Form 10-Q
period 1996-03-31
OXIGENE INC
filed 1996-05-15
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                   FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996
                                      OR


    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period from ______ to ______
                         Commission File Number 0-21990



                                 OXiGENE, INC.
             (Exact name of Registrant as specified in its charter)
                  DELAWARE                            13-3679168
      (State or other jurisdiction of               (IRS Employer
       incorporation or organization)            Identification No.)



                              110 East 59th Street
                               New York, NY 10022
          (Address of principal executive offices, including zip code)

                                 (212) 421-0001
                    (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                     Common Stock, par value $.01 per share
                 Warrant to Purchase One Share of Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  /x/        No

As of March 31, 1996, there were 6,973,300 shares of the Registrant's Common Stock issued and outstanding.

                                 OXiGENE, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


                             INDEX                                  PAGE NO.

PART I.           FINANCIAL INFORMATION
   Item 1.        Financial Statements                                  2

                  Consolidated Balance Sheets                           3

                  Consolidated Statement of Operations                  4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6

   Item 2.        Management's Discussion and Analysis of               7
                  Financial Condition and Results of
                  Operations

PART II.          OTHER INFORMATION                                    10

   Item 1.        Legal Proceedings                                    10

   Item 2.        Changes in Securities                                10

   Item 3.        Defaults Upon Senior Securities                      10

   Item 4.        Submission of Matters to a Vote of                   10
                  Securityholders

   Item 5.        Other Information                                    10

   Item 6.        Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                             11

                         PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and March 31, 1995, and the cash flows for the three month periods ended March 31, 1996 and March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                 OXiGENE, INC.
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                           (All amounts in Thousands)

                                                       March 31,          December 31,
                                                         1996                 1995
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $10,529            $10,407
   Securities available-for-sale                               --                502
   Prepaid expenses                                            99                 50
   Interest receivable                                        120                202
   Other                                                       12                 19
                                                               --                 --
Total current assets                                       10,760             11,180

   Furniture, fixtures and equipment, at cost                  66                 62
   Accumulated depreciation                                  (28)               (25)
                                                             ----               ----
Net property and equipment                                     38                 37

Deposits                                                       10                 10
Total assets                                              $10,808            $11,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses:
     Due to Cato Research, Ltd.                             $ 158              $ 134
     Accrued expenses                                         458                259
     Accrued stock appreciation rights                        814                223
     Other payables                                            54                 54
                                                               --                 --
Total current liabilities                                   1,484                670

Stockholders' equity Common stock $0.01 par value:
     Authorized shares - 15,000,000 shares
     Issued and outstanding
     6,973,300 at March 31, 1996
     6,823,300 at December 31, 1995                            70                 68
   Additional paid-in capital                              22,146             21,864
   Deficit accumulated during the development stage      (12,913)           (11,400)
   Foreign currency translation adjustment                     21                 25
                                                               --                 --
Total stockholders' equity                                  9,324             10,557

Total liabilities and stockholders' equity                $10,808            $11,227



The accompanying notes are an integral part of these financial statements.

                                 OXiGENE, INC.
                         (A development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (All amounts in Thousands, except per share data)
                                  (Unaudited)


                                              Three months ended March 31,
                                                   1996           1995
Revenue
Interest income                                $   129        $    53

Operating expenses
Research and development:
   Cato Research, Ltd.                             228            148
   Other                                           786            513
                                                 -----            ---
Total research and development                   1,014            661
General and administrative                         628            413
                                                 -----            ---
Total operating expenses                         1,642          1,074

Net loss                                       (1,513)        (1,021)

Net loss per common share                       (0.22)         (0.20)

Weighted average number of shares of
  Common Stock outstanding                       6,881          5,058



The accompanying notes are an integral part of these financial statements.

                                 OXiGENE, INC.
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in Thousands)
                                  (Unaudited)



                                                    Three months ended March 31,
                                                        1996          1995

Operating activities
Net loss                                              $(1,513)      $(1,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                              3             2
   Amortization of debt securities                          --             4
   Compensation related to issuance of warrants,
   options and stock appreciation rights                   591             --
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets             40           152
      Accounts payable and accrued expenses                223           139
                                                           ---           ---

Net cash used by operating activities                    (656)         (724)

Financing activities
Proceeds from issuance of common stock, net                283            --

Net cash provided by financing activities                  283            --

Investing activities
Proceeds from sale of securities available-for-sale        502             --
Purchase of furniture, fixture and equipment               (4)          (11)

Net cash used in investing activities                      498          (11)

Effect of exchange rate on changes in cash                 (3)

Net increase (decrease) in cash and cash equivalents       122         (735)
                                                        10,407         1,194
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period             $10,529         $ 459


The accompanying notes are an integral part of these financial statements.

                                 OXiGENE, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Cash and Cash Equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Net Loss Per Share

         Net loss per share is based upon the Company's aggregate net loss divided by the weighted average number of shares of Common Stock outstanding during the respective periods. All options and warrants were antidilutive and, accordingly, excluded from the calculation of weighted average shares.

2. Principles of Consolidation

         At the end of 1994, the Company established a wholly-owned operating subsidiary in Sweden, OXIGENE (Europe) AB. This subsidiary manages and controls the Company's research and development work, and monitors the European clinical trials. The consolidated financial statements include the accounts of the Company and OXiGENE Europe AB, effective January 1, 1995.

         Intercompany balances and transactions have been eliminated.

3. Stockholder's Equity

         During the three-month period ended March 31, 1996, the Company issued 150,000 shares of Common Stock upon exercise of previously granted warrants.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Description of Business

             OXiGENE is a development stage pharmaceutical company engaged primarily in developing products designed to enhance traditional treatments for cancer, aging, and autoimmune diseases. Currently under development are (1) therapeutics that inhibit the ability of cancer cells to repair their DNA structure after damage produced by radiation or chemotherapy; (2) chemopreventive agents that stimulate DNA repair to strengthen the body's immune system; and (3) diagnostics that measure DNA activity to determine immune function and status. Since its inception in February, 1988, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions, primarily the University of Lund, Sweden. The Company has generated a cumulative net loss of $12,913,000 for the period from its inception through March 31, 1996. The Company expects to incur additional operating losses in the year ending December 31, 1996, and for several years thereafter, principally as a result of its continuing anticipated research and development and clinical trials expenditures. The major source of the Company's working capital has been the proceeds of private and public equity financing. Most recently, in the summer of 1995, the Company completed a private placement of approximately $10,000,000, before expenses. As of March 31, 1996, the Company had no long-term debt or loans payable. Since its inception, the Company has had no licensing or other fee income, and does not anticipate any such income for the foreseeable future. The Company had interest income of $129,000 for the three months period ended March 31, 1996.

Results of Operations - Three Months Ended March 31, 1996 and 1995

          During the three months ended March 31, 1996 and 1995, the Company had no income, except for $129,000 of interest income for the three months ended March 31, 1996 and $53,000 of interest income for the three month period ended March 31, 1995. The operating expenses for those periods were $1,642,000 and $1,074,000, respectively. The research and development expenses for the same periods were $1,014,000 and $661,000, respectively, and the general and administrative expenses were $628,000 and $413,000, respectively. The increase in reported research and development expenses was attributable to a charge for financial reporting purposes of $591,000. This charge was recorded because the market value per share of Common Stock on March 31, 1996 ($19.25) exceeded the exercise price of stock appreciation rights previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses declined by approximately $238,000, compared to the comparable 1995 period, as a result of the timing of the Company's payments to clinical investigators. Generally, the Company makes payments to clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding stock appreciation rights, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses increased primarily as a result of an increase in the Company's activities, mostly in Sweden.

Liquidity and Capital Resources

             The company has experienced net losses and negative cash flow from operations each year since its inception and, as of March 31, 1996, the Company had a cumulative deficit of $12,913,000. To date, the Company has financed its operations primarily through the proceeds of private and public equity financing. The Company has attempted to contain costs and reduce cash outflow by maintaining low overhead costs, using consultants as required and utilizing facilities available at the University of Lund, Sweden for research and development.

             At December 31, 1995, the Company had $10,909,000 in cash and cash equivalents and marketable securities available for sale. In the first quarter of 1996, the Company disposed of its marketable securities. The proceeds from this disposition were mostly used to finance operations during the three months ended March 31, 1996. At March 21, 1996, the Company had $10,529,000 in cash and cash equivalents.

             The Company expects to incur additional expenses which will probably result in significant losses over the next several years as it continues to expand its research and development activities and undertakes the clinical trials required to bring its products to the marketplace.

             The Company's policy is to maintain a relatively small number of executives and to rely as much as possible on outside services for its clinical research, clinical trials and administration. The Company maintains small executive offices in New York and in Lund, Sweden, both of which are subleased. The Company no longer considers closing its New York executive office and consolidating its administrative and financial functions in the Lund facility. Further, the Company contemplates subleasing new laboratory space in the New York metropolitan area that will complement research activities with those at the Lund facility. The Company contracts with Cato Research, Ltd., Durham, North Carolina, for the coordination of the Company's clinical trials and retention of its clinical files. The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials.

             The Company's working capital and capital requirements may, however, vary materially from those now planned due to numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of preclinical testing and clinical trials, the timing and costs involved in obtaining regulatory approvals, the level of resources that the Company will devote to the development of its manufacturing, marketing and sales capabilities, technological advances, the approval of pending patent applications and the status of collaborative agreements with other companies to provide funding and services to the Company to support or defray some of or all of the costs associated with any of or all these activities. The Company anticipates that its current assets will be sufficient to complete the perquisite clinical trials prior to regulatory approval for its current compounds, Sensamide(TM) and Neu-Sensamide(TM). A collaborative agreement with a third party to complete development of these or other products or bring products to market will be sought during 1996 and thereafter. There can be no assurance that the Company's current assets will be sufficient to attain clinical trials milestones or that a third party collaboration can be realized or that additional financing, if required, will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 1996 out of the normal course of business, including expenditures associated with its clinical trials.

Tax Matters

             As of December 31, 1995, the Company had, for Federal income tax purposes, net operating loss carryforwards of approximately $10,672,000. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of the Company's stock of more than 50% (within the meaning of the Internal Revenue Code) occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership and it is possible that such a change in ownership may be deemed to have occurred following the Company's initial public offering, which was completed in October, 1993, and/or the private placement of 1,666,700 shares of Common Stock, which was completed in July 1995.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.


Item 2.      Changes in Securities

             None.


Item 3.      Defaults upon Senior Securities

             None.


Item 4.      Submission of Matters to a Vote of Security Holders

             None.


Item 5.      Other Information

             On April 15, 1996, the Company announced that it had received a notice of allowance from the United States Patent and Trademark Office with respect to Neu-Sensamide(TM). A copy of the press release is attached hereto as Exhibit 99.1.


Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits.

                  The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

                  27.1     Financial Data Schedule

                  99.1 Press Release, dated April 15, 1996, with respect to notice of allowance for patent covering Neu-Sensamide(TM).

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 OXiGENE, INC.



Date:  May 14, 1996                        /s/ Bjorn Nordenvall
     -------------------------------      --------------------
                                          Bjorn Nordenvall
                                          President and Chief Executive Officer

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                                    for the Fiscal Quarter Ended March 31, 1996

                                    Exhibits



Exhibit
Number            Description


27.1              Financial data schedule.

99.1              Press release dated April 15, 1996.