Form 10-Q
period 1996-06-30
OXIGENE INC
filed 1996-08-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

 [x]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

                        Commission File Number: 0-21990


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1996, there were 7,271,282 shares of the Registrant's Common Stock issued and outstanding.

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

             INDEX                                              PAGE NO.

PART I.      FINANCIAL INFORMATION                                 1

   Item 1.   Financial Statements                                  1
             Consolidated Balance Sheets                           2
             Consolidated Statement of Operations                  3
             Consolidated Statements of Cash Flows                 4
             Notes to Consolidated Financial Statements            5
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6

PART II.                        OTHER INFORMATION                  9

   Item 1.   Legal Proceedings                                     9
   Item 2.   Changes in Securities                                 9
   Item 3.   Defaults Upon Senior Securities                       9
   Item 4.   Submission of Matters to a Vote of Securityholders    9
   Item 5.   Other Information                                     10
   Item 6.   Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                         11

                         PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of June 30, 1996 and December 31, 1995, the results of operations for the three-month and six-month periods ended June 30, 1996 and June 30, 1995, and the cash flows for the six month periods ended June 30, 1996 and June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                 OXiGENE, Inc.
                         (A development stage company)
                          Consolidated Balance Sheets
                           (All amounts in thousands)


                                                                     June 30, 1996        December 31, 1995
                                                                 --------------------     -----------------
                                                                  (Unaudited)


Assets
Current assets:
   Cash and cash equivalents                                             10,710                 10,407
   Securities available-for-sale                                            --                     502
   Prepaid expenses                                                          80                     50
   Interest receivable                                                       77                    202
   Other                                                                     21                     19
                                                                 ---------------     ------------------
Total current assets                                                     10,888                 11,180
                                                                 ---------------     ------------------

   Furniture, fixtures and equipment, at cost                                73                     62
   Accumulated depreciation                                                 (31)                   (25)
                                                                 ---------------     ------------------
Net property and equipment                                                   42                     37
                                                                 ---------------     ------------------

Deposits                                                                     10                     10

Total Assets                                                             10,940                 11,227
                                                                 ===============     ==================

Liabilities and stockholders' equity
Current Liabilities:

   Accounts payable and accrued expenses:

     Due to Cato Research, Ltd.                                              75                    134
     Other payables                                                         748                    536
                                                                 ---------------     ------------------
Total current liabilities                                                   823                    670
                                                                 ---------------     ------------------

Stockholders' equity Common stock $0.01 par value:

     Authorized shares - 15,000,000 shares
     Issued and outstanding
     7,271,285 at June 30, 1996

     6,823,300 at December 31, 1995                                          72                     68
   Additional paid-in capital                                            24,853                 21,864
   Common stock subscribed                                                   98                    --
   Subscription receivable                                                  (98)                   --
   Deficit accumulated during the development stage                     (14,811)               (11,400)
   Foreign currency translation adjustment                                    3                     25
                                                                 ---------------     ------------------
Total stockholders' equity                                               10,117                 10,557
                                                                 ---------------     ------------------

Total liabilities and stockholders' equity                               10,940                 11,227
                                                                 ===============     ===================


         The accompanying notes are an integral part of this statement

                                 OXiGENE, Inc.
                         (A development stage company)
                      Consolidated Statement of Operations
               (All amounts in thousands, except per share date)
                                  (Unaudited)






                                                 Three months ended                 Six months ended
                                           ------------------------------------------------------------------------
                                           June 30, 1996     June 30, 1995    June 30, 1996    June 30, 1995
                                           ----------------- ----------------- ----------------- ------------------

Revenue
Interest income                                      125            29               254                 82


Operating expenses
Research and development:

   Cato Research, Ltd.                               160            134               388               282
   Other                                           1,182            478             1,968               991
Total research and development                     1,342            612             2,356             1,273
General and administrative                           681            233             1,309               646
                                           ----------------- ----------------- ----------------- ------------------
Total operating expenses                           2,023            845             3,665             1,919
                                           ----------------- ----------------- ----------------- ------------------


Net loss                                           1,898)          (816)           (3,411)           (1,837)
                                           ================= ================= ================= ==================


Net loss per common share                          (0.27)         (0.16)            (0.49)            (0.36)
                                           ================= ================= ================= ==================


Weighted average number of
 common shares outstanding                         6,971          5,058             6,971             5,058
                                           ================= ================= ================= ==================


         The accompanying notes are an integral part of this statement

                                 OXiGENE, Inc.
                         (A development stage company)
                     Consolidated Statements of Cash Flows
                          (All amounts in thousands)
                                  (Unaudited)




                                                                  Six months ended
                                                         -----------------------------------
                                                              June 30, 1996     June 30, 1995
                                                         --------------------   --------------

Operating activities
Net Loss                                                         (3,411)               (1,837)
Adjustment to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                       6                     4
   Amortization of debt securities                                  --                      9
   Compensation related to issuance of warrants,
   options and stock appreciation rights                          1,008                   --
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                      93                   138
      Accounts payable and accrued expenses                         375                   (52)
                                                         --------------------   --------------

Net cash used in operating activities                            (1,929)               (1,738)
                                                         --------------------   --------------

Financing activities
Proceeds from issuance of common stock, net                       1,710                  --
Other capital contribution                                           53
                                                         ---------------------  -------------

Net cash provided by financing activities                         1,763                  --


Investing activities
Proceeds from sale of securities available-for-sale                 502                   848
Purchase of furniture, fixture and equipment                        (11)                  (18)
                                                         --------------------   --------------
Net cash used in investing activities                               491                   830

Effect of exchange rate on changes in cash                          (22)

Net increase (decrease) in cash and cash equivalents                303                  (908)
Cash and cash equivalents at beginning of period                 10,407                 1,194


Cash and cash equivalents at end of period                       10,710                   286




       The accompanying notes are an integral part of this statement

                                 OXiGENE, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

3. Stockholder's Equity

         During the six-month period ended June 30, 1996, the Company issued 397,982 shares of Common Stock upon exercise of previously granted warrants.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Description of Business

             OXiGENE is a development stage pharmaceutical company engaged primarily in developing products designed to enhance traditional treatments for cancer, aging, and autoimmune diseases. Currently under development are (1) therapeutics that inhibit the ability of cancer cells to repair their DNA structure after damage produced by radiation or chemotherapy; (2) chemopreventive agents that stimulate DNA repair to strengthen the body's immune system; and (3) diagnostics that measure DNA activity to determine immune function and status. Since its inception in February, 1988, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with clinical institutions, primarily the University of Lund, Sweden. The Company has generated a cumulative net loss of $14,811,000 for the period from its inception through June 30, 1996. The Company expects to incur additional operating losses in the year ending December 31, 1996, and for several years thereafter, principally as a result of its continuing anticipated research and development and clinical trials expenditures. The major source of the Company's working capital has been the proceeds of private and public equity financings. Most recently, in the summer of 1995, the Company completed a private placement of approximately $10,000,000, before expenses. As of June 30, 1996, the Company had no long-term debt or loans payable. Since its inception, the Company has had no licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations - Six Months Ended June 30, 1996 and 1995

             During the six months ended June 30, 1996 and 1995, the Company had no income, except for interest income of approximately $254,000 and $82,000 for those respective periods. The increase in interest income is attributable primarily to the increase in cash and cash equivalents as a result of the completion of a $10 million (before expenses) private placement in the summer of 1995. The operating expenses for those periods were approximately $3,665,000 and $1,919,000, respectively. The research and development expenses for the same periods were approximately $2,356,000 and $1,273,000, respectively, and the general and administrative expenses were approximately $1,309,000 and $646,000, respectively. The increase in reported research and development expenses was attributable to a charge for financial reporting purposes of approximately $1,007,000. This charge was recorded because the market value per share of Common Stock on June 30, 1996 ($25.50) exceeded the exercise price of stock appreciation rights previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $76,000, compared to the comparable 1995 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding stock appreciation rights, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses increased primarily as a result of an increase in the Company's activities, mostly in Sweden.

Liquidity and Capital Resources

             The company has experienced net losses and negative cash flow from operations each year since its inception and, as of June 30, 1996, the Company had a cumulative deficit of $14,811,000. To date, the Company has financed its operations primarily through the proceeds of private and public equity financings. The Company has attempted to contain costs and reduce cash outflow by maintaining low overhead costs, using consultants as required and utilizing facilities available at the University of Lund, Sweden, for research and development.

             At December 31, 1995, the Company had approximately $10,909,000 in cash and cash equivalents and marketable securities available for sale. In the first quarter of 1996, the Company disposed of its marketable securities. The proceeds from this disposition were mostly used to finance operations during the three months ended March 31, 1996. In the quarter ended June 30, 1996, an aggregate of 240,100 options and warrants were exercised, with proceeds to the Company of $1,427,285. A portion of these proceeds was used to finance operations during the three months ended June 30, 1996. The Company had cash and cash equivalents of approximately $10,710,000 at June 30, 1996, compared to approximately $10,407,000 at March 31, 1996.

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

             The Company's working capital and capital requirements may, however, vary materially from those now planned due to numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of preclinical testing and clinical trials, the timing and costs involved in obtaining regulatory approvals, the level of resources that the Company will devote to the development of its manufacturing, marketing and sales capabilities, technological advances, the approval of pending patent applications and the status of collaborative agreements with other companies to provide funding and services to the Company to support or defray some of or all of the costs associated with any of or all these activities. The Company anticipates that its cash and cash equivalents will be sufficient to complete the perquisite clinical trials prior to regulatory approval for its current compounds, Sensamide(TM) and Neu-Sensamide(TM). A collaborative agreement with a third party to complete development of these or other products or bring products to market will be sought during 1996 and thereafter. There can be no assurance that the Company's cash and cash equivalents will be sufficient to attain clinical trials milestones or that a third party collaboration can be realized or that additional financing, if required, will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 1996.

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

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             On June 14, 1996, the Company held its Annual Meeting of Stockholders (the "Meeting") in Stockholm, Sweden. At the Meeting, all nominees for director, Professor Marvin Caruthers, Michael Ionata, Dr. Bjorn Nordenvall, Dr. Ronald W. Pero and Dr. Claus M0ller, were elected. There were 5,545,251 (or 96.2%) votes cast in favor, and 221,700 (or 3.8%) votes cast against the election of each of the aforementioned nominees for director.

             The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996, with 5,750,141 votes (or 99.7%) cast in favor, 16,310 votes against, and 500 abstentions.

             The Company's stockholders were also asked to approve (1) an amendment to the Company's Amended and Restated Stock Incentive Plan, (2) the OXiGENE, Inc. 1996 Stock Incentive Plan, (3) the terms of indemnification agreements between the Company and its directors, executive officers and key employees, and (4) an amendment to the Company's Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 15 million shares to 60 million shares. Each of these proposals was approved by a majority of the shares present at the Meeting, either in person or by proxy, and entitled to vote, except for the proposal regarding an amendment to the Company's Amended and Restated Certificate of Incorporation, which was approved by a majority of the Company's issued and outstanding shares of Common Stock. The following table sets forth the votes cast for each of the foregoing proposals:



                                      Votes "FOR"       Votes "AGAINST"      Abstentions         Non-votes
                                      -----------       ---------------      -----------         ---------
Amendment to Amended and Restated        3,759,259           24,960*            5,000*          1,977,732
Stock Incentive Plan**                    (65.2%)                                                (34.2%)

OXiGENE, Inc. 1996 Stock Incentive       3,653,814           159,560            4,700*          1,948,877
Plan**                                    (63.4%)             (2.8%)                             (33.8%)

Indemnification Agreements**             3,815,918            60,510            695,000         1,205,523
                                          (66.2%)             (1.0%)            (12.1%)          (20.9%)

Amendment to Amended and Restated        4,392,523           171,010            4,700*          1,198,718
Certificate of Incorporation***           (62.5%)             (2.4%)                             (17.1%)


- ----------------------
Numbers do not add up to 100% due to rounding.
*    Represents less than 1%.
** Percentage calculated on basis of number of shares present at the Meeting, either in person or by proxy, and entitled to vote.
*** Percentage calculated on basis of number of shares of Common Stock issued and outstanding.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits.

             The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

             27.1 Financial Data Schedule

             99.1 Press Release, dated June 14, 1996, with respect to
                    the election of OXiGENE's new board of directors

             (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     OXiGENE, INC.

Date:  August 12, 1996                               /s/ Bjorn Nordenvall
     ---------------------------------------         --------------------
                                                     Bjorn Nordenvall
                                                     President and Chief
                                                       Executive Officer

                                 OXiGENE, INC.

                         Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended June 30, 1996

                                    Exhibits

Exhibit
Number                   Description

27.1              Financial data schedule.

99.1              Press release dated June 14, 1996.