Form 10-Q
period 1996-09-30
OXIGENE INC
filed 1996-11-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


      [x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended September 30, 1996

                                               OR


      [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from ______ to ______



                        Commission File Number: 0-21990


                                 OXiGENE, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               13-3679168
    (State or other jurisdiction of                  (IRS Employer
           incorporation or                       Identification No.)
             organization)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1996, there were 7,647,418 shares of the Registrant's Common Stock issued and outstanding.

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


                                INDEX                             PAGE NO.

PART I.       FINANCIAL INFORMATION                                      1

   Item 1.    Financial Statements                                       1

              Condensed Consolidated Balance Sheets                      2

              Condensed Consolidated Statement of Operations             3

              Condensed Consolidated Statements of Cash Flows            4

              Notes to Condensed Consolidated Financial Statements       5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6

PART II.      OTHER INFORMATION                                          9

   Item 1.    Legal Proceedings                                          9

   Item 2.    Changes in Securities                                      9

   Item 3.    Defaults Upon Senior Securities                            9

   Item 4.    Submission of Matters to a Vote of Securityholders         9

   Item 5.    Other Information                                          9

   Item 6.    Exhibits and Reports on Form 8-K                           9


SIGNATURES                                                              10

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of September 30, 1996 and December 31, 1995, the results of operations for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 30, 1996 and September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                 OXiGENE, Inc.
                         (A development stage company)
                     Condensed Consolidated Balance Sheets
                           (All amounts in thousands)


                                                                      September 30, 1996              December 31, 1995
                                                                      ------------------              -----------------
                                                                          (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                    $             12,427            $             10,407
    Securities available-for-sale                                                                                 502
    Prepaid expenses                                                               65                              50
    Interest receivable                                                           182                             202
    Other                                                                          53                              19
                                                                ---------------------           --------------------
Total current assets                                                           12,727                          11,180

    Furniture, fixtures and equipment, at cost                                    103                              62
    Accumulated depreciation                                                      (37)                            (25)
                                                                 ---------------------           ---------------------
Net property and equipment                                                         66                              37

Deposits                                                                           10                              10
                                                                 ---------------------           --------------------

Total Assets                                                                   12,803                          11,227
                                                                 =====================           ====================

Liabilities and stockholders' equity
Current Liabilities:
    Accounts payable and accrued expenses:
    Due to Cato Research, Ltd.                                                     11                             134
    Other payables                                                                494                             536
                                                                 ---------------------           --------------------
Total current liabilities                                                         505                             670

Stockholders' equity
     Common stock $0.01 par value:
     Authorized shares - 15,000,000 shares
     Issued and outstanding
     7,647,418 at September 30, 1996
     6,823,300 at December 31, 1995                                                76                              68
    Additional paid-in capital                                                 28,216                          21,864
    Deficit accumulated during the development
     stage                                                                    (16,009)                        (11,400)
    Foreign currency translation adjustment                                        15                              25
                                                                 ---------------------           --------------------
Total stockholders' equity                                                     12,298                          10,557
                                                                 ---------------------           --------------------

Total liabilities and stockholders' equity                         $           12,803              $           11,227
                                                                 =====================           ====================



         The accompanying notes are an integral part of this statement.


424544.1

                                 OXiGENE, Inc.
                         (A development stage company)
                Condensed Consolidated Statements of Operations
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                                                                          Period from
                                                                                                    February 22, 1988
                                                                                                          (Inception)
                                            Three months ended               Nine months ended                through
                                              September 30,                    September 30,            September 30,
                                          1996             1995            1996           1995                   1996
                                      ----------       ----------      ----------       ---------     ---------------
Revenue
Interest income                             118              159             371             241               1,118
Research                                                                                                          31
                                      ----------       ----------      ----------       ---------     --------------
Total revenue                               118              159             371             241               1,149

Operating expenses
Research and development:
    Cato Research, Ltd.                      72              255             460             537               2,925
    Other                                   530              342           2,498           1,333               7,103
                                      ----------       ----------      ----------       ---------     --------------
Total research and development              602              597           2,958           1,870              10,028
General and administrative                  713              323           2,022             969               7,130
                                      ----------       ----------      ----------       ---------     --------------
Total operating expenses                  1,315              920           4,980           2,839              17,158
                                      ----------       ----------      ----------       ---------     --------------

Net loss                                  (1,197)           (761)          (4,609)         (2,598)           (16,009)
                                      ===========      ==========      ===========      ==========    ===============

Net loss per common share                 (0.16)           (0.12)          (0.65)          (0.47)

Weighted average number of
common shares outstanding                 7,480            6,572           7,141           5,568



              The accompanying notes are an integral part of this statement.


424544.1

                                 OXiGENE, Inc.
                         (A development stage company)
                Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                  (Unaudited)


                                                                                                                Period from
                                                                                                          February 22, 1988
                                                                                                                (Inception)
                                                                        Nine months ended                           through
                                                                          September 30,                       September 30,
                                                                        1996                1995                       1996
                                                               -------------       -------------      ---------------------
Operating Activities
Net Loss                                                             (4,609)             (2,598)              (16,009)
Adjustment to reconcile net loss to net cash used
in operating activities:
    Depreciation                                                         12                   7                    36
    Amortization/loss on sale of securities
    available-for-sale                                                                       20                     9
    Compensation related to issuance of warrants,
    options and stock appreciation rights                             1,001                                     1,672
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                         (29)                132                  (297)
      Accounts payable and accrued expenses                              58                 165                   496
                                                               -------------       -------------      ---------------

Net cash used in operating activities                                (3,567)             (2,274)              (14,093)

Financing activities
Proceeds from issuance of common stock, net                           5,083               9,609                26,568
Other capital contribution                                               53                                        53
                                                               -------------       -------------      ---------------

Net cash provided by financing activities                             5,136               9,609                26,621

Investing activities
Proceeds from sale of securities available-for-sale                     502               1,840                 3,359
Purchase of securities available-for-sale                                                                      (3,368)
Deposits                                                                                                          (10)
Purchase of furniture, fixture and equipment                            (41)                (22)                 (102)
                                                               -------------       -------------      ----------------

Net cash used in investing activities                                   461               1,818                  (121)

Effect of exchange rate on changes in cash                              (10)                                       20
                                                               -------------       -------------      ---------------

Net increase in cash and cash
equivalents                                                           2,020               9,153                12,427
Cash and cash equivalents at beginning of period                     10,407               1,194
                                                               -------------       ------------       ---------------

Cash and cash equivalents at end of period                           12,427              10,347                12,427
                                                               =============       =============      ===============



         The accompanying notes are an integral part of this statement.


424544.1

                                 OXiGENE, INC.
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

2. Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Swedish subsidiary, OXiGENE (Europe) AB. Intercompany balances and transactions have been eliminated.

Stockholder's Equity

         During the nine months ended September 30, 1996, the Company issued 824,118 shares of Common Stock upon exercise of previously granted warrants, options and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $5.1 million.

         During the nine months ended September 30, 1996, the Company recorded a charge for financial reporting purposes of approximately $1.0 million because the market value of the Company's Common Stock exceeded the exercise prices of SARs issued by the Company. Because SARs are satisfied, upon exercise, only by the distribution of shares of Common Stock, the charge was credited to additional paid-in capital. In addition, SARs accrued as a liability as of December 31, 1995, amounting to approximately $0.2 million, were credited to additional paid-in capital.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Description of Business

             OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. The Company's proprietary technology involves the inhibition, measurement and stimulation of the cellular DNA repair process. Since its inception in February, 1988, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. The Company has generated a cumulative net loss of approximately $16.0 million for the period from its inception through September 30, 1996. The Company expects to incur significant additional operating losses in the year ending December 31, 1996, and for several years thereafter, principally as a result of its continuing clinical trials and anticipated research and development expenditures.

             The principal source of the Company's working capital has been the proceeds of private and public equity financings. In the summer of 1995, the Company completed a private placement of approximately $10.0 million before expenses. Further, on October 30, 1996, the Company announced that its Registration Statement under the Securities Act, covering a proposed public offering by the Company of 1 million shares of Common Stock, had been declared effective by the SEC. D. Carnegie AB, a Swedish investment bank ("Carnegie"), and Nordberg Capital Inc. will underwrite the Offering. The closing of the Offering is expected in mid-November 1996.

             As of September 30, 1996, the Company had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations - Nine Months Ended September 30, 1996 and 1995

          During the nine-month periods ended September 30, 1996 and 1995, the Company had no revenues, except for approximately $0.4 million and $0.2 million of interest income, respectively. The increase in interest income is attributable primarily to the increase in cash and cash equivalents as a result of the completion of a $10 million (before expenses) private placement in the summer of 1995. Operating expenses for those periods were approximately $5.0 million and $2.8 million, respectively. Research and development expenses for the nine-month period ended September 30, 1996 increased to approximately $3.0 million from approximately $1.9 million for the comparable 1995 period. The increase in reported research and development expenses was attributable to a charge for financial reporting purposes of approximately $1.0 million. This charge was recorded because the market value per share of Common Stock on September 30, 1996 ($23.00) exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $0.1 million compared to the comparable 1995 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine-month period ended September 30, 1996 increased to approximately $2.0 million from approximately $1.0 million for the comparable 1995 period. The increase in general and administrative expenses is primarily attributable to investment banking fees paid to Carnegie, start-up expenses related to establishing the Company's Swedish subsidiary and, generally, an increase in the Company's activities, mostly in Sweden.

Liquidity and Capital Resources

             OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 1996, had a deficit during the development stage of approximately $16.0 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

             At December 31, 1995, the Company had approximately $10.9 million in cash and cash equivalents and marketable securities available for sale. In the first quarter of 1996, the Company disposed of its marketable securities. The Company had cash and cash equivalents of approximately $12.4 million at September 30, 1996, compared to approximately $10.7 million at June 30, 1996. The increase in cash and cash equivalents in the third quarter is primarily attributable to the issuance, upon exercise of outstanding options, warrants and SARs, of 376,136 shares of Common Stock, with proceeds to the Company of approximately $3.3 million. A portion of these proceeds was used to finance operations during the three months ended September 30, 1996. The Company believes that a relatively large number of publicly-traded warrants was exercised in the three-month period ended September 30, 1996 because of an increase in the exercise price of those warrants (from $10.35 to $12.35), effective August 26, 1996. The Company does not believe that the rate of exercise of the publicly-traded warrants in the quarter ended September 30, 1996 is indicative of the rate at which those warrants may be exercised in the future. As of September 30, 1996, an aggregate of 1,193,241 publicly-traded warrants remained outstanding.

             OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small executive offices in New York and in Lund, Sweden, and recently established an office in Stockholm, Sweden, all of which are subleased. Further, the Company contemplates subleasing new laboratory space in the New York metropolitan area that will complement research activities with those at the Lund facility. The Company contracts with Cato Research, Ltd., Durham, North Carolina, for the coordination of the Company's clinical trials and retention of its clinical files. The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. Further, in May 1996, in collaboration with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), the Company established a large-scale synthesis of Oxi-104, a new chemical compound under preclinical testing by the Company, in accordance with current U.S. Good Laboratory Practice Standards. Through September 30, 1996, the Company has paid ILEX approximately $0.4 million. As the research and development with respect to Oxi-104 continue, the Company expects that the amounts payable to ILEX from time to time will increase significantly.

          The Company anticipates that the net proceeds of the Offering, together with available cash, cash equivalents, investment securities and investment income, should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months from the completion of the Offering. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. The Company expects that these funding needs will continue even after the closing of the Offering. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 1996.

Tax Matters

             As of December 31, 1995, the Company had, for Federal income tax purposes, net operating loss carryforwards of approximately $10.7 million. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of the Company's stock of more than 50% (within the meaning of the Internal Revenue Code) occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership and it is possible that such a change in ownership may be deemed to have occurred following the Company's initial public offering, which was completed in October, 1993, and/or the private placement of 1,666,700 shares of Common Stock, which was completed in July 1995, or that it will be deemed to have occurred upon completion of the Offering.

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

         None.


Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

                  27.1     Financial Data Schedule
                  99.1 Press Release, dated August 13, 1996, with respect to initiation of clinical trial for Oxi-104.
                  99.2 Press Release, dated August 13, 1996, with respect to appointment of CFO.
                  99.3 Press Release, dated September 30, 1996, with respect to filing of registration statement in connection with Stockholm Stock Exchange listing.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     OXiGENE, INC.



Date:  November 13, 1996                             /s/BoHaglund
                                                     --------------------------
                                                     Bo Haglund
                                                     Chief Financial Officer

                                 OXiGENE, INC.

                         Quarterly Report on Form 10-Q
                for the Fiscal Quarter Ended September 30, 1996

                                    Exhibits



Exhibit
Number                           Description
------                           -------------

27.1 Financial data schedule.
99.1 Press Release, dated August 13, 1996, with respect to initiation of clinical trial for Oxi-104.
99.2 Press Release, dated August 13, 1996, with respect to appointment of CFO.
99.3 Press Release, dated September 30, 1996, with respect to filing of registration statement in connection with Stockholm Stock Exchange listing.