Form 10-K
period 1996-12-31
OXIGENE INC
filed 1997-03-20
CIK 908259

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-21990

                                  OXiGENE, INC.
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

          Delaware                                         13-3679168
  -------------------                                 --------------------
  (State or other jurisdiction of               (I.R.S. employer identification
   incorporation or organization)                           number)

                 110 East 59th Street, New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 421-0001
                     (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                  Warrant to purchase one share of Common Stock
                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1997 was $288,547,828, based on the closing price of $33.50 on that date.

As of March 12, 1997, the aggregate number of outstanding shares of Common Stock of the registrant was 9,259,868.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 1997 is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995

          Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the "Risk Factors" section of this Annual Report on Form 10-K and in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report on Form 10-K.


                                     PART I


1.       BUSINESS.

Introduction

          OXiGENE, Inc. ("OXiGENE" or the "Company") is engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. The Company's proprietary technology involves the inhibition, measurement and stimulation of the cellular DNA repair process. When administered in accordance with their prescribed regimens, the Company believes that its principal products, Sensamide(TM) and Neu-Sensamide(TM), should make cancerous tumor cells more sensitive to radiation by inhibiting DNA repair activity, consequently increasing tumor damage from radiation therapy in those cells. Accordingly, the Company expects that patient response to radiation should be improved and result in increased tumor shrinkage, or reduced side effects, or both.

          Patient recruitment for the Company's 226-patient, European, randomized, controlled Phase II/III clinical trial of Sensamide(TM) in combination with radiation therapy in patients with inoperable non-small cell lung cancer has been completed, with 218 patients enrolled in the trial. This study was conducted pursuant to an Investigational New Drug ("IND") application that was filed with the U.S. Food and Drug Administration ("FDA") in 1992. Patients will be monitored for four months following the completion of their treatment to determine tumor response, the primary endpoint of the study, quality of life and survival time. The Company intends to announce the results of this study at the 9th European Cancer Conference (ECCO9) to be held in Hamburg, Germany, from September 14-18, 1997.

          In the fourth quarter of 1996, OXiGENE commenced an additional 226-patient, randomized, controlled Phase III clinical trial in patients with non-small cell lung cancer using Neu-Sensamide(TM), the Company's reformulated version of Sensamide(TM). Based on preliminary preclinical studies and a Phase I clinical trial, the Company believes that Neu-Sensamide(TM) is as effective a radiation sensitizer as Sensamide(TM) is, with fewer side effects. In addition to the 15 European centers that participated in the Phase II/III Sensamide(TM) clinical trial, five centers in the United States and an additional five European centers are expected to participate in the Phase III Neu-Sensamide(TM) clinical trial. The combined results of the Sensamide(TM) and Neu-Sensamide(TM) studies are intended to serve as the basis of the Company's New Drug Application ("NDA") for Neu-Sensamide(TM) as a radiation sensitizer for the treatment of patients with non-small cell lung cancer.

          In March 1996, the Company filed an additional protocol under its existing IND application with the FDA to commence a 15-patient, open-label, European Phase I/II study of Neu-Sensamide(TM) in patients with glioblastomas, a highly malignant form of brain cancer. The FDA has indicated in a meeting with the Company that if the Company is able to demonstrate the clinical efficacy of Neu-Sensamide(TM) in conjunction with radiation therapy in two different forms of cancer under controlled study conditions, and in two or three additional forms of cancer under uncontrolled study conditions, OXiGENE may receive product approval for Neu-Sensamide(TM) as a radiation sensitizer for all cancer indications treated with radiation. Typically, uncontrolled studies are of shorter duration because fewer patients have to be recruited and patient inclusion criteria are less stringent.

          OXiGENE has been testing Oxi-104, a new chemical compound, in its laboratories for effectiveness, toxicity and other effects. Although classified as an N-substituted benzamide, Oxi-104, unlike Sensamide(TM) and Neu-Sensamide(TM), is not based on the N-substituted benzamide known as metoclopramide. Oxi-104 has been designed with a molecular structure that, the Company believes, may reduce side effects while maintaining the sensitizing properties of other N-substituted benzamides. The Company currently anticipates commencing a Phase I clinical test of Oxi-104 after the intended filing of an IND with the FDA in the second quarter of 1997. Based on preliminary results, OXiGENE believes that Oxi-104 alone may induce tumor growth-inhibiting and tumor-killing effects.

          In late December 1996, the Company entered into a clinical trial and sponsored research agreement with Boston Medical Center ("BMC"), an affiliate of Boston University Medical Center, pursuant to which BMC will conduct a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute. In addition, BMC, together with the Company, will conduct further research on the potential of the Company's compounds Neu-Sensamide(TM) and Oxi-104 as chemosensitizers of cordycepin.

         The Company's proprietary technology is based on its knowledge of the processes by which certain enzymes repair damaged DNA sites, a function essential to a cell's survival. The cell's enzymes that normally repair DNA damage to the tumor cell counter the cytotoxic (cell-killing) effects of radiation therapy and chemotherapy by repairing the tumor cell's DNA that has been damaged by either of those therapies. Specifically, the Company utilizes its knowledge of how the DNA repair enzyme Poly (ADP Ribose) Polymerase ("PARP"), also known as Adenosine Diphosphate Ribosyl Transferase or ADPRT, functions in connection with radiation and chemotherapy on cancerous cells. Sensamide(TM) is a high-dosage form of metoclopramide. Metoclopramide is a compound, used for more than 30 years for other clinical indications, that inhibits PARP-modulated DNA repair. Neu-Sensamide(TM) is a conformationally altered form of Sensamide(TM).

          The Company has also developed proprietary assays (tests) that measure levels of PARP in blood, thereby suggesting DNA repair activity that the Company believes correlates to immune function and status, and has identified a mixture of compounds that it believes may be capable of stimulating DNA repair. Based on preclinical studies to date, OXiGENE is now planning the clinical development of these product areas.

          There can be no assurance that the Company's existing and planned product development efforts and clinical trials for Sensamide(TM)/Neu-Sensamide(TM), or any other compounds, will be successful or completed within anticipated time frames, or at all; that regulatory approvals will be obtained or will be as broad as sought; or that any products, if introduced, will achieve market acceptance. In addition, there can be no assurance that the Company's technology will prove effective, that the Company will be able to enter into strategic alliances or joint ventures or that the terms thereof will be favorable to the Company, or that the Company will be profitable.

          The Company was incorporated in New York in 1988, and subsequently was re-incorporated in Delaware in 1992. The Company established a Swedish subsidiary, OXiGENE Europe AB, in December 1994. The Company's principal executive office is located at 110 East 59th Street, New York, New York 10022 (phone no.: 212-421-0001; fax no.: 212-421-0475), and in Sweden at Arsenalsgatan 6, S-111 47 Stockholm, Sweden (phone no.: 08-678 8720; fax no.: 08-678 8605) and
Scheelevagen  17, S-223 70 Lund,  Sweden  (telephone no.: 046-16 88 60; fax no.:
046-16 88 66). Any references in this Annual Report to "OXiGENE" or the "Company" shall mean OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.


Product Development and Marketing Strategy

          The Company's goal is to develop products that enhance the efficacy of existing forms of cancer treatment, such as radiation and chemotherapy, and improve a patient's quality of life, by reducing side effects and inhibiting the DNA repair function of, and increasing DNA damage in, tumor cells that have been subjected to treatment. The Company currently intends to continue and expand its ongoing clinical trial program in Europe and further develop and broaden its research and clinical trial activities in the United States. The Company does not own or lease any laboratories or other research and development facilities. In connection with the BMC agreement and in order to monitor the recently-commenced clinical trials in the United States, the Company intends to set up clinical trial and research monitoring facilities in Boston.

          The Company's policy has been to establish relationships with universities, research organizations and other institutions in the field of oncology. The Company intends to further broaden these relationships, rather than expand its in-house research, development and clinical staff. Although the Company plans to market its products, if and when approved for marketing, directly in certain European countries, it has had preliminary discussions with unaffiliated pharmaceutical companies regarding the formation of possible strategic alliances or joint ventures for the manufacturing and marketing of its products in the United States, the Far East and elsewhere. To date, the Company has not entered into any such alliances or ventures. While OXiGENE is likely to explore license and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

          OXiGENE has selected Bioniche Teoranta, a Canadian pharmaceutical company with cGMP (current Good Manufacturing Practice) standard facilities, for the commercial batch manufacturing of Neu-Sensamide.(TM) The Bioniche agreement will enable the Company to assemble and evaluate shelf-life and stability data of Neu-Sensamide(TM) produced by Bioniche in connection with the Company's ongoing Sensamide(TM)/Neu-Sensamide(TM) clinical trials in patients with inoperable non-small cell lung cancer. Production of quantities sufficient to conduct the Company's current and projected clinical trials commenced at Bioniche's facilities in Ireland in January 1997.

          Currently, the Company has collaborative arrangements with the University of Lund in Lund, Sweden; Boston Medical Center in Boston, Massachusetts; the Strang Cancer Prevention Center in New York, New York; New York University in New York, New York; Gray Laboratory in Middlesex, United Kingdom; Aarhus University in Aarhus, Denmark; Institut de Biologie Moleculaire et Cellulaire in Strasbourg, France; and Georgetown University in Washington, D.C. See "--Research and Development and Collaborative Arrangements."

          In particular, the Company believes that its collaborations with the University of Lund enable it to conduct clinical trials of its products in an environment offering a more homogenous patient population at less cost and more rapidly than the Company could achieve in the United States. The University of Lund has historically provided, and continues to provide, the Company with access to clinical trial facilities, patients and research facilities. Additionally, the Company benefits indirectly from certain research grants received by the University of Lund.


Technology Overview

          OXiGENE's proprietary technology is based on the relationship between DNA repair and DNA damage as affected by both the operation of Poly (ADP Ribose) Polymerase ("PARP")(a DNA repair enzyme also known and formerly referred to as Adenosine Diphosphate Ribosyl Transferase or ADPRT) and cell replication. Normal cells in the human body are constantly subjected to external assault from harmful environmental agents such as the sun's ultraviolet rays, toxic chemicals in the diet and carcinogens such as smoke that are absorbed into the body, as well as from internal assault from metabolic byproducts produced within the cell. These assaults cause damage, or genetic lesions, to the DNA molecules, which contain the genetic blueprint (instructions) for the cell. The cell's structural integrity is dependent on its ability to read and translate those blueprints. Repairing DNA damage is, therefore, essential to a cell's survival. Consequently, the body attempts to counter this constant assault through its genetic mechanisms that monitor genetic lesions to a cell's DNA molecules and to repair them enzymatically.

          Repair enzymes move constantly along the DNA molecule seeking out genetic lesions and attempting to repair them through a process called "excision repair." One of these enzymes is PARP. It identifies a genetic lesion, attaches to the damaged site and engages other enzymes to help in the repair process. The injured portion of the DNA molecule is then removed by enzymatic digestion and additional enzymes repair the damage to that part of the molecule. As DNA is a double helix composed of diametrically opposed strands, the repair enzymes can use the unaffected strand of nucleotides (the class of nucleic acid compounds from which genes are constructed) as a template for determining the correct nucleotides to serve as replacement for the injured portion that has been removed. The process is completed by the repair enzymes, which produce the "complementary twin" and implant it in the previously removed damaged section.

       [DRAWING OF BIOCHEMICAL PROCESS OF EXCISION REPAIR OF DAMAGED DNA]

          The excision repair process is selective in that it concentrates on active regions of the DNA helix, i.e., those containing the genes that are most vital to the cell. Thus, when the rate of damage to a cell is more than the repair system can handle, generally the repair mechanism first repairs lesions in a cell that occur in frequently read genes, which are the genes that are important to a cell's day-to-day survival. Damage occurring in inactive or structural portions of the DNA that are not immediately important to a cell's survival is repaired only as time permits, if at all. Therefore, OXiGENE believes that cells become malignant or age by the accumulation of genetic lesions that the DNA repair system has failed to correct properly or in a timely manner.

              [DRAWING OF THE DNA REPAIR PROCESS IN THE HUMAN BODY]

          Throughout life, cells replicate by division. Cell division (replication) occurs very quickly and defects are unavoidable. Genetic defects constitute a serious threat to a cell's survival. A persistent genetic defect, or mutation, increases the risk of disease and death. Cancer is a disease in which a mutated tumor cell divides uninterruptedly and in an uncontrolled manner. Normal cells die because tumor cells exhaust their nourishment, inhibiting a normal cell's ability to survive and eventually leading to organic malfunctions and possibly death.

          Traditionally,  cancer  treatment  has been based on the  theory  that stopping  uncontrolled  cell  division  may  halt or  slow  tumor  growth.  Both radiation and chemotherapy increase DNA damage in tumorous cells, causing toxicity and cell death. Tumorous cells are known to die by either of two mechanisms, necrosis (death with cell replication) and apoptosis (death without cell replication), or both. Based on recent scientific evidence, the Company believes that lower doses of radiation or chemotherapy cause tumor cell death primarily by apoptosis, whereas at higher doses necrotic death is proportionately more prevalent. OXiGENE's main product line of DNA repair inhibitors are based on N-substituted benzamides, which, the Company believes, cause tumor toxicity primarily by apoptosis. Presented in biological terms, apoptosis can be viewed as an enzymatic inhibition of the DNA repair enzyme PARP, leading to the induction of massive DNA damage, blocking of cell replication and eventually cell death. Necrosis on the other hand is influenced by non-enzymatic DNA repair inhibition such as would be the case if oxidative damage interacts directly with certain chemical groups in the PARP enzyme to inhibit its function of removing DNA lesions introduced by radiation or chemotherapy.

          Apoptosis is initiated by cells as an alternative pathway to block cell replication and induce death. Necrosis on the other hand causes cells to die during replication (mitotic cell death) or permits cells to survive but with mutation, potentially causing tumor disease. The advantage of apoptotic death is that it allows normal living cells to absorb the various components that make up the apoptotic, dying cells without further enzymatic digestion of the cellular components as occurs with necrotic cell death. Accordingly, apoptosis causes cell death without the many toxic side effects associated with necrosis and enzymatic digestion. This is an important basis for OXiGENE's product research and development since its goal is to create drugs to counteract cancer that are also less hazardous to the individual than those used today.

         [SCHEMATIC OVERVIEW OF MODE OF ACTION OF DNA REPAIR INHIBITION]

          OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. There can be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all.

          DNA Repair Inhibition. Cancer therapy typically involves either or both of surgery, to remove the primary tumor, and the application of cytotoxic (cell-killing) agents, such as radiation or chemotherapy, to destroy primary and secondary tumors that are too small, diverse or broadly spread to be removed surgically (called metastases). Nearly all available radiation and chemotherapies work by increasing DNA damage to tumor cells, thus blocking replication of those cells and inhibiting their growth by necrosis or apoptosis, or both, and eventually leading to their death. As tumorous cells replicate substantially more frequently than normal cells, the body's normal DNA repair mechanism tends to counteract the effects of radiation and chemotherapy treatment by promoting the replication, or "regrowth," of the very tumors that have been treated. The Company believes that this process may be prevented by inhibiting the body's normal repair mechanism. Further, the Company believes that certain chemical compounds are capable of serving as "sensitizers," which supplement the radiation or chemotherapy phase of cancer treatment by inhibiting DNA repair of the tumor cell and increasing DNA damage, thereby increasing the efficiency of the cytotoxic agents. Drugs that exhibit sensitizing properties permit an oncologist to elect either to achieve greater results with a given dose of radiation therapy or chemotherapy, or to reduce the level of the cytotoxic agent needed to achieve the same result. Frequently, however, oncologists must cut short therapy because side effects associated with certain sensitizing agents become intolerable before effective tumor killing can occur. The Company believes that its principal products are sensitizers that should be capable of inhibiting DNA repair of the tumor cell and increasing DNA damage without intolerable side effects when used in conjunction with traditional cancer treatments. See "--OXiGENE's Clinical Trial Program."

          DNA Repair Measurement and Stimulation. The PARP enzyme is an important enzyme in the DNA repair process because it recognizes DNA damage and alters certain proteins in the damaged site, enabling the other repair enzymes to gain access to that site and to complete the excision repair process. Therefore, the Company believes that if an individual's level of PARP is high, DNA repair is being facilitated and DNA damage is being removed, and if an individual's level of PARP is low, DNA repair is being inhibited and DNA damage will accumulate. Consequently, by measuring individual levels of PARP, the Company believes it is possible to determine how well the DNA repair process is functioning in preventing accumulated DNA damage. OXiGENE believes that knowledge of DNA repair activity may be useful for monitoring or screening individuals for susceptibility to cancer, immune deficiencies, chemotherapeutic drug resistance and the success or failure of chemopreventive treatment.

          OXiGENE believes that knowledge of the body's metabolic function and its related process known as "oxidative stress," in which a small number of metabolic "mistakes" occur and cause the formation of certain intermediates that damage DNA, and knowledge of the body's inflammatory response that causes a decline in DNA repair, may lead to the development of drugs that may stimulate DNA repair. Drugs of that type, the Company believes, could reduce a person's susceptibility to cancer and certain diseases associated with the aging process by increasing net DNA repair capacity.

          Although the Company has conducted extensive preclinical cell and animal research into each of the areas of DNA repair measurement and DNA repair stimulation, and is currently planning the early stages of their clinical development, there can be no assurance that any drugs related to either of these areas can or will be developed by the Company. See "-- OXiGENE's Clinical Trial Program."


OXiGENE's Clinical Trial Program

          DNA Repair Inhibiting Products. OXiGENE has discovered certain compounds in the family of N-substituted benzamides that it believes should be capable of inhibiting PARP-modulated DNA repair and selectively reacting with radiation to cause additional DNA damage preferentially in the treated area. OXiGENE believes that this selectivity is due to tumor cells exhibiting increased DNA repair activity as compared to normal cells, rendering them more sensitive to DNA repair inhibition and death by apoptosis. The Company believes, on the basis of its research activities to date, that its principal products, Sensamide(TM) and Neu-Sensamide(TM), should act as selective, targeted sensitizers of tumor tissue and sensitize radiation preferentially inside the treated area without producing significant toxic side effects outside the treated area.

          The current emphasis of the Company's clinical trial program is on evaluating the safety and efficacy of Sensamide(TM) and Neu-Sensamide(TM) as sensitizing agents in combination with radiation therapy, with the goal of obtaining approval for Neu-Sensamide(TM) as a radiation sensitizer not limited to a specific form of cancer. In the middle of 1994, the Company commenced a 226-patient European, randomized, controlled Phase II/III clinical trial of Sensamide(TM) in patients with inoperable non-small cell lung cancer ("NSCLC"). Patient recruitment for this study has been completed, with 218 patients enrolled. The Company intends to announce the results of this study at the 9th European Cancer Conference (ECCO9) to be held in Hamburg, Germany, from September 14-18, 1997.

          In the fourth quarter of 1996, the Company commenced an additional 226-patient, randomized, controlled Phase III clinical trial of Neu-Sensamide(TM) in patients with NSCLC. The combined results of the Sensamide(TM) and Neu-Sensamide(TM) studies are intended to serve as the basis of the Company's NDA for Neu-Sensamide(TM) as a radiation sensitizer for NSCLC. In August 1996, the Company commenced a 15-patient, open-label European Phase I/II study of Neu-Sensamide(TM) in patients with glioblastomas, a highly malignant form of brain cancer. The FDA has indicated in a meeting with the Company that if the Company is able to demonstrate the clinical efficacy of Neu-Sensamide(TM) in conjunction with radiation therapy in two different forms of cancer under controlled study conditions, and in two or three additional forms of cancer under uncontrolled study conditions, OXiGENE may receive product approval for Neu-Sensamide(TM) as a radiation sensitizer for all cancer indications treated with radiation.

          Oxi-104, the Company's third generation sensitizer, is a new chemical entity for which the Company filed a composition-of-matter patent application in March 1996. Although classified as an N-substituted benzamide and, therefore, covered by OXiGENE's use patent for all N-substituted benzamides as sensitizers for chemotherapy and radiation, Oxi-104 is not based on metoclopramide like Sensamide(TM) or Neu-Sensamide(TM). The Company believes that Oxi-104 alone may induce tumor growth-inhibiting and tumor-killing effects. Oxi-104 has been designed with a molecular structure that, the Company believes, may reduce side effects while maintaining the sensitizing properties of other N-substituted benzamides. The Company intends to develop Oxi-104 as a chemosensitizer. For the Company's two radiation sensitizer products, Sensamide(TM) and Neu-Sensamide(TM), currently the limiting doses are determined by their central nervous system (CNS) side effects. By comparison, Oxi-104 has not yet any CNS side effects in animal studies. The Company currently anticipates commencing a Phase I clinical trial of Oxi-104 after the intended filing of an IND with the FDA in the second quarter of 1997.

          OXiGENE is collaborating with ILEX, a contract research organization based in San Antonio, Texas, on the development of Oxi-104. ILEX will conduct pre-clinical development work through the intended filing of an IND on a contract basis. This work will include pharmacokinetics studies, toxicology studies in accordance with cGLP standards, process development, scale-up/manufacturing for anticipated clinical trial needs under FDA current good manufacturing practice ("cGMP") standards, analytical development, and the intended compilation and submission of an IND. OXiGENE anticipates having a pre-IND meeting with the FDA regarding Oxi-104 in March 1997. This collaboration agreement commenced in May 1996 and continues until the completion of services thereunder as mutually agreed upon by the parties, provided that OXiGENE has the right to terminate such agreement upon 30 days written notice. Generally, OXiGENE has the option to acquire an exclusive, worldwide, royalty free license and related know-how to any invention made by employees or agents of ILEX arising out of work performed pursuant to the obligations under the agreement, provided that OXiGENE pays all reasonable and appropriate costs and expenses associated with patent and copyright filing, prosecution, issuance and maintenance. If ILEX licenses rights to any invention to a third party, ILEX and OXiGENE will negotiate to pay OXiGENE a reasonable royalty consistent with rates found in the industry.

          Cordycepin/Pentostatin. In late December 1996, the Company entered into a clinical trial and sponsored research agreement with BMC, an affiliate of Boston University Medical Center, pursuant to which BMC will conduct a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute. In addition, BMC, together with the Company, will conduct further research on the potential of the Company's compounds Neu-Sensamide(TM) and Oxi-104 as chemosensitizers of cordycepin. The BMC agreement grants OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to cordycepin.

          OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or efficacious. Additionally, there can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

          A summary of the clinical trials related to the Company's products that are currently under development is set forth in the following table:

Summary of OXiGENE's Clinical Trial Program



Study Code                                           Total     Treatment
               Drug/Indication   Phase and Design    patients  Assignment              Country      Status
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
Lu-01          Sensamide(TM)in     I/II;               23        All patients on         Sweden       Completed;
               NSCLC             uncontrolled,                 Sensamide(TM)(i.v.)                    Published
                                 open-label                    with radiation                          1995
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-01         Sensamide(TM) in   II/III;             226      Sensamide(TM) (i.v.)    Norway;      Completed
               NSCLC             controlled,                   with radiation - 113;   Denmark;     with 218
                                 randomized,                   Radiation only - 113    Sweden;      patients;
                                 open-label                                            Germany; UK  Report
                                                                                                    scheduled
                                                                                                    for
                                                                                                    September
                                                                                                    1997
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-02         Comparative       I; placebo,         18        All patients receive    UK           Completed
               study in          controlled,                   one dose of placebo
               healthy           double-blind                  (i.m.), Sensamide(TM)
               volunteers of     cross-over                    (i.v.),
               Placebo,                                        Neu-Sensamide(TM)(i.m.)
               Sensamide(TM)and                                  and Neu-Sensamide(TM)
               Neu-Sensamide(TM)                                  (i.m.)
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-03         Neu-Sensamide(TM)    III; controlled,    226       Neu-Sensamide(TM) (i.m.)   Norway;      Ongoing
               in NSCLC          randomized,                   with radiation - 113;   Denmark;
                                 open-label                    Radiation only - 113    Sweden;
                                                                                       Germany;
                                                                                       UK; USA
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-04         Neu-Sensamide(TM)    I/II;               15        All patients on         Sweden       Ongoing
               in glioblastomas  uncontrolled,                 Neu-Sensamide(TM) (i.v.
                                 dose escalation               or i.m.)
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-05         Neu-Sensamide(TM) II; two-dose,       t.b.d.    Study design in         USA          Expected to
               in NSCLC          uncontrolled,                 planning stage                       start Q2/Q3
                                 randomized,                                                        1997
                                 double-blind
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-06         Neu-Sensamide(TM)    II; two dose,       t.b.d.    Study design in         USA          Expected to
               in glioblastomas  uncontrolled,                 planning stage                       start Q2/Q3
                                 randomized,                                                        1997
                                 double blind
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-07         Neu-Sensamide(TM)    I; single-dose,     10        Study design in         Sweden       Expected to
               in NSCLC          tumor uptake,                 planning stage                       start Q2 1997
                                 pre-surgery
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-401        Oxi-104           I;                  18        Study design in         USA          Expected to
                                 pharmacokinetics              planning stage                       start Q2 1997
                                 and dose
                                 escalation,
                                 open-label
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
OXi-402        Oxi-104 in        I/II;               18        Study design in         USA          Expected to
               various cancers   uncontrolled,                 planning stage                       start Q2 1997
                                 dose escalation,
                                 open-label
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
-------------- ----------------- ------------------- --------- ----------------------- ------------ --------------
BU-01          Cordycepin in     I;                  30        Patient groups on       USA          Ongoing
               leukemia          pharmacokinetics,             various doses to
                                 dose escalation,              determine maximum
                                 open-label                    tolerated dosage



Certain terms and abbreviations used in the foregoing table are explained in the Glossary on page 25.

DNA Repair Measuring Products

          PARP Assay Products. The Company believes that its knowledge of DNA repair activity may be applied to monitor or screen individuals for susceptibility to cancer, immune deficiencies and chemotherapeutic drug resistance. Studies have shown that DNA repair capacity may vary from one individual to another. OXiGENE has quantified individual levels of PARP as a DNA repair estimate. The Company holds an exclusive worldwide license, which expires in 2011, to issued Canadian, U.S. and European patents and a pending Japanese patent application covering a PARP diagnostic test that measures PARP levels in white blood cells. The Company believes that a simple and inexpensive serum-based test may give a reliable surrogate indication of the level of PARP in white blood cells. OXiGENE has filed a U.S. patent application in October 1994, with respect to such a test.

          The New York University Medical Center, Department of Environmental Medicine and the Center of Aids Research have conducted an investigation using OXiGENE's assay for measuring PARP levels (i.e., a serum thiol-based surrogate test) on 133 patients who were intravenous narcotic drug users and were infected with the HIV virus that causes AIDS. The Company believes that this repair assay may assess DNA repair activity by measuring total serum thiol levels. The Company believes that preliminary results of this investigation indicate that this assay may be effective in monitoring the progression of HIV-related diseases. The Company believes that measuring a person's immune function through DNA repair activity may be a better indication of HIV-related disease progression and, consequently, survival than more commonly used indicators such as CD4 cell counts. The Company intends to pursue the development of a more-cost-effective, easy-to-administer version of the assay for commercialization.

DNA Repair Stimulating Products

          Cancer, as well as the general deterioration of the body leading to aging disorders connected to immunity, is generally recognized in medicine as a mutational disease arising from the build-up of genetic damage in unrepaired areas of DNA. By enhancing DNA repair in the inactive areas of the DNA structure, genetic damage build-up may be reduced with a reduction in cell mutation. OXiGENE research in this area has to date concentrated on identifying compounds that, the Company believes, may slow the natural production of DNA repair inhibitors produced by the body when inflammatory cells are activated as an early defense against infections or cancer cells. The Company believes, based on its research to date, that by blocking this natural production of DNA repair inhibitors by inflammatory cells, a net increase in DNA repair capacity can be achieved.

          The Company has developed a screening method based on DNA repair measurements of in vivo-exposed spleen and cells. The Company has identified a new mixture of naturally-occurring compounds that it believes should be capable of stimulating DNA repair, and which is currently under evaluation by the Company in cell and animal models to improve enhancement of DNA repair. OXiGENE has filed an international (PCT) patent application for this mixture of potential DNA repair stimulators.

          The Company believes that DNA repair enhanced compounds may be used to supplement, or under certain circumstances replace, chemopreventive or cancer retardant agents for cancer already in use, such as Tamoxifen(TM), as well as chemopreventive agents in various stages of development. Any DNA repair enhancer drugs currently being developed by OXiGENE are expected to be based on naturally occurring compounds, rather than synthetic analogs. Consequently, the Company believes that they may be less inherently toxic than newly-synthesized chemopreventive agents already in clinical trials. However, there can be no assurance that the Company will be able to develop any such drug, or if developed, that such drug could be successfully marketed.

Product Development and Regulatory Processes

          Research initially involves optimization of leading chemical structures into leading compounds. Once a leading compound has been identified, the preclinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and getting a first indication of the compounds' development potential. Successful preclinical work may lead to the filing of an IND, or a foreign equivalent, with the relevant national regulatory authorities. The IND is a permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

          The clinical development of new drugs is subject to approval by the health authorities in individual countries, which have broad discretionary powers. For example, the FDA reviews the results of all clinical studies and can discontinue a trial at any time if there is a significant safety issue, or if there is convincing evidence that the therapy is not effective for the chosen indication. The requirements regarding the duration of a clinical phase vary considerably among countries. For life threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, it is possible to accelerate the development process in the United States through the "Accelerated Drug Approval Program." In other countries, the trial process for drugs directed toward life threatening diseases is shortened by lower requirements regarding the patient sample size required to be met in the trials.

          The time periods mentioned below are indications only and may vary and be materially longer. Upon successful completion of the development program, a New Drug Application ("NDA"), or a foreign equivalent, may be submitted to the authorities, and, if approved, the product may then be marketed upon the terms and conditions of such approval. Submission of an NDA does not assure that the FDA will approve a product for manufacturing and marketing. Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

          Phase I. The purpose of a Phase I study is to evaluate the toxicity of the tested compound and to establish how the tested compound is tolerated and decomposed in the human body. A Phase I clinical trial traditionally tests the compound for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics in a small group of healthy individuals. A Phase I may last up to one year.

          Phase II. A Phase II study marks the beginning of clinical trials on a limited number of patients to (i) determine the efficacy of the compound for specific indications, (ii) determine dosage tolerance and optimal dosage and
(iii) identify possible adverse effects and safety risks. The trials also seek to establish the most effective route of administration. Trials are conducted on a larger, but still limited number of carefully monitored patients. A Phase II may last up to two and one-half years.

          Phase III. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations and the compound is found to have an acceptable safety profile in Phase II evaluations, a Phase III trial is undertaken. A Phase III is an extensive clinical trial in a large number of patients. The number of patients in a Phase III trial program depends to a great extent on the clinical indications that the drug addresses. Trials are often double-blinded and involve a detailed statistical evaluation of test results. The compound is tested against placebo and existing treatment, if such treatment is available. The product is manufactured in commercial quantities and tested for shelf life, or stability, and further evaluation of the clinical efficacy and safety of the compound takes place. Phase III may last several years and is the most time-consuming and expensive part of a clinical trial program. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products.

          OXiGENE, like other pharmaceutical companies, will be subject to strict controls covering the manufacture, labeling, supply and marketing of any products it may develop and market. The most important regulation is the requirement to obtain and maintain regulatory approval of a product from the relevant regulatory authority to enable that product to be marketed in a given country. Further, OXiGENE is subject to strict controls over clinical trials of its potential pharmaceutical products.

          The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority. The United States and European Union ("EU") countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but generally takes from six months to several years, if at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.

          In the United States, the primary regulatory authority is the FDA. In addition to regulating clinical procedures and processes, the FDA investigates and approves market applications for new pharmaceutical products and is responsible for regulating the labeling, marketing and monitoring of all such products, whether marketed or under investigation. Upon approval in the United States, a drug may only be marketed for the approved indications in the approved dosage forms and dosages. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with cGMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements and list their products and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

          In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing and assesses license applications submitted under two different procedures (the multistate and the high-tech concentration procedures). The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of mutual recognition between the member states.

          There can be no assurances that any of the Company's products will ever obtain the governmental approvals necessary to permit commercial sales of any of its products. Further, even if regulatory approval of a product is obtained, such approval may entail limitations on the indicated uses for which that product may be marketed.


Research and Development and Collaborative Arrangements

          OXiGENE's research and development programs are generally pursued in collaboration with academic and other institutions. Under current arrangements, the Company is not required to pay any royalties or licensing fees for technology and products developed with financial assistance from or at the facilities of such agencies and institutions, except for a 5% gross royalty payable in respect of an exclusive worldwide license of the patent covering the PARP diagnostic assay and certain costs related to the filing, prosecuting and maintaining of patents and copyrights. There can be no assurance that royalties or fees, potentially material as to their amount, will not be required under any future arrangements.

          The Company incurred approximately $4.8 million, $2.8 million and $1.8 million in research and development expenses in the years ended December 31, 1996, 1995 and 1994, respectively. Substantially all of these amounts represent external research and development expenditures.

          University of Lund/Strang Cancer Prevention Center Agreement. In 1987, the University of Lund entered into a research collaboration agreement with the Strang Cancer Prevention Center in New York City. The purpose of the collaboration is to develop biomarkers and to contribute to the basic knowledge of DNA repair in relation to human diseases. The program is conducted primarily in the Wallenberg Laboratory of the University of Lund. Dr. Pero was appointed to head this international collaborative effort and was awarded professorial privileges and laboratory space, which is currently being used by Dr. Pero and his research colleagues. Initially, Dr. Pero's salary was paid by the Strang Cancer Prevention Center, but in 1990 that responsibility was assumed by the Company. The Wallenberg Laboratory specializes in providing research space to selected research projects being developed within the academic community. Currently, the program focuses its research efforts on immunology and tumor biology, areas directly related to the Company's technology development. Most of the Company's research, development, preclinical testing and clinical trials are carried out at the Wallenberg Laboratory, financed by research grants and contracts. The University of Lund has not claimed any proprietary interest in the products developed by the Company there.

          In April 1994, the Department of Oncology, Lund University Hospital and the Company entered into an agreement with respect to the multicentered clinical trial of 226 patients to evaluate Sensamide(TM) as a radiosensitizer. This agreement provides that the Department of Oncology, Lund University Hospital will provide all the clinical items necessary for the study in accordance with the protocol approved by the Swedish Medical Drug Agency.

          Boston Medical Center. In late December 1996, the Company entered into a clinical trial and sponsored research agreement with Boston Medical Center ("BMC"), an affiliate of Boston University Medical Center, pursuant to which BMC will conduct a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute. In addition, BMC, together with the Company, will conduct further research on the potential of the Company's compounds Neu-Sensamide(TM) and Oxi-104 as chemosensitizers of cordycepin. The budget for the research being conducted pursuant to this agreement will be determined three months prior to the beginning of the year to which the budget relates. The BMC agreement grants OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to any products resulting from the clinical trials and research contemplated by that agreement.

          Swedish Cancer Society. In 1992, the Swedish Cancer Society awarded Dr. Ronald Pero, in his capacity as a faculty member of the University of Lund, a three-year grant for a total of approximately $0.3 million to investigate benzamide and nicotinamide analogs relating to Sensamide(TM) as radiosensitizers. This grant was renewed in 1995 for a one year period totaling approximately $0.2 million. The Company was not the recipient of any of these funds. The study's principal objective was to determine what chemical features give benzamide/nicotinamide compounds multiple forms of radiosensitizing action.

          In 1992, Dr. Pero, in his capacity as a faculty member of the University of Lund, was awarded another Swedish Cancer Society research grant (principal investigator Professor Goran Berglund), for a total of approximately $0.4 million over a three-year period, to direct the biological bank and biomarker program portion of the Malmo Diet Study. This project has had its funding renewed until October 1996, the anticipated date of completion of patient enrollment. The Company was not the recipient of any of these funds. The Malmo Diet Study, sponsored in part by the World Health Organization, involves a large ongoing controlled case study in which individuals between the ages of 46 years and 64 years, living in the city of Malmo, Sweden, have been invited to participate in a study designed to evaluate dietary factors as causative agents for cancer. The city of Malmo was selected as the site of this study because of the historically high incidence of cancer in its relatively homogeneous population.

          Preventive Medicine Institute. Pursuant to an agreement dated October 7, 1991 (the "PMI License Agreement"), between a predecessor of the Company and Preventive Medicine Institute, a New York not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York, the Company received an exclusive, worldwide license to patent rights and related know-how covering the PARP diagnostic assay, which license expires on October 7, 2011. The PMI License Agreement requires the Company to pay a royalty equal to 5% of the total amount of any net revenues received by the Company in respect of the PARP diagnostic assay. To date, the Company has made no royalty payments as this product has not been commercially developed.

          New York University Medical Center. In 1990, Dr. Pero was appointed as adjunct professor at New York University Medical Center. In 1994, the Company entered into a preclinical study agreement with New York University Medical Center, pursuant to which the Company would sponsor a research study entitled "Retrospective Trial of N-Cloroamine as a Prognostic Indicator of HIV Disease," which is related to the Company's diagnostic test. The Company paid New York University approximately $25,000 in connection with this project. In addition, the Company has agreed to sponsor two research projects of the Department of Environmental Medicine, New York University Medical Center, which are to be conducted by Dr. Krystyna Frenkel. The two projects are (i) the development of an assay that can serve as a biomarker of risk, which is based on a determination of the serum thiol status of human serum (plasma); and (ii) the utilization of Malmo Diet and Cancer biological bank to assess the role of oxidative stress in the regulation of individual susceptibility to cancer from dietary factors. New York University Medical Center will receive a total of approximately $82,000 for these projects.

          Professor Myron K. Jacobson, The College of Pharmacy, University of Kentucky. Professor Jacobson is the Chairman of the Division of Medicinal Chemistry and Pharmaceuticals, College of Pharmacy, University of Kentucky, Lexington, Kentucky. In November 1994, the Company entered into a consulting agreement with Professor Jacobson, under which he will assist the Company's core research and development efforts in the DNA repair area and ADP-ribosylation. Dr. Jacobson is paid a $5,000 per annum consulting fee, and was granted options to acquire 5,000 shares of the Company's Common Stock, at an exercise price of $5.50 per share, that expire in November 2004.

          Dr. Michael Horsman, The Danish Cancer Society, Aarhus, Denmark. Dr. Horsman entered into a consulting agreement with the Company in November 1994, under which he will assist the Company's research programs in determining certain relationships between the Company's drugs and radiation. Dr. Horsman is paid a $5,000 per annum consulting fee.

          Dr. David J. Chaplin, the Gray Laboratory Cancer Research Trust Mount Vernon Hospital, Middlesex, United Kingdom. Dr. Chaplin is Head of the Tumour Microcirculation Group at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital. Under an agreement signed in May 1995, Dr. Chaplin retains his position at the Gray Laboratory but is also employed by OXiGENE as Vice President for Basic Research, Sensitizer Program and serves as the Secretary of the Company's Scientific Advisory Board. The term of such agreement has been extended to April 30, 1997. Dr. Chaplin is responsible for planning, on behalf of the Company, certain preclinical studies to evaluate certain of the Company's proprietary compounds at the Gray Laboratory and, in conjunction with Dr. Pero, defining and coordinating radio- and chemosensitizing studies of the Company's proprietary compounds at other research centers. Dr. Chaplin is paid $30,000 per annum and was granted options to purchase 30,000 shares of Common Stock, at an exercise price of $5.375 per share, vesting in three installments, on June 1, 1995, 1996, and 1997. Gray Laboratory receives the equivalent of approximately $42,000.

          Dr. Sylviane Muller, Le Centre National de la Recherche Scientifique, (Institut de Biologie Moleculaire et Cellulaire) Strasbourg, France. In November 1995, the Company entered into a one year research agreement with Le Centre National de la Recherche Scientifique ("CNRS") pursuant to which OXiGENE and CNRS will conduct a collaborative study, under the supervision of Dr. Muller, on the "Preparation of Antibodies Reacting Selectively with the Oxidized Zinc Finger Region of Poly-PARP." Although terminated by its terms, work continues under this agreement because the contemplated study has not been finalized. The Company will pay CNRS the equivalent of approximately $35,000 for this study.

          Dr. Mark Smulson, Georgetown University, Washington D.C. Under a July 1996 research agreement with Georgetown University, Dr. Smulson will conduct research to clarify the interference of N-substituted benzamides with the functioning of PARP and related enzymes. New inventions or discoveries conceived or reduced to practice during and as a part of the research performed pursuant to such agreement solely by Georgetown University's principal investigator, faculty, staff, employees or students are the sole property of the University; if such inventions or discoveries are conceived or reduced to practice jointly by such persons of Georgetown University and one or more employees of the Company, then such inventions or discoveries are owned jointly by the Company and Georgetown University. In either event, the Company has a right of first offer to enter into a royalty bearing license agreement to practice such new invention or discovery (such license shall be exclusive or nonexclusive and worldwide except for those countries in which patents are valid and enforceable and for which the Company does not reasonably assume responsibility for out of pocket costs associated with obtaining and maintaining related patents). The agreement terminates on June 30, 1997, provided that the agreement may be terminated by either party upon thirty days' prior written notice or upon certain other events. Georgetown University will receive a total of approximately $72,000 for this study, of which approximately $36,000 has been paid to date.


Patents and Trade Secrets

          Certain of OXiGENE's current products are based on available compounds that are produced by others. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes will continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

          Patent Protection. It is the Company's policy to seek patent protection in the United States and in foreign countries. Primarily because of differences among patent laws in various jurisdictions, the scope of, and hence the protection afforded by, any patents OXiGENE may receive may vary from jurisdiction to jurisdiction even though they relate essentially to the same subject matter.

          The patent position of firms in the Company's industry generally involves highly complex legal and other issues, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications owned by the Company will result in patents being issued or that, if issued, the patents will afford competitive protection.

          Further, there can be no assurance that products or processes developed by the Company will not be covered by third party patents, in which case continued development and marketing of those products or processes could require a license under such patents. There can be no assurance that if a legal action were to be brought against the Company on the basis of any third party patents, such action would be resolved in the Company's favor. Such an unfavorable result against the Company could result in monetary damages and injunctive relief. Further, even a favorable result could cause expenditure of substantial monetary and other resources in connection with the Company's defense against any such action.

          Granted Patents and Pending Applications. The following is a brief description of the Company's current patent position, both in the United States and abroad. As U.S. patent applications are maintained in secrecy by the U.S. Patent and Trademark Office until patents issue and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, OXiGENE cannot be certain that it was the first creator of inventions covered by its pending applications or that it was the first to file patent applications for those inventions.

          As of March 8, 1997, the Company is the assignee of four granted U.S. patents, four pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and three of the pending U.S. applications. Two of the U.S patents issued in 1996. Two of the pending U.S. applications were filed in 1996, of which one is a U.S.-designating international application (also designating other countries) based on a U.S. provisional application filed in 1995. One of the U.S. applications was filed in 1997, based on a U.S. provisional application filed in 1996. In addition, the Company will be the assignee of another pending U.S. patent application (and international and foreign counterparts) also filed in 1997.

          Specifically, the Company is the assignee of a U.S. patent, granted April 20, 1993, for glutathione-s-transferase mu (an inherited enzyme) as a measure of drug resistance, covering a test for resistance to nitrosoureas (a class of chemotherapeutic agents). In addition, the Company is the assignee of a U.S. patent, granted August 23, 1994, for tumor or cancer cell-killing therapy (covering methods of using N-substituted benzamides including Sensamide(TM) and Neu-Sensamide(TM) as radio- and chemosensitizers), and of granted patents in Australia, Canada, Europe (designating 13 countries), Ireland, Israel, Mexico and South Africa and an allowed patent application in Russia (as well as pending applications in Denmark and Japan) corresponding thereto. The Company is also the assignee of two U.S. patents, both granted October 1, 1996, for methods of administering and pharmaceutical formulations containing N-substituted benzamides and/or acid addition salts thereof (covering, e.g., Neu-Sensamide(TM)) and for methods of administering phenothiazines and/or acid addition salts thereof, and of a granted South African patent and pending European and other foreign applications corresponding to these two U.S. patents. The Company's pending U.S. applications and international counterparts cover further methods of testing or treatment and compositions, including the Oxi-104 compound.

          Moreover, the Company is the exclusive licensee of a U.S. patent, granted January 9, 1996, for a diagnostic test involving measurements related to the cellular process of DNA repair and drug resistance, and is the exclusive licensee of corresponding granted Canadian and European patents and a corresponding pending Japanese patent application. The owner of the licensed patents and application is Preventive Medicine Institute, a New York not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York.

          Trade Secrets and Technological Know-How. While the Company generally has and will continue to pursue a policy of seeking patent protection to preserve its proprietary technology, it also has and will continue to rely on trade secrets, unpatented proprietary information and continuing technological innovation to develop and maintain its competitive position. There can be no assurance, however, that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to such or equivalent trade secrets, proprietary information or technology or that OXiGENE can meaningfully protect its rights to such secrets, proprietary information and technology.

          OXiGENE generally requires its employees and Scientific Advisory Board members to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by such employees shall be the exclusive property of OXiGENE. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets, proprietary information or technology in the event of unauthorized use or disclosure of such information. Moreover, although the Company has confidentiality agreements with the institutions that perform its research, development, preclinical tests and clinical trials, the Company has no such agreements with the employees of such institutions, and there can be no assurance that these employees will abide by the terms of such agreements.


Employees

          The Company's policy has been, and continues to be, to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, preclinical tests and clinical trials. As of December 31, 1996, the Company had eleven full-time employees, of which six were engaged in research and development and monitoring of clinical trials. Most of the Company's preclinical tests and clinical trials are subcontracted and performed at the University of Lund, Sweden, and at other European centers, with the assistance primarily of CATO Research, Ltd., an independent clinical research firm in Durham, North Carolina, IPC Nordic A/S, a Danish pharmaceutical consulting firm, and ILEX Oncology Inc., a contract research organization in San Antonio, Texas.


Scientific Advisory Board

     In August 1992, the Company established a Scientific Advisory Board, which currently consists of nine members. The Scientific Advisory Board discusses, and meets annually to evaluate, the Company's research and development projects. Members of the Scientific Advisory Board has received $500 per meeting actually attended and are reimbursed for reasonable out-of-pocket expenses. In addition, each member of the Scientific Advisory Board has received from time to time warrants or options to purchase shares of Common Stock of the Company. Prior to the establishment of the Scientific Advisory Board, certain of its members advised the Company on certain projects. Certain members of the Scientific Advisory Board also have other relationships with the Company. See "--Research and Development and Collaborative Arrangements."

         The members of the Company's Scientific Advisory Board are:

          Hans Wigzell, M.D., Ph.D., serves as the Chairman of the Scientific Advisory Board. Professor Wigzel is Professor and Chairman of the Department of Immunology at the Karolinska Institute, Stockholm, Sweden, a well known medical research institute in Europe. He is a member of the Nobel Committee for the prize in medicine, of which he recently served as chairman. Professor Wigzell currently is a member of the editorial board of several international medical journals and has published more than 400 articles in the areas of tumor biology, immunology, cell biology and infectious diseases. Professor Wigzell is also the Chairman of the Company's Scientific Advisory Board.

          David J. Chaplin, Ph.D., is Head of the Tumour Microcirculation Group at the Gray Laboratory, the Mount Vernon Hospital, Middlesex, United Kingdom and a consultant to the Company. The Gray Laboratory is a leading radiation biology research laboratory. Dr. Chaplin has published more than 100 papers in the area of chemical radiosensitizers and tumor biology.

          Goran Berglund, M.D., Ph.D., is Professor of Medicine, Malmo General Hospital, Vice Dean, Faculty of Medicine, Lund University, Sweden. Dr. Berglund has published numerous articles, most recently on the biological bank and biomarker program aspects of the Malmo Diet Study.

          Michael Horsman, Ph.D., is Senior Scientist in the Danish Cancer Societies' Department of Clinical Oncology in Aarhus, Denmark. Dr. Horsman has published more than 100 papers on the chemical modification of radiation and heat damage in tumors.

          Myron Jacobson, Ph.D., is Professor and Chairman of the Division of Medicinal Chemistry and Pharmaceuticals, College of Pharmacy, and a member of the Lucille Parker Markey Cancer Center of the University of Kentucky. Dr. Jacobson has published more than 100 papers in the area of biological responses to DNA damage. Dr. Jacobson acts also as a consultant to the Company regarding certain technical and clinical aspects of the Company's research and development program.

          Dick Killander, M.D., Ph.D., , is Professor and Chairman of the Department of Oncology, University of Lund Hospital, Lund, Sweden. Dr. Killander serves on the board of the Swedish Cancer Foundation, and has published more than 100 articles in the areas of quantitative cytochemistry and clinical oncology. Dr. Killander is the principal clinical investigator for the Company's ongoing clinical trials.

          Daniel G. Miller, M.D., is President of the Strang Cancer Prevention Center, New York, New York, and has held several posts at Memorial Sloan-Kettering Cancer Center and The New York Hospital-Cornell Medical Center in New York, New York. Dr. Miller has been a cancer consultant to the World Health Organization in Thailand and the Radiation Effects Research Foundation in Hiroshima, Japan. He is the founder, and served as the first President, of the American Society of Preventive Oncology.

          Michael P. Osborne, M.D., is Director of Strang-Cornell Breast Center and is an Attending Surgeon in the Department of Surgery at The New York Hospital-Cornell Medical Center, both in New York, New York. Dr. Osborne has published more than 100 articles on breast cancer.

          Mark E. Smulson, Ph.D., is Professor of Biochemistry and Molecular Biology, Georgetown University Medical Center, Washington, D.C., and heads that University's Lombardi Cancer Center's Program of ADP-Ribosylation and DNA
Repair. Dr. Smulson has published a total of approximately 100 papers and chapters on the molecular biology aspects of the ADPRT repair enzyme.


Competition

          The industry in which the Company is engaged is characterized by rapidly evolving technology and intense competition. The Company's competitors include, among others, major pharmaceutical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many of the small companies that compete with the Company have also formed collaborative relationships with large, established companies to support research, development, clinical trials and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures or other collaborations.

          The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, Bristol-Myers Squibb Company, Ciba-Geigy Ltd., Eli Lilly and Company, Glaxo Wellcome PLC, Johnson & Johnson, Matrix Pharmaceuticals, Inc., NeoPharm, Inc., Pharmacyclics, Inc. and U.S. Bioscience Inc., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials. The Company is also aware of companies engaged in the research, development and testing of diagnostic assays for cancer, including Introgen Therapeutics, Inc., AntiCancer Inc., Transgene S.A. and Medarex Inc. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of cancer therapy or other products the Company intends to develop. Some of those products may have an entirely different approach or means of accomplishing the same desired effects as the products being developed by the Company, such as gene transfer therapy, immunotherapy and photodynamic therapy. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective, safer or more affordable than those being developed by the Company.

          Radiation therapy has been increasingly accepted as a complement to chemotherapy in a multi-modality treatment of NSCLC. Further, a number of organizations have developed new chemotherapeutic regimens that are under study in late-stage clinical trials. To the best knowledge of the Company, however, none of those organizations is, and none of the new forms of non-surgical cancer treatment currently under development and in clinical trials appears to be, directly competitive with Sensamide(TM) or Neu-Sensamide(TM) as a sensitizer.

          As the Company's existing products are intended to complement and enhance radiation therapy and chemotherapy as applied to NSCLC, the Company believes that enhancements in those treatments, particularly if they lead to their successful application, could increase the potential market for the Company's products, although there can be no assurance in this regard. Moreover, if the Company's products also complement new cancer treating therapies, the use of these new therapies might also expand the Company's potential market.

          The Company expects that if any of its products gain regulatory approval for sale they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent position. The Company's competitive position also will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.


Risk Factors

          This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K.

          History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability. The Company, as a development stage enterprise, has experienced net losses every year since its inception and, as of December 31, 1996, had a deficit accumulated during the development stage of approximately $17.4 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Early Stage of Product Development; Uncertainties of Clinical Trials; Unproven Safety and Efficacy. OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or efficacious. Additionally, there can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

          Need for Additional Funds; Uncertainty of Future Funding. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from the Company's operations is expected to continue and even to accelerate over at least the next several years. The Company's capital requirements will depend on numerous factors, including: the progress of preclinical testing and clinical trials; the progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources devoted to manufacturing methods and advanced technologies; the ability to obtain licensing arrangements; the cost of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for the Company's products if and when approved. The Company will have to raise substantial additional funds to complete development of any product or bring products to market. Issuance of additional equity securities by the Company, for these or other purposes, could result in dilution to then existing stockholders. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, scale back or eliminate one or more of its product development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish, which may have a material adverse effect on the Company.

          Dependence on Others for Clinical  Development and  Manufacturing  and
Marketing. The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Other than Dr. Ronald
W. Pero, Ph.D., the Company's Chief Scientific Officer, and two other employees, the Company does not directly employ any scientists or other laboratory personnel and all of its preclinical tests and clinical trials are subcontracted to and performed at the University of Lund, Sweden and at other European centers, with the assistance of research and consulting firms. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting preclinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Although the Company considers its relations with existing collaborative partners to be satisfactory, all its current arrangements are short term in nature. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to explore license and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

          Clinical Trials; Government Regulation and Health Care Reform; Managed Care. The Company's research and development activities, preclinical testing and clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Preclinical testing and clinical trials and manufacturing and marketing of OXiGENE's products are and will continue to be subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration ("FDA"), the Swedish Medical Products Agency and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any products developed by OXiGENE or that a product, if approved in one country, will be approved in other countries. See "--Product Development and Regulatory Processes." Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Additionally, further government regulation may be established which could prevent or delay regulatory approval of the Company's products. Further, the U.S. Congress continues to debate various health care reform proposals which, if adopted, may have a material adverse effect on the Company. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies.

          Competition and Risk of Technological Obsolescence. The Company is engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than the Company. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Accordingly, competitors may succeed in obtaining regulatory approval for their products more rapidly than the Company. The Company also competes with universities and other research institutions in the development of products, technologies and processes. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of those products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. See "--Competition." There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by the Company or that would render the Company's technology and products less competitive or even obsolete. In addition, one or more of the Company's competitors may achieve product commercialization or patent protection earlier than the Company, which could materially adversely affect the Company.

          Dependence on Patents and Proprietary Technology. To date, OXiGENE's principal products, Sensamide(TM) and Neu-Sensamide(TM), have been based on certain available compounds that are produced by others, and its newest compound, Oxi-104, is a synthetic compound discovered by the Company. The Company anticipates that products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as other synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers and/or for the specific use of any such compounds, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes may continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

The Company's success will depend, in part, on its ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 8, 1997, the Company is the assignee of four granted U.S. patents, four pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and three of the pending U.S. applications. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued, that any issued patents will provide the Company with competitive protection or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, particularly in Sweden, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products, although the Company is not aware of any such assertions or any basis therefor. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around such patents. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company generally requires employees, Scientific Advisory Board members and the institutions that perform its preclinical and clinical tests (though not the employees of such institutions) to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by such employees shall be the exclusive property of the Company. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "--Patents and Trade Secrets."

          Dependence on Certain Officers and Directors and Others. The Company believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers and directors, particularly Dr. Bjorn Nordenvall, its Chief Executive Officer, Dr. Claus M0ller, its Chief Medical Officer, and Dr. Ronald Pero, its Chief Scientific Officer. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, particularly the University of Lund, Lund, Sweden, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Dr. Pero is a Professor of Molecular Ecogenetics at the University of Lund. The Company benefits indirectly from certain research grants received by Dr. Pero. The Company is materially dependent on the research and development efforts of Dr. Pero and his various relationships and affiliations, the loss of which could have a material adverse effect on the Company's business. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

          Product Liability Exposure; No Insurance Coverage. The use of the Company's products in clinical trials and for commercial applications, if any, may expose the Company to liability claims, in the event such products cause injury, disease or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. The Company has no liability insurance coverage for its ongoing clinical trials, and there can be no assurance that such coverage will be available at a reasonable cost and in amounts sufficient to protect the Company against claims or recalls that could have a material adverse effect on the financial condition and prospects of the Company. Further, adverse product and similar liability claims could negatively impact the Company's ability to obtain or maintain regulatory approvals for its technology and products.

          Price Volatility of the Common Stock. The market price of the Common Stock has been, and likely will continue to be, highly volatile as frequently is the case with the publicly traded securities of pharmaceutical research and development companies. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors such as results of clinical trials, announcements of research developments by the Company or its competitors and government regulatory action affecting the Company's products in both the United States and foreign countries may have a significant effect on the Company's business and on the market price of the Common Stock. As of December 31, 1996, an aggregate of 67,000 SARs, with a weighted average exercise price of $7.09 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, substantially all of the shares of Common Stock issuable upon exercise of outstanding options, SARs and warrants have been registered and may be sold from time to time hereafter. Such sales, as well as future sales of Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Common Stock. The price and liquidity of the Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects thereof may differ between those markets.

          No Dividends. The Company has not declared or paid dividends on its Common Stock since its inception and does not intend to declare or pay any dividends to its stockholders in the foreseeable future. See "Market For Registrant's Common Equity and Related Stockholder Matters."

                          GLOSSARY OF SCIENTIFIC TERMS

Anti-emetic                        A drug which controls nausea and vomiting

Apoptosis                          A natural  programmed  cell death not involving  cell
                                   replication

CD4 cell counts                    A sub-set of white blood cells  directly  involved in
                                   the natural protection against diseases

CGLP standards                     Current good laboratory  practice  standards required
                                   for regulatory affairs

Chemotherapy                       Drugs that control cancer growth

Cisplatin                          A chemotherapeutic compound

Control group                      A group of  patients  involved  in a  clinical  trial
                                   who are receiving placebos

Cross-over study                   A  study  in  which   each   patient   receives   all
                                   treatments  singly,  but at  different  times  of the
                                   study

Cytotoxic agent                    Tumor-killing agent

DNA                                Chemical building blocks of genetic material

Double-blind study                 A  study   in   which   neither   the   investigators
                                   assessing  the outcome of the trial nor the  patients
                                   know  whether  the  patient  is  receiving  the  drug
                                   being   investigated   or  merely  a   placebo.   The
                                   outcome can only be  determined  when the results are
                                   decoded

Enzyme                             A protein  that  carries out a metabolic  function by
                                   converting one substance to another

Genetic blueprint                  The  code  that  tells  cells  what  to do and how to
                                   function

Genetic lesions                    Damage to the DNA or in the genetic blueprint

i.m.                               Intramuscular

Immune deficiencies                Suppression  of the cells that fight  disease  within
                                   the body

IND An "Investigational New Drug" application filed with the U.S. Food and Drug Administration that permits the administration of compounds to humans in clinical trials

In vivo-exposed spleen and cell    Spleen  cells are  exposed in the  animal  then taken
                                   out for testing

i.v.                               Intravenous

Malignant cell                     Cancer cell

Metabolic function                 Living process of growth and reproduction

NDA                                A "New Drug Application" filed with the U.S. Food
                                   and Drug Administration, which, if approved, allows a
                                   drug to be marketed in the U.S.

Necrosis                           Cell death by decomposition after replication

N-substituted benzamide            Class of  drugs  believed  by  OXiGENE  to  sensitize
                                   radiation and chemotherapy

Nucleotides                        A class of nucleic  acid  compounds  from which genes
                                   are constructed

Open-label clinical trial          A non-blinded clinical trial


Oxidative stress                   Undesired   natural   metabolism  of   oxygen-derived
                                   molecules by the body that can induce DNA damage

PARP                               Poly (ADP Ribose)  Polymerase--an  enzyme  involved in
                                   the DNA  repair  process.  Also  known  as  Adenosine
                                   Diphosphate Ribosyl Transferase or ADPRT

Placebo                            A non-active substance given to a control group of
                                   patients in a clinical trial to duplicate the
                                   treatment method, but without the administration of
                                   the active drug under investigation

Radiation                          Physical  energy  that splits  molecules  and induces
                                   DNA damage


Randomized clinical trial          A  clinical   trial  in  which  the   allocation   of
                                   patients  to  treatment  groups  is made on a  random
                                   basis

Sensitization                      The  process  that  renders a tumor more  susceptible
                                   to damage by radiation or chemotherapy

Serum thiol level                  The  level of  compounds  in serum  that  react  with
                                   oxidative stress

2.       PROPERTIES.

          The Company subleases its executive offices in New York, New York, currently at an annual rent of approximately $35,000. The sublease has been extended through March 31, 1998. The Company believes that it can readily find alternate executive office space suitable to its needs and at a reasonable cost should it be required to do so. Recently, the Company opened an executive office in Stockholm, Sweden, in connection with the listing of its Common Stock on the Stockholm Stock Exchange. The Stockholm office is subleased, at an annual rate of approximately $26,000, under an arrangement that expires in September 1998. The Stockholm office sublease may be terminated at any time upon nine months written notice. The Company also leases an office at the Ideon Research Park in Lund, Sweden. The lease expires on March 31, 2000, and the annual rent is approximately $28,000. The Company does not own or lease any laboratories or other research and development facilities, although, in connection with the BMC agreement and in order to monitor the recently-commenced clinical trials in the United States, the Company intends to set up clinical trial and research monitoring facilities in Boston.


3.       LEGAL PROCEEDINGS.

          There are no material suits or claims pending or threatened against the Company.


4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1996.

Executive Officers of the Company

          The executive officers of the Company and their ages at December 31, 1996, were as follows:




Name                                              Age     Position
Bjorn Nordenvall, M.D., Ph.D.                     44      Chief Executive Officer, President and
   .........................................              Chairman of the Board of Directors

Claus M0ller, M.D., Ph.D....................      34      Chief Medical Officer and a Director

Ronald W. Pero, Ph.D........................      56      Chief Scientific Officer and a Director

Bo Haglund..................................      44      Chief Financial Officer
M. Andica Kunst.............................      35      Vice President and Corporate Secretary


          Bjorn Nordenvall, M.D., Ph.D. was appointed as a Director in March 1995, and became the Company's President and Chief Executive Officer in June 1995 and Chairman of the Board of Directors in June 1996. From March to August 1996, Dr. Nordenvall served as the Company's Chief Financial Officer. Dr. Nordenvall serves as Chairman of the Company's Audit Committee. Dr. Nordenvall is a specialist in general surgery and, from 1987 to September 1996, was president of Sophiahemmet AB, a Stockholm-based hospital. During 1983 and 1984, Dr. Nordenvall was president of Carnegie Medicine AB, Stockholm, Sweden, a biotechnology company, and from 1977 through 1985, he practiced surgery at Danderyd Hospital, Stockholm. From 1984 through 1986, Dr. Nordenvall served as a consultant to Carnegie, a Swedish investment banking company, and, since 1984, he has been a consultant to Skandia Insurance Company, a Swedish insurance company.

          Claus M0ller, M.D., Ph.D. was appointed as a Director in March 1995 and became the Company's Chief Medical Officer in March 1995. Since April 1, 1994, Dr. M0ller has served as a consultant to the Company, responsible for coordinating the Company's European clinical trials. Dr. M0ller is the President and a principal shareholder of IPC Nordic A/S, a Danish pharmaceutical consulting firm. From 1989 to 1994, Dr. M0ller was medical director for Synthelabo Scandinavia A/S, a Danish pharmaceutical company, and from 1983 to 1992, he was involved in cell biology and biomedical research at the University of Copenhagen, Denmark.

          Ronald W. Pero, Ph.D. is a co-founder of OXiGENE, and has been a Director and the Company's Chief Scientific Officer since its inception. From November 1993 to June 1995, Dr. Pero also served as President of the Company. Dr. Pero specializes in the field of DNA repair and its relation to cancer treatment, and directs and coordinates the Company's research and development efforts. Dr. Pero has been a fellow of the National Institute of Environmental Health Sciences in Research Triangle Park, North Carolina, a director of the Division of Biochemical Epidemiology at the Strang Cancer Prevention Center in New York City, and currently holds faculty positions at both New York University Medical Center and the University of Lund in Lund, Sweden, where he is a Professor of Molecular Ecogenetics. Dr. Pero is also a member of the American Association of Science, New York Academy of Sciences, International Preventive Oncology Society, European Society for Therapeutic Radiation Oncology and The American Association of Cancer Research, as well as serving as Scientific Director of the Board of Trustees of the Swedish American Research Foundation. Dr. Pero has published more than 175 manuscripts related to his research.

          Bo Haglund was appointed Chief Financial Officer in August 1996. From January 1992 to August 1996, Mr. Haglund was employed by Carnegie in various capacities, most recently heading its London operations, focusing on the marketing of Nordic securities to U.K. investors. Prior to joining Carnegie, from November 1990 to January 1992, Mr. Haglund was executive vice president and chief financial officer of Swedish Exploration Consortium AB, a Swedish publicly-traded company engaged in oil and gas exploration. From January 1988 to October 1990, Mr. Haglund was vice president finance of Cool Carriers AB, a shipping company, and from April 1982 to December 1987, he was chief financial officer of Gulf Agency Group, a ship brokerage company.

          M. Andica Kunst was appointed Vice President and Corporate Secretary in July 1996. Ms. Kunst is responsible for the Company's legal and administrative affairs. Prior to joining the Company, Ms. Kunst was an attorney with the New York City law firm of Battle Fowler LLP, the Company's outside general counsel in the United States. Ms. Kunst holds a LL.M. in Corporate Law from New York University School of Law, a Masters in International Affairs from The George Washington University and degrees in Dutch and International Law from the University of Amsterdam, Amsterdam, The Netherlands.

                                     PART II


5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Effective November 19, 1996, the Company's Common Stock and Warrants commenced trading on the Nasdaq National Market under the symbols "OXGN" and "OXGNW," respectively. Prior thereto, since the completion of the Company's initial public offering in August 1993, the Company's securities had been listed for quotation on the Nasdaq Small-Cap Market. The following table sets forth the high and low per share and per warrant bid prices for the Company's Common Stock and Warrants for each quarterly period within the two most recent fiscal years.




                                                         Common Stock                                Warrants

Calendar Year                                         High           Low                        High            Low

1995
First Quarter                                       $ 7.25        $ 4.63                      $ 2.00         $ 1.00
Second Quarter                                        7.38          5.13                        2.13           1.44
Third Quarter                                         7.75          6.38                        2.63           1.75
Fourth Quarter                                       11.75          5.75                        3.63           1.75

1996
First Quarter                                       $23.38        $ 9.25                      $15.50         $ 2.88
Second Quarter                                       32.63         17.63                       24.00          10.25
Third Quarter                                        27.00         17.00                       18.00           8.63
Fourth Quarter                                       26.70         22.00                       15.50          11.00


          As of March 12, 1997, there were 50 holders of record of the Company's Common Stock and four holders of record of the Company's Warrants. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 1996 Annual Meeting of Stockholders, that there are more than 1,250 beneficial owners of its Common Stock.

          The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.    SELECTED FINANCIAL DATA.


                          Summary Financial Information

                                  OXiGENE, Inc.
                          (A development stage company)

                                         1992           1993            1994           1995           1996
                                  ------------------------------------------------------------------------

Statement of Operations Data:

Revenues:
 Research income                            -              -              -              -              -
 Interest income                            -         50,897         265,440        420,949        684,039
                                         --------     ------         -------        -------        -------
  Total revenues                            -         50,897         265,440        420,949        684,039

Operating Expenses:
 Research and development              920,937       879,195       1,764,462      2,843,593      4,822,834
 General and administrative            717,730     1,191,714       1,340,737      1,295,191      1,819,638
                                       -------     ---------       ---------      ---------      ---------
  Total operating expenses           1,628,667     2,070,909       3,105,199      4,138,784      6,642,472
                                     ---------     ---------       ---------      ---------      ---------

Net loss                            (1,628,667)   (2,020,012)     (2,839,759)    (3,717,835)    (5,958,433)
                                    ==========    ==========      ==========     ==========     ==========

Net loss per common share(1)             (0.45)        (0.50)          (0.56)         (0.63)         (0.80)


Weighted average number of
 common shares outstanding
 (in thousands)(1)                       3,613         4,026           5,037          5,876          7,444


                                                                    December 31,

                                        1992              1993            1994          1995         1996
                                        ----              ----            ----          ----         ----

Balance Sheet Data:

Cash and cash equivalents             164,648           7,516,941      1,193,999    10,406,605      40,517,182
Securities available for sale               0                   0      3,291,128       502,020               0
Working capital                        29,031           7,207,265      4,447,080    10,510,024      40,418,846
Total assets                          192,344           7,550,838      4,770,951    11,227,251      41,168,759
Total liabilities                     163,313             309,970        290,969       670,077         650,001
Deficit accumulated during
 the development stage             (2,822,268)         (4,842,280)    (7,682,280)  (11,399,874)    (17,358,307)
Total stockholders' equity             29,031           7,240,866      4,479,982    10,557,174      40,518,758


7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

          OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $17.4 million for the period from its inception through December 31, 1996. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of December 31, 1996, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations



          Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. During the years ended December 31, 1996 and 1995, the Company had no revenues, except for approximately $0.7 million and $0.4 million of interest income, respectively. The increase in interest income is attributable to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange ("SSE"), which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the year. See "--Liquidity and Capital Resources." The Company's total operating expenses for the year ended December 31, 1996 increased to approximately $6.6 million from approximately $4.1 million for the comparable 1995 period. Research and development expenses for those years were approximately $4.8 million and $2.8 million, respectively. The increase in reported research and development expenses was partly attributable to an increase in the charge for financial reporting purposes of approximately $0.8 million. This charge was recorded because the market value per share of Common Stock on December 31, 1996 ($23.50) exceeded the exercise price of stock appreciation rights previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $1.2 million compared to the comparable 1995 period. The increase is primarily attributable to research and development expenditures related to the Company's third-generation sensitizer Oxi-104. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding stock appreciation rights, research and development expenses have fluctuated, and are expected to continue to fluctuate, from year to year. General and administrative expenses for the year ended December 31, 1996 increased to approximately $1.8 million from approximately $1.3 million for the comparable 1995 period. The increase in general and administrative expenses is primarily attributable to (i) investment banking fees paid to D. Carnegie AB ("Carnegie") of Stockholm, Sweden, and (ii) expenses related to establishing an office in Stockholm. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been to minimize the number of employees and to use outside consultants to the extent practicable. OXiGENE expects that its clinical trial expenses will increase significantly as it proceeds with and expands the Sensamide(TM)/Neu-Sensamide(TM) clinical trial program and it initiates research and clinical trials on new compounds, including Oxi-104.

          Year Ended December 31, 1995 Compared to Year Ended December 31, 1994. OXiGENE had no revenues, except for approximately $0.4 million and $0.3 million of interest income in the years ended December 31, 1995 and 1994, respectively. The increase in interest income is attributable to the investment of the net proceeds (after deducting underwriting commissions and other expenses of the offering) received by the Company from a private placement financing completed in July 1995. Total operating expenses for the year ended December 31, 1995 increased to approximately $4.1 million from approximately $3.1 million for the comparable 1994 period. Research and development expenses for the year ended December 31, 1995 increased to approximately $2.8 million from approximately $1.8 million for the comparable 1994 period, while general and administrative expenses remained virtually unchanged. The increase in operating expenses is primarily due to (i) the costs and expenses associated with an expansion of the clinical trial program, (ii) increases in research and development activities in connection with OXiGENE's new compounds, and (iii) the expenses related to OXiGENE's subsidiary in Sweden.


Liquidity and Capital Resources

          OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of December 31, 1996, had a deficit during the development stage of approximately $17.4 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

          In November 1996, in connection with the listing on the SSE, OXiGENE completed an offering of 1,150,000 shares (including 150,000 shares issued upon exercise by the underwriters of their over-allotment option) with net proceeds to the Company of approximately $26.8 million. Carnegie and Nordberg Capital Inc. were the underwriters of this offering. The Company has used, and anticipates that it will continue to use, the proceeds from this offering for current and expanded clinical trials and for research and development activities. OXiGENE had cash, cash equivalents and marketable securities of approximately $40.5 million and $10.9 million at December 31, 1996 and December 31, 1995, respectively. This increase is largely due to the receipt by OXiGENE of approximately $26.8 million in net proceeds from its secondary offering in November 1996. Without giving effect to this offering, cash and cash equivalents as of December 31, 1996, would have been approximately $13.7 million, compared to approximately $10.9 million as of December 31, 1995. The Company received $7.7 from the exercise of outstanding options and warrants during the year ended December 31, 1996, which amount exceeded net cash used in operating activities during that year.

          OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. Quarterly payments are being made to the University of Lund, Lund, Sweden, for preclinical research and clinical trials. For the years ended December 31, 1996, 1995 and 1994, the amount of such retainer was approximately $0.3 million, $0.2 million and $0.4 million, respectively. In late 1991, OXiGENE engaged Cato Research, Ltd., an independent clinical research firm in Durham, North Carolina ("Cato"), to, among other things, monitor OXiGENE's clinical trials. The amount billed to OXiGENE by Cato during the years ended December 31, 1996, 1995 and 1994 was approximately $0.4 million, $0.7 million and $0.6 million, respectively. The continuous increase in the amount billed by Cato prior to 1996 reflects the expenses associated with OXiGENE's Phase II/III clinical trial of Sensamide(TM) and monitoring and supporting the development of Neu-Sensamide(TM). With patient recruitment for the Phase II/III clinical trial of Sensamide(TM) completed, the amounts billed by Cato are expected to decline significantly. Further, in May 1996, in collaboration with ILEX(TM) Oncology Inc. ("ILEX"), a contract research organization in San Antonio, Texas, the Company established a large-scale synthesis of Oxi-104 in accordance with FDA current U.S. Good Laboratory Practice standards ("cGLP"). In the year ended December 31, 1996, the Company has paid ILEX approximately $0.9 million. As research and development with respect to Oxi-104 continue and the Phase III clinical trial of Neu-Sensamide(TM) in patients with NSCLC commences in the United States, the Company expects that the amounts payable to ILEX from time to time will increase significantly.

          OXiGENE anticipates that the cash, cash equivalents, investment securities and investment income it had available as of December 31, 1996, should be sufficient to satisfy the Company's projected cash requirements for approximately the next 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the cost of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into a collaborative arrangement with one or more third parties to complete the development of any product or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all.

          OXiGENE had no material commitments for capital expenditures as of December 31, 1996


8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Item 14 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this report.



9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997. The information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Registrant," and is incorporated by reference into this Item 10.


11.      EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.


12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.


13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.

                                     PART IV


14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed with this Report.

         The following documents are filed as part of this report.

         1.       Financial Statements

          The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.


         2.       Financial Statement Schedules

         None.

         3.       Exhibits

         Exhibit
         Number   Description

         3.1      Restated Certificate of Incorporation of the Registrant.*

         3.2      By-Laws of the Registrant.*

         3.3      Certificate of Amendment of Certificate of Incorporation.

         4.1      Representatives' Warrant Agreement (including form of
                  Representatives' Warrant Certificate), dated August
                  26, 1993 between the Company and RAS Securities
                  Corp.*

         4.2      Warrant  Agreement  (including  form of Warrant  Certificate),  dated  August  26,  1993 between the Company and America Stock Transfer & Trust Company.*

         10.1     Retainer  Agreement  dated  as  of  September  19,  1991  between  Registrant  and  Cato
                  Research, Ltd.*

         10.2     Patent  License  Agreement  dated as of  October 7,  1991  between  Preventive  Medicine
                  Institute and Bio-Screen, Inc.*

         10.3     Sublease  Agreement,   dated  as  of  June  30,  1992  between  Raymond  &  Feldman  and
                  Registrant.*

         10.4     Letter  Agreements,  dated May 26,  1993 and  October 1,  1993,  amending  the  Sublease
                  Agreement, dated June 30, 1992.**

         10.5     Letter  Agreement,  dated December 13, 1994,  further  amending the Sublease  Agreement, dated June 30, 1992, as amended.

         10.6     Letter   Agreement  dated  April  30,  1993,   between   Registrant  and  Lund  Oncology
                  Department,  Lund University  Hospital,  covering clinical trial to evaluate  Sensamide(TM)
                  as a radiosensitizer.*

         10.7     Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*

         10.8     Employment  Agreement  dated as of May 20, 1993,  between  Registrant  and Dr. Ronald W.
                  Pero.*

         10.9     Form of Lock-up Agreement for Affiliates.*

         10.10    Agreement dated December 23, 1994 with the Carnegie Fondkommission, AB.**

         10.11    Executive  Employment  Agreement,  dated as of October 9,  1993,  between Registrant and
                  Bjorn Nordenvall, M.D., Ph.D.

         10.12    Consulting  Agreement,  dated as of October 9,  1995,  between  OXiGENE  (Europe) AB and
                  B. Omentum Consulting AB

         10.13    Consulting Agreement, dated as of August 1, 1995, between Registrant and Claus M0ller.

         10.14    OXiGENE 1996 Stock Incentive Plan.***

         10.15    Clinical Trial and Sponsored Research  Agreement,  dated as of December 1, 1996, between the Registrant and Boston Medical Center Corporation.

         11.1     Computation of Net Loss per Share of Common Stock.

         23.1     Consent of Ernst & Young, LLP.

         27.1     Financial Data Schedule

         99.1     U.S.  Patent  Number  5,204,241,  issued April 20, 1994,  registered  to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ***

         99.2     U.S.  Patent Number  5,340,565,  issued  August 23, 1994,  registered to Ronald W. Pero, regarding tumor or cancer cell killing therapy and agents useful therefor. ***

         99.3     U.S. Patent Number 5,482,833,  issued January 9, 1996,  registered to Ronald W. Pero and
                  Daniel G. Miller,  regarding a test to determine the  predisposition  or  susceptibility to DNA-associated diseases. ***

         99.4     International  Application  Published under the Patent  Cooperation  Treaty (PCT) Number
                  WO96/14565,  published May 17, 1996,  registered  to Ronald W. Pero,  regarding a method of testing immune competency. ***

         -------------------------
         *        Incorporated  by  reference  to the  Registrant's  Registration  Statement  on Form S-1 (file no.
                  33-64968) and any amendments thereto.
         **       Incorporated by reference to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1994.
         ***      Incorporated  by  reference  to the  Registrant's  Registration  Statement  on Form S-3 (file no.
                  333-12867) and any amendments thereto.


     (b) Reports on Form 8-K.

                  The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OXiGENE, INC.


                                By:/S/ BJORN NORDENVALL
                                   --------------------
                                      Bjorn Nordenvall
                                      President  and Chief  Executive
                                      Officer
                                      March 14, 1997


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                    Title                                   Date


/S/ BJORN NORDENVALL                              President, Chief Executive Officer               March 14, 1997
--------------------------------------------      and Director (principal executive
Bjorn Nordenvall                                               officer)


/S/ BO HAGLUND                                          Chief Financial Officer                    March 14, 1997
--------------------------------------------
Bo Haglund


                                                               Director                            March 14, 1997
--------------------------------------------
Marvin H. Caruthers


/S/ MICHAEL IONATA                                             Director                            March 14, 1997
--------------------------------------------
Michael Ionata


/S/ CLAUS M0LLER                                               Director                            March 14, 1997
--------------------------------------------
Claus M0ller


/S/ RONALD W. PERO                                             Director                            March 14, 1997
--------------------------------------------
Ronald W. Pero


                             Form 10-K Item 14(a)(1)

                                  OXiGENE, Inc.
                          (A development stage company)





                    List of Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets--December 31, 1996 and 1995...................  F-3
Consolidated Statements of Operations--Years ended December 31, 1996, 1995,
 1994 and the Period from February 22, 1988 (inception) through
 December 31, 1996 (unaudited)............................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)--Years ended
 December 31, 1996, 1995, 1994, 1993, 1992, 1991, 1990 (unaudited)
 and the Period from February 22 (inception) through December 31, 1989
 (unaudited)............................................................    F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995,
 1994 and the Period from February 22, 1989 (inception) through
 December 31, 1996 (unaudited)...........................................   F-8
Notes to Consolidated Financial Statements...............................   F-9


Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. (a development stage company) at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                              ERNST & YOUNG LLP


New York, New York
March 5, 1997

                                  OXiGENE, Inc.
                          (A development stage company)

                           Consolidated Balance Sheets

                                                          December 31
                                                    1995              1996
                                               ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                    $   10,406,605    $   40,517,182
   Securities available-for-sale (Note 2)              502,020                 -
   Prepaid expenses                                     50,180           194,628
   Interest receivable                                 202,164           280,411
   Other                                                19,132            76,626
                                               ---------------------------------
                                               ---------------------------------
Total current assets                                11,180,101        41,068,847

Furniture, fixtures and equipment, at cost              62,087           143,652
Accumulated depreciation                                24,537            53,340
                                               ---------------------------------
                                               ---------------------------------
                                                        37,550            90,312
Deposits                                                 9,600             9,600
                                               ---------------------------------
                                               =================================
Total assets                                     $  11,227,251    $   41,168,759
                                               =================================
                                               =================================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and accrued expenses:
     Due to CATO Research, Ltd. (Note 6)         $   133,734      $       4,600
     Accrued expenses                                259,301            225,995
     Other payables                                  277,042            419,406
                                             ----------------------------------
                                             ----------------------------------
Total current liabilities                            670,077            650,001

Commitments (Note 5)

Stockholders' equity (Note 3):
 Common stock, $.01 par value:
     Authorized shares--
       15,000,000 shares at December 31, 1995
       60,000,000 shares at December 31, 1996
     Issued and outstanding shares--
       6,823,300 shares at December 31, 1995;
       9,052,343 shares at December 31, 1996;              68,233        90,523
   Common stock subscribed                                     50             -
   Additional paid-in capital                          21,864,364    57,673,667
   Deficit accumulated during the development stage   (11,399,874) (17,358,307)
   Foreign currency translation adjustment                 24,894       112,875
   Unrealized losses on securities available-for-sale        (493)            -
                                                     --------------------------
                                                     --------------------------
Total stockholders' equity                             10,557,174    40,518,758
                                                     --------------------------
                                                     ==========================
Total liabilities and stockholders' equity           $ 11,227,251   $ 41,168,759
                                                     ===========================
See accompanying notes.

                                  OXiGENE, Inc.

                          (A development stage company)

                      Consolidated Statements of Operations


                                                                                        Period from February
                                                                                        22, 1988 (inception)
                                                  Year ended December 31                      through
                                          1994            1995             1996          December 31, 1996
                                     -------------------------------------------------------------------------
                                     -------------------------------------------------------------------------
                                                                                            (Unaudited)

Revenues
Research income                      $            -  $            -     $          -      $        31,000
Interest income                             265,440         420,949          684,039            1,431,280
                                     -------------------------------------------------------------------------
                                     -------------------------------------------------------------------------
                                            265,440         420,949          684,039            1,462,280

Operating expenses
 Research and development:
   CATO Research, Ltd. (Note 6)             608,337         739,994          318,210            2,783,433
   Other                                  1,156,125       2,103,599        4,504,624            9,109,161
                                     -------------------------------------------------------------------------
                                     -------------------------------------------------------------------------
Total research and development            1,764,462       2,843,593        4,822,834           11,892,594
General and administrative
   (including related party
   transactions of approximately
   $72,000 and $336,000 in 1995 and
   1996) (Note 6)                         1,340,737       1,295,191        1,819,638            6,927,993
                                     -------------------------------------------------------------------------
Total operating expenses                  3,105,199       4,138,784        6,642,472           18,820,587
                                     -------------------------------------------------------------------------
                                     =========================================================================
Net loss                             $   (2,839,759) $   (3,717,835)    $ (5,958,433)     $   (17,358,307)
                                     =========================================================================
                                     =========================================================================

Net loss per common share            $      (.56)    $    (.63)         $    (.80)
Weighted average number of
   common shares outstanding              5,037,278       5,876,295        7,439,616



See accompanying notes.

                                                            OXiGENE, Inc.
                                                    (a development stage company)
                                            Statements of Stockholders' Equity (Deficit)
                                                              (Note 3)


                                                          ------------------------ ------------------------

                                                               Common Stock,                                 Additional
                                                               $.01 Par Value      Common Stock Subscribed     Paid-In

                                                Date         Shares      Amounts     Shares       Amount       Capital
                                           ------------------------------------------------------------------------------

Issuance of common stock in exchange for
   transfer of patent application
   ownership to the Company by an
   officer/director recorded at no value,
   which reflects transferor's basis       May 1988          380,000      $3,800           -      $    -    $   (3,800)
   (unaudited)
Issuance of common stock at approximately
   $0.74 per share (unaudited)             June 1988         271,033       2,710           -           -       197,290
Issuance of common stock in exchange for
   the outstanding common stock of
   Bio-Screen Inc. (unaudited)             August 1988       100,000       1,000           -           -        (1,000)
Net loss for period from February 22,
   1988 (inception) through December 31,
   1988 (unaudited)                                                -           -           -           -             -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
Balance at December 31, 1988 (unaudited)                     751,033       7,510           -           -       192,490
Issuance of common stock at approximately
   $0.74 per share (unaudited)             January 1989      271,033       2,710           -           -       197,290
Net loss for 1989 (unaudited)                                      -           -           -           -             -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
Balance at December 31, 1989 (unaudited)                   1,022,066      10,220           -           -       389,780
Issuance of common stock at approximately  March 1990 to
   $0.74 per share                         December 1990     257,487       2,575           -           -       187,425
Common stock subscribed                    December 1990           -           -      13,547      10,000             -
Net loss for 1990                                                  -           -           -           -             -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
Balance at December 31, 1990                               1,279,553      12,795      13,547      10,000       577,205
Issuance of common stock at approximately
   $0.74 per share                         January 1991       13,547         136     (13,547)    (10,000)        9,864
Issuance of common stock at $0.71 per      February 1991     330,000       3,300           -           -       230,033
   share
Issuance of common stock at approximately
   $1.50 per share                         August 1991       100,000       1,000           -           -       149,000
Issuance of common stock at $1.95 per      December 1991     220,000       2,200           -           -       426,800
   share
Net loss for 1991                                                  -           -           -           -             -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
Balance at December 31, 1991                               1,943,100      19,431           -           -     1,392,902
Issuance of common stock at $1.95 per
   share, net of issuance costs of         December 1992     985,000       9,850           -           -     1,789,866
   approximately $121,000
Net loss for 1992                                                  -           -           -           -             -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
Balance at December 31, 1992                               2,928,100      29,281           -           -     3,182,768



                                                                Deficit                                 Unrealized
                                                              Accumulated     Foreign        Stock       Losses on       Total
                                                              During the     Currency    Subscription   Securities   Stockholders'
                                                              Development   Translation    and Notes     Available      Equity
                                                                                                            for
                                                Date             Stage      Adjustment    Receivable       Sale        (Deficit)
                                           ----------------------------------------------------------------------------------------

Issuance of common stock in exchange for
   transfer of patent application
   ownership to the Company by an
   officer/director recorded at no value,
   which reflects transferor's basis       May 1988          $         -   $         -      $      -      $      -   $         -
   (unaudited)
Issuance of common stock at approximately
   $0.74 per share (unaudited)             June 1988                   -             -             -             -       200,000
Issuance of common stock in exchange for
   the outstanding common stock of                                                   -
   Bio-Screen Inc. (unaudited)             August 1988                 -                           -             -             -
Net loss for period from February 22,
   1988 (inception) through December 31,                                             -
   1988 (unaudited)                                             (185,962)                          -             -      (185,962)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Balance at December 31, 1988 (unaudited)                        (185,962)            -             -             -        14,038
Issuance of common stock at approximately
   $0.74 per share (unaudited)             January 1989                -             -             -             -       200,000
Net loss for 1989 (unaudited)                                   (179,119)            -             -             -      (179,119)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Balance at December 31, 1989 (unaudited)                        (365,081)            -             -             -        34,919
Issuance of common stock at approximately  March 1990 to
   $0.74 per share                         December 1990               -             -             -             -       190,000
Common stock subscribed                    December 1990               -             -       (10,000)            -             -
Net loss for 1990                                               (326,648)            -             -             -      (326,648)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Balance at December 31, 1990                                    (691,729)            -       (10,000)            -      (101,729)
Issuance of common stock at approximately
   $0.74 per share                         January 1991                -             -        10,000             -        10,000
Issuance of common stock at $0.71 per      February 1991               -             -             -             -       233,333
   share
Issuance of common stock at approximately
   $1.50 per share                         August 1991                 -             -             -             -       150,000
Issuance of common stock at $1.95 per      December 1991               -             -             -             -       429,000
   share
Net loss for 1991                                               (501,872)            -             -             -      (501,872)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Balance at December 31, 1991                                  (1,193,601)            -             -             -       218,732
Issuance of common stock at $1.95 per
   share, net of issuance costs of         December 1992               -             -      (360,750)            -     1,438,966
   approximately $121,000
Net loss for 1992                                             (1,628,667)            -             -             -    (1,628,667)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Balance at December 31, 1992                                  (2,822,268)            -      (360,750)            -        29,031

                                  OXiGENE, Inc.
                          (a development stage company)
                           Statements of Stockholders'
                                Equity (Deficit)
                                (continued) (Note 3)


                                                          ------------------------ ------------------------

                                                               Common Stock,                                 Additional
                                                               $.01 Par Value      Common Stock Subscribed     Paid-In

                                                Date         Shares      Amounts     Shares       Amount       Capital
                                           ------------------------------------------------------------------------------

 Issuance of common stock at $1.95 per     January 1993
   share, net of issuance costs of         to                445,000      $4,450           -       $ -      $  726,800
   approximately $136,500                  February 1993
 Repayment of notes receivable             January 1993            -           -           -         -               -
 Issuance of warrants and options as
   compensation to certain directors to
   purchase 180,000 and 10,000 shares of
   common stock, respectively, at $1.95    May 1993                -           -           -         -         427,500
   per share
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         September 1993  1,500,000      15,000           -         -       7,149,247
   approximately $1,836,000
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         October 1993      105,000       1,050           -         -         547,050
   approximately $82,000
 Net loss for 1993                                                 -           -           -         -               -
                                                          ---------------------------------------------------------------
                                                          ---------------------------------------------------------------
 Balance at December 31, 1993                              4,978,100      49,781           -         -      12,033,365
 Issuance of common stock at $1.95 per     April 1994         80,000         800           -         -         155,200
   share
 Net loss for 1994                                                 -           -           -         -               -
 Unrealized losses on securities                                   -           -           -         -               -
   available-for-sale
                                                          ---------------------------------------------------------------
 Balance at December 31, 1994                              5,058,100      50,581           -         -      12,188,565
 Issuance of options as compensation to
   consultants to purchase 165,000 shares
   of common stock at $6.00 per share      June 1995               -           -           -         -          20,625
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         July 1995       1,666,700      16,667           -         -       9,460,009
   approximately $524,000
 Issuance of common stock at  $1.50 per    July 1995 to
   share (12,500) and $1.95 per share      December 1995      98,500         985           -         -         185,465
   (86,000)
 Subscriptions for 5,000 shares of common
   stock                                   December 1995           -           -       5,000        50           9,700
   at $1.95 per share
 Foreign currency translation adjustment                           -           -           -         -               -
   for 1995
 Net loss for 1995                                                 -           -           -         -               -
 Unrealized gain on securities                                     -           -           -         -               -
   available-for-sale
                                                          ---------------------------------------------------------------
 Balance at December 31, 1995                              6,823,300      68,233       5,000        50      21,864,364



                                                                 Deficit                                  Unrealized
                                                               Accumulated      Foreign        Stock      Losses on       Total
                                                                During the     Currency    Subscription   Securities  Stockholders'
                                                               Development    Translation    and Notes    Available      Equity
                                                                                                             for
                                                Date              Stage       Adjustment    Receivable       Sale       (Deficit)
                                           -----------------------------------------------------------------------------------------

 Issuance of common stock at $1.95 per     January 1993
   share, net of issuance costs of         to                 $          -   $       -        $     -       $    -      $ 731,250
   approximately $136,500                  February 1993
 Repayment of notes receivable             January 1993                  -           -        360,750            -        360,750
 Issuance of warrants and options as
   compensation to certain directors to
   purchase 180,000 and 10,000 shares of
   common stock, respectively, at $1.95    May 1993                      -           -              -            -        427,500
   per share
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         September 1993                -           -              -            -      7,164,247
   approximately $1,836,000
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         October 1993                  -           -              -            -        548,100
   approximately $82,000
 Net loss for 1993                                              (2,020,012)          -              -            -     (2,020,012)
                                                          --------------------------------------------------------------------------
                                                          --------------------------------------------------------------------------
 Balance at December 31, 1993                                   (4,842,280)          -              -            -      7,240,866
 Issuance of common stock at $1.95 per     April 1994                    -           -              -            -        156,000
   share
 Net loss for 1994                                              (2,839,759)          -              -            -     (2,839,759)
 Unrealized losses on securities                                         -           -              -      (77,125)       (77,125)
   available-for-sale
                                                          --------------------------------------------------------------------------
 Balance at December 31, 1994                                   (7,682,039)          -              -      (77,125)     4,479,982
 Issuance of options as compensation to
   consultants to purchase 165,000 shares
   of common stock at $6.00 per share      June 1995                     -           -              -            -         20,625
 Issuance of common stock at $6.00 per
   share, net of issuance costs of         July 1995                     -           -              -            -      9,476,676
   approximately $524,000
 Issuance of common stock at  $1.50 per    July 1995 to
   share (12,500) and $1.95 per share      December 1995                 -           -              -            -        186,450
   (86,000)
 Subscriptions for 5,000 shares of common
   stock                                   December 1995                 -           -              -            -          9,750
   at $1.95 per share
 Foreign currency translation adjustment                                 -      24,894              -            -         24,894
   for 1995
 Net loss for 1995                                              (3,717,835)          -              -            -     (3,717,835)
 Unrealized gain on securities                                           -           -              -       76,632         76,632
   available-for-sale
                                                          --------------------------------------------------------------------------
 Balance at December 31, 1995                                  (11,399,874)     24,894              -         (493)    10,557,174

                                                            OXiGENE, Inc.
                                                    (a development stage company)
                                            Statements of Stockholders' Equity (Deficit)
                                                              (Note 3)


                                                          ------------------------ ------------------------

                                                               Common Stock,                                 Additional
                                                               $.01 Par Value      Common Stock Subscribed     Paid-In

                                                Date         Shares      Amounts     Shares       Amount       Capital
                                           ------------------------------------------------------------------------------
Issuance of common stock upon
exercise of options, warrants or stock
   appreciation rights:
      At $1.95 per share                   January 1996        5,000      $   50      (5,000)      $(50)    $        -
      At $1.95 per share                   January 1996       50,000         500           -         -          97,000
      At $1.95 per share                   March 1996         95,000         950           -         -         184,300
      At $1.95 per share                   April 1996         50,000         500           -         -          97,000
      At $7.25 per share                   June 1996           2,500          25           -         -          18,100
      At $9.67 per share                   June 1996         120,482       1,206           -         -       1,164,204
      At $1.95 per share                   June 1996          75,000         750           -         -         145,500
      At $1.95 per share                   July 1996          50,000         500           -         -          97,000
      At $5.50 per share                   July 1996           5,000          50           -         -          27,450
      At $10.35 per share                  July 1996          49,755         498           -         -         480,777
      At $7.25 per share                   July 1996          10,000         100           -         -          72,400
      At $1.95 per share                   August 1996        31,500         315           -         -          61,110
      At $7.25 per share                   August 1996         2,500          25           -         -          18,100
      At $22.00 per share                  August 1996         5,129          51           -         -         112,789
      At $9.67 per share                   August 1996       270,342       2,702           -         -       2,612,318
      At $21.00 per share                  September 1996      1,910          19           -         -          40,091
      At $11.54 per share                  October 1996        8,560          86           -         -          98,714
      At $1.95 per share                   November 1996       5,000          50           -         -           9,700
      At $6.25 per share                   November 1996      50,000         500           -         -         312,000
      At $8.95 per share                   November 1996      27,250         272           -         -         243,615
      At $7.25 per share                   November 1996      42,150         422           -         -         370,021
      At $11.54 per share                  November 1996      52,965         529           -         -         610,796
      At $15.74 per share                  November 1996      69,000         690           -         -         943,710
Capital contribution by officer            June 1996               -           -           -         -          53,170
Public offering  of common stock at
   $25.2732 per share, net issuance costs
   of approximately $2,217,000             November 1996   1,150,000      11,500           -         -      26,835,896
Foreign currency translation adjustment                            -           -           -         -               -
   for 1996
Net loss for 1996                                                  -           -           -         -               -
Accrued stock appreciation rights                                  -           -           -         -       1,103,542
Unrealized gain on securities                                      -           -           -         -               -
   available-for-sale
                                                          ===============================================================
Balance at December 31, 1996                               9,052,343     $90,523           -       $ -      $ 57,673,667
                                                          ===============================================================
See accompanying notes.

                                                             Deficit                                 Unrealized
                                                           Accumulated      Foreign       Stock       Losses on       Total
                                                            During the     Currency    Subscription  Securities   Stockholders'
                                                           Development    Translation   and Notes     Available      Equity
                                                                                                         for
                                                Date          Stage       Adjustment    Receivable      Sale        (Deficit)
                                           -------------------------------------------------------------------------------------
Issuance of common stock upon
exercise of options, warrants or stock
   appreciation rights:
      At $1.95 per share                   January 1996   $         -    $        -       $     -        $  -       $       -
      At $1.95 per share                   January 1996             -             -             -            -         97,500
      At $1.95 per share                   March 1996               -             -             -            -        185,250
      At $1.95 per share                   April 1996               -             -             -            -         97,500
      At $7.25 per share                   June 1996                -             -             -            -         18,125
      At $9.67 per share                   June 1996                -             -             -            -      1,165,410
      At $1.95 per share                   June 1996                -             -             -            -        146,250
      At $1.95 per share                   July 1996                -             -             -            -         97,500
      At $5.50 per share                   July 1996                -             -             -            -         27,500
      At $10.35 per share                  July 1996                -             -             -            -        481,275
      At $7.25 per share                   July 1996                -             -             -            -         72,500
      At $1.95 per share                   August 1996              -             -             -            -         61,425
      At $7.25 per share                   August 1996              -             -             -            -         18,125
      At $22.00 per share                  August 1996              -             -             -            -        112,840
      At $9.67 per share                   August 1996              -             -             -            -      2,615,020
      At $21.00 per share                  September 1996           -             -             -            -         40,110
      At $11.54 per share                  October 1996             -             -             -            -         98,800
      At $1.95 per share                   November 1996            -             -             -            -          9,750
      At $6.25 per share                   November 1996            -             -             -            -        312,500
      At $8.95 per share                   November 1996            -             -             -            -        243,887
      At $7.25 per share                   November 1996            -             -             -            -        370,443
      At $11.54 per share                  November 1996            -             -             -            -        611,325
      At $15.74 per share                  November 1996            -             -             -            -        944,400
Capital contribution by officer            June 1996                -             -             -            -         53,170
Public offering  of common stock at
   $25.2732 per share, net issuance costs
   of approximately $2,217,000             November 1996            -             -             -            -     26,847,396
Foreign currency translation adjustment                             -        87,981             -            -         87,981
   for 1996
Net loss for 1996                                          (5,958,433)            -             -            -     (5,958,433)
Accrued stock appreciation rights                                   -             -             -            -      1,103,542
Unrealized gain on securities                                       -             -             -          493            493
   available-for-sale
                                                         =======================================================================
Balance at December 31, 1996                              $(17,358,307)     $112,875      $     -        $  -       $40,518,758
                                                         =======================================================================
See accompanying notes.

                                      F-7


                                  OXiGENE, Inc.
                          (A development stage company)

                      Consolidated Statements of Cash Flows


                                                                                       Period from
                                                                                    February 22, 1988
                                                Year ended December 31             (inception) through
                                                                                       December 31
                                          1994          1995            1996               1996
                                     -------------------------------------------------------------------
                                     -------------------------------------------------------------------
                                                                                       (Unaudited)

Operating activities
Net loss                             $  (2,839,759) $ (3,717,835)  $  (5,958,433)     $ (17,358,307)

Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Loss on  securities
       available-for-sale                        -          9,460          2,513                11,973
     Depreciation                            5,044         13,773         37,153                61,222
     Abandonment  of furniture,
       fixture and equipment                     -              -          9,041                 9,041
     Compensation related to
       issuance of warrants,
       options  and stock                        -        243,720      1,035,270             1,706,490
       appreciation rights
     Changes in operating assets and liabilities:
         Prepaid expenses and other
           current assets                 (252,628)       (14,740)      (283,636)             (551,298)
         Accounts payable and
           accrued expenses                (19,001)       146,248        185,457               622,674
                                     -------------------------------------------------------------------
                                     -------------------------------------------------------------------
Net cash used in operating              (3,106,344)    (3,319,374)    (4,972,635)          (15,498,205)
   activities

Financing activities
Proceeds from investor                           -              -              -               100,000
Repayment to investor                            -              -              -              (100,000)
Proceeds from issuance and
   subscription of common stock, net       156,000      9,672,876     34,521,881            56,006,403
Other capital contributions                      -              -         53,170                53,170
                                     -------------------------------------------------------------------
Net cash provided by financing
   activities                              156,000      9,672,876     34,575,051            56,059,573

Investing activities
Purchases of securities available-
   for-sale                             (3,368,253)             -              -            (3,368,253)
Proceeds from sale of securities
   available-for-sale                            -      2,856,280        500,000             3,356,280
Deposits                                         -              -              -                (9,600)
Purchase of furniture, fixtures and
   equipment                                (4,345)       (26,922)      (101,058)             (161,578)
                                     -------------------------------------------------------------------
Net cash (used in) provided by
   investing activities                 (3,372,598)     2,829,358        398,942              (183,151)

Effect of exchange rate on changes
   in cash                                       -         29,746        109,219               138,965
                                     -------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents                     (6,322,942)     9,212,606     30,110,577            40,517,182
Cash and cash equivalents at
   beginning of period                   7,516,941      1,193,999     10,406,605                     -
                                     -------------------------------------------------------------------
                                     ===================================================================
Cash and cash equivalents at
   end of period                     $  1,193,999   $  10,406,605  $  40,517,182      $     40,517,182

                                     ===================================================================

See accompanying notes.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements

                                December 31, 1996



1. Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the "Company") is a development stage pharmaceutical company. The Company was originally incorporated as Oxi-Gene, Inc. in the State of New York on February 22, 1988 and subsequently recapitalized and incorporated in the State of Delaware in December 1993.

The Company is in the research phase of its operations. Because operations to-date have consisted of research activities only, no substantial income has been generated to-date and the losses sustained result principally from outlays for research and administrative expenses. The Company may need to obtain additional funding from outside sources to fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

Principles of Consolidation

In December 1994, the Company established a wholly-owned subsidiary in Sweden, OXiGENE (Europe) AB to manage and control the Company's research and development work, and monitor European clinical trials. The accounts of the subsidiary have been consolidated from the time the subsidiary commenced operations in January 1995. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)




1. Description of Business and Significant Accounting Policies (continued)

Depreciation

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which is principally seven years.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Substantially all cash and cash equivalents at December 31, 1996 are deposited in one financial institution. Substantially all cash and cash equivalents at December 31, 1995 were deposited in another financial institution.

Foreign Currency Translation

Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

Investments

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)



1. Description of Business and Significant Accounting Policies (continued)

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization or premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Patent and Patent Applications

The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. The pharmaceutical industry is highly competitive and patents may be challenged from time to time. The Company intends to vigorously defend its issued patents and may therefore incur significant costs in the defense of the patents and related technologies. Costs associated with the patent and patent applications are expensed as incurred.

Income Taxes

The Company accounts for income taxes based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

Share Information

All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect the 10,000 for 1 stock split disclosed in Note 3.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)


1. Description of Business and Significant Accounting Policies (continued)

Unaudited Information

Information pertaining to the period from February 22, 1988 (inception) through December 31, 1989 is unaudited.

Net Loss Per Share

Net loss per share is based upon the net loss divided by the weighted average number of shares of common stock outstanding during the respective periods, retroactively adjusted to reflect the stock split. All options and warrants were antidilutive and, accordingly, excluded from the calculation of weighted average shares.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)


2. Investments

The following is a summary of securities available-for-sale:

                                                Securities Available-for-Sale
                                                         Gross
                                                       Unrealized Estimated Fair
                                              Cost      Losses        Value
                                         ---------------------------------------
   December 31, 1995
   U.S. corporate debt securities:
      American Express Credit
        Corporation                        $ 502,513   $   493        $ 502,020
                                         ---------------------------------------
                                         =======================================
                                           $ 502,513   $   493        $ 502,020
                                         =======================================

The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity are shown below.

                                             Cost             Fair Value
                                       ----------------------------------------
     Available-for-Sale
     Due in one year or less                  $     502,513       $     502,020
                                       ========================================

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)



3. Stockholders' Equity

Options and Warrants

The following is a summary of the Company's stock option, warrant and stock appreciation rights activity.

                  Number of Options, Warrants and Stock Appreciation Rights

                                                         Stock Incentive       Stock
                                          Nonqualified       Options       Appreciation   Stock Warrants
                                          Stock Options                       Rights
                                         -----------------------------------------------------------------

     Balance at December 31, 1993             210,000         365,000          22,500        2,712,500
       Granted during 1994                          -               -          52,500                -
       Exercised during 1994                        -        (80,000)               -                -
       Canceled during 1994                         -       (160,000)               -                -
                                         -----------------------------------------------------------------
     Balance at December 31, 1994             210,000         125,000          75,000        2,712,500
       Granted during 1995                    664,000               -           2,000            5,000
       Exercised during 1995                 (12,500)               -               -         (86,000)
       Canceled during 1995                   (2,000)               -               -                -
                                         -----------------------------------------------------------------
                                         -----------------------------------------------------------------
     Balance at December 31, 1995             859,500         125,000          77,000        2,631,500
       Granted during 1996                    336,443          13,557               -          148,350
       Exercised during 1996                 (74,000)               -        (10,000)        (998,004)
       Canceled during 1996                  (20,000)               -               -                -
                                         =================================================================
     Balance at December 31, 1996           1,101,943         138,557          67,000        1,781,846
                                         =================================================================


         Weighted Average Price of Options, Warrants and Stock Appreciation Rights
                                                         Stock Incentive       Stock
                                          Nonqualified       Options       Appreciation   Stock Warrants
                                          Stock Options                       Rights
                                         -----------------------------------------------------------------

     Balance at December 31, 1993               $6.91            3.86            7.25             5.93
       Granted during 1994                          -               -            6.09                -
       Exercised during 1994                        -            1.95               -                -
       Canceled during 1994                         -            1.95               -                -
                                         -----------------------------------------------------------------
     Balance at December 31, 1994                6.91            7.52            6.99             7.11
       Granted during 1995                       5.90               -            5.38             6.00
       Exercised during 1995                     1.50               -               -             1.95
       Canceled during 1995                      5.50               -               -                -
                                         -----------------------------------------------------------------
                                         -----------------------------------------------------------------
     Balance at December 31, 1995                6.21            7.52            6.95             8.50
       Granted during 1996                      27.69           22.13               -            10.73
       Exercised during 1996                     6.46               -            6.41             7.22
       Canceled during 1996                      6.00               -               -                -
                                         =================================================================
     Balance at December 31, 1996              $12.75            8.95           $7.03            $9.60
                                         =================================================================

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity

Options and Warrants (continued)

                       Options, Warrants and Stock Appreciation Rights Exercisable
                                                         Stock Incentive       Stock
                                          Nonqualified       Options       Appreciation   Stock Warrants
                                          Stock Options                       Rights
                                         -----------------------------------------------------------------

     December 31, 1993:
         Exercisable                          210,000         137,500               -        2,712,500
         Weighted average exercise price        $6.91           $1.95               -            $5.29

     December 31, 1994:
         Exercisable                          210,000         125,000          32,500        2,712,500
         Weighted average exercise price        $6.91           $7.52           $4.86            $7.11

     December 31, 1995:
         Exercisable                          747,833         125,000          66,000        2,631,500
         Weighted average exercise price        $6.22           $7.52           $6.87            $8.50

     December 31, 1996:
         Exercisable                          824,673         129,494          67,000        1,781,846
         Weighted average exercise price        $5.53           $7.01           $7,03            $9.60

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity

Options and Warrants (continued)

             Options, Warrants and Stock Appreciation Rights Outstanding at December 31, 1996


                                                         Stock Incentive       Stock
                                          Nonqualified       Options       Appreciation   Stock Warrants
                                          Stock Options                       Rights

        Exercise price of $1.95 per
         share:
           Outstanding                              -          10,000               -          350,000
           Weighted average remaining
            contractual life                        -          1 Year               -            1Year
           Exercisable                              -          10,000               -          350,000
        Exercise prices ranging from $5.38 per share to $13.69 per share:
           Outstanding                        765,500         115,000          67,000        1,431,846
           Weighted average exercise
            price                               $6.19           $8.00           $7.03           $11.47
           Weighted average remaining
            contractual life                8.1 Years          1 Year       7.7 Years           1 Year
           Exercisable                        732,167         115,000          67,000        1,431,846
           Weighted average exercise
            price                               $4.43           $8.00           $7.03           $11.47
        Exercise prices ranging from
         $22.00 per share to $28.75 per
         share:
           Outstanding                        336,518          13,482               -                -
           Weighted average exercise
            price                              $27.93          $22.12               -                -
           Weighted average remaining
            contractual life                9.5 Years       9.5 Years               -                -
           Exercisable                         92,506           4,494               -                -
           Weighted average exercise
            price                              $27.92           $7.01               -                -

Nonqualified Stock Options

In August 1991, the Company's Board of Directors granted options to a former officer of the Company to purchase 12,500 shares of the Company's common stock at $1.50 per share exercisable at any time prior to August 7, 2001. During 1995, such options to purchase 12,500 shares of the Company's common stock were exercised.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Nonqualified Stock Options (continued)

In December 1993, under the Amended Plan, as defined below, the Company's Board of Directors granted options to certain directors of the Company and other individuals to purchase 197,500 shares of the Company's common stock at $7.25 per share. Such options vested at various dates over a period of one year from the date of grant.

In November 1994, under the Amended Plan, the Company's Board of Directors granted options, subsequently approved by stockholders in May 1995, to certain director's of the Company and other individuals to purchase 252,000 shares of the Company's common stock at market value ($5.50 per share). Such options vest at various dates over a period of 28 months from the date of grant.

In 1995, under the Amended Plan, the Company's Board of Directors granted to certain directors of the Company and other individuals options to purchase 412,000 shares of the Company's common stock at exercise prices ranging from $5.375 per share to $7.00 per share. Options to purchase 247,000 shares were granted at exercise prices equal to the market value of the shares on date of grant. The remaining 165,000 shares are exercisable at $6.00 per share. Because the market price of the Company's shares amounted to $6.125 per share on the date these options were granted, the Company recorded a charge for financial reporting purposes of approximately $20,625.

In 1996, the Company's stockholders approved the OXiGENE 1996 Stock Incentive Plan (the "1996 Plan"). Certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue Code, "nonqualified stock options" (NQSOs) and stock appreciation rights may be granted. A maximum of 1,000,000 shares may be issued under the plan.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

In 1996, the Company's Board of Directors granted to certain officers of the Company and other individuals options to purchase 336,443 shares of common stock at exercise prices ranging from $22.00 per share to $28.75 per share. Options to purchase 110,000 shares of common stock vest in equal installments over five years. The remaining options vest in equal installments over three years.

Stock Incentive Options

During 1992, the Board of Directors implemented an Stock Incentive Option Plan (the "Plan"). The Plan provided for the grant of options to purchase up to 250,000 shares of common stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan.

In April 1992, under the Plan, the Company's Board of Directors granted stock options to an officer of the Company for the purchase of 240,000 shares of the Company's common stock at $1.95 per share. Such options vest at 80,000 per year for a three-year period. During 1995, vested options to purchase 80,000 shares of the Company's common stock were exercised. The remaining nonvested options to purchase 160,000 shares of the Company's common stock were cancelled upon the termination of the officer's services in 1994.

On May 15, 1993, under the Plan, the Board of Directors granted options as compensation to certain directors of the Company, to purchase 10,000 shares of common stock at $1.95 per share, exercisable at any time for a period of five years.

During May 1993, the Company amended and restated its Stock Incentive Plan (the "Amended Plan"). Under the Amended Plan, the Company has reserved for issuance an additional 416,900 shares of Common Stock (subsequently increased by an additional 500,000 shares). The Amended Plan provides for the issuance of stock appreciation rights.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Stock Incentive Options (continued)

Under the Amended Plan, the exercise price determined by the Board of Directors or committee must be at least 100% of the fair market value of the Company's common stock as of the date of the grant. Upon termination of employment, any granted option, vested or unvested, shall, to the extent not previously exercised, terminate except under certain conditions as outlined in the Amended Plan. The options granted under the Amended Plan are generally exercisable at specific dates over a ten-year period.

In December 1993, under the Amended Plan, the Company's Board of Directors granted stock options to a certain director of the Company to purchase 115,000 shares of common stock at $8.00 per share. Such options vested in equal installments on December 14, 1993 and 1994.

In July 1996, the Board of Directors granted options to an officer of the Company to purchase 13,557 shares of common stock at $22.125 per share. Such options vest in equal installments over three years.

Stock Appreciation Rights

Under the Amended Plan, the Company's Board of Directors granted stock appreciation rights to 22,500 shares of common stock at an exercise price of $7.25 per share and stock appreciation rights to another 22,500 shares at an exercise price of $5.875 per share to an employee, certain consultants and clinical investigators on December 14, 1993 and April 4, 1994, respectively. Such stock appreciation rights vested in equal installments on December 14, 1994 and 1995.

In September 1994, under the Amended Plan, a member of the scientific advisory board received stock appreciation rights to 30,000 shares of common stock at $7.63 per share. Such stock appreciation rights vested in equal installments in September 1994, 1995 and 1996.

In July 1995, under the Amended Plan, a consultant received stock appreciation rights to 2,000 shares of common stock at $5.38 per share. Such stock appreciation rights vested in equal installments on July 13, 1995 and July 13, 1996.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Stock Appreciation Rights (continued)

In August and September 1996, stock appreciation rights to 7,000 shares at $5.875 per share and 3,000 shares at $7.63 per share were exercised when the market value of the Company's stock was $22.00 and $21.00, respectively. The Company issued 7,039 shares of common stock upon the exercise of such stock appreciation rights.

Because the market value per share of common stock exceeded the exercise price of the stock appreciation rights ($10.25 on December 31, 1995 and $23.50 on December 31, 1996) the Company recorded a charge for financial reporting purposes of approximately $223,000 and $1,035,000 (including the value of stock appreciation rights exercised in 1996). Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of common stock of the Company, the charge related to unexercised stock appreciation rights was credited to additional paid-in capital during the year ended December 31, 1996.

Stock appreciation rights expire ten years from the date of grant.

Stock Warrants

In November 1991, and January and June 1992, the Board of Directors granted warrants to directors of the Company to purchase 50,000, 370,000 and 50,000 shares, respectively, of the Company's common stock at $1.95 per share exercisable at any time for a period of five years. In connection with the sale of stock during December 1992, the placement agents were granted warrants to purchase 36,000 shares of the Company's stock at $1.95 per share exercisable for a five-year period. In March 1995, the Board of Directors granted warrants to purchase 5,000 shares of common stock at $6.00 per share. During 1995and 1996, warrants to purchase 86,000 and 356,500 shares of the Company's common stock, respectively, were exercised. In addition, as of December 31, 1995, $9,750 was subscribed to exercise warrants to purchase 5,000 shares of common stock. Such shares were issued in 1996.

From January 1, 1993 through February 26, 1993, the Company sold 445,000 shares of common stock to investors for approximately $868,000 ($1.95 per share). In connection with this issuance of stock, the placement agents were granted warrants for the purchase of 66,500 shares of the Company's common stock at $1.95 per share exercisable for a five-year period.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Stock Warrants (continued)

In January 1993, the Board of Directors granted warrants to the Company's scientific advisory board to purchase 45,000 shares of the Company's common stock at $1.95 per share exercisable at any time for a period of five years.

On May 15, 1993, the Board of Directors granted warrants as compensation to certain directors of the Company, to purchase 180,000 shares of common stock at $1.95 per share exercisable at any time for a period of five years. The Company has recorded a charge of $427,500 for financial reporting purposes, representing the estimated value of such options and warrants granted on May 15, 1993.

During 1993, the Company completed an initial public offering of 1,500,000 units at $6.00 per unit and an over-allotment issuance of 105,000 units at $6.00 per unit. Each unit consists of one share of the Company's common stock and one warrant (the "Public Warrant"). Each warrant was exercisable for one share of the Company's common stock at a price of $7 per share during the first year of exercisability. Thereafter, the exercise price increased each year by $2. In connection with this offering, the Company sold to the Underwriters, for nominal consideration, 150,000 Warrants (the "Underwriters' Warrants"). The Underwriters' Warrants were initially exercisable at a price of $9.90 per Unit for a period of four years, commencing August 26, 1994. The shares of common stock and warrants issuable upon the exercise of the Underwriters' Warrants are identical to those included in the Units offered hereby except that the Warrants contained in the Underwriters' Warrants were initially exercisable to purchase one share of Common Stock at $11.55. In January 1996, to comply with anti-dilution provisions, the number of shares issuable upon the exercise of the Public Warrants and Underwriters Warrants were revised to 1,717,350 and 163,500, respectively. The exercise prices of such warrants were also revised to $10.35 (subsequently increased to $12.35 per warrant) and $8.95 per share, respectively. In addition, the total shares of common stock issuable upon the exercise of the warrant contained in the Underwriters Warrants was increased to 172,500 and the exercise price was revised to $13.69 per share. During the year ended December 31, 1996, Public Warrants to purchase 502,104 shares of common stock and Underwrites Warrants to purchase 65,400 shares of common stock and warrants contained in the underwriters warrants to purchase 69,000 shares were exercised.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Stock Warrants (continued)

On December 14, 1993, the Board of Directors granted warrants to certain individuals of the Company to purchase 10,000 shares of common stock at $7.25 per share. Such warrants vested immediately.

Private Placement

In July 1995, the Company completed a private placement of 1,666,700 common shares at $6.00 per share, resulting in net proceeds (after deducting issuance costs) of approximately $9.5 million.

Public Offering

In November 1996, the Company completed a public offering of 1,150,000 common shares at $25.2732 per share, resulting in net proceeds (after deducting issuance costs) of approximately $26.8 million.

Common Stock Reserved for Issuance

As of December 31, 1996, the Company has reserved approximately 4,263,000 shares of its common stock for issuance in connection with stock options and warrants.

Recapitalization

During December 1992, in connection with the recapitalization (see Note 1), the Company changed its authorized common stock from 1,000 shares at $1.00 par value to 5,000,000 shares at $.01 par value. In addition, the Company declared a 10,000 for 1 stock split on the then issued and outstanding common shares.

In April 1993, the Company changed its authorized common stock from 5,000,000 shares at $.01 par value to 10,000,000 shares at $.01 par value.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

3. Stockholders' Equity (continued)

Recapitalization (continued)

In May 1995, the Company changed its authorized common stock from 10,000,000 shares at $.01 par value to 15,000,000 shares at $.01 par value.

In November 1996, the Company changed it authorized common stock from 15,000,000 shares of $.01 par value to 60,000,000 shares at $.01 par value.

Merger

During February 1991, the Company issued 100,000 shares of its common stock to an officer/director and a director for all the outstanding common stock of Bio-Screen, Inc. The balance sheet and the cumulative results of operations of Bio-Screen, Inc. were not material to the Company and, consequently, the statements of operations of the Company have not been restated. The issuance of the 100,000 shares, which has been recorded at par value, has been reflected as of August 1988, the date of inception of Bio-Screen, Inc. (see Note 5 "Commitments").

Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996:

                 Assumption                        1995             1996
     -------------------------                 -----------       ---------
      Risk-free rate                               5.8%             5.9%
      Dividend yield                                0%               0%
      Volatility factor of the expected market
        price of the Company's common stock        .744             .717
      Average life                                3 years          3 years

3. Stockholders' Equity (continued)

Stock Based Compensation (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and stock appreciation rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                           1995                  1996
                                     -------------------- ---------------------
     Pro forma net loss               $(4,685,000)          $(6,836,000)
     Pro forma net loss per share           $(.80)                $(.92)

The weighted average fair value of options granted during the years ended December 31, 1995 and 1996 were $3.28 and $11.96, respectively.

4. Income Taxes

At December 31, 1996, the Company had net operating loss carryforwards of approximately $23,000,000 for U. S. and foreign income tax purposes, $17,000,000 expiring for U.S. purposes through 2011. For financial statement reporting purposes, a valuation allowance has been recognized to offset entirely the deferred tax assets related to the Company's net operating loss carryforwards and the temporary difference related to compensatory stock options and warrants.

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)

4. Income Taxes (continued)

Components of the Company's deferred tax asset at December 31, 1995 and 1996 are as follows:

                                                            1995         1996
                                                      --------------------------
                                                      --------------------------

     Net operating loss carryforwards                 $  3,957,000   $ 8,200,000
     Compensatory stock options, warrants and stock
      appreciation rights
                                                           268,000       550,000
                                                      --------------------------
                                                      --------------------------
     Total deferred tax asset                            4,225,000     8,750,000
     Valuation allowance                                (4,225,000)  (8,750,000)
                                                      --------------------------
                                                      ==========================
     Net deferred tax asset                           $          -    $       -
                                                      ==========================

The change in valuation allowance amounted to approximately $1,120,000 and $1,174,000, respectively, for the years ended December 31, 1994 and 1995.

Changes in stock ownership (see Note 3) may result in a limitation on the annual utilization of U.S. net operating loss carryforwards.

5. Commitments and Contingencies

The Company subleases its office space at its facilities in New York and Stockholm, Sweden. During 1995, the Company entered into a new lease for office space in Lund, Sweden. Rent expense for years ended December 31, 1994, 1995 and 1996 was approximately $58,000, $50,000 and $80,000, respectively. In March 1996, the Company entered into a lease for additional space in Boston.

The minimum annual rent commitments for the above leases are as follows:

                        1997                $  134,000
                        1998                   123,000
                        1999                   109,000
                        2000                    69,000
                                          -------------
                                            $  435,000
                                          =============

                                  OXiGENE, Inc.
                          (A development stage company)

             Notes to Consolidated Financial Statements (continued)


5. Commitments and Contingencies (continued)

In connection with the merger with Bio-Screen, Inc. (see Note 3), the Company obtained a license agreement to patent rights to a certain product. The agreement requires the Company to pay royalties, as defined, based on revenues received by the Company in respect to the specified product. The license expires in October 2011. To date, the product has not been commercially developed.

From time-to-time the Company may be a party to litigation arising out of the normal course of its business. The Company has and will continue to vigorously defend the actions and claims against it. In the opinion of management, these claims are either without merit or, based in part on opinions from legal counsel, will not have a material adverse effect on the Company's financial position.

6. Related Party Transactions

In September 1991, the Company entered into an agreement with CATO Research, Ltd. ("CATO"), a North Carolina corporation, which is majority-owned by Dr. Cato, a consultant to the Company's Scientific Advisory Board, pursuant to which CATO performs preclinical and clinical planning, development and regulatory services in connection with the Company's efforts to obtain FDA approval for its technology. CATO is compensated by the Company on an hourly basis for services actually rendered. For the years ended December 31, 1994, 1995 and 1996, the Company incurred costs under this agreement totaling $608,337, $739,994 and $318,210 , respectively.

The Company has consulting agreements with certain organizations whose principal stockholders are officers of the Company. Consulting fees paid to such organizations amounted to approximately $72,000 and $336,000 for the years ended December 31, 1995 and 1996.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements (continued)

7. Foreign Operations

Summary financial information for assets, liabilities at December 31, 1995 and 1996 and expenses for the years ended December 31, 1995 and 1996 related to foreign operations are as follows:

                                         December
                                  1995             1996
                            ---------------- ------------------

Assets                          $240,000         $40,414,000
Liabilities                      178,000             478,000
Expenses                       1,853,000           4,208,000
Net loss                       1,835,000           4,162,000

Foreign exchange gains for the years ended December 31, 1995 and1996 were not significant.