Form 10-Q
period 1997-03-31
OXIGENE INC
filed 1997-05-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended March 31, 1997

                                  OR


    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______ to ______

                         Commission File Number 0-21990


                                  OXiGENE, INC.
             (Exact name of Registrant as specified in its charter)

                               DELAWARE 13-3679168
  (State or other jurisdiction of incorporation or organization) (IRS Employer
                              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, there were 9.331,091 shares of the Registrant's Common Stock issued and outstanding.

600690.1
                                       -1-

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



                                 INDEX PAGE NO.

PART I.        FINANCIAL INFORMATION
      Item 1.  Financial Statements                                          1
               Consolidated Balance Sheets                                   2
               Consolidated Statement of Operations                          3
                            Consolidated Statements of Cash Flows            4
               Notes to Consolidated Financial                               5
               Statements
      Item 2.  Management's Discussion and Analysis                          7
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION                                            10
      Item 1.  Legal Proceedings                                            10
      Item 2.  Changes in Securities                                        10
      Item 3.  Defaults Upon Senior Securities                              10
      Item 4.  Submission of Matters to a Vote of                           10
               Securityholders
      Item 5.  Other Information                                            10
      Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                  11




600690.1
                                       -2-

                    PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and March 31, 1996, and the cash flows for the three month periods ended March 31, 1997 and March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.


600690.1
                                       -3-


                                                         OxiGENE, Inc.
                                                 (A development stage company)
                                             Condensed Consolidated Balance Sheets
                                                   (All amounts in thousands)


                                                        March 31, 1997   December 31, 1996
                                                    ------------------   -----------------
                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                   42,741              40,517
   Prepaid expenses                                               207                 195
   Interest receivable                                            156                 280
   Other                                                           42                  77
                                                    ------------------   ----------------
Total current assets                                           43,146              41,069

   Furniture, fixtures and equipment, at cost                     148                 143
   Accumulated depreciation                                       (57)               (53)
                                                    ------------------   ----------------
Net property and equipment                                         91                 90

Deposits                                                           80                 10
                                                    ------------------  -----------------

Total Assets                                                   43,317             41,169
                                                    ==================  =================



Liabilities and stockholders' equity
Current Liabilities:
   Accounts payable and accrued expenses                          722                 231
   Other payables                                                 707                 419
                                                    ------------------  -------------------------
Total current liabilities                                       1,429                 650

Stockholders' equity
   Common stock $0.01 par value:
     Authorized shares - 60,000,000 shares
     Issued and outstanding
     9,331,091 at March 31, 1997
     9,052,343 at December 31, 1996                                93                  90
   Additional paid-in capital                                  60,923              57,674
   Deficit accumulated during the development stage           (19,034)            (17,358)
   Foreign currency translation adjustment                        (94)                113
                                                    ------------------  -------------------------
Total stockholders' equity                                       41,888            40,519
                                                    ------------------  -------------------------

Total liabilities and stockholders' equity                       43,317            41,169
                                                    ==================  =========================

          The accompanying notes are an integral part of this statement

600690.1
                                       -4-


                                                         OxiGENE, Inc.
                                                 (A development stage company)
                                        Condensed Consolidated Statements of Operations
                                       (All amounts in thousands, except per share data)
                                                          (Unaudited)


                                                                                       Period from
                                                                                 February 22, 1988
                                                                                       (Inception)
                                                        Three months ended                 through
                                                                  March 31,              March 31,
                                                    1997              1996                    1997
                                            ------------    --------------  ----------------------

Revenue
Interest income                                      531               129                   1,962
Research income                                                                                 31
                                            ------------    --------------  ----------------------
Total revenue                                        531               129                   1,993


Operating expenses
Research and development:                          1,732             1,229                  13,624
General and administrative                           475               413                   7,403
                                            ------------    --------------  ----------------------
Total operating expenses                           2,207             1,642                  21,027
                                            ------------    --------------  ----------------------


Net loss                                          (1,676)           (1,513)               (19,034)
                                            ============    ==============  ======================


Net loss per common share                          (0.18)            (0.22)


Weighted average number of
common shares outstanding                          9,180             6,881












          The accompanying notes are an integral part of this statement

600690.1
                                       -5-


                                                         OxiGENE, Inc.
                                                 (A development stage company)
                                        Condensed Consolidated Statements of Cash Flows
                                                   (All amounts in thousands)
                                                          (Unaudited)


                                                                                                         Period from
                                                                                                   February 22, 1988
                                                                                                         (Inception)
                                                                           Three months ended                through
                                                                                   March 31,               March 31,
                                                                        1997            1996                    1997
                                                             --------------- ---------------  ----------------------

Operating activities
Net Loss                                                             (1,676)         (1,513)                (19,034)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                            7              3                       68
   Compensation related to issuance of warrants,
   options and stock appreciation rights                                 544            591                    2,250
   Other                                                                                                          21
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                          292             40                     (259)
      Accounts payable and accrued expenses                              668            223                    1,291
                                                             --------------- ---------------  ----------------------

Net cash used in operating activities                                  (165)           (656)                 (15,663)


Financing activities
Proceeds from issuance of common stock and capital                     2,708            283                   58,768
contributions
                                                             --------------- ---------------  ----------------------

Net cash provided by financing activities                              2,708            283                   58,768


Investing activities
Purchases of securities available-for-sale                                                                    (3,368)
Proceeds from sale of securities available-for-sale                                     502                    3,356
Deposits                                                                 (70)                                    (80)
Purchase of furniture, fixture and equipment                             (16)            (4)                    (178)
                                                              --------------- ---------------  ----------------------

Net cash used in investing activities                                    (86)           498                     (270)

Effect of exchange rate on changes in cash                              (233)            (3)                     (94)
                                                              --------------- ---------------  ----------------------

Net increase in cash and cash equivalents                              2,224            122                   42,741
Cash and cash equivalents at beginning of period                      40,517         10,407
                                                              --------------- ---------------  ----------------------

Cash and cash equivalents at end of period                            42,741          10,529                   42,741
                                                              =============== ===============  ======================


          The accompanying notes are an integral part of this statement

600690.1
                                       -6-

                                  OxiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Cash and Cash Equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Net Loss Per Share

         Net loss per share is based upon the Company's aggregate net loss divided by the weighted average number of shares of Common Stock outstanding during the respective periods. All options and warrants were antidilutive and, accordingly, have been excluded from the calculation of weighted average shares.

         In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for caluclating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 will not have a materials impact on the Company's net loss per share for the three months ended March 31, 1997 and 1996.

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary OXiGENE Europe AB. Intercompany balances and transactions have been eliminated.



600690.1
                                       -7-

Reclassification

         Certain 1996 amounts have been reclassified to conform to the current period's presentation.


2. Stockholder's Equity

         During the three-month period ended March 31, 1997, the Company issued 278,748 shares of Common Stock upon exercise of previously granted options, warrants and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $2.7 million.

         During the three-month period ended March 31, 1997, the Company recorded a charge for financial reporting purposes of approximately $0.5 million because the market value of the Company's Common Stock exceeded the exercise prices of the SARs granted by the Company. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was credited to additional paid-in capital.


600690.1
                                       -8-

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations


Description of Business

         OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $19.0 million for the period from its inception through March 31, 1997. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of March 31, 1997, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations - Three Months Ended March 31, 1997 and 1996

         During the three-month periods ended March 31, 1997 and 1996, the Company had no revenues, except for approximately $0.5 million and $0.1 million of interest income, respectively. The increase in interest income is attributable primarily to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange ("SSE"), which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the first quarter of 1997. See "--Liquidity and Capital Resources." Operating expenses for those periods were approximately $2.2 million and $1.6 million, respectively. Research and development expenses for the three-month period ended March 31, 1997 increased to approximately $1.7 million from approximately $1.2 million for the comparable 1996 period. Research and development expenses include a charge for financial reporting purposes of approximately $0.5 million and $0.6 million for the three-month period ended March 31, 1997 and 1996, respectively. This charge was recorded because the market value per share of Common Stock on March 31, 1997 ($32.00) exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $0.6 million compared to the comparable 1996 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General

600690.1
                                       -9-
and administrative expenses for the three-month period ended March 31, 1997 increased to approximately $0.5 million from approximately $0.4 million for the comparable 1996 period. The increase in general and administrative expenses is primarily attributable to an increase in the Company's activities, mostly in Sweden.


Liquidity and Capital Resources

             OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of March 31, 1997, had a deficit during the development stage of approximately $19.0 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

             The Company had cash and cash equivalents of approximately $42.7 million at March 31, 1997, compared to approximately $40.5 million at December 31, 1996. The increase in cash and cash equivalents in the first quarter is primarily attributable to the issuance, upon exercise of outstanding options, warrants and SARs, of 278,748 shares of Common Stock, with proceeds to the Company of approximately $2.7 million. A portion of these proceeds was used to finance operations during the three months ended March 31, 1997.


600690.1
                                      -10-

             OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small executive offices in New York and in Lund, Sweden, and recently established an office in Stockholm, Sweden. In May 1997, the Company will open a research and clinical trial coordination center in Boston, Massachusetts. The Company contracts with Cato Research, Ltd., Durham, North Carolina, for the coordination of the Company's clinical trials and retention of its clinical files. The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. Further, in May 1996, in collaboration with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), the Company established a large-scale synthesis of Oxi-104, a new chemical compound under preclinical testing by the Company, in accordance with current U.S. Good Laboratory Practice Standards. Through March 31, 1997, the Company has paid ILEX approximately $1.1 million, of which approximately $0.2 was paid in the three-month period ended March 31, 1997. As research and development with respect to Oxi-104 continues, the Company expects that the amounts payable to ILEX from time to time will increase significantly.

             The Company anticipates that its cash and cash equivalents as of March 31, 1997 should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 1997.


Tax Matters

             As of December 31, 1996, the Company had, for Federal income tax purposes, net operating loss carryforwards of approximately $23.0 million. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of the Company's stock of more than 50% (within the meaning of the Internal Revenue Code) occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership and it is possible that such a change in ownership may be deemed to have occurred following the Company's initial public offering (completed in October, 1993), private placement (completed in July 1995) and/or secondary offering (completed in November 1996).



600690.1
                                      -11-

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

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

          The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

          27.1   Financial Data Schedule

          (b)    Reports on Form 8-K.

                 No reports on Form 8-K were filed during the first quarter of 1997.


600690.1
                                      -12-

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OXiGENE, INC.



Date:  May 13, 1997                --------------------------------------
       ------------------          Bo Haglund
                                   Chief Financial Officer


600690.1
                                      -13-

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended March 31, 1997

                                    Exhibits



Exhibit
Number                                            Description
-------                                           -----------

27.1              Financial data schedule.

600690.1
                                      -14-