Form 10-Q
period 1997-06-30
OXIGENE INC
filed 1997-08-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended June 30, 1997
                                 OR


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1997, there were 9,912,105 shares of the Registrant's Common Stock issued and outstanding.

                                  OXiGENE, INC.

     This Quarterly Report on Form 10-Q contains historical information and forward- looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in the Company's Annual Report on Form 10-K, as well as the other information contained in the Company's filings with the Securities and Exchange Commission during the past 12 months.


                            INDEX                            PAGE NO.

PART I.     FINANCIAL INFORMATION                                1

  Item 1.   Financial Statements                                 1

            Consolidated Balance Sheets                          2

            Consolidated Statement of Operations                 3

            Consolidated Statements of Cash Flows                4

            Notes to Consolidated Financial Statements           5

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7

PART II.                  OTHER INFORMATION                      10

  Item 1.   Legal Proceedings                                    10

  Item 2.   Changes in Securities                                10

  Item 3.   Defaults Upon Senior Securities                      10

  Item 4.   Submission of Matters to a Vote of
              Securityholders                                    10

  Item 5.   Other Information                                    10

  Item 6.   Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                       11

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of June 30, 1997 and December 31, 1996, the results of operations for the three-month and six-month periods ended June 30, 1997 and June 30, 1996, and the cash flows for the six month periods ended June 30, 1997 and June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXiGENE, INC.
                         (A development stage company)
                     Condensed Consolidated Balance Sheets
                           (All amounts in thousands)





                                             June 30, 1997  December 31, 1996
                                         =================  =================
                                            (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                        42,206            40,517
   Prepaid expenses                                    397               195
   Interest receivable                                 420               280
   Other                                                57                77
                                         -----------------  ----------------
Total current assets                                43,080            41,069

   Furniture, fixtures and equipment,
     at cost                                           218               143
   Accumulated depreciation                            (70)              (53)
                                         -----------------  ----------------
Net property and equipment                             148                90

Deposits                                                80                10
                                         -----------------  ----------------

Total assets                                        43,308            41,169
                                         =================  ================

Liabilities and stockholders' equity
Current Liabilities:
     Accounts payable and accrued expenses             893               231
     Other payables                                     22               419
                                         -----------------  ----------------
Total current liabilities                              915               650

Stockholders' equity
    Common stock $0.01 par value:
     Authorized shares - 60,000,000 shares
     Issued and outstanding
     9,912,105 at June 30, 1997
     9,052,343 at December 31, 1996                     99                90
   Additional paid-in capital                       63,848            57,674
   Deficit accumulated during the
     development stage                             (21,462)          (17,358)
   Foreign currency translation adjustment             (92)              113
                                         -----------------  ----------------
Total stockholders' equity                          42,393            40,519
                                         -----------------  ----------------
Total liabilities and stockholders' equity           43,308            41,169
                                         =================  ================





         The accompanying notes are an integral part of this statement

                                  OXiGENE, INC.
                         (A development stage company)
                     Condensed Consolidated Statement of Operations
                (All amounts in thousands, except per share data)
                                  (unaudited)



                                                                    Period from
                                                              February 22, 1988
                         Three months ended  Six months ended       (Inception)
                                   June 30,          June 30,           through
                              1997     1996     1997     1996     June 30, 1997
                           =======  =======  =======  =======  ================

Revenue
Interest income                552      125    1,083      254             2,514
Research                                                                     31
                           -------  -------  -------  -------           -------

Total revenue                  552      125    1,083      254             2,545

Operating expenses
Research and development     2,368    1,460    4,100    2,689            15,993
General and administrative     611      563    1,086      976             8,014
                           -------  -------  -------  -------           -------
Total operating expenses     2,979    2,023    5,186    3,665            24,007
                           -------  -------  -------  -------           -------

Net loss                   (2,427)  (1,898)  (4,103)   (3,411)          (21,462)
                           =======  =======  =======  ========          =======

Net loss per common
  share                     (0.25)   (0.27)   (0.43)   (0.49)

Weighted average number
  of common shares
  outstanding               9,760    6,971    9,470    6,971




         The accompanying notes are an integral part of this statement

                                 OXiGENE, Inc.
                         (A development stage company)
                Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                  (Unaudited)


                                                                    Period from
                                                               February 22, 1988
                                              Six Months ended      (Inception)
                                                  June 30,            through
                                               1997     1996      June 30, 1997
                                              -------  -------    -------------

Operating activities
Net Loss                                      (4,103)   (3,411)       (21,462)
Adjustment to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                 21         6             82
     Compensation related to issuance of
       warrants, options and stock
       appreciation rights                       711     1,008          2,417
     Other                                                                 21
     Changes in operating assets and
         liabilities:
       Prepaid expenses and other current
         assets                                 (188)       93           (740)
       Accounts payable and accrued expenses     167       375            793
                                              ------    ------         ------

Net cash used in operating activities         (3,392)   (1,929)       (18,889)

Financing activities
Proceeds frodm issuance of common stock
  and capital contribution                     5,471     1,763         61,530
                                              ------    ------         ------

Net cash provided by financing activities      5,471     1,763         61,530

Investing activities
Purchases of securities available-for-sale                             (3,368)
Proceeds from sale of securities
  available-for-sale                                       502          3,356
Deposits                                         (70)                     (80)
Purchase of furniture, fixture and equipment     (88)      (11)          (250)
                                              ------    ------         ------
Net cash used in investing activities           (158)      491           (342)

Effect of exchange rate on changes in cash      (232)      (22)           (93)
                                              ------    ------         -------
Net increase in cash and cash equivalents      1,689       303         42,206
Cash and cash equivalents at beginning
  of period                                   40,517    10,407
                                              ------    ------         ------

Cash and cash equivalents at end of period    42,206    10,710         42,206
                                              ======    ======         ======





         The accompanying notes are an integral part of this statement

                                 OXiGENE, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.   Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 will not have a material impact on the Company's net loss per share for the six months ended June 30, 1997 and 1996.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary OXiGENE Europe AB. Intercompany balances and transactions have been eliminated.

Reclassification

     Certain 1996 amounts have been reclassified to conform to the current period's presentation.

2.   Stockholder's Equity

     During the six-month period ended June 30, 1997, the Company issued 859,762 shares of Common Stock upon exercise of previously granted warrants, options and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $5.5 million.

     During the six-month period ended June 30, 1997, the Company recorded a charge for financial reporting purposes of approximately $0.7 million because the market value of the Company's Common Stock exceeded the exercise prices of SARs granted by the Company. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was credited to additional paid-in capital.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Description of Business

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $21.5 million for the period from its inception through June 30, 1997. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of June 30, 1997, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations - Six Months Ended June 30, 1997 and 1996

     During the six-month periods ended June 30, 1997 and 1996, the Company had no revenues, except for approximately $1.1 million and $0.3 million of interest income, respectively. The increase in interest income is attributable primarily to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange, which was completed in November 1996, as well as cash received upon exercise of options and warrants in the first six month of 1997. See "--Liquidity and Capital Resources." Operating expenses for those periods were approximately $5.2 million and $3.7 million, respectively. Research and development expenses for the six-month period ended June 30, 1997 increased to approximately $4.1 million from approximately $2.7 million for the comparable 1996 period. Research and development expenses include a charge for financial reporting purposes of approximately $0.7 million and $1.0 million for the six-month period ended June 30, 1997 and 1996, respectively. This charge was recorded because the market value per share of Common Stock on June 30, 1997 ($34.75) exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $1.7 million compared to the comparable 1996 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the six-month period ended June 30, 1997 increased to approximately $1.1 million from approximately $1.0 million for the comparable 1996 period. The increase in general and administrative expenses is primarily attributable to an increase in the Company's activities, mostly in Sweden.

Liquidity and Capital Resources

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of June 30, 1997, had a deficit during the development stage of approximately $21.5 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

     The Company had cash and cash equivalents of approximately $42.2 million at June 30, 1997, compared to approximately $40.5 million at December 31, 1996. The increase in cash and cash equivalents in the first six months of 1997 is primarily attributable to the issuance, upon exercise of outstanding options and warrants, of 859,762 shares of Common Stock, with proceeds to the Company of approximately $5.5 million. A portion of these proceeds was used to finance operations during the six months ended June 30, 1997.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small executive offices in New York and in Lund, Sweden, and recently established an office in Stockholm, Sweden. In addition, in May 1997, the Company opened a research and clinical trial coordination center in Boston, Massachusetts. The Company contracts with Cato Research, Ltd., Durham, North Carolina, for the coordination of the Company's clinical trials and retention of its clinical files. The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. Further, in May 1996, in collaboration with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), the Company established a large-scale synthesis of Oxi-104, a new chemical compound that is expected to enter into clinical testing in the third quarter of 1997, in accordance with current U.S. Good Laboratory Practice Standards. Through June 30, 1997, the Company has paid ILEX approximately $1.6 million, of which approximately $0.7 was paid in the six-month period ended June 30 1997. As research and development and clinical testing with respect to Oxi-104 continues, the Company expects that the amounts payable to ILEX from time to time will increase significantly.

     The Company anticipates that its cash and cash equivalents as of June 30, 1997 should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 1997.

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

     None.


Item 3.  Defaults upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 30, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting") in Stockholm, Sweden. At the Meeting, all nominees for director, Professor Marvin Caruthers, Michael Ionata, Dr. Bjorn Nordenvall, Dr. Ronald W. Pero and Dr. Claus Moller, were elected. There were 7,940,816 (or approximately 99.4%) votes cast in favor, and 46,900 (or approximately 0.5%) votes cast against the election of each of the aforementioned nominees for director.

     The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997, with 7,987,041 votes (or approximately 100.0%) cast in favor, 600 votes against, and 75 abstentions.

     No other proposal were submitted to the Company's stockholders for approval at the Meeting.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OXiGENE, INC.


Date:  August 12, 1997             /s/ Bo Haglund
                                   -----------------------------
                                   Bo Haglund
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended June 30, 1996

                                    Exhibits



Exhibit
Number         Description
-------        -----------


27.1           Financial data schedule.