Form 10-Q
period 1997-09-30
OXIGENE INC
filed 1997-11-13
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1997, there were 10,080,609 shares of the Registrant's Common Stock issued and outstanding.

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


====================== ========================================================================= ===================
                                                        INDEX                                         PAGE NO.

====================== ========================================================================= ===================
PART I.                FINANCIAL INFORMATION                                                             1

====================== ========================================================================= ===================
  Item 1.              Financial Statements                                                              1

====================== ========================================================================= ===================
                       Condensed Consolidated Balance Sheets                                             2

====================== ========================================================================= ===================
                       Condensed Consolidated Statement of Operations                                    3

====================== ========================================================================= ===================
                       Condensed Consolidated Statements of Cash Flows                                   4

====================== ========================================================================= ===================
                       Notes to Condensed Consolidated Financial Statements                              5

====================== ========================================================================= ===================
  Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     7
====================== ========================================================================= ===================

PART II.                                          OTHER INFORMATION                                      10

====================== ========================================================================= ===================
  Item 1.              Legal Proceedings                                                                 10

====================== ========================================================================= ===================
  Item 2.              Changes in Securities                                                             10

====================== ========================================================================= ===================
  Item 3.              Defaults Upon Senior Securities                                                   10

====================== ========================================================================= ===================
  Item 4.              Submission of Matters to a Vote of Securityholders                                10

====================== ========================================================================= ===================
  Item 5.              Other Information                                                                 10

====================== ========================================================================= ===================
  Item 6.              Exhibits and Reports on Form 8-K                                                  10

====================== ========================================================================= ===================

SIGNATURES                                                                                               11
====================== ========================================================================= ===================

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of September 30, 1997 and December 31, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996, and the cash flows for the nine-month periods ended September 30, 1997 and September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                 OXiGENE, INC.
                         (A development stage company)
                     Condensed Consolidated Balance Sheets
                           (All amounts in thousands)



                                                                  September 30, 1997         December 31, 1996
                                                              ------------------------- -------------------------
                                                                           (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                    42,162                    40,517
   Prepaid expenses                                                                404                       195
   Interest receivable                                                             566                       280
   Other                                                                            73                        77
                                                              ------------------------- -------------------------
Total current assets                                                            43,205                    41,069

   Furniture, fixtures and equipment, at cost                                      299                       143
   Accumulated depreciation                                                        (93)                      (53)
                                                              ------------------------- -------------------------
Net property and equipment                                                         206                        90

Deposits                                                                            80                        10
                                                              ------------------------- -------------------------

Total Assets                                                                    43,491                    41,169
                                                              ========================= =========================


Liabilities and stockholders' equity
 Current Liabilities:
   Accounts payable and accrued expenses                                         1,214                       231
   Other payables                                                                   25                       419
                                                              ------------------------- -------------------------
Total current liabilities                                                        1,239                       650

Stockholders' equity
 Common stock $0.01 par value:
     Authorized shares - 60,000,000 shares
     Issued and outstanding
     10,080,609 at September 30, 1997
     9,052,343 at December 31, 1996                                                101                        90
   Additional paid-in capital                                                   65,265                    57,674
   Deficit accumulated during the development stage                            (23,024)                  (17,358)
   Foreign currency translation adjustment                                         (90)                      113
                                                              ------------------------- -------------------------
Total stockholders' equity                                                      42,252                    40,519
                                                              ------------------------- -------------------------

Total liabilities and stockholders' equity                                      43,491                    41,169
                                                              ========================= =========================

         The accompanying notes are an integral part of this statement

                                 OXiGENE, INC.
                         (A development stage company)
                     Condensed Consolidated Statements of Operations
                (All amounts in thousands except per share data)
                                  (Unaudited)


                                                                                                      Period from
                                                                                                February 22, 1988
                                                                                                      (Inception)
                                              Three months ended       Nine months ended                  through
                                                 September 30,            September 30,             September 30,
                                              1997         1996         1997        1996                     1997
                                        ----------- ------------ ------------ ----------- ------------------------

Revenue
Interest income                                576          118        1,659         371                    3,090
Research                                                                                                       31
                                        ----------- ------------ ------------ ----------- ------------------------
Total revenue                                  576          118        1,659         371                    3,121

Operating expenses
Research and development                     1,578          821        5,678       3,510                   17,570
General and administrative                     561          494        1,647       1,470                    8,575
                                        ----------- ------------ ------------ ----------- ------------------------
Total operating expenses                     2,139        1,315        7,325       4,980                   26,145
                                        ----------- ------------ ------------ ----------- ------------------------


Net loss                                    (1,563)      (1,197)      (5,666)     (4,609)                 (23,024)
                                        =========== ============ ============ =========== ========================


Net loss per common share                    (0.16)       (0.16)       (0.59)      (0.65)



Weighted average number of
common shares outstanding                   10,006        7,480        9,648       7,141

         The accompanying notes are an integral part of this statement

                                 OXiGENE, INC.
                         (A development stage company)
                     Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                  (Unaudited)

                                                                                                         Period from
                                                                                                   February 22, 1988
                                                                                                         (Inception)
                                                                          Nine months ended                  through
                                                                            September 30,              September 30,
                                                                           1997        1996                     1997
                                                                    ------------ ----------- ------------------------

Operating activities
Net Loss                                                                 (5,666)     (4,609)                 (23,024)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                              43          12                      104
   Compensation related to issuance of warrants,
   options and stock appreciation rights                                    255       1,001                    1,961
   Other                                                                                                          21
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                            (502)        (29)                  (1,054)
      Accounts payable and accrued expenses                                 630          58                    1,253
                                                                    ------------ ----------- ------------------------

Net cash used in operating activities                                    (5,240)     (3,567)                 (20,739)


Financing activities
Proceeds from issuance of common stock
and capital contribution                                                  7,347       5,136                   63,407
                                                                    ------------ ----------- ------------------------

Net cash provided by financing activities                                 7,347       5,136                   63,407


Investing activities
Purchases of securities available-for-sale                                                                    (3,368)
Proceeds from sale of securities available-for-sale                                     502                    3,356
Deposits                                                                    (70)                                 (80)
Purchase of furniture, fixture and equipment                               (166)        (41)                    (327)
                                                                    ------------ ----------- ------------------------

Net cash used in investing activities                                      (236)        461                     (419)

Effect of exchange rate on changes in cash                                 (226)        (10)                     (87)
                                                                    ------------ ----------- ------------------------

Net increase in cash and cash equivalents                                 1,645       2,020                   42,162
Cash and cash equivalents at beginning of period                         40,517      10,407
                                                                    ------------ ----------- ------------------------

Cash and cash equivalents at end of period                               42,162      12,427                   42,162
                                                                    ============ =========== ========================

         The accompanying notes are an integral part of this statement

                                  OXiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 will not have a materials impact on the Company's net loss per share for the three and nine months ended September 30, 1997 and 1996.

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Swedish subsidiary, OXiGENE Europe AB. Intercompany balances and transactions have been eliminated.

Reclassification

         Certain 1996 amounts have been reclassified to conform to the current period's presentation.

2.  Stockholder's Equity

         During the nine months ended September 30, 1997, the Company issued 1,028,266 shares of Common Stock upon exercise of previously granted warrants, options and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $7.3 million.

         During the nine months ended September 30, 1997, the Company recorded a charge for financial reporting purposes of approximately $0.3 million because the market value of the Company's Common Stock exceeded the exercise prices of SARs issued by the Company. Because SARs are satisfied, upon exercise, only by the distribution of shares of Common Stock, the charge was credited to additional paid-in capital.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Description of Business

             OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $23.0 million for the period from its inception through September 30, 1997. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of September 30, 1997, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations - Nine Months Ended September 30, 1997 and 1996

             During the nine-month periods ended September 30, 1997 and 1996, the Company had no revenues, except for approximately $1.7 million and $0.4 million of interest income, respectively. The increase in interest income is attributable primarily to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange (the "SSE Offering"), which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the first nine months of 1997. See "--Liquidity and Capital Resources." Operating expenses for those periods were approximately $7.3 million and $5.0 million, respectively. Research and development expenses for the nine-month period ended September 30, 1997 increased to approximately $5.7 million from approximately $3.5 million for the comparable 1996 period. The research and development expenses included a charge for financial reporting purposes of approximately $0.3 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively. This charge was recorded because the market value per share of Common Stock on September 30, 1997 ($27.25) exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $2.9 million compared to the comparable 1996 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine-month period ended September 30, 1997 increased to approximately $1.6 million from approximately $1.5 million for the comparable 1996 period. The increase in general and administrative expenses is primarily attributable to an overall increase in the Company's activities.

Liquidity and Capital Resources

             OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 1997, had a deficit during the development stage of approximately $23.0 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

             The Company had cash and cash equivalents of approximately $42.2 million at September 30, 1997, compared to approximately $40.5 million at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to the issuance, upon exercise of outstanding options, warrants and SARs, of 1,028,266 shares of Common Stock, with proceeds to the Company of approximately $7.3 million. A portion of these proceeds was used to finance operations during the nine-month period ended September 30, 1997.

             OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains offices in New York, New York and Lund, Sweden, both of which are subleased, an office in Stockholm, Sweden, and recently established an office in Boston, Massachusetts. The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. Further, in May 1996, in collaboration with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), the Company established a large-scale synthesis of Oxi-104, a new chemical compound under preclinical testing by the Company, in accordance with current U.S. Good Laboratory Practice Standards. Through September 30, 1997, the Company has paid ILEX approximately $2.0 million. As the research and development with respect to Oxi-104 continues, the Company expects that the amounts payable to ILEX from time to time will increase significantly.

             The Company anticipates that its cash and cash equivalents as of September 30, 1997, should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 1997.

Tax Matters

             As of December 31, 1996, the Company had, for Federal income tax purposes, net operating loss carryforwards of approximately $23.0 million. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of the Company's stock of more than 50% (within the meaning of the Internal Revenue Code) occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership and it is possible that such a change in ownership may be deemed to have occurred following the Company's initial public offering, which was completed in October, 1993, the private placement of 1,666,700 shares of Common Stock, which was completed in July 1995, or the SSE Offering, which was completed in November 1996.

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

         None.


Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  OXiGENE, INC.



Date:  November 12, 1997                               /s/ Bo Haglund
     ---------------------------------------         ----------------
                                                     Bo Haglund
                                                     Chief Financial Officer

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                 for the Fiscal Quarter Ended September 30, 1997

                                    Exhibits



Exhibit
Number                                               Description


27.1     Financial data schedule.