Form 10-K
period 1997-12-31
OXIGENE INC
filed 1998-04-15
CIK 908259

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-21990


                                  OXiGENE, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


           Delaware                                         13-3679168
---------------------------------                -------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                               number)

                  One Copley Place, Suite 602, Boston, MA 02116
                    (Address of principal executive offices)

                                 (617) 536-9500
                     (Telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                  Warrant to purchase one share of Common Stock
                               Title of Each Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant as of March 19, 1998 was $160,791,403, based on the closing price of $17.125 on that date.

As of March 19, 1998, the aggregate number of outstanding shares of Common Stock of the registrant was 10,195,765 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on June 5, 1998, is incorporated by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

SAFE HARBOR FOR FORWARDLOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Annual Report on Form 10-K ("Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes may cause such differences are discussed in the "Risk Factors" section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report.


                                     PART I

1.  BUSINESS.

Introduction

     OXiGENE, Inc. ("OXiGENE" or the "Company") is engaged primarily in research into and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. The Company's proprietary technology involves the inhibition, measurement and stimulation of the cellular DNA repair process. Since 1997, the Company, through collaborative arrangements, has also been engaged in the development of two new classes of compounds that will be clinically tested as a direct treatment of cancer.

     OXiGENE's principal products, Neu-Sensamide(TM) and Oxi-104 (proposed generic name declopramide), are sensitizers, drugs that make a tumor more susceptible to damage by radiation or chemotherapy. Both products are based on the Company's proprietary knowledge of the processes by which certain enzymes repair damaged DNA sites, a function essential to a cell's survival. The cell's enzymes that normally repair DNA damage to the tumor cell counter the cytotoxic (cell-killing) effects of radiation and chemotherapy by repairing the tumor cell's DNA that has been damaged by either of those therapies. When administered in accordance with its prescribed regimen, the Company believes, on the basis of its clinical studies, that Neu-Sensamide(TM) should make cancerous tumor cells more sensitive to radiation by inhibiting DNA repair activity, consequently increasing tumor damage from radiation therapy in those cells. Accordingly, the Company expects that patient response to radiation therapy should be improved and may result in increased tumor shrinkage, reduced side effects, or both. Based on the results of preclinical animal studies, OXiGENE believes that Oxi-104 alone may induce tumor growth-inhibiting and tumor-killing effects.

     Neu-Sensamide(TM) is a proprietary reformulation of Sensamide,(TM) a prototype drug in which metoclopramide is the active ingredient. In September 1997, the Company announced the first preliminary results of its European, randomized, controlled Phase II/III clinical trial of Sensamide(TM) in combination with radiation therapy in 218 patients with inoperable non-small cell lung cancer ("NSCLC"), which indicated an increased median survival time for those patients who received a full dosage of Sensamide(TM) plus radiation. In March 1998, the Company supplemented those preliminary results with tumor response data. The additional study data indicate that more patients with squamous cell carcinoma (the most common form of lung cancer) and a Karnofsky score (a benchmark for assessing the degree of illness in terminally ill patients) of 90 or higher, when receiving Sensamide(TM) plus radiation, experienced tumor response. Forty-seven (47%) of those patients experienced complete or partial (complete is 100% and partial is 50% or greater) tumor response, compared to 30% for patients who received radiation only. A significant number of patients did not complete the Sensamide(TM) treatment because of either the Central Nervous System (CNS) side effects associated with metoclopramide (approximately 25%) or the progressive deterioration of their health (approximately 20%). These CNS side effects (sedation, anxiety, restlessness and depression), however, are reversible, have been well documented in the clinical literature for more than 30 years, and were not unexpected by the Company. The Company believes those results constitute sufficient proof of the theory underlying its principal scientific concept to provide a basis for it to continue advanced clinical studies with respect to its later generation drugs, which, the Company believes, have reduced side effects from those experienced with Sensamide(TM) (as described above).

     In the fourth quarter of 1996, OXiGENE commenced an additional randomized, controlled Phase III clinical trial in 226 patients with NSCLC using Neu-Sensamide(TM), the Company's second-generation sensitizer drug. Based on preliminary preclinical studies and a Phase I clinical trial, the Company believes that Neu-Sensamide(TM) will show a reduced CNS side effect profile compared to Sensamide,(TM) resulting in an increase of the number of patients completing treatment. The Company intends to use the results of the
Sensamide(TM) study to support a New Drug Application ("NDA") for Neu-Sensamide(TM) as a radiation sensitizer for the treatment of patients with NSCLC.

     In the fourth quarter of 1997, a 15-patient, open-label, Phase I study of Neu-Sensamide(TM) in patients with glioblastoma, a highly malignant form of brain cancer, commenced in the United States. The European Phase I/II counterpart of this study was initiated in Sweden in the second quarter of 1996.

     After the filing of an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA") in March 1997, the Company commenced Phase I/II clinical tests of Oxi-104, the Company's third generation sensitizer, in combination with 5-FU and Cisplatin (chemotherapeutic agents) in patients with advanced stages of cancer. This study is the first in which the Company utilizes its compounds in combination with chemotherapeutic agents, as distinguished from radiation. Oxi-104 is an N-substituted benzamide but, unlike Sensamide(TM) and Neu-Sensamide,(TM) it is not based on metoclopramide (which is a different compound in the chemical family of N-substituted benzamides). Oxi-104 has been designed with a molecular structure that, the Company believes, may reduce adverse side effects in patents while maintaining the sensitizing properties of other N-substituted benzamides.

     The first of the Company's products being developed, under a collaborative arrangement, as a direct treatment of cancer is Cordycepin. A Phase I clinical study of Cordycepin in combination with Pentostatin in patients with refractory TdT-positive acute lymphoid leukemia started in the first quarter of 1997, in collaboration with Boston Medical Center Corporation, an affiliate of Boston University Medical Center ("BMC"), and the National Cancer Institute. The collaboration with BMC was expanded with the appointment of Dr. Ronald Pero, OXiGENE's Chief Scientific Officer, as a professor and member of BMC's scientific staff and the creation of an OXiGENE-sponsored research facility that will conduct research into, among other things, the potential therapeutic synergies between N-substituted benzamides and Cordycepin and related compounds. OXiGENE has an option to acquire an exclusive, world-wide, royalty-bearing license with respect to any invention or product, including Cordycepin, conceived in the course of work performed under the BMC agreement.

     In  May  1997,  OXiGENE  entered  into  an  agreement  with  Arizona  State
University ("ASU") to develop and test certain Combretastatin compounds, including Combretastatin (hereinafter generally referred to as "Combretastatin"). Combretastatins are naturally-occurring substances that were identified and isolated by Dr. George R. Pettit, Regents Professor of Chemistry, and his colleagues at ASU, from the South African bushwillow tree. Combretastatin is believed to block the growth of new blood vessels into the tumor and to destroy recently-formed blood vessels within the tumor. OXiGENE has an option to acquire from ASU an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to Combretastatin.

     The Company has also developed proprietary assays (tests) that measure levels of the DNA repair enzyme PARP (Poly (ADP Ribose) Polymerase) in blood, thereby suggesting DNA repair activity that the Company believes correlates to immune function and status, and has identified a mixture of compounds, called Nicoplex, that it believes may be capable of stimulating DNA repair. Based on preclinical studies to date, OXiGENE has commenced the clinical development of these product types.

     There can be no assurance that the Company's existing and planned product development efforts and clinical trials for Sensamide,(TM) Neu-Sensamide(TM), OXI-104 or any other compound, will be successful or completed within anticipated time frames, or at all; that regulatory approvals will be obtained or will be as broad as those sought by the Company; or that any products, if introduced, will achieve market acceptance. In addition, there can be no assurance that the Company's technology will prove effective, that the Company will be able to enter into strategic alliances or joint ventures or that the terms thereof will be favorable to the Company, or that the Company will be profitable. See "Risk Factors."

     The Company was incorporated in New York in 1988, and subsequently was re-incorporated in Delaware in 1992. The Company established a Swedish subsidiary, OXiGENE Europe AB, in December 1994. The Company's principal executive office is located at One Copley Place, Suite 602, Boston, MA 02116 (phone no.: 617-536-9500; fax no.: 617-536-4700, and in Sweden at
Blasieholmsgatan 2C, S-111 48 Stockholm, Sweden (phone no.: 011 46 8 678 8720; fax no.: 011 46 8 678 8605) and at Scheelevagen 17, S-223 70 Lund, Sweden (telephone no.: 011 46 46 16 8860; fax no.: 011 46 46 16 8866). Any references in this Annual Report to "OXiGENE" or the "Company" shall mean OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.


Product Development and Marketing Strategy

     OXiGENE's primary goal to date has been to develop products that enhance the efficacy of existing forms of cancer treatment, such as radiation and chemotherapy, and improve a patient's quality of life, by reducing side effects and inhibiting the DNA repair function of, and increasing DNA damage in, tumor cells that have been subjected to treatment. In 1997, the Company began to expand its focus to include the development and clinical testing of Cordycepin and Combretastatin, two classes of compounds that aim to treat cancer directly. The Company believes these compounds complement its traditional sensitizer program, and offer an opportunity to broaden the Company's product pipeline.

     The Company currently intends to continue and expand its ongoing clinical trial program in Europe and further develop and broaden its research and clinical trial activities in the United States. The Company does not own or lease any laboratories or other research and development facilities. In connection with the BMC agreement, the Company has set up an office in Boston to monitor its clinical trials and research activities in the United States.

     The Company's policy has been to establish relationships with universities, research organizations and other institutions in the field of oncology. The Company intends further to broaden these relationships, rather than expand its in-house research, development and clinical staff. Although the Company plans to market its products, if and when approved for marketing, directly in certain European countries, it has had preliminary discussions with unaffiliated pharmaceutical companies regarding the formation of possible strategic alliances or joint ventures for the manufacturing and marketing of its products in the United States, the Far East and elsewhere. To date, the Company has not entered into any such alliances or ventures. While OXiGENE is likely to explore license and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. If the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

     OXiGENE has selected Caneire Teoranta (trading as Bioniche Teoranta, "Bioniche"), a Canadian pharmaceutical company with FDA current Good
Manufacturing Practice ("cGMP") standard facilities, for the commercial batch manufacturing of Neu-Sensamide(TM). The Bioniche agreement will enable the Company to assemble and evaluate shelf-life and stability data for Neu-Sensamide(TM) produced by Bioniche in connection with the Company's ongoing Neu-Sensamide(TM) clinical trials in patients with inoperable NSCLC. Production of quantities sufficient to conduct the Company's current and projected clinical trials commenced at Bioniche's facilities in Ireland in January 1997.

     Currently, the Company has collaborative arrangements with a number of academic and other research institutions and organizations in the United States and Europe, including: the University of Lund in Lund, Sweden; Boston Medical Center in Boston, Massachusetts; the Swedish Cancer Society in Stockholm, Sweden; the University of Kentucky Research Foundation in Lexington, Kentucky; Aarhus University in Aarhus, Denmark; Gray Laboratory in Middlesex, United Kingdom; Angiogene Ltd. in Oxfordshire, United Kingdom; Georgetown University in Washington, D.C.; University of Florida in Gainesville, Florida; The University of Texas M.D. Anderson Cancer Center in Houston, Texas; Baylor University in Waco, Texas; and Arizona State University in Tempe, Arizona. See "--Research and Development and Collaborative Arrangements."

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


Technology Overview

     OXiGENE's proprietary technology is based on the relationship between DNA repair and DNA damage as affected by both the operation of Poly (ADP Ribose) Polymerase ("PARP") (a DNA repair enzyme also known and formerly referred to as Adenosine Diphosphate Ribosyl Transferase or ADPRT) and cell replication. Normal cells in the human body are constantly subjected to external assault from harmful environmental agents such as the sun's ultraviolet rays, toxic chemicals in the diet and carcinogens such as smoke that are absorbed into the body, as well as from internal assault from metabolic byproducts produced within the cell. These assaults cause damage, or genetic lesions, to the DNA molecules, which contain the genetic blueprint (instructions) for the cell. The cell's structural integrity is dependent on its ability to read and translate those blueprints. Repairing DNA damage is, therefore, essential to a cell's survival. Consequently, the body attempts to counter this constant assault through its genetic mechanisms that monitor genetic lesions to a cell's DNA molecules and to repair them enzymatically.

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


             [BIOCHEMICAL PROCESS OF EXCISION REPAIR OF DAMAGED DNA]

     Throughout life, cells replicate by division. Cell division (replication) occurs very quickly and defects are unavoidable. Genetic defects constitute a serious threat to a cell's survival. A persistent genetic defect, or mutation, increases the risk of disease and death. Cancer is a disease in which a mutated tumor cell divides uninterruptedly and in an uncontrolled manner. Normal cells in the presence of tumor cells die because the tumor cells exhaust their nourishment, inhibiting a normal cell's ability to survive and eventually leading to organic malfunctions and possibly death.


              [DRAWING OF THE DNA REPAIR PROCESS IN THE HUMAN BODY]

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

     Apoptosis is initiated by cells as an alternative pathway to block cell replication and induce death. Necrosis on the other hand causes cells to die during replication (mitotic cell death) or permits cells to survive but with mutation, potentially causing tumor disease. The advantage to a patient of apoptotic death of tumorous cells, in contrast to necrotic death, is that it allows normal living cells to absorb the various components that make up the apoptotic, dying cells without further enzymatic digestion of the cellular components as occurs with necrotic cell death. Accordingly, apoptosis causes cell death without the many toxic side effects associated with necrosis and enzymatic digestion. This is an important basis for OXiGENE's product research and development, particularly its second and third generation products, since its goal is to create drugs to counteract cancer that are also less hazardous to the individual than those used today.

     The Company's drugs are based on metoclopramide, a compound in the family of N-substituted benzamides. N-substituted benzamides, together with the family of nicotimamide compounds, have been developed into drugs for many different medical indications, some of which have been used for more than 30 years. The Company's recent research has focused on the mechanism of action of these compounds and their possible regulation of PARP activity and, thereby, regulation of the processes of DNA repair and apoptosis (programmed cell death or cell death without cell replication). Based on its preclinical studies to date, OXiGENE believes that DNA damage, such as that induced by radiation and chemotherapy, activates the nuclear transcription factor kappa B ("NF-kB"), which in turn may modulate PARP activity and activate several other genes that protect cells against apoptosis-induced cytotoxicity and induce inflammatory cytokine product. Therefore, the Company believes that a drug that can inhibit NF-kB may be able to induce tumor killing by apoptosis and inhibit inflammatory responses, which would sensitize DNA-damaging radio- and chemotherapies and at the same time inhibit inflammation, a contributing factor to unwanted side effects.


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

     DNA Repair Inhibition. Cancer therapy typically involves either or both of surgery, to remove the primary tumor, and the application of cytotoxic (cell-killing) agents, such as radiation or chemotherapy, to destroy primary and secondary tumors that are too small, diverse or broadly spread to be removed surgically (called metastases). Nearly all available radiation and chemotherapies work by increasing DNA damage to tumor cells, thus blocking replication of those cells and inhibiting their growth by necrosis or apoptosis, or both, and eventually leading to their death. As tumorous cells replicate substantially more frequently than normal cells, the body's normal DNA repair mechanism tends to counteract the effects of radiation and chemotherapy treatment by promoting the replication, or "regrowth," of the very tumors that have been treated. The Company believes that this process may be prevented by inhibiting the body's normal repair mechanism. Further, the Company believes that certain chemical compounds are capable of serving as "sensitizers," which supplement the radiation or chemotherapy phase of cancer treatment by inhibiting DNA repair of the tumor cell and increasing DNA damage, thereby increasing the efficiency of the cytotoxic agents. Drugs that exhibit sensitizing properties permit an oncologist to elect either to achieve greater results with a given dose of radiation therapy or chemotherapy, or to reduce the level of the cytotoxic agent needed to achieve the same result. Frequently, however, oncologists must cut short therapy because side effects associated with certain sensitizing agents become intolerable before effective tumor killing can occur. The Company believes that its principal, second and third generation products are sensitizers that should be capable of inhibiting DNA repair of the tumor cell and increasing DNA damage without intolerable side effects when used in conjunction with traditional cancer treatments. See "--OXiGENE's Clinical Trial Program."

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

     Although the Company has conducted extensive preclinical cell and animal research into, and is currently in the early stages of clinical testing of, assays and drugs in some of the areas of DNA repair measurement and DNA repair stimulation, there can be no assurance that any assays or drugs related to either of these areas can or will be developed by the Company. See "--OXiGENE's Clinical Trial Program."


OXiGENE's Clinical Trial Program

     DNA Repair Inhibiting Products. OXiGENE has discovered certain compounds in the family of N-substituted benzamides that it believes should be capable of inhibiting PARP-modulated DNA repair and selectively reacting with radiation to cause additional DNA damage preferentially in the treated area. OXiGENE believes that this selectivity is due to tumor cells exhibiting increased DNA repair activity as compared to normal cells, rendering them more sensitive to DNA repair inhibition and death by apoptosis. The Company believes, on the basis of its research activities to date, that its principal product, Neu-Sensamide(TM), should act as a selective, targeted sensitizer of tumor tissue that will sensitize radiation preferentially inside the treated area without producing significant toxic side effects outside the treated area.

     The current emphasis of the Company's clinical trial program is on evaluating the safety and efficacy of Neu-Sensamide(TM) as a sensitizing agent in combination with radiation therapy, with the goal of obtaining approval for Neu-Sensamide(TM) as a radiation sensitizer. The Company does not intend to seek marketing approval of Sensamide,(TM) the prototype of Neu-Sensamide,(TM) although a European, randomized, controlled Phase II/III clinical trial of Sensamide(TM) in 218 patients with inoperable NSCLC has been completed. In September 1997, the first preliminary results of this study were announced, which indicated an increased median survival time for those patients who received a full dosage of Sensamide(TM) plus radiation. In March 1998, the Company supplemented those preliminary results with tumor response data. The additional study data indicate that more patients with squamous cell carcinoma (the most common form of lung cancer) and a Karnofsky score (a benchmark for assessing the degree of illness in terminally ill patients) of 90 or higher, when receiving Sensamide(TM) plus radiation, experienced tumor response. Forty-seven percent (47%) of those patients experienced complete or partial (complete is 100% and partial is 50% or greater) tumor response, compared to 30% for patients who received radiation only. A significant number of patients did not complete the Sensamide(TM) treatment because of either the Central Nervous System (CNS) side effects associated with metoclopramide (approximately 25%) or the progressive deterioration of their health (approximately 20%). These CNS side effects (sedation, anxiety, restlessness and depression), however, are reversible, have been well documented in the clinical literature for more than 30 years, and were not unexpected by the Company. The Company believes those results constitute sufficient proof of the theory underlying its principal scientific concept to provide a basis for it to continue advanced clinical studies with respect to its later generation drugs, which, the Company believes, have reduced side effects from those that are experienced with Sensamide(TM) (as described above).

     In the fourth quarter of 1997, the Company commenced an additional randomized, controlled Phase III clinical trial of Neu-Sensamide(TM) in 226 patients with NSCLC. The Company intends to use the results of the Sensamide(TM) study to support an NDA for Neu-Sensamide(TM) as a radiation sensitizer for the treatment of patients with NSCLC.

     In the fourth quarter of 1996, the Company commenced a 15-patient, open-label Phase I study of Neu-Sensamide(TM) in patients with glioblastoma, a highly malignant form of brain cancer. The European Phase I/II counterpart of this study was initiated in Sweden in the second quarter of 1996.

     OXiGENE has collaborated with ILEX Oncology, Inc., a contract research organization based in San Antonio, Texas ("ILEX"), on the development and pre-clinical testing of Oxi-104. Oxi-104, the Company's third generation sensitizer, is an N-substituted benzamide and, therefore, is covered by OXiGENE's use patent for all N-substituted benzamides as sensitizers for chemotherapy and radiation. The Company believes that Oxi-104 alone may induce tumor growth-inhibiting and tumor-killing effects. Oxi-104 is an N-substituted benzamide but, unlike Sensamide(TM) or Neu-Sensamide,(TM) it is not based on metoclopramide. Oxi-104 has been designed with a molecular structure that, the Company believes, may reduce side effects while maintaining the sensitizing properties of other N-substituted benzamides. The Company intends to develop Oxi-104 as a chemosensitizer. For the Company's two radiation sensitizers, Sensamide(TM) and Neu-Sensamide(TM), currently the limiting doses are determined by their central nervous system (CNS) side effects. By comparison, Oxi-104 has not yet been shown to cause any CNS side effects in animal studies. After the filing of an IND with the FDA in March 1997, the Company commenced a Phase I clinical trial of Oxi-104.

     Cordycepin/Pentostatin. In December 1996, the Company entered into a clinical trial and sponsored research agreement with BMC, an affiliate of Boston University Medical Center, pursuant to which BMC is conducting a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute. The collaboration under the BMC Agreement was expanded in August 1997, with the appointment of Dr. Pero, OXiGENE's Chief Scientific Officer, as Research Professor of Medicine at BMC and the set-up of an OXiGENE-sponsored laboratory facility at BMC. The BMC agreement contemplates a collaborative program that focuses on research aimed at the continued development of, and potential synergies between, N-substituted benzamides, cordycepin and related compounds, and the conduct of clinical trials in connection therewith. The BMC agreement grants OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to any inventions made in the course of work conducted pursuant to the BMC agreement, including to cordycepin.

     Combretastatin. In May 1997, OXiGENE and Arizona State University entered into an agreement to develop and test Combretastatin. Combretastatins are naturally-occurring substances, that were identified and isolated by Dr. George
R. Pettit, Regents Professor of Chemistry, and his colleagues at ASU, from the South African bushwillow tree. Combretastatin is believed to block the growth of new blood vessels into the tumor and to destroy recently-formed blood vessels within the tumor. Vasculature is critical to both the survival of a solid tumor mass and its continued growth and, therefore, represent a key target in novel cancer treatment. OXiGENE has an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to Combretastatin. Early in the third quarter of 1998, the Company anticipates the commencement of clinical trials of Combretastatin in the United Kingdom, and the filing of an IND in the United States.

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

     A summary of the clinical trials related to the Company's products that are currently under development is set forth in the table on the following page.


DNA Repair Measuring Products
-----------------------------

     PARP Assay Products. The Company believes that its knowledge of DNA repair activity may be applied to monitor or screen individuals for susceptibility to cancer, immune deficiencies and chemotherapeutic drug resistance. Studies have shown that DNA repair capacity may vary from one individual to another. OXiGENE has quantified individual levels of PARP as a DNA repair estimate. Pursuant to an agreement, dated October 7, 1991, with Preventive Medicine Institute, a not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York, the Company holds an exclusive worldwide license, which expires in 2011, to certain patents and related know-how covering a PARP diagnostic test that measures PARP levels in white blood cells. The Company believes that a simple and inexpensive serum-based test may give a reliable surrogate indication of the level of PARP in white blood cells. OXiGENE filed a U.S. patent application in October 1994, with respect to such a test.

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

Summary of OXiGENE's Clinical Trial Program


 Study Code          Drug/Indication           Phase and Design        Total Patients      Treatment Assignment

-------------------- ------------------------- -------------------- ------------------ ----------------------------
Lu-01                Sensamide(TM)in           I/II;                         23            All patients on
                     NSCLC                     uncontrolled,                               Sensamide(TM)(i.v.) with
                                               open-label                                  radiation


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-01               Sensamide(TM)in           II/III;                      226            Sensamide(TM)(i.v.) with
                     NSCLC                     controlled,                                 radiation - 113;
                                               randomized,                                 Radiation only - 113
                                               open-label

-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-02               Comparative study         I; placebo,                   18            All patients receive
                     in healthy                controlled,                                 one dose of placebo
                     volunteers of             double-blind                                (i.m.), Sensamide(TM)
                     Placebo,                  cross-over                                  (i.v.), Neu-Sensamide(TM)
                     Sensamide(TM)and                                                      (i.m.) and
                     Neu-Sensamide(TM)                                                     Neu-Sensamide(TM)(i.m.)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-03               Neu-Sensamide(TM)in       III; controlled,             226            Neu-Sensamide(TM)(i.m.
                     NSCLC                     randomized,                                 or i.v.) with
                                               open-label                                  radiation - 113;
                                                                                           Radiation only - 113


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-04               Neu-Sensamide(TM) in      I/II;                         15            All patients on
                     glioblastoma              uncontrolled, dose                          Neu-Sensamide(TM) (i.v.
                                               escalation                                  or i.m.)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-05               Neu-Sensamide(TM) in      I/II;                         20            All patients on
                     NSCLC                     uncontrolled, dose                          Neu-Sensamide(TM) (i.v.
                                               escalation                                  or i.m.)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-06               Neu-Sensamide(TM) in      I; uncontrolled,              15            All patients on
                     glioblastoma              dose escalation                             Neu-Sensamide(TM) (i.v.
                                                                                           or i.m.)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-07               Neu-Sensamide(TM)in       I; single-dose,               10            All patients on
                     NSCLC                     tumor uptake,                               Neu-Sensamide(TM)(i.m.)
                                               pre-surgery

-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-09               Neu-Sensamide(TM)in       II; uncontrolled,             60            Radiation and
                     NSCLC                     combination study                           Neu-Sensamide(TM)in
                                                                                           combination with Taxol
                                                                                           and Cisplatin
-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-10               Neu-Sensamide(TM)in       II; uncontrolled,             60            Radiation and
                     NSCLC                     combination study                           Neu-Sensamide(TM)in
                                                                                           combination with
                                                                                           Cisplatin and Navelbine


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-401              OXi-104 in                I;                            15            Patients scheduled for
                     miscellaneous             pharma-cokinetics                           OXi-104 in combination
                     cancers                   and dose                                    with 5-FU (a
                                               escalation,                                 chemo-therapeutic
                                               open-label                                  agent)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
OXi-402              OXi-104 in                I; uncontrolled,              15            Patients scheduled for
                     miscellaneous             dose escalation,                            OXi-104 in combination
                     cancers                   open-label                                  with Cisplatin (a
                                                                                           chemo-therapeutic
                                                                                           agent)


-------------------- ------------------------- -------------------- ------------------ ----------------------------
BU-01                Cordycepin in             I;                            30            Patient groups on
                     leukemia                  pharmaco-kinetics,                          various doses to
                                               dose escalation,                            determine maximum
                                               open-label                                  tolerated dosage




Study Code           Drug/Indication                Country                               Status

-------------------- ---------------------------- ------------------------------------- ---------------------------
Lu-01                Sensamide(TM)in NSCLC           Sweden                               Completed; Published 1995

-------------------- ---------------------------- ------------------------------------- ---------------------------
OXi-01               Sensamide(TM)in NSCLC           Norway; Denmark; Sweden;             Completed with 218
                                                     Germany; UK                           patients

-------------------- ---------------------------- ------------------------------------- ---------------------------
OXi-02               Comparative study in            UK                                   Completed
                     healthy volunteers of
                     Placebo, Sensamide(TM)
                     and Neu-Sensamide(TM)

-------------------- ---------------------------- ------------------------------------- ----------------------------
OXi-03               Neu-Sensamide(TM) in NSCLC      Norway; Denmark; Sweden;              Ongoing
                                                     Germany; UK; USA

-------------------- ---------------------------- ------------------------------------ -----------------------------
OXi-04               Neu-Sensamide(TM) in            Sweden                                Ongoing
                     glioblastoma
-------------------- ---------------------------- ------------------------------------- ---------------------------
OXi-05               Neu-Sensamide(TM) in NSCLC      USA                                   Ongoing

-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-06               Neu-Sensamide(TM) in            USA                                   Ongoing
                     glioblastoma
-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-07               Neu-Sensamide(TM) in NSCLC      Sweden                                Ongoing

-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-09               Neu-Sensamide(TM) in NSCLC      USA                                   Ongoing

-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-10               Neu-Sensamide(TM) in NSCLC      USA                                   Ongoing

-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-401              OXi-104 in                      USA                                   Ongoing
                     miscellaneous cancers
-------------------- ---------------------------- ------------------------------------- ---------------------------

OXi-402              OXi-104 in                      USA                                   Ongoing
                     miscellaneous cancers
-------------------- ---------------------------- ------------------------------------- ---------------------------

BU-01                Cordycepin in leukemia          USA                                   Ongoing

Certain terms and abbreviations used in the foregoing table are explained in the Glossary on page --.

DNA Repair Stimulating Products
-------------------------------

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

     The Company has developed a screening method based on DNA repair measurements of in vivo-exposed spleen and cells. The Company has identified a new mixture of naturally-occurring compounds that it believes should be capable of stimulating DNA repair, and which is currently under evaluation by the Company in human cell and animal models to improve enhancement of DNA repair. OXiGENE has filed an international (PCT) patent application for this mixture of potential DNA repair stimulators. There can be no assurance whether or when a patent may be issued or its coverage, if one is issued.

     The Company believes that DNA-repair-enhanced compounds may be used to supplement, or under certain circumstances replace, chemopreventive or cancer retardant agents already in use for cancer treatment, such as Tamoxifen(TM), as well as chemopreventive agents in various stages of development. Any DNA-repair-enhancer drugs currently being developed by OXiGENE are expected to be based on naturally occurring compounds, rather than synthetic analogs. Consequently, the Company believes that they may be less inherently toxic than newly-synthesized chemopreventive agents developed by others that are already in clinical trials. However, there can be no assurance that the Company will be able to develop any such a drug, or if developed, that such a drug could be successfully marketed.


Product Development and Regulatory Processes

     Research in areas of interest to the Company typically initially involves optimization of leading chemical structures into leading compounds. Once a leading compound has been identified, the preclinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and getting a first indication of the compounds' development potential. Successful preclinical work may lead to the filing of an IND, or a foreign equivalent, with the relevant national regulatory authorities. The IND is a permission to administer the compound to humans in clinical trials in the United States. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval of a new product.

     The clinical development of new drugs is subject to approval by the health authorities in individual countries, which have broad discretionary powers. For example, in the United States, the FDA reviews the results of all clinical studies and can discontinue a trial at any time if it concludes there is a significant safety issue, or if there is convincing evidence that the therapy is not effective for the chosen indication. The requirements regarding the duration of a clinical phase vary considerably among countries. For life threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, it is possible to accelerate the development process in the United States through the "Accelerated Drug Approval Program." In other countries, the trial process for drugs directed toward life threatening diseases is shortened typically by lowering the requirements regarding the patient sample size required to be met in the trials.

     The development and testing, time periods mentioned below are indications only and may vary and be materially longer. Upon successful completion of the development program, a New Drug Application ("NDA"), or a foreign equivalent, may be submitted to the appropriate regulatory authorities, and, if approved, the product may then be marketed upon the terms and conditions of such approval. Submission of an NDA does not assure that the FDA will approve a product for manufacturing and marketing. Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

     Phase I. The purpose of a Phase I study is to evaluate the toxicity of the tested compound and to establish how the tested compound is tolerated and decomposed in the human body. A Phase I clinical trial traditionally tests the compound for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics in a small group of healthy individuals. A Phase I study may last up to one year.

     Phase II. A Phase II study marks the beginning of clinical trials on a limited number of patients to (i) determine the efficacy of the compound for specific indications, (ii) determine dosage tolerance and optimal dosage and
(iii) identify possible adverse effects and safety risks. The Phase II trials also seek to establish the most effective route of administration. Trials are conducted on a larger, but still limited number of carefully monitored patients. A Phase II study may last up to two and one-half years.

     Phase III. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations and the compound is found to have an acceptable safety profile in Phase II evaluations, a Phase III trial may be undertaken. A Phase III study is an extensive clinical trial involving a large number of patients. The number of patients in a Phase III trial program depends to a great extent on the clinical indications that the drug addresses. Trials are often double-blinded and involve a detailed statistical evaluation of test results. The compound is tested against placebo and existing treatment, if such treatment is available. The product is manufactured in commercial quantities (batch manufacturing) and tested for shelf life, or stability, and further evaluation of the clinical efficacy and safety of the compound takes place. A Phase III study may last several years and is the most time-consuming and expensive part of a clinical trial program.

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

     The   regulatory   authorities   in  each  country  may  impose  their  own
requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority. The United States and European Union ("EU"), as well as certain other countries such as Japan and Israel, countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but generally takes from six months to several years, if at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.

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

     There can be no assurances that any of those products will ever obtain the governmental approvals necessary to permit commercial sales of any of its products. Further, even if regulatory approval of a product is obtained, such approval may entail limitations on the indicated uses for which that product may be marketed.


Research and Development and Collaborative Arrangements

     OXiGENE's research and development programs are generally pursued in collaboration with academic and other institutions. The Company incurred approximately $7.3 million, $4.8 million and $2.8 million in research and development expenses in the years ended December 31, 1997, 1996 and 1995, respectively. Substantially all of these amounts represent external research and development expenditures.

     Currently, the Company is not required to pay any royalties or licensing fees for technology and products developed with financial assistance from or at the facilities of such agencies and institutions, except for a 5% gross royalty payable in respect of an exclusive worldwide license of the patent covering the PARP diagnostic assay and certain costs related to the filing, prosecuting and maintaining of patents and copyrights. Recently, however, the Company has entered into agreements with a number of universities, particularly in the United States, that may require payment of royalties in respect of inventions made in the course of work performed pursuant to those agreements in the event the Company exercises its option under those agreements to acquire an exclusive, world-wide license. Generally, royalty rates are not fixed and will be negotiated when and if the Company exercises its option to acquire a license. There can be no assurance that such licensing negotiations will be concluded successfully or that any royalties or fees will not be material as to their amount.

     Unless  otherwise  noted,  each  of  the  below-described   agreements  and
arrangements terminates upon completion of the study or the expiration of one year, whichever is earlier.

     University of Lund, Lund, Sweden. In 1987, Dr. Ronald Pero, OXiGENE's Chief Scientific Officer, was appointed to lead an international effort to develop biomarkers and to contribute to the basic knowledge of DNA repair in relation to human diseases, and was awarded professorial privileges and laboratory space at the University of Lund in Lund, Sweden. The program is conducted primarily at the Univerity of Lund's Wallenberg Laboratory. The Wallenberg Laboratory specializes in providing research space to selected research projects being developed within the academic community. Currently, the program focuses its research efforts on immunology and tumor biology, areas directly related to the Company's technology development. Most of the Company's research, development, preclinical testing and clinical trials are carried out at the Wallenberg
Laboratory, financed by research grants and contracts. The University of Lund has not claimed any proprietary interest in the products developed by the Company there.

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

     Boston Medical Center, Boston, Massachusetts. In August 1997, the Company entered into a collaborative research agreement with Boston Medical Center Corporation, an affiliate of Boston University Medical Center ("BMC"), pursuant to which an ongoing research program will be conducted by Dr. Ronald Pero, Dr. Ronald McCaffrey and Dr. Alan Sugar. The BMC research program consists of the following components: (i) research by Dr. Pero into the DNA repair inhibiting and other disease specific activities of N-substituted benzamides; (ii) research by Drs. McCaffrey and Sugar into Cordycepin, Deoxycoformycin and related compounds as novel therapeutic agents in the treatment of cancer and infectious diseases, and (iii) research into the potential therapeutic synergies between N-substituted benzamides and cordycepin and related compounds, and the identification of other, novel therapeutic agents and develop and conduct clinical trials for such agents. The budget for the research program will be fixed from time to time by a committee consisting of OXiGENE and BMC representatives established to administer the research program. Dr. McCaffrey will continue to conduct a Phase I clinical study of Cordycepin in combination with Pentostatin in patients with refractory TdT-positive acute lymphoid leukemia (the Phase I study commenced in the first quarter of 1997, under a prior agreement dated December 1, 1996 between the Company and BMC) in collaboration with Boston University and the National Cancer Institute. The initial term of the agreement expires on June 30, 2000, although the term is automatically extended for additional twelve-month periods, provided that the agreement may be terminated by either party upon twelve months' prior written notice or upon certain other events. OXiGENE has an option to acquire an exclusive, world-wide, royalty-bearing license with respect to any invention or discovery made during and as a part of the research performed pursuant to the agreement.

     Swedish  Cancer  Society,  Stockholm,  Sweden.  In 1992, the Swedish Cancer
Society awarded Dr. Ronald Pero, in his capacity as a faculty member of the University of Lund, a three-year grant for a total of approximately $0.3 million to investigate benzamide and nicotinamide analogs relating to Sensamide(TM) as radiosensitizers. This grant was renewed in 1995 for a one year period totaling approximately $0.2 million. The Company was not the recipient of any of these funds. The study's principal objective was to determine what chemical features give benzamide/nicotinamide compounds multiple forms of radiosensitizing action. Although the grant has not been formally renewed, research under this arrangement continues on an ongoing basis.

     In 1992, Dr. Pero, in his capacity as a faculty member of the University of Lund, was awarded another Swedish Cancer Society research grant (under principal investigator Professor Goran Berglund), for a total of approximately $0.4 million over a three-year period, to direct the biological bank and biomarker program portion of the Malmo Diet Study. This project had its funding renewed until October 1996, but research under this arrangement has continued since then research under this arrangement continues on an ongoing basis without a formal renewal of the funding. The Company was not the recipient of any of these funds. The Malmo Diet Study, sponsored in part by the World Health Organization, involves a large ongoing controlled case study in which individuals between the ages of 46 years and 64 years, living in the city of Malmo, Sweden, were invited to participate in a study designed to evaluate dietary factors as causative agents for cancer. Patient enrollment for the study was completed in October 1996. The city of Malmo was selected as the site of this study because of the historically high incidence of cancer in its relatively homogeneous population.

     University of Kentucky Research Foundation, Lexington, Kentucky. The Company has entered into three agreements with the University of Kentucky Research Foundation, under which research will be conducted by: (i) Professor Myron K. Jacobson, into the structural basis of the difference between Sensamide(TM) and Neu-Sensamide(TM); (ii) Professor Elaine L. Jacobson, into the effects of Sensamide(TM), Neu-Sensamide(TM) and Oxi-104 on ADP-Ribose metabolism; and (iii) Associate Professor Ching-Shih Chen, to synthesize Combretastatin phosphate.

     Dr. Michael Horsman, the Danish Cancer Society, Aarhus, Denmark. Under an agreement, dated October 9, 1997, with the Danish Cancer Society, Department of Experimental Clinical Oncology, Dr. Horsman will conduct research into the enhancement of radiation damage and chemotherapeutic agents by N-substituted benzamides, and the anti-tumor activity of Combretastatin.

     Dr. David J. Chaplin, the Gray Laboratory Cancer Research Trust, Middlesex, United Kingdom. Dr. Chaplin is Head of the Tumour Microcirculation Group at the Gray Laboratory Cancer Research Trust ("Gray") and a director of Angiogene Pharmaceuticals Ltd. Dr. Chaplin also serves as the Secretary of the Company's Scientific Advisory Board. Under an agreement, dated December 12, 1997, between the Company and Gray, Dr. Chaplin will conduct research into the vascular and therapeutic effects of Combretastatin in various tumor models.

     Dr. David J. Chaplin, Angiogene Ltd., Oxfordshire, United Kingdom. Under an agreement, dated April 1, 1997, with Angiogene Pharmaceuticals Ltd., a Company that is affiliated with Dr. Chaplin but is not affiliated with the company, Dr. Chaplin will conduct research into the anti-inflammatory and anti-tumor necrosis factor (alpha) effects of N-substituted benzamides and nicotinamides.

     Dr. Mark Smulson, Georgetown University, Washington D.C. Under a September 1997 research agreement with Georgetown University, Dr. Smulson will conduct research into the interference of N-substituted benzamides with the functioning of PARP and related enzymes.

     Dr. Dietmar W. Siemann, University of Florida, Gainesville, Florida. The Company has entered into two agreements with the University of Florida, under which research will be conducted by Dr. Siemann. Under a July 1997 agreement, Dr. Siemann will conduct research into the molecular interactions underlying the radio-and chemosensitizing effects of N-substituted benzamides. Under an October 1997 agreement, Dr. Siemann will conduct research into the influence of Combretastatin on (i) the anti-tumor efficacy of certain chemotherapeutic drugs and (ii) the metastatic spread of cancer cells.

     Professor K. Kian Ang, The University of Texas M.D. Anderson Cancer Center, Houston, Texas. Under a sponsored laboratory study agreement, dated June 11, 1997, with the University of Texas M.D. Anderson Cancer Center, Dr. Ang will conduct research into the enhancing effect of Neu-Sensamide(TM) and Oxi-104 on radiation-induced apoptosis in various tumor models.

     Professor Robert R. Kane, Baylor University, Waco, Texas. Under a sponsored program agreement, dated June 24, 1997, with Baylor University, Professor Kane will conduct research into the molecular basis for the radiosensitizing action of Sensamide(TM) and other N-substituted benzamides.

     Arizona State University, Tempe, Arizona. The Company has entered into a technology development agreement, dated May 27, 1997, with Arizona State University ("ASU"), under which the Company has the exclusive option to acquire an exclusive worldwide license to develop and commercialize the technology that relates to a family of anti-cancer compounds known in the scientific community by the name combretastatin, including Combretastatin, the University's patent rights to develop, use and sell Combretastatin A-4. The Company's option expires on May 28, 1999, provided that the agreement may be terminated by the Company upon thirty days' prior written notice or upon certain other events. The agreement also gives the Company the right to file an IND with respect to clinical testing of Combretastatin and the right to technical assistance from representatives of ASU.


Patents and Trade Secrets

     Certain of OXiGENE's current products are based on available compounds that are produced by others and are not subject to patent protection currently. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes will continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

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

     As of March 8, 1998, the Company is the assignee of four granted U.S. patents, five pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and all five of the pending U.S. applications. One of the pending U.S. applications was filed in 1996; another is the national phase (entered in 1998) of an international application based on a U.S. provisional application filed in 1995. Three of the pending U.S. applications were filed in 1997, of which one is a continuation of an original U.S. application filed in 1994, and two are based on a U.S. provisional application filed in 1996. In addition, the Company will be the assignee of another pending U.S. provisional patent application filed in 1997, and of expected (but not yet filed) international and foreign counterparts thereof.

     Specifically, the Company is the assignee of a U.S. patent, granted April 20, 1993, for glutathione-s-transferase mu (an inherited enzyme) as a measure of drug resistance, covering a test for resistance to nitrosoureas (a class of chemotherapeutic agents). In addition, the Company is the assignee of a U.S. patent, granted August 23, 1994, for tumor or cancer cell-killing therapy (covering methods of using N-substituted benzamides including Sensamide(TM) and Neu-Sensamide(TM) as radio- and chemosensitizers), and of granted patents in Australia, Canada, Europe (designating 13 countries), Ireland, Israel, Mexico, Russia and South Africa and an allowed patent application in Japan (as well as a pending application in Denmark) corresponding thereto. The Company is also the assignee of two U.S. patents, both granted October 1, 1996, for methods of administering and pharmaceutical formulations containing N-substituted benzamides and/or acid addition salts thereof (covering, e.g., Neu-Sensamide(TM)) and for methods of administering phenothiazines and/or acid addition salts thereof, and of a granted South African patent and pending European and other foreign applications corresponding to these two U.S. patents. The Company's pending U.S. applications and international counterparts cover further methods of testing or treatment and compositions, including methods of using the Oxi-104 product.

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


Employees

     The Company's policy has been, and continues to be, to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, preclinical tests and clinical trials. As of March 31, 1997, the Company had twenty-four full-time employees, of which twenty were engaged in research and development and monitoring of clinical trials. Most of the Company's preclinical tests and clinical trials are subcontracted and performed at the University of Lund, Sweden, and at other European and U.S. centers and organizations, including ILEX Oncology Inc., a contract research organization in San Antonio, Texas.


Scientific Advisory Board

     In August 1992, the Company established a Scientific Advisory Board, which currently consists of nine members. The Scientific Advisory Board discusses, and meets annually to evaluate, the Company's research and development projects. Members of the Scientific Advisory Board receive no cash compensation, but are reimbursed for reasonable out-of-pocket expenses, and have, from time to time, received warrants or options to purchase shares of Common Stock of the Company. Prior to the establishment of the Scientific Advisory Board, certain of its members advised the Company on certain projects. Certain members of the Scientific Advisory Board also have other relationships with the Company. See "--Research and Development and Collaborative Arrangements." The members of the Company's Scientific Advisory Board are:

     Hans Wigzell, M.D., Ph.D., is Professor of Immunology at the Karolinska Institute, Stockholm, Sweden, a well-known medical research institute in Europe. Professor Wigzell is the chairman of OXiGENE's Scientific Advisory Board and also serves as an advisor to the Company's Board of Directors. He has for many years been a member of the Nobel committee for the prize in medicine, of which he also has served as chairman. Professor Wigzell is currently a member of the editorial board of several international medical journals and has published more than 400 articles in the areas of tumor biology, immunology, cell biology and infectious diseases.

     David J. Chaplin, Ph.D., is head of the Tumor Microcirculation Group at the Gray Laboratory, Mount Vernon Hospital, Middlesex, United Kingdom, and a consultant to the Company. The Gray Laboratory is a leading radiation biology research laboratory. He is a member of the Cancer Research Campaigns Clinical Trials committee. Dr. Chaplin has published more than 100 papers in the area of chemical radiosensitizers and tumor biology.

     Michael R. Horsman, Ph.D., D.M.Sc., is an Associate Professor in the Danish Cancer Societies' Department of Experimental Oncology at Aarhus University Hospital, Denmark. Dr. Horsman has published more than 100 papers in the area of tumor biology and the chemical modification of radiation, drug and heat damage in tumors and normal tissues.

     Myron Jacobson, Ph.D., is Professor and Chairman of the Division of Medicinal Chemistry and Pharmaceutics, College of Pharmacy, and a member of the Lucille Parker Markey Cancer Center of the University of Kentucky. Dr. Jacobson has published more than 100 papers in the area of biological responses to DNA damage.

     Dick Killander, M.D., Ph.D., is Professor and Chairman of the Department of Oncology, University of Lund Hospital, Lund, Sweden. Dr. Killander serves on the board of the Swedish Cancer Foundation, and has published more than 100 articles in the areas of quantitative cytochemistry and clinical oncology. Dr. Killander is the principal clinical investigator for the Company's ongoing clinical trials.

     Ronald P. McCaffrey, M.D., is Professor of Medicine, and Head of the Developmental Therapeutics Unit at Boston University School of Medicine. Dr. McCaffrey has published more than 100 papers in the general field of cancer biology and treatment, with particular emphasis on leukemia and lymphoma. For the past five years he has been Chairman of the Committee on Medical and Scientific Affairs at the Leukemia Society of America, and a member of several professional journal editorial boards.

     Dietmar W. Siemann, Ph.D., is Professor and Associate Chair for Research in the Department of Radiation Oncology at the University of Florida. Dr. Siemann is a tumor biologist who has a particular interest in the interface between the laboratory and the clinic. He has published more than 135 papers in the areas of the tumor microenvironmental and chemical modification of cancer treatments.

     Mark E. Smulson, Ph.D., is Professor of Biochemistry and Molecular Biology, Georgetown University Medical Center, Washington, D.C., and is co-director of the University's Lombardi Cancer Center's Program of ADP-Ribosylation and Radiation Biology. Dr. Smulson has published over 200 papers and chapters on the molecular biology aspects of the ADPRT (PARP) repair enzyme and its gene. Recently, he was involved in the first purification of apopain (Caspase-3), which cleaves PARP during programmed cell death (apoptosis), and has continued to study the regulatory involvement of PARP, in the latter process in human osteosarcoma cells and PARP knockout murine cells.

     Alan Sugar, M.D., is Professor of Medicine, Boston University School of Medicine, Boston, MA, and is Director of the Clinical Mycology Center at Boston Medical Center. Dr. Sugar is an infectious diseases physician who specializes in medical mycology, which are diseases caused by fungi. His research interests include pre-clinical and clinical antifungal drug development and the mechanisms of action of antifungal drugs. He has published over 100 papers and book chapters and is the co-author of a book on medical mycology.


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

     The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, Agouron Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Ciba-Geigy Ltd., Eli Lilly and Company, Glaxo Wellcome PLC, Johnson & Johnson, Matrix Pharmaceuticals, Inc., NeoPharm, Inc., Pharmacyclics, Inc., Pierre Fabre S.A. and U.S. Bioscience Inc., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials. The Company is also aware of companies engaged in the research, development and testing of diagnostic assays for cancer, including Introgen Therapeutics, Inc., AntiCancer Inc., Transgene S.A. and Medarex Inc. There are other companies that have developed, or are in the process of developing, technologies that are, or in the future may be, the basis for competitive products in the field of cancer therapy or other products the Company intends to develop. Some of those products may have an entirely different approach or means of accomplishing the same desired effects as the products being developed by the Company, such as gene transfer therapy, immunotherapy and photodynamic therapy. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective, safer or more affordable than those being developed by the Company.

     Radiation therapy has been increasingly accepted as a complement to chemotherapy in a multi-modality treatment of NSCLC. Further, a number of organizations have developed new chemotherapeutic regimens that are under study in late-stage clinical trials. To the best knowledge of the Company, however, none of those organizations is, and none of the new forms of non-surgical cancer treatment currently under development and in clinical trials appears to be, directly competitive with Neu-Sensamide(TM) or Oxi-104 as a sensitizer.

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


Risk Factors

     This Annual Report contains, in addition to historical information, forward-looking statements that involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere in this Annual Report.

     History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability. The Company, as a development stage enterprise, has experienced net losses every year since its inception and, as of December 31, 1997, had a deficit accumulated during the development stage of approximately $25.5 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Dependence  on  Others  for  Clinical  Development  and  Manufacturing  and
Marketing. The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Other than Dr. Ronald
W. Pero, Ph.D., the Company's Chief Scientific Officer, and two other employees, the Company does not directly employ any scientists or other laboratory personnel and all of its preclinical tests and clinical trials are subcontracted to and performed at the University of Lund, Sweden and at other centers in Europe and the United States, with the assistance of research and consulting firms. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting preclinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Although the Company considers its relations with existing collaborative partners to be satisfactory, all its current arrangements are short term in nature. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to explore license and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

     Clinical Trials; Government Regulation and Health Care Reform; Managed Care. The Company's research and development activities, preclinical testing and clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "--Product Development and Regulatory Processes." Preclinical testing and clinical trials and manufacturing and marketing of OXiGENE's products are and will continue to be subject to the rigorous testing and approval processes of the FDA, the Swedish Medical Products Agency and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any products developed by OXiGENE or that a product, if approved in one country, will be approved in other countries. See "--Product Development and Regulatory Processes." Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Additionally, further government regulation may be established which could prevent or delay regulatory approval of the Company's products. Further, the U.S. Congress continues to debate various health care reform proposals which, if adopted, may have a material adverse effect on the Company. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies.

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

     Dependence on Patents and Proprietary Technology. To date, OXiGENE's initial products, Sensamide(TM) and Neu-Sensamide(TM), have been based on certain available compounds that are produced by others. The Company anticipates that products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers and/or for any specific uses it discovers for new or previously known compounds, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes may continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

     The  Company's  success  will  depend,  in part,  on its  ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 8, 1998, the Company is the assignee of four granted U.S. patents, five pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and all five of the pending U.S. applications. In addition, the Company will be the assignee of a U.S. provisional patent application filed in 1997, and of international and foreign counterparts thereof expected to be filed in 1998. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued, that any issued patents will provide the Company with competitive protection or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, particularly in Sweden, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products, although the Company is not aware of any such assertions or any basis therefor. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around such patents. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company generally requires employees, Scientific Advisory Board members and the institutions that perform its preclinical and clinical tests (though not the employees of such institutions) to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by such employees shall be the exclusive property of the Company. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "--Patents and Trade Secrets."

     Dependence  on Certain  Officers  and  Directors  and  Others.  The Company
believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers and directors, particularly Dr. Bjorn Nordenvall, its Chief Executive Officer, Dr. Claus Moller, its Chief Medical Officer, and Dr. Ronald Pero, its Chief Scientific Officer. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, particularly the University of Lund, Lund, Sweden, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Dr. Pero is a Professor of Molecular Ecogenetics at the University of Lund. The Company benefits indirectly from certain research grants received by Dr. Pero. The Company is materially dependent on the research and development efforts of Dr. Pero and his various relationships and affiliations, the loss of which could have a material adverse effect on the Company's business. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

     Product Liability Exposure; Limited Insurance Coverage. The use of the Company's products in clinical trials and for commercial applications, if any, may expose the Company to liability claims, in the event such products cause injury, disease or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although the Company has obtained liability insurance coverage for its ongoing clinical trials, and there can be no assurance that such coverage will be in amounts sufficient to protect the Company against claims or recalls that could have a material adverse effect on the financial condition and prospects of the Company. Further, adverse product and similar liability claims could negatively impact the Company's ability to obtain or maintain regulatory approvals for its technology and products.

     Price Volatility of the Common Stock. The market price of the Common Stock has been, and likely will continue to be, highly volatile as frequently is the case with the publicly-traded securities of pharmaceutical research and development companies. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors such as results of clinical trials, announcements of research developments and results by the Company or its competitors and government regulatory action affecting the Company's products in both the United States and foreign countries have had, and may continue to have, a significant effect on the Company's business and on the market price of the Common Stock. As of December 31, 1997, an aggregate of 49,612 Stock appreciation rights ("SARs"), with a weighted average exercise price of $7.19 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, substantially all of the shares of Common Stock issuable upon exercise of outstanding options, SARs and warrants have been registered and may be sold from time to time hereafter. Such sales, as well as future sales of Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Common Stock. The price and liquidity of the Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects thereof may differ between those markets.

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

                             GLOSSARY OF SCIENTIFIC TERMS

Anti-emetic                  A drug which controls nausea and vomiting

Apoptosis                    A natural programmed cell death not  involving cell
                             replication

CD4 cell counts              A sub-set of white blood cells directly involved in
                             the natural protection against diseases

CGMP standards               Current  good   manufacturing  practice   standards
                             required for regulatory affairs

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

Genetic blueprint            The code  that  tells  cells  what to do and how to
                             function

Genetic lesions              Damage to the DNA or in the genetic blueprint

i.m.                         Intramuscular

Immune deficiencies          Suppression  of the cells that fight disease within
                             the body

IND An "Investigational New Drug" application filed with the U.S. Food and Drug Administration that permits the administration of compounds to humans in clinical trials

In vivo-exposed spleen       Spleen  cells are  exposed in the animal then taken
and cell                     out for testing

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

Randomized clinical trial    A  clinical   trial  in  which  the  allocation  of
                             patients to treatment groups is made on a random basis

Sensitization                The process that  renders a tumor more  susceptible
                             to damage by radiation or chemotherapy

Serum thiol level            The  level  of  compounds  in serum that react with
                             oxidative stress

2.   PROPERTIES.

     In conjunction with the set-up of a laboratory facility at Boston Medical Center, and in order to monitor the recently-commenced clinical trials in the United States the Company closed its office in New York, New York, and relocated its executive offices to Boston, Massachusetts. The Boston office lease has a current annual rent of approximately $63,000 and expires on April 30, 2002, but may be terminated at any time by the Company upon six months' written notice and payment of a cancellation fee. In connection with the listing of its Common Stock on the Stockholm Stock Exchange, the Company opened an executive office in Stockholm, Sweden. The Stockholm office is leased at an annual rate of approximately $41,000, and the lease expires on September 30, 2000. The Company also leases an office at the Ideon Research Park in Lund, Sweden. The lease expires on March 31, 2000, and the annual rent is approximately $42,000. The Company does not own or lease any laboratories or other research and development facilities.


3.   LEGAL PROCEEDINGS.

     There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.


4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1997.

Executive Officers of the Company

     The executive officers of the Company and their ages at December 31, 1997, were as follows:

Name                             Age     Position
----                             ---     --------
Bjorn Nordenvall, M.D., Ph.D..   45      Chief Executive Officer, President and
                                         Chairman of the Board of Directors

Claus Moller, M.D., Ph.D......   35      Chief Medical Officer and a Director

Ronald W. Pero, Ph.D..........   57      Chief Scientific Officer and a Director

Bo Haglund....................   45      Chief Financial Officer

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

     Claus Moller, M.D., Ph.D. was appointed as a Director in March 1995 and became the Company's Chief Medical Officer in March 1995. Since April 1, 1994, Dr. Moller has served as a consultant to the Company, responsible for coordinating the Company's European clinical trials. Dr. Moller is a director and a principal shareholder of IPC Nordic A/S, a Danish pharmaceutical consulting firm. From 1989 to 1994, Dr. Moller was medical director for Synthelabo Scandinavia A/S, a Danish pharmaceutical company, and from 1983 to 1992, he was involved in cell biology and biomedical research at the University of Copenhagen, Denmark.

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

     Bo Haglund was appointed Chief Financial Officer in August 1996. From January 1992 to August 1996, Mr. Haglund was employed by D. Carnegie AB ("Carnegie") in various capacities, most recently heading its London operations, focusing on the marketing of Nordic securities to U.K. investors. Prior to joining Carnegie, from November 1990 to January 1992, Mr. Haglund was executive vice president and chief financial officer of Swedish Exploration Consortium AB, a Swedish publicly-traded company engaged in oil and gas exploration. From January 1988 to October 1990, Mr. Haglund was vice president finance of Cool Carriers AB, a shipping company, and from April 1982 to December 1987, he was chief financial officer of Gulf Agency Group, a ship brokerage company.



                                     PART II


5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective November 19, 1996, the Company's Common Stock and Warrants commenced trading on the Nasdaq National Market under the symbols "OXGN" and "OXGNW," respectively. Prior thereto, since the completion of the Company's initial public offering in August 1993, the Company's securities had been listed for quotation on the Nasdaq Small-Cap Market. The Company's shares of Common Stock are also traded on the Stockholm Stock Exchange in Sweden. The following table sets forth the high and low per share and per warrant prices for the Company's Common Stock and Warrants for each quarterly period within the two most recent fiscal years.

                           Common Stock                         Warrants
                           ------------                         ---------

Calendar Year            High         Low                 High            Low
-------------            ----         ---                 ----            ---

1996
First Quarter           $23.38       $ 9.25              $15.50         $ 2.88
Second Quarter           32.63        17.63               24.00          10.25
Third Quarter            27.00        17.00               18.00           8.63
Fourth Quarter           26.70        22.00               15.50          11.00

1997
First Quarter           $36.25       $22.63              $26.25         $12.25
Second Quarter           35.00        26.25               25.25          15.56
Third Quarter            41.88        24.00               29.25          15.25
Fourth Quarter           29.25        15.25               18.50           6.50



     As of March 24, 1998, there were 34 holders of record of the Company's Common Stock and two holders of record of the Company's Warrants. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 1997 Annual Meeting of Stockholders, that there are more than 5,000 beneficial owners of its Common Stock.

     The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.   SELECTED FINANCIAL DATA.

                          Summary Financial Information
                                  OXiGENE, Inc.
                          (A development stage company)


                                               1993                 1994             1995                 1996                 1997
                                    ------------------------------------------------------------------------------------------------

Statement of Operations Data:

Revenues:
  Research income                                 -                    -                -                    -                    -
  Interest income                            50,897              265,440          420,949              684,039            2,217,467
                                    ------------------------------------------------------------------------------------------------
    Total revenues                           50,897              265,440          420,949              684,039            2,217,467

Operating Expenses:
  Research and development                  879,195            1,764,462        2,843,593            4,822,834            7,281,504
  General and administrative              1,191,714            1,340,737        1,295,191            1,819,638            3,046,484
                                    ------------------------------------------------------------------------------------------------
    Total operating expenses              2,070,909            3,105,199        4,138,784            6,642,472           10,327,988
                                    ------------------------------------------------------------------------------------------------

Net loss                                (2,020,012)          (2,839,759)      (3,717,835)          (5,958,433)          (8,110,521)
                                    ================================================================================================

Net loss per common share                    (0.50)               (0.56)           (0.63)               (0.80)               (0.83)

Weighted average number of
  common shares outstanding
  (in thousands)                              4,026                5,037            5,876                7,440                9,770



                                               1993                 1994             1995                 1996                 1997
                                    ------------------------------------------------------------------------------------------------

Balance Sheet Data:

Cash and cash equivalents                 7,516,941            1,193,999       10,406,605           40,517,182           40,136,662
Securities available for sale                     0            3,291,128          502,020                    0                    0
Working capital                           7,207,265            4,447,080       10,510,024           40,418,846           39,889,394
Total assets                              7,550,838            4,770,951       11,227,251           41,168,759           41,152,357
Total liabilities                           309,970              290,969          670,077              650,001              951,088
Deficit accumulated during
  the development stage                 (4,842,280)          (7,682,039)     (11,399,874)         (17,358,307)         (25,468,828)
Total stockholders' equity                7,240,866            4,479,982       10,557,174           40,518,758           40,201,269


7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.

Overview

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $25.5 million for the period from its inception through December 31, 1997.

     OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of December 31, 1997, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. During the years ended December 31, 1997 and 1996, the Company had no revenues, except for approximately $2.2 million and $0.7 million of interest income, respectively. The increase in interest income is attributable to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange ("SSE"), which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the year. See "Liquidity and Capital Resources." The Company's total operating expenses for the year ended December 31, 1997 increased to approximately $10.3 million from approximately $6.6 million for the comparable 1996 period. Research and development expenses for those years were approximately $7.3 million and $4.8 million, respectively. Research and development expenditures are net of a credit for financial reporting purposes of approximately $0.2 million related to stock appreciation rights ("SARs") previously granted to certain clinical investigators. Research and development expenditures for 1996 included a charge for financial reporting purposes of approximately $1.0 million with respect to such SARs. This charge was recorded because the market value per share of Common Stock on December 31, 1997 ($17.50) exceeded the exercise price of stock appreciation rights previously granted by the Company to certain clinical investigators and consultants. Without giving effect to such charge, research and development expenses increased by approximately $3.7 million compared to the comparable 1996 period. The increase is primarily attributable to research and development expenditures related to the Company's third generation sensitizer OXi-104, Cordycepin, Combretastatin and its ongoing clinical trial program. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding stock appreciation rights, research and development expenses have fluctuated, and are expected to continue to fluctuate, from year to year. General and administrative expenses for the year ended December 31, 1997 increased to approximately $3.0 million from approximately $1.8 million for the comparable 1996 period. The increase in general and administrative expenses is primarily attributable to: (i) the Company's participation in scientific symposium, particularly the ECCO conference held in September 1997, in Hamburg, Germany, where the Company released the first preliminary data of its Sensamide(TM) study in patients with NSCLC, and other promotion activities, (ii) establishing a clinical trial and research coordination center in Boston, Massachusetts, and (iii) an increase in the number of staff required to monitor the Company's clinical trials, and a general increase in expenses due to a higher level of business activities. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been to minimize the number of employees and to use outside consultants to the extent practicable. OXiGENE expects that its clinical trial expenses will increase as it proceeds with and expands the Neu-Sensamide(TM) clinical trial program and it initiates research and clinical trials on new compounds, including OXi-104, Combretastatin and Cordycepin.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. OXiGENE had no revenues, except for approximately $0.7 million and $0.4 million of interest income in the years ended December 31, 1996 and 1995, respectively. The increase in interest income is attributable to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange ("SSE"), which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the year. Total operating expenses for the year ended December 31, 1996 increased to approximately $6.6 million from approximately $4.1 million for the comparable 1995 period. Research and development expenses for the year ended December 31, 1996 increased to approximately $4.8 from approximately $2.8 for the comparable 1995 period. General and administrative expenses for the year ended December 31, 1996 increased to approximately $1.8 from approximately $1.3 for the comparable 1995 period. The increase in operating expenses is primarily due to (i) the costs and expenses associated with an expansion of the clinical trial program,
(ii) increases in research and development activities in connection with OXiGENE's new compounds, (iii) investment banking fees paid to D. Carnegie AB ("Carnegie"), and (iv) expenses related to the establishing of an office in Stockholm. The increase in research and development expenses was partly attributable to an increase in the charge for financial reporting purposes of approximately $1.0 million related to SARs previously granted to certain clinical investigators.


Liquidity and Capital Resources

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of December 31, 1997, has an accumulated deficit of approximately $25.5 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings, and from the exercise of outstanding options and warrants.

     OXiGENE had cash and cash equivalents of approximately $40.1 million and $40.5 million at December 31, 1997 and December 31, 1996, respectively. This relatively small decrease in cash and cash equivalents is due to the receipt by OXiGENE of approximately $7.9 million from the exercise of outstanding options and warrants during the year ended December 31, 1997, which almost offset the net cash used in operating activities during that year.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. Quarterly payments are being made to the University of Lund, Lund, Sweden, for preclinical research and clinical trials. For the years ended December 31, 1997, 1996, and 1995, the amount of such retainer was approximately $1.0 million, $0.3 million, and $0.2 million, respectively. In late 1991, OXiGENE engaged Cato Research, Ltd., an independent clinical research firm in Durham, North Carolina ("Cato"), to, among other things, monitor OXiGENE's clinical trials. The amount billed to OXiGENE by Cato during the years ended December 31, 1997, 1996, and 1995 was approximately $0.2 million, $0.3 million, and $0.7 million, respectively. The continuous decrease in the amount billed by Cato prior to 1997 is due to the completion of the Company's Phase II/III clinical trial of Sensamide(TM). In May 1996, OXiGENE in collaboration with ILEX(TM) Oncology Inc. ("ILEX"), a contract research organization in San Antonio, Texas, established a large-scale synthesis of OXi-104 in accordance with FDA current U.S. Good Laboratory Practice standards ("cGLP"). In the year ended December 31, 1997 and 1996, the Company paid ILEX approximately $1.6 and $0.9 million, respectively. The increase in the amounts paid to ILEX reflects the research and development with respect to OXi-104 and Combretastatin, a compound that in preclinical studies indicates toxicity toward tumor vasculature. The Company expects that the amounts payable to ILEX will increase from time to time.

     OXiGENE anticipates that the cash and cash equivalents at December 31, 1997, and income it will earn thereon should be sufficient to satisfy the Company's projected cash requirements for approximately the next 30 months.

     However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the cost of filing, prosecuting, and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it might have to seek substantial additional private or public financing or enter into a collaborative arrangement with one or more third parties to complete the development of any product or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all.

     OXiGENE had no material commitments for capital expenditures as of December 31, 1997.

Impact of Year 2000

     The Company has completed a preliminary assessment to determine if its computer system will function properly with respect to dates in the year 2000 and thereafter. Based on that assessment the Company believes that its computer systems are year 2000 compliant.


8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this report.


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 5, 1998. The information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company," and is incorporated by reference into this Item 10.

11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 5, 1998.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 5, 1998.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 5, 1998.

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

         2.       Financial Statement Schedules

                  None.

         3.       Exhibits


         Exhibit
         Number          Description
         --------        -----------

         3.1             Restated    Certificate   of   Incorporation   of   the
                         Registrant.*

         3.2             By-Laws of the Registrant.*

         3.3             Certificate    of   Amendment   of    Certificate    of
                         Incorporation.***

         4.1 Representatives' Warrant Agreement (including form of Representatives' Warrant Certificate), dated August 26, 1993, between the Company and RAS Securities Corp.*

         4.2             Warrant   Agreement    (including   form   of   Warrant
                         Certificate),   dated  August  26,  1993,  between  the
                         Company and America Stock Transfer & Trust Company.*

         10.1 Patent License Agreement dated as of October 7, 1991 between Preventive Medicine Institute and Bio-Screen, Inc.*

         10.2 Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*

         10.3 Employment Agreement, dated as of April 4, 1997, between Registrant and Dr. Ronald W. Pero.

         10.4 Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.**

         10.5 Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB.**

         10.6 Consulting Agreement, dated as of August 1, 1995, between Registrant and IPC Nordic A/S.**

         10.7            OXiGENE 1996 Stock Incentive Plan.***

         10.8 Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.

         10.9 Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. Portions of this Exhibit have been omitted pursuant to a request for Confidential Treatment filed with the Commission simultaneously with the filing of this Annual Report.

         10.10           Office  Lease,   dated   February  26,  1997,   between
                         Registrant   and  Copley   Place   Associates   Nominee
                         Corporation.

         10.11 Employment Agreement, dated as of April 4, 1997, between Registrant and Dr. Claus Moller.

         23              Consent of Ernst & Young, LLP.

         27              Financial Data Schedule.

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


(b)      Reports on Form 8-K.

         The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OXiGENE, INC.


                                             By:/S/ BJORN NORDENVALL
                                                      Bjorn Nordenvall
                                                      President and
                                                        Chief Executive Officer
                                                      April 14, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                  Title                                      Date
         ---------                                  -----                                      ----

/S/ BJORN NORDENVALL                  President, Chief Executive Officer               April 14, 1998
---------------------------           and Director (principal executive
Bjorn Nordenvall                                    officer)
                                                   officer)

/S/ BO HAGLUND                             Chief Financial Officer                     April 14, 1998
---------------------------
Bo Haglund


/s/ MARVIN H. CARUTHERS                            Director                             April 14, 1998
---------------------------
Marvin H. Caruthers


                                                   Director                            April   , 1998
---------------------------
Michael Ionata


/S/ CLAUS MOLLER                                   Director                            April 14, 1998
---------------------------
Claus Moller


/S/ RONALD W. PERO                                 Director                            April 14, 1998
---------------------------
Ronald W. Pero


/S/ PER-OLOF SODERBERG                             Director                            April 14, 1998
---------------------------
Per-Olof Soderberg


/S/ GERALD A. EPPNER                               Director                            April 14, 1998
---------------------------
Gerald A. Eppner