Form 10-K/A
period 1997-12-31
OXIGENE INC
filed 1998-04-17
CIK 908259

FORM 10-K/A-1

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

                                  OXiGENE, Inc.
                          (A development stage company)





                    List of Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in
Item 8:

Report of Independent Auditors...........................................F-2
Consolidated Balance Sheets--December 31, 1997 and 1996..................F-3
Consolidated Statements of Operations--Years Ended December
   31, 1997, 1996 and 1995 and the Period from February 22,
   1988 (Inception) through December 31, 1997 (Unaudited)................F-4
Consolidated Statements of Stockholders' Equity
   (Deficit)--Years  Ended December 31, 1997, 1996, 1995, 1994, 1993,
   1992, 1991 and 1990  (Unaudited),  and the Period from February 22
   (Inception)  through December 31, 1989 (Unaudited)....................F-5
Consolidated Statements of Cash Flows--Years Ended December
   31, 1997, 1996 and 1995 and the Period from February 22,
   1989 (Inception) through December 31, 1997 (Unaudited)................F-15
Notes to Consolidated Financial Statements...............................F-16


Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
OXiGENE, Inc.


     We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. (a development stage company) at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                              ERNST & YOUNG LLP

New York, New York
January 12, 1998

                                  OXiGENE, Inc.
                          (A development stage company)

                           Consolidated Balance Sheets

                                                December 31
                                            1996              1997
                                    ----------------------------------
Assets
Current assets:
   Cash and cash equivalents          $  40,517,182    $  40,136,662
   Prepaid expenses                         194,628          341,912
   Interest receivable                      280,411          300,636
   Other                                     76,626           61,272
                                      -------------    -------------

Total current assets                     41,068,847       40,840,482

Furniture, fixtures and equipment,          143,652          357,876
   at cost
                                      -------------    -------------
Accumulated depreciation                    (53,340)        (125,601)
                                             90,312          232,275
Deposits                                      9,600           79,600

                                      -------------    -------------
Total assets                           $ 41,168,759    $  41,152,357
                                      -------------    -------------


Liabilities and stockholders'
   equity
Current liabilities:
   Accounts payable and accrued
     expenses:
     Accrued expenses                $      225,995    $     778,606
     Other payables                         424,006          172,482
                                      -------------    -------------
Total current liabilities                   650,001          951,088

Commitments (Note 4)

Stockholders' equity (Note 2):
 Common stock, $.01 par value:
     Authorized shares--
       60,000,000 shares at
       December 31, 1996
       60,000,000 shares at
       December 31, 1997
     Issued and outstanding shares--
       9,052,343 shares at
       December 31, 1996;                    90,523          101,858
       10,185,765 shares at
       December 31, 1997
   Additional paid-in capital            57,673,667       65,348,603
   Deficit accumulated during the       (17,358,307)     (25,468,828)
     development stage
   Foreign currency translation             112,875          219,636
     adjustment
                                      -------------    -------------
Total stockholders' equity               40,518,758       40,201,269
                                      -------------    -------------
Total liabilities and                 $  41,168,759    $  41,152,357
   stockholders' equity
                                      =============   ==============

See accompanying notes.


                                  OXiGENE, Inc.
                          (A development stage company)

                      Consolidated Statements of Operations


                                                                             Period from
                                                                          February 22, 1988
                                                                             (inception)
                                        Year ended December 31                 through
                                  1995           1996           1997      December 31, 1997
                                  ----           ----           ----      -----------------
                                                                             (Unaudited)

Revenues
Research income               $          -   $          -     $         -       $    31,000
Interest income                    420,949        684,039       2,217,467          3,648,747
                                   -------        -------       ---------          ---------
                                   420,949        684,039       2,217,467          3,679,747

Operating expenses
 Research and development:
   CATO Research, Ltd.             739,994        318,210         166,640          2,950,073
     (Note 5)
   Other                         2,103,599      4,504,624       7,114,864         16,224,025
                                 ---------      ---------       ---------         ----------
Total research and               2,843,593      4,822,834       7,281,504         19,174,098
   development
General and administrative
   (including related party
   transactions of
   approximately $72,000,
   $336,000 and $494,000 in      1,295,191      1,819,638       3,046,484          9,974,477
   1995, 1996 and 1997)
   (Note 5)

Total operating expenses         4,138,784      6,642,472      10,327,988         29,148,575
                                 ---------      ---------      ----------         ----------
Net loss                       $(3,717,835)  $ (5,958,433)   $ (8,110,521)     $(25,468,828)
                               ===========   ============    ============      ============

Net loss per common share         $(.63)         $(.80)         $(.83)
Weighted average number of
   common shares outstanding     5,876,295      7,439,616       9,770,364

See accompanying notes.

                                  OXiGENE, Inc.
                          (a development stage company)
                  Statements of Stockholders' Equity (Deficit)
                                    (Note 2)

                                                                                           Common Stock,
                                                                                          $.01 Par Value
                                                                                 ---------------------------
                                                                 Date                  Shares        Amounts
                                                            ------------------------------------------------------
Issuance of common stock in exchange for
   transfer of patent application ownership
   to the Company by an officer/director                        May 1988           380,000         $  3,800
   recorded at no value, which reflects
   transferor's basis (unaudited)

Issuance of common stock at approximately                      June 1988           271,033            2,710
   $0.74 per share (unaudited)

Issuance of common stock in exchange for the
   outstanding common stock of Bio-Screen                    August 1988           100,000            1,000
   Inc. (unaudited)

Net loss for period from February 22, 1988
   (inception) through                                                                   -                -
   December 31, 1988 (unaudited)

                                                                             ----------------------------------------
Balance at December 31, 1988 (unaudited)                                           751,033            7,510

Issuance of common stock at approximately                   January 1989           271,033            2,710
   $0.74 per share (unaudited)

Net loss for 1989 (unaudited)                                                            -                -

                                                                             ----------------------------------------
Balance at December 31, 1989 (unaudited)                                         1,022,066           10,220

Issuance of common stock at approximately                  March 1990 to
   $0.74 per share                                         December 1990           257,487            2,575

Common stock subscribed                                    December 1990                 -                -

Net loss for 1990                                                                        -                -

                                                                             ----------------------------------------
Balance at December 31, 1990                                                     1,279,553           12,795

Issuance of common stock at approximately                   January 1991            13,547              136
   $0.74 per share

Issuance of common stock                                   February 1991           330,000            3,300
   at $0.71 per share

Issuance of common stock at approximately                    August 1991           100,000            1,000
   $1.50 per share

Issuance of common stock at                                December 1991           220,000            2,200
   $1.95 per share

Net loss for 1991                                                                        -                -
                                                                             ----------------------------------------
Balance at December 31, 1991                                                     1,943,100           19,431

Issuance of common stock at
   1.95 per share, net of issuance                         December 1992           985,000            9,850
   costs of approximately $121,000

Net loss for 1992                                                                        -                -
                                                                             ----------------------------------------
Balance at December 31, 1992                                                     2,928,100           29,281

                                                                    Common Stock Subscribed             Additional
                                                              --------------------------------           Paid-In
                                                                Shares                   Amount          Capital
                                                              -------------------------------------------------------
Issuance of common stock in exchange for
   transfer of patent application ownership
   to the Company by an officer/director                         -                    $      -           $ (3,800)
   recorded at no value, which reflects
   transferor's basis (unaudited)

Issuance of common stock at approximately                        -                           -            197,290
   $0.74 per share (unaudited)

Issuance of common stock in exchange for the
   outstanding common stock of Bio-Screen                        -                           -             (1,000)
   Inc. (unaudited)

Net loss for period from February 22, 1988
   (inception) through                                           -                           -                  -
   December 31, 1988 (unaudited)

                                                          ------------------------------------------------------------
Balance at December 31, 1988 (unaudited)                         -                           -            192,490

Issuance of common stock at approximately                        -                           -            197,290
   $0.74 per share (unaudited)

Net loss for 1989 (unaudited)                                    -                           -                  -
                                                          ------------------------------------------------------------

Balance at December 31, 1989 (unaudited)                         -                           -            389,780

Issuance of common stock at approximately
   $0.74 per share                                               -                           -            187,425

Common stock subscribed                                     13,547                      10,000                  -

Net loss for 1990                                                -                           -                  -

                                                          ------------------------------------------------------------
Balance at December 31, 1990                                13,547                      10,000            577,205

Issuance of common stock at approximately                  (13,547)                    (10,000)             9,864
   $0.74 per share

Issuance of common stock at                                      -                           -            230,033
   $0.71 per share

Issuance of common stock at approximately                        -                           -            149,000
   $1.50 per share

Issuance of common stock at                                      -                           -            426,800
   $1.95 per share

Net loss for 1991                                                -                           -                  -

Balance at December 31, 1991                                     -                           -          1,392,902

                                                          ------------------------------------------------------------
Issuance of common stock at
   $1.95 per share, net of issuance costs of                     -                           -          1,789,866
   approximately $121,000

Net loss for 1992                                                -                           -                  -

                                                          ------------------------------------------------------------
Balance at December 31, 1992                                     -                           -          3,182,768


                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                   Deficit Accumulated During the                Foreign Currency
                                                         Development Stage                    Translation Adjustment
                                                 --------------------------------------------------------------------
Issuance of common stock in exchange for
   transfer of patent application ownership
   to the Company by an officer/director                        $         -                      $     -
   recorded at no value, which reflects
   transferor's basis (unaudited)

Issuance of common stock at approximately                                 -                            -
   $0.74 per share (unaudited)

Issuance of common stock in exchange for the
   outstanding common stock of Bio-Screen                                 -                            -
   Inc. (unaudited)

Net loss for period from February 22, 1988
   (inception) through December 31, 1988                          (185,962)                            -
   (unaudited)
                                                 --------------------------------------------------------------------
Balance at December 31, 1988 (unaudited)                          (185,962)                            -

Issuance of common stock at approximately                                 -                            -
   $0.74 per share (unaudited)

Net loss for 1989 (unaudited)                                     (179,119)                            -
                                                 --------------------------------------------------------------------
Balance at December 31, 1989 (unaudited)                          (365,081)                            -

Issuance of common stock at approximately                                 -                            -
   $0.74 per share


Common stock subscribed                                                   -                            -

Net loss for 1990                                                 (326,648)                            -
                                                 --------------------------------------------------------------------
Balance at December 31, 1990                                      (691,729)                            -

Issuance of common stock at approximately                                 -                            -
   $0.74 per share

Issuance of common stock at                                               -                            -
   $0.71 per share

Issuance of common stock at approximately                                 -                            -
   $1.50 per share

Issuance of common stock at                                               -                            -
   $1.95 per share

Net loss for 1991                                                 (501,872)                            -
                                                 --------------------------------------------------------------------
Balance at December 31, 1991                                    (1,193,601)                            -

Issuance of common stock at
   $1.95 per share, net of issuance costs of                              -                            -
   approximately $121,000

Net loss for 1992                                               (1,628,667)                            -
                                                 --------------------------------------------------------------------
Balance at December 31, 1992                                    (2,822,268)                            -





                                                                           Unrealized
                                                         Stock             Losses on                 Total
                                                      Subscription         Securities             Stockholders'
                                                        and Notes         Available for             Equity
                                                       Receivable             Sale                 (Deficit)
                                                    -----------------------------------------------------------

Issuance of common stock in exchange for
   transfer of patent application ownership
   to the Company by an officer/director            $      -             $       -              $         -
   recorded at no value, which reflects
   transferor's basis (unaudited)

Issuance of common stock at approximately                  -                     -                  200,000
   $0.74 per share (unaudited)

Issuance of common stock in exchange for
   the outstanding common stock of                         -                     -                        -
   Bio-Screen Inc. (unaudited)

Net loss for period from February 22, 1988
   (inception) through December 31, 1988                   -                     -                 (185,962)
   (unaudited)

Balance at December 31, 1988 (unaudited)                   -                     -                   14,038

Issuance of common stock at approximately                  -                     -                  200,000
   $0.74 per share (unaudited)

Net loss for 1989 (unaudited)                              -                     -                 (179,119)
Balance at December 31, 1989 (unaudited)                   -                     -                   34,919

Issuance of common stock at approximately                  -                     -                  190,000
   $0.74 per share


Common stock subscribed                              (10,000)                    -                        -

Net loss for 1990                                          -                     -                 (326,648)

Balance at December 31, 1990                         (10,000)                    -                 (101,729)

Issuance of common stock at approximately             10,000                     -                   10,000
   $0.74 per share

Issuance of common stock at $0.71 per share                -                     -                  233,333

Issuance of common stock at approximately                  -                     -                  150,000
   $1.50 per share

Issuance of common stock at $1.95 per share                -                     -                  429,000

Net loss for 1991                                          -                     -                 (501,872)

Balance at December 31, 1991                               -                     -                  218,732

Issuance of common stock at $1.95 per
   share, net of issuance costs of                  (360,750)                    -                1,438,966
   approximately $121,000

Net loss for 1992                                          -                     -               (1,628,667)
                                                   ---------------------------------------------------------
Balance at December 31, 1992                        (360,750)                    -                   29,031


                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                                                       Common Stock,
                                                                                      $.01 Par Value
                                                                            -----------------------------------------
                                                       Date                  Shares                 Amounts
                                                   ------------------------------------------------------------------

 Issuance of common stock at $1.95 per             January 1993 to
   share, net of issuance costs of                 February 1993             445,000                $     4,450
   approximately $136,500

 Repayment of notes receivable                     January 1993                    -                          -

 Issuance of warrants and options as
   compensation to certain directors to
   purchase 180,000 and 10,000 shares              May 1993                        -                          -
   of common stock, respectively, at
   $1.95 per share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                 September 1993          1,500,000                     15,000
   approximately $1,836,000

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                 October 1993              105,000                      1,050
   approximately $82,000

 Net loss for 1993                                                                 -                          -
                                                                       ----------------------------------------------
 Balance at December 31, 1993                                              4,978,100                     49,781

 Issuance of common stock at $1.95 per             April 1994                 80,000                        800
   share

 Net loss for 1994                                                                 -                          -
                                                                       ----------------------------------------------
 Unrealized losses on securities                                                   -                          -
   available-for-sale
                                                                       ----------------------------------------------
 Balance at December 31, 1994                                              5,058,100                     50,581

 Issuance of options as compensation to
   consultants to purchase 165,000                 June 1995                       -                          -
   shares of common stock at $6.00 per
   share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                 July 1995               1,666,700                     16,667
   approximately $524,000

 Issuance of common stock at $1.50 per             July 1995 to
   share (12,500) and $1.95 per share              December 1995              98,500                        985
   (86,000)

 Subscriptions for 5,000 shares of                 December 1995                   -                          -
   common stock at $1.95 per share

 Foreign currency translation                                                      -                          -
   adjustment for 1995

 Net loss for 1995                                                                 -                          -

 Unrealized gain on securities                                                     -                          -
   available-for-sale
                                                                       ----------------------------------------------
 Balance at December 31, 1995                                              6,823,300                     68,233

                                                         Common Stock Subscribed                  Additional
                                             -------------------------------------------           Paid-In
                                                       Shares                Amount                Capital
                                             ------------------------------------------------------------------------

 Issuance of common stock at $1.95 per
   share, net of issuance costs of                   -                      $  -                $    726,800
   approximately $136,500

 Repayment of notes receivable                       -                         -                           -

 Issuance of warrants and options as
   compensation to certain directors
   to purchase 180,000 and 10,000                    -                         -                     427,500
   shares of common stock,
   respectively, at $1.95 per share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                   -                         -                   7,149,247
   approximately $1,836,000

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                   -                         -                     547,050
   approximately $82,000

 Net loss for 1993                                   -                         -                           -
                                             ------------------------------------------------------------------------
 Balance at December 31, 1993                        -                         -                  12,033,365

 Issuance of common stock at $1.95 per               -                         -                     155,200
   share

 Net loss for 1994                                   -                         -                           -

 Unrealized losses on securities                     -                         -                           -
   available-for-sale
                                             ------------------------------------------------------------------------
 Balance at December 31, 1994                        -                         -                  12,188,565

 Issuance of options as compensation
   to consultants to purchase 165,000                -                         -                      20,625
   shares of common stock at $6.00 per
   share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                   -                         -                   9,460,009
   approximately $524,000

 Issuance of common stock at $1.50 per
   share (12,500) and $1.95 per share                -                         -                     185,465
   (86,000)

 Subscriptions for 5,000 shares of               5,000                        50                       9,700
   common stock at $1.95 per share

 Foreign currency translation                        -                         -                           -
   adjustment for 1995

 Net loss for 1995                                   -                         -                           -

 Unrealized gain on securities                       -                         -                           -
   available-for-sale
                                             ------------------------------------------------------------------------
 Balance at December 31, 1995                    5,000                        50                  21,864,364

                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                 Deficit
                                               Accumulated                Foreign                   Stock and
                                                 During the               Currency                Subscription
                                                Development             Translation                 and Notes
                                                   Stage                 Adjustment                 Receivable
                                         ----------------------------------------------------------------------------
 Issuance of common stock at $1.95
   per share, net of issuance costs        $          -             $        -                $       -
   of approximately $136,500

 Repayment of notes receivable                        -                      -                  360,750

 Issuance of warrants and options
   as compensation to certain
   directors to purchase 180,000                      -                      -                        -
   and 10,000 shares of common
   stock, respectively, at $1.95
   per share

 Issuance of common stock at $6.00
   per share, net of issuance costs                   -                      -                        -
   of  approximately $1,836,000

 Issuance of common stock at $6.00
   per share, net of issuance costs                   -                      -                        -
   of approximately $82,000

 Net loss for 1993                           (2,020,012)                     -                        -
                                         ----------------------------------------------------------------------------
 Balance at December 31, 1993                (4,842,280)                     -                        -

 Issuance of common stock at $1.95                    -                      -                        -
   per share

 Net loss for 1994                           (2,839,759)                     -                        -

 Unrealized losses on securities                      -                      -                        -
   available-for-sale

                                         ----------------------------------------------------------------------------
 Balance at December 31, 1994                (7,682,039)                     -                        -

 Issuance of options as
   compensation to consultants to                     -                      -                        -
   purchase 165,000 shares of
   common stock at $6.00 per share

 Issuance of common stock at $6.00
   per share, net of issuance costs                   -                      -                        -
   of approximately $524,000

 Issuance of common stock at $1.50
   per share (12,500) and $1.95 per                   -                      -                        -
   share (86,000)

 Subscriptions for 5,000 shares of                    -                      -                        -
   common stock at $1.95 per share

 Foreign currency translation                         -                 24,894                        -
   adjustment for 1995

 Net loss for 1995                           (3,717,835)                     -                        -

 Unrealized gain on securities                        -                      -                        -
   available-for-sale
                                         ----------------------------------------------------------------------------
 Balance at December 31, 1995               (11,399,874)                24,894                        -


                                                  Unrealized Losses on Securities       Total Stockholders' Equity
                                                           Available for
                                                                Sale                             (Deficit)
                                                 -----------------------------------------------------------------
 Issuance of common stock at $1.95 per
   share, net of issuance costs of                $      -                               $    731,250
   approximately $136,500

 Repayment of notes receivable                           -                                    360,750

 Issuance of warrants and options as
   compensation to certain directors to
   purchase 180,000 and 10,000 shares of                 -                                    427,500
   common stock, respectively, at $1.95
   per share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                       -                                  7,164,247
   approximately $1,836,000

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                       -                                    548,100
   approximately $82,000

 Net loss for 1993                                       -                                 (2,020,012)
                                                   ---------------------------------------------------------------

 Balance at December 31, 1993                            -                                  7,240,866

 Issuance of common stock at $1.95 per                   -                                    156,000
   share

 Net loss for 1994                                       -                                 (2,839,759)

 Unrealized losses on securities                   (77,125)                                   (77,125)
   available-for-sale

                                                   ----------------------------------------------------------------
 Balance at December 31, 1994                      (77,125)                                 4,479,982

 Issuance of options as compensation to
   consultants to purchase 165,000                       -                                     20,625
   shares of common stock at $6.00 per
   share

 Issuance of common stock at $6.00 per
   share, net of issuance costs of                       -                                  9,476,676
   approximately $524,000

 Issuance of common stock at $1.50 per
   share (12,500) and $1.95 per share                    -                                    186,450
   (86,000)

 Subscriptions for 5,000 shares of                       -                                      9,750
   common stock at $1.95 per share

 Foreign currency translation adjustment                 -                                     24,894
   for 1995

 Net loss for 1995                                       -                                 (3,717,835)

 Unrealized gain on securities                      76,632                                     76,632
   available-for-sale
                                                    -----------------------------------------------------------------
 Balance at December 31, 1995                         (493)                                10,557,174

                                  OXiGENE, Inc.
                          (a development stage company)
            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                                                          Common Stock,
                                                                                          $.01 Par Value
                                                                              ---------------------------------------
                                                                Date                Shares             Amounts
                                                       --------------------------------------------------------------
Issuance of common stock upon
   exercise of options, warrants
   or stock appreciation rights (SAR):

     At $1.95 per share                                January 1996                   5,000       $     50

     At $1.95 per share                                January 1996                  50,000            500

     At $1.95 per share                                March 1996                    95,000            950

     At $1.95 per share                                April 1996                    50,000            500

     At $7.25 per share                                June 1996                      2,500             25

     At $9.67 per share                                June 1996                    120,482          1,206

     At $1.95 per share                                June 1996                     75,000            750

     At $1.95 per share                                July 1996                     50,000            500

     At $5.50 per share                                July 1996                      5,000             50

     At $10.35 per share                               July 1996                     49,755            498

     At $7.25 per share                                July 1996                     10,000            100

     At $1.95 per share                                August 1996                   31,500            315

     At $7.25 per share                                August 1996                    2,500             25

     At $22.00 per share (SAR)                         August 1996                    5,129             51

     At $9.67 per share                                August 1996                  270,342          2,702

     At $21.00 per share (SAR)                         September 1996                 1,910             19

     At $11.54 per share                               October 1996                   8,560             86

     At $1.95 per share                                November 1996                  5,000             50

     At $6.25 per share                                November 1996                 50,000            500

     At $8.95 per share                                November 1996                 27,250            272

     At $7.25 per share                                November 1996                 42,150            422

     At $11.54 per share                               November 1996                 52,965            529

     At $15.74 per share                               November 1996                 69,000            690

Capital contribution by officer                        June 1996                          -              -

Public offering of common stock
   at $25.2732 per share, net of issuance
   costs of approximately $2,217,000                   November 1996              1,150,000         11,500

Foreign currency translation                                                              -              -
   adjustment for 1996

Net loss for 1996                                                                         -              -

Accrued stock appreciation rights                                                         -              -

Unrealized gain on securities                                                             -              -
   available-for-sale
                                                                              ---------------------------------------
Balance at December 31, 1996                                                      9,052,343         90,523


                                                                 Common Stock Subscribed             Additional
                                                       -----------------------------------------       Paid-In
                                                               Shares               Amount             Capital
                                                       -----------------------------------------------------------

Issuance of common stock upon
  exercise of options, warrants
  or stock appreciation rights (SAR):

     At $1.95 per share                                   (5,000)                $(50)                     $ -

     At $1.95 per share                                        -                    -                   97,000

     At $1.95 per share                                        -                    -                  184,300

     At $1.95 per share                                        -                    -                   97,000

     At $7.25 per share                                        -                    -                   18,100

     At $9.67 per share                                        -                    -                1,164,204

     At $1.95 per share                                        -                    -                  145,500

     At $1.95 per share                                        -                    -                   97,000

     At $5.50 per share                                        -                    -                   27,450

     At $10.35 per share                                       -                    -                  480,777

     At $7.25 per share                                        -                    -                   72,400

     At $1.95 per share                                        -                    -                   61,110

     At $7.25 per share                                        -                    -                   18,100

     At $22.00 per share (SAR)                                 -                    -                  112,789

     At $9.67 per share                                        -                    -                2,612,318

     At $21.00 per share (SAR)                                 -                    -                   40,091

     At $11.54 per share                                       -                    -                   98,714

     At $1.95 per share                                        -                    -                    9,700

     At $6.25 per share                                        -                    -                  312,000

     At $8.95 per share                                        -                    -                  243,615

     At $7.25 per share                                        -                    -                  370,021

     At $11.54 per share                                       -                    -                  610,796

     At $15.74 per share                                       -                    -                  943,710

Capital contribution by officer                                -                    -                   53,170

Public offering of common stock
   at $25.2732 per share, net of issuance
   costs of approximately $2,217,000                           -                    -               26,835,896

Foreign currency translation                                   -                    -                        -
   adjustment for 1996

Net loss for 1996                                              -                    -                        -

Accrued stock appreciation rights                              -                    -                1,103,542

Unrealized gain on securities                                  -                    -                        -
   available-for-sale
                                                       -----------------------------------------------------------
Balance at December 31, 1996                                   -                    -               57,673,667

                                  OXiGENE, Inc.
                          (a development stage company)
            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                       Deficit
                                                     Accumulated           Foreign                 Stock
                                                      During the           Currency           Subscription and
                                                      Development         Translation              Notes
                                                        Stage              Adjustment            Receivable
                                              -----------------------------------------------------------------------
Issuance of common stock upon
  exercise of options, warrants
  or stock appreciation rights (SAR):

     At $1.95 per share                         $          -               $        -       $     -
     At $1.95 per share                                    -                        -             -
     At $1.95 per share                                    -                        -             -
     At $1.95 per share                                    -                        -             -
     At $7.25 per share                                    -                        -             -
     At $9.67 per share                                    -                        -             -
     At $1.95 per share                                    -                        -             -
     At $1.95 per share                                    -                        -             -
     At $5.50 per share                                    -                        -             -
     At $10.35 per share                                   -                        -             -
     At $7.25 per share                                    -                        -             -
     At $1.95 per share                                    -                        -             -
     At $7.25 per share                                    -                        -             -
     At $22.00 per share (SAR)                             -                        -             -
     At $9.67 per share                                    -                        -             -
     At $21.00 per share (SAR)                             -                        -             -
     At $11.54 per share                                   -                        -             -
     At $1.95 per share                                    -                        -             -
     At $6.25 per share                                    -                        -             -
     At $8.95 per share                                    -                        -             -
     At $7.25 per share                                    -                        -             -
     At $11.54 per share                                   -                        -             -
     At $15.74 per share                                   -                        -             -

Capital contribution by officer                            -                        -             -

Public offering of common
   stock at $25.2732 per share,
   net of issuance costs of approximately                  -                        -             -
   $2,217,000

Foreign currency translation adjustment for                -                   87,981             -
   1996

Net loss for 1996                                 (5,958,433)                       -             -

Accrued stock appreciation rights                          -                        -             -

Unrealized gain on securities                              -                        -             -
   available-for-sale
                                              -----------------------------------------------------------------------
Balance at December 31, 1996                     (17,358,307)                 112,875             -

                                              Unrealized Losses on Securities    Total Stockholders'
                                                    Available for Sale            Equity (Deficit)
                                              ---------------------------------------------------------
Issuance of common stock upon
   exercise of options, warrants or
   stock appreciation rights (SAR):

     At $1.95 per share                           $    -                         $          -
     At $1.95 per share                                -                               97,500
     At $1.95 per share                                -                              185,250
     At $1.95 per share                                -                               97,500
     At $7.25 per share                                -                               18,125
     At $9.67 per share                                -                            1,165,410
     At $1.95 per share                                -                              146,250
     At $1.95 per share                                -                               97,500
     At $5.50 per share                                -                               27,500
     At $10.35 per share                               -                              481,275
     At $7.25 per share                                -                               72,500
     At $1.95 per share                                -                               61,425
     At $7.25 per share                                -                               18,125
     At $22.00 per share (SAR)                         -                              112,840
     At $9.67 per share                                -                            2,615,020
     At $21.00 per share (SAR)                         -                               40,110
     At $11.54 per share                               -                               98,800
     At $1.95 per share                                -                                9,750
     At $6.25 per share                                -                              312,500
     At $8.95 per share                                -                              243,887
     At $7.25 per share                                -                              370,443
     At $11.54 per share                               -                              611,325
     At $15.74 per share                               -                              944,400

Capital contribution by officer                        -                               53,170

Public offering of common
   stock at $25.2732 per share,
   net of issuance costs of approximately              -                           26,847,396
   $2,217,000

Foreign currency translation adjustment for            -                               87,981
   1996

Net loss for 1996                                      -                           (5,958,433)

Accrued stock appreciation rights                      -                            1,103,542

Unrealized gain on securities                        493                                  493
   available-for-sale
                                                   ------------------------------------------------------------------
Balance at December 31, 1996                           -                           40,518,758

                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                                                          Common Stock,
                                                                                          $.01 Par Value
                                                                               --------------------------------------
                                                                Date                Shares             Amounts
                                                       --------------------------------------------------------------
Issuance of common stock upon
   exercise of options, warrants or
   stock appreciation rights (SAR):

     At prices ranging from $25.50                     January 1997                   3,690       $     37
     to $32.25 (SAR)

     At $8.95 per share                                January 1997                  32,700            328

     At $11.54 per share                               January 1997                  34,240            343

     At $5.50 per share                                February 1997                 25,000            250

     At $7.25 per share                                February 1997                 45,000            450

     At $11.54 per share                               February 1997                 32,324            322

     At $34.50 per share (SAR)                         February 1997                    473              5

     At $5.50 per share                                March 1997                    15,000            150

     At $7.25 per share                                March 1997                     2,500             25

     At $11.54 per share                               March 1997                    52,930            529

     At $13.69 per share                               March 1997                    34,500            344

     At $33.50 per share (SAR)                         March 1997                       391              4

     At $1.95 per share                                April 1997                   285,000          2,850

     At $5.50 per share                                April 1997                    80,000            800

     At $7.25 per share                                April 1997                   100,000          1,000

     At $11.54 per share                               April 1997                    17,253            173

     At $5.50 per share                                May 1997                       5,000             50

     At $6.94 per share                                May 1997                       2,000             20

     At $7.00 per share                                May 1997                       5,000             50

     At $7.25 per share                                May 1997                       5,000             50

     At $11.54 per share                               May 1997                      13,979            140

     At $1.95 per share                                June 1997                     10,000            100

     At $5.50 per share                                June 1997                      5,000             50

     At $7.00 per share                                June 1997                      5,000             50



                                                                Common Stock Subscribed               Additional
                                                       -----------------------------------------        Paid-In
                                                               Shares               Amount              Capital
                                                       ------------------------------------------------------------

Issuance of common stock upon exercise
  of options, warrants or stock
  appreciation rights (SAR):

     At prices ranging from $25.50                             -                 $  -                 $ 98,023
     to $32.25 (SAR)

     At $8.95 per share                                        -                    -                  292,338

     At $11.54 per share                                       -                    -                  394,857

     At $5.50 per share                                        -                    -                  137,250

     At $7.25 per share                                        -                    -                  325,800

     At $11.54 per share                                       -                    -                  372,772

     At $34.50 per share (SAR)                                 -                    -                   16,345

     At $5.50 per share                                        -                    -                   82,350

     At $7.25 per share                                        -                    -                   18,100

     At $11.54 per share                                       -                    -                  610,401

     At $13.69 per share                                       -                    -                  471,856

     At $33.50 per share (SAR)                                 -                    -                   13,121

     At $1.95 per share                                        -                    -                  552,900

     At $5.50 per share                                        -                    -                  439,200

     At $7.25 per share                                        -                    -                  724,000

     At $11.54 per share                                       -                    -                  198,972

     At $5.50 per share                                        -                    -                   27,450

     At $6.94 per share                                        -                    -                   13,860

     At $7.00 per share                                        -                    -                   34,950

     At $7.25 per share                                        -                    -                   36,200

     At $11.54 per share                                       -                    -                  161,213

     At $1.95 per share                                        -                    -                   19,400

     At $5.50 per share                                        -                    -                   27,450

     At $7.00 per share                                        -                    -                   34,950

                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                        Deficit Accumulated
                                                            During the           Foreign Currency   Stock Subscription
                                                            Development            Translation           and Notes
                                                               Stage                Adjustment          Receivable
                                                       --------------------------------------------------------------
 Issuance of common stock upon exercise
   of options, warrants or stock
   appreciation rights (SAR):

     At prices ranging from $25.50 to                   $          -          $        -           $     -
     $32.25 (SAR)

     At $8.95 per share                                             -                   -                 -

     At $11.54 per share                                            -                   -                 -

     At $5.50 per share                                             -                   -                 -

     At $7.25 per share                                             -                   -                 -

     At $11.54 per share                                            -                   -                 -

     At $34.50 per share (SAR)                                      -                   -                 -

     At $5.50 per share                                             -                   -                 -

     At $7.25 per share                                             -                   -                 -

     At $11.54 per share                                            -                   -                 -

     At $13.69 per share                                            -                   -                 -

     At $33.50 per share (SAR)                                      -                   -                 -

     At $1.95 per share                                             -                   -                 -

     At $5.50 per share                                             -                   -                 -

     At $7.25 per share                                             -                   -                 -

     At $11.54 per share                                            -                   -                 -

     At $5.50 per share                                             -                   -                 -

     At $6.94 per share                                             -                   -                 -

     At $7.00 per share                                             -                   -                 -

     At $7.25 per share                                             -                   -                 -

     At $11.54 per share                                            -                   -                 -

     At $1.95 per share                                             -                   -                 -

     At $5.50 per share                                             -                   -                 -

     At $7.00 per share                                             -                   -                 -

                                                        Unrealized Losses on
                                                        Securities Available      Total Stockholders' Equity
                                                              for Sale                    (Deficit)
                                                        ----------------------------------------------------------
Issuance of common stock upon exercise of
  options, warrants or stock appreciation
  rights (SAR):

     At prices ranging from $25.50 to                       $   -                            $
     $32.25 (SAR)                                                                                98,060

     At $8.95 per share                                         -                               292,666

     At $11.54 per share                                        -                               395,200

     At $5.50 per share                                         -                               137,500

     At $7.25 per share                                         -                               326,250

     At $11.54 per share                                        -                               373,094

     At $34.50 per share (SAR)                                  -                                16,350

     At $5.50 per share                                         -                                82,500

     At $7.25 per share                                         -                                18,125

     At $11.54 per share                                        -                               610,930

     At $13.69 per share                                        -                               472,200

     At $33.50 per share (SAR)                                  -                                13,125

     At $1.95 per share                                         -                               555,750

     At $5.50 per share                                         -                               440,000

     At $7.25 per share                                         -                               725,000

     At $11.54 per share                                        -                               199,145

     At $5.50 per share                                         -                                27,500

     At $6.94 per share                                         -                                13,880

     At $7.00 per share                                         -                                35,000

     At $7.25 per share                                         -                                36,250

     At $11.54 per share                                        -                               161,353

     At $1.95 per share                                         -                                19,500

     At $5.50 per share                                         -                                27,500

     At $7.00 per share                                         -                                35,000

                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                                                                    Common Stock,
                                                                                    $.01 Par Value
                                                                    -------------------------------------------------
                                                Date                     Shares                   Amounts
                                          ---------------------------------------------------------------------------
     At $7.25 per share                   June 1997                      15,000                   $      150

     At $11.54 per share                  June 1997                      32,782                          327

     At $8.95 per share                   July 1997                      16,350                          163

     At $11.54 per share                  July 1997                       2,033                           20

     At $15.74 per share                  July 1997                      17,250                          172

     At $11.54 per share                  August 1997                   120,801                        1,209

     At $5.38 per share                   September 1997                 10,000                          100

     At $7.25 per share                   September 1997                  1,000                           10

     At $13.41 per share                  September 1997                  1,070                           11

     At $5.38 per share                   October 1997                    5,000                           50

     At $7.25 per share                   October 1997                    5,000                           50

     At prices ranging from $25.75        October 1997                    7,437                           75
     to $27.00 (SAR)

     At $5.50 per share                   November 1997                  30,000                          300

     At $ 6.00 per share                  November 1997                   5,000                           50

     At $6.375 per share                  November 1997                  46,666                          467

     At $19.75 per share   (SAR)          November 1997                   1,053                           11

     At $5.38 per share                   December 1997                   5,000                           50

Foreign currency translation                                                  -                            -
   adjustment for 1997

Net loss for 1997                                                             -                            -

Accrued stock appreciation rights                                             -                            -
                                                                  ---------------------------------------------------
Balance at December 31, 1997                                         10,185,765         $            101,858
                                                                  ===================================================


                                                Common Stock Subscribed                          Additional
                                    --------------------------------------------------            Paid-In
                                                 Shares                    Amount                 Capital
                                    -----------------------------------------------------------------------
     At $7.25 per share                     -                           $   -               $      108,600

     At $11.54 per share                    -                               -                      378,052

     At $8.95 per share                     -                               -                      146,169

     At $11.54 per share                    -                               -                       23,445

     At $15.74 per share                    -                               -                      235,928

     At $11.54 per share                    -                               -                    1,393,106

     At $5.38 per share                     -                               -                       53,700

     At $7.25 per share                     -                               -                        7,240

     At $13.41 per share                    -                               -                       14,339

     At $5.38 per share                     -                               -                       26,850

     At $7.25 per share                     -                               -                       36,200

     At prices ranging from $25.75          -                               -                      200,141
     to $27.00 (SAR)

     At $5.50 per share                     -                               -                      164,700

     At $ 6.00 per share                    -                               -                       29,950

     At $6.375 per share                    -                               -                      297,029

     At $19.75 per share   (SAR)            -                               -                       20,794

     At $5.38 per share                     -                               -                       26,850

Foreign currency translation                -                               -                            -
   adjustment for 1997

Net loss for 1997                           -                               -                            -

Accrued stock appreciation rights           -                               -                     (591,915)
                                    -----------------------------------------------------------------------
Balance at December 31, 1997                -                            $  -                 $ 65,348,603
                                    =======================================================================

See accompanying notes.

                                  OXiGENE, Inc.
                          (a development stage company)

            Statements of Stockholders' Equity (Deficit) (continued)
                                    (Note 2)

                                  Deficit Accumulated
                                      During the            Foreign Currency          Stock Subscription
                                      Development              Translation                 and Notes
                                         Stage                  Adjustment                 Receivable
                                 -----------------------------------------------------------------------------

At $7.25 per share                 $          -              $        -               $     -

At $11.54 per share                           -                       -                     -

At $8.95 per share                            -                       -                     -

At $11.54 per share                           -                       -                     -

At $15.74 per share                           -                       -                     -

At $11.54 per share                           -                       -                     -

At $5.38 per share                            -                       -                     -

At $7.25 per share                            -                       -                     -

At $13.41 per share                           -                       -                     -

At $5.38 per share                            -                       -                     -

At $7.25 per share                            -                       -                     -

At prices ranging from
$25.75 to $27.00 (SAR)                        -                       -                     -

At $5.50 per share                            -                       -                     -

At $ 6.00 per share                           -                       -                     -

At $6.375 per share                           -                       -                     -

At $19.75 per share (SAR)                     -                       -                     -

At $5.38 per share                            -                       -                     -

Foreign currency translation                                    106,761                     -
adjustment for 1997

Net loss for 1997                    (8,110,521)                      -                     -

Accrued stock                                 -                       -                     -
appreciation rights
                                ----------------------------------------------------------------------------
Balance at                         $(25,468,828)             $  219,636               $     -
December 31, 1997
                                ============================================================================

                         Unrealized Losses on  for      Total Stockholders'
                           Securities Available              Equity
                                 for  Sale                  (Deficit)
                         -------------------------------------------------------

At $7.25 per share        $    -                        $    108,750

At $11.54 per share            -                             378,379

At $8.95 per share             -                             146,332

At $11.54 per share            -                              23,465

At $15.74 per share            -                             236,100

At $11.54 per share            -                           1,394,315

At $5.38 per share             -                              53,800

At $7.25 per share             -                               7,250

At $13.41 per share            -                              14,350

At $5.38 per share             -                              26,900

At $7.25 per share             -                              36,250

At prices ranging from         -                             200,216
$25.75 to $27.00 (SAR)

At $5.50 per share             -                             165,000

At $ 6.00 per share            -                              30,000

At $6.375 per share            -                             297,496

At $19.75 per share (SAR)      -                              20,805

At $5.38 per share             -                              26,900

Foreign currency               -                             106,761
translation adjustment
for 1997

Net loss for 1997              -                          (8,110,521)

Accrued stock                  -                            (591,915)
appreciation rights
                         ---------------------------------------------
Balance at                     -                        $ 40,201,269
December 31, 1997        =============================================

See accompanying notes.


                                  OXiGENE, Inc.
                          (A development stage company)

                      Consolidated Statements of Cash Flows

                                                                                Period from
                                                                             February 22, 1988
                                                                                (inception)
                                          Year ended December 31                  through
                                                                             December 31, 1997
                                    1995           1996            1997         (Unaudited)
                                    ----           ----            ----      -----------------
Operating activities
Net loss                        $ (3,717,835)  $ (5,958,433)   $ (8,110,521)  $  (25,468,828)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Loss on  securities               9,460          2,513               -           11,973
       available-for-sale
     Depreciation                     13,773         37,153          79,244          140,466
     Abandonment of
       furniture, fixture and              -          9,041               -            9,041
       equipment
     Compensation related to
       issuance
       of warrants, options          243,720      1,035,270        (243,359)       1,463,131
       and stock appreciation
       rights
     Changes in operating
       assets and liabilities:
         Prepaid expenses and
           other                     (14,740)      (283,636)       (173,311)        (724,609)
           current assets
         Accounts payable and
           accrued expenses          146,248        185,457         370,986          993,660
                                     -------        -------         -------          -------
Net cash used in operating        (3,319,374)    (4,972,635)     (8,076,961)     (23,575,166)
   activities

Financing activities
Proceeds from investor                     -              -               -          100,000
Repayment to investor                      -              -               -         (100,000)
Proceeds from issuance and
   subscription of common          9,672,876     34,521,881       7,929,630       63,936,033
   stock, net
Other capital contributions                -         53,170               -           53,170
                                  ----------         ------       ---------           ------
 Net cash provided by              9,672,876     34,575,051       7,929,630       63,989,203
   financing activities

Investing activities
Purchases of securities                    -              -               -       (3,368,253)
   available-for-sale
Proceeds from sale of
   securities                      2,856,280        500,000               -        3,356,280
   available-for-sale
Deposits                                   -              -         (70,000)         (79,600)
Purchase of furniture,
   fixtures and equipment            (26,922)      (101,058)       (233,882)        (395,460)
                                  ----------         ------       ---------           ------
Net cash provided by (used
   in) investing activities        2,829,358        398,942        (303,882)        (487,033)
                                  ----------         ------       ---------           ------

Effect of exchange rate on            29,746        109,219          70,693          209,658
   changes in cash
                                  ----------         ------       ---------           ------

Net increase (decrease) in
   cash and cash equivalents       9,212,606     30,110,577        (380,520)      40,136,662
Cash and cash equivalents at
   beginning                       1,193,999     10,406,605      40,517,182                -
   of period
                                  ----------         ------       ---------           ------
Cash and cash equivalents at    $ 10,406,605   $ 40,517,182    $ 40,136,662      $40,136,662
                                ============   ============    ============      ===========
   end of period


See accompanying notes.

                                  OXiGENE, Inc.
                          (A development stage company)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

Principles of Consolidation

     In December 1994, the Company established a wholly-owned subsidiary in Sweden, OXiGENE (Europe) AB, to manage and control the Company's research and development work, and monitor European clinical trials. The accounts of the subsidiary have been consolidated from the time the subsidiary commenced operations in January 1995. All material intercompany balances and transactions have been eliminated in consolidation.

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

     At December 31, 1997, approximately 73% and 26% of cash and cash equivalents were deposited in two financial institutions. Substantially all cash and cash equivalents at December 31, 1996 were deposited in one financial institution.

Foreign Currency Translation

     Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

Investments

     The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

Income Taxes

     The Company accounts for income taxes based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

Share Information

     All outstanding share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the 10,000 for 1 stock split disclosed in Note 2.

Unaudited Information

     Information pertaining to the period from February 22, 1988 (inception) through December 31, 1989 is unaudited.

Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's primary net loss per share was calculated by dividing the net loss per share by the weighted average number of shares outstanding. All options and warrants issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted average shares. Accordingly, Statement 128 had no effect on the Company's net loss per share. All options and warrants were antidilutive in 1997 as well.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

2. Stockholders' Equity

Options and Warrants

     The following is a summary of the Company's stock option, warrant and stock appreciation rights activity.

            Number of Options, Warrants and Stock Appreciation Rights

                           Nonqualified      Stock          Stock
                          Stock Options    Incentive     Appreciation      Stock
                                            Options         Rights        Warrants
                               ------------------------------------------------------------

Balance at December 31,        220,000          115,000       75,000        2,712,500
   1994
  Granted during 1995          664,000                -        2,000            5,000
  Exercised during 1995        (12,500)               -            -          (86,000)
  Canceled during 1995          (2,000)               -            -                -
                               -------          -------      -------       ----------
Balance at December 31,        869,500          115,000       77,000        2,631,500
   1995
  Granted during 1996          336,518           13,482            -          148,350
  Exercised during 1996        (74,000)               -      (10,000)        (998,004)
  Canceled during 1996         (20,000)               -            -                -
                               -------          -------      -------       ----------
Balance at December 31,      1,112,018          128,482       67,000        1,781,846
   1996
  Granted during 1997          316,120           19,880            -                -
  Exercised during 1997       (402,166)               -      (17,388)        (718,212)
  Canceled during 1997               -                -            -                -
                               -------          -------      -------       ----------
Balance at December 31,      1,025,972          148,362       49,612        1,063,634
1997                         =========          =======       ======        =========




                 Weighted Average Price of Options, Warrants and
                            Stock Appreciation Rights


                                 Nonqualified      Stock          Stock
                                Stock Options    Incentive     Appreciation      Stock
                                                  Options         Rights        Warrants
                               ------------------------------------------------------------

     Balance at December 31,        $  6.91      $  7.52            $6.99       $  7.11
        1994
       Granted during 1995             5.90            -             5.38          6.00
       Exercised during 1995           1.50            -                -          1.95
       Canceled during 1995            5.50            -                -             -
                                    -------      -------          -------       ----------
     Balance at December 31,           6.21         7.52             6.95          8.50
        1995
       Granted during 1996            27.69        22.13                -         10.73
       Exercised during 1996           6.46            -             6.41          7.22
       Canceled during 1996            6.00            -                -             -
                                    -------      -------          -------       ----------
     Balance at December 31,          12.75         8.95             7.03          9.60
        1996
       Granted during 1997            30.75        28.81                -             -
       Exercised during 1997           6.35            -             6.58          8.28
                                    -------      -------          -------       ----------
     Balance at December 31,
        1997                         $20.76       $11.43            $7.19        $12.63
                                     ======       ======            =====        ======

           Options, Warrants and Stock Appreciation Rights Exercisable


                             Nonqualified    Stock          Stock
                             Stock Options  Incentive    Appreciation   Stock Warrants
                                             Options        Rights
                             ----------------------------------------------------------------

December 31, 1994:
   Exercisable                  210,000     125,000          32,500        2,712,500
   Weighted average               $6.91       $7.52           $4.86            $7.11
    exercise price

December 31, 1995:
   Exercisable                  747,833     125,000          66,000        2,631,500
   Weighted average               $6.22       $7.52           $6.87            $8.50
    exercise price

December 31, 1996:
    Exercisable                 824,673     129,494          67,000        1,781,846
    Weighted average              $5.53       $7.01           $7.03            $9.60
   exercise price

December 31, 1997:
    Exercisable                 445,814     129,519          49,612        1,063,634
    Weighted average             $10.07       $7.01           $7.19           $12.63
   exercise price


           Options, Warrants and Stock Appreciation Rights Outstanding

                                 Nonqualified      Stock          Stock
                                Stock Options    Incentive    Appreciation   Stock Warrants
                                                  Options        Rights
                               --------------------------------------------------------------
December 31, 1997:
   Exercise price of
    $1.95 per share:
      Outstanding                     -      10,000               -           55,000
      Weighted average
       remaining                      -      1 year               -           1 year
       contractual life
      Exercisable                     -      10,000               -           55,000
   Exercise prices ranging
    from $5.38 per share to
    $13.69 per share:
      Outstanding               363,334     115,000          49,612        1,008,634
      Weighted average
       exercise price             $6.01       $8.00           $7.19           $13.21
      Weighted average
       remaining              7.4 years      1 year      6.78 years           1 year
       contractual life
      Exercisable               348,334     115,000          49,612        1,008,634
      Weighted average
       exercise price             $5.99       $8.00           $7.19           $13.21
   Exercise prices
    ranging from $22.00
    per share to $33.81                                           -                -
    per share:
      Outstanding               662,368      33,362               -                -
      Weighted average
       exercise price            $29.18      $26.15               -                -
      Weighted average
       remaining              9.5 years    9.7                    -                -
       contractual life                       years
      Exercisable                97,481       4,519               -                -
      Weighted average
       exercise price            $27.69      $22.25               -                -

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

     In November 1994, under the Amended Plan, the Company's Board of Directors granted options, subsequently approved by stockholders in May 1995, to certain directors of the Company and other individuals to purchase 252,000 shares of the Company's common stock at market value ($5.50 per share). Such options vest at various dates over a period of 28 months from the date of grant.

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

     In 1996, the Company's stockholders approved the OXiGENE 1996 Stock Incentive Plan (the "1996 Plan"). Certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, "incentive stock options" (ISO's) within the meaning of
Section 422 of the Internal Revenue Code, "nonqualified stock options" (NQSO's) and stock appreciation rights may be granted. A maximum of 1,000,000 shares may be the subject of ISOs, NQSOs and stock appreciation rights under the 1996 Plan.

     In 1996, the Company's Board of Directors granted to certain officers of the Company and other individuals options to purchase 336,443 shares of common stock at exercise prices ranging from $22.00 per share to $28.75 per share. Options to purchase 110,000 shares of common stock vest in equal installments over five years. The remaining options vest in equal installments over three years.

     In 1997, the Company's Board of Directors granted to certain officers of the Company and other individuals options to purchase 316,120 shares of common stock at exercise prices ranging from $28.81 per share to $33.81 per share. Options to purchase 90,000 shares of common stock vest in equal installments over five years. The remaining options vest in equal installments over four years.

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

     During May 1993, the Company amended and restated its Stock Incentive Plan (the "Amended Plan"). Under the Amended Plan, the Company has reserved for issuance an additional 916,900 shares of Common Stock. The Amended Plan provides for the issuance of stock appreciation rights.

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

     In July 1996, the Board of Directors granted options to an officer of the Company to purchase 13,557 shares of common stock at $22.13 per share. Such options vest in equal installments over three years.

     In April 1997, the Board of Directors granted options to an officer and an employee to purchase 19,880 shares of common stock at $28.81 per share. Such options vest in equal installments over four years.

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

     During 1996, stock appreciation rights to 10,000 shares were exercised when the market value of the Company's stock exceeded the exercise price of the stock appreciation rights. The Company issued 7,039 shares of common stock upon the exercise of such stock appreciation rights.

     During 1997, stock appreciation rights to 17,388 were exercised when the market value of the Company's stock exceeded the exercise price of the stock appreciation rights. The Company issued 13,044 shares of common stock (market value $348,000) upon the exercise of such stock appreciation rights.

     Because the market value per share of common stock exceeded the exercise price of the stock appreciation rights ($10.25 on December 31, 1995 and $23.50 on December 31, 1996) the Company recorded a charge for financial reporting purposes of approximately $223,000 (1995) and $1,035,000 (1996). Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of common stock of the Company, the charge related to unexercised stock appreciation rights was credited to additional paid-in capital. The market value of the Company's common stock at December 31, 1997 was $17.50 and, accordingly, the charge previously recorded for financial reporting purposes was reduced by a credit of approximately $592,000 in 1997 to reflect the market value of the unexercised stock appreciation rights at December 31, 1997.

     Stock appreciation rights expire ten years from the date of grant.

Stock Warrants

     In November 1991, and January and June 1992, the Board of Directors granted warrants to directors of the Company to purchase 50,000, 370,000 and 50,000 shares, respectively, of the Company's common stock at $1.95 per share exercisable at any time for a period of five years. In connection with the sale of stock during December 1992, the placement agents were granted warrants to purchase 36,000 shares of the Company's stock at $1.95 per share exercisable for a five-year period. In March 1995, the Board of Directors granted warrants to purchase 5,000 shares of common stock at $6.00 per share. During 1995, 1996 and 1997, warrants to purchase 86,000, 356,500 and 310,000 shares of the Company's common stock, respectively, were exercised. In addition, as of December 31, 1995, $9,750 was subscribed to exercise warrants to purchase 5,000 shares of common stock. Such shares were issued in 1996.

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

     During 1993, the Company completed an initial public offering of 1,500,000 units at $6.00 per unit and an over-allotment issuance of 105,000 units at $6.00 per unit. Each unit consists of one share of the Company's common stock and one warrant (the "Public Warrant"). Each warrant was exercisable for one share of the Company's common stock at a price of $7 per share during the first year of exercisability. Thereafter, the exercise price increased each year by $2. In connection with this offering, the Company sold to the Underwriters, for nominal consideration, 150,000 Warrants (the "Underwriters' Warrants"). The Underwriters' Warrants were initially exercisable at a price of $9.90 per Unit for a period of four years, commencing August 26, 1994. The shares of common stock and warrants issuable upon the exercise of the Underwriters' Warrants are identical to those included in the Units offered hereby except that the Warrants contained in the Underwriters' Warrants were initially exercisable to purchase one share of Common Stock at $11.55. In January 1996, to comply with anti-dilution provisions, the number of shares issuable upon the exercise of the Public Warrants and Underwriters' Warrants were revised to 1,717,350 and 163,500, respectively. The exercise prices of such warrants were also revised to $10.35 (subsequently increased to $12.35 and $14.35 in August 1996 and 1997, respectively) and $8.95 per share, respectively. In addition, the total shares of common stock issuable upon the exercise of the warrant contained in the Underwriters' Warrants was increased to 172,500 and the exercise price was revised to $13.69 per share.

     During the year ended December 31, 1996, Public Warrants to purchase 502,104 shares of common stock and Underwriters' Warrants to purchase 65,400 shares of common stock and warrants contained in the Underwriters' Warrants to purchase 69,000 shares were exercised.

     During the year ended December 31, 1997, Public Warrants to purchase 307,412 shares of common stock and Underwriters' Warrants to purchase 49,050 shares of common stock and warrants contained in the Underwriters' Warrants to purchase 51,750 shares were exercised.

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

Common Stock Reserved for Issuance

     As of December 31, 1997, the Company has reserved approximately 2,600,000 shares of its common stock for issuance in connection with stock options, stock appreciation rights and warrants.

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

Merger


     During February 1991, the Company issued 100,000 shares of its common stock to an officer/director and a director for all the outstanding common stock of Bio-Screen, Inc. The balance sheet and the cumulative results of operations of Bio-Screen, Inc. were not material to the Company and, consequently, the statements of operations of the Company have not been restated. The issuance of the 100,000 shares, which have been recorded at par value, has been reflected as of August 1988, the date of inception of Bio-Screen, Inc. (see Note 4 "Commitments").

Stock Based Compensation


     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997:

          Assumption              1995        1996       1997
------------------------------------------------------------------

Risk-free rate                    5.8%        5.9%       5.5%
Dividend yield                     0%          0%         0%
Volatility factor of the
    expected market price of      .744        .717       .649
    the Company's common stock
Average life                     3 years    3 years     3 years


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

     For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                  1995             1996              1997
                             ---------------- ---------------- -----------------

Pro forma net loss             $(4,685,000)     $(6,836,000)     $(10,500,000)
Pro forma net loss per share         $(.80)           $(.92)           $(1.07)


     The weighted average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 were $3.28, $11.96 and $14.47, respectively.

3. Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $49,800,000 for US and foreign income tax purposes, $36,000,000 expiring for U.S. purposes through 2012. The utilization of approximately $2,500,000 of such US net operating losses are subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $350,000.

     Components of the Company's deferred tax asset at December 31, 1996 and 1997 are as follows:

                                               1996              1997
                                               ----              ----

     Net operating loss carryforwards    $  8,200,000       $ 18,400,000
     Compensatory stock options,
        warrants and stock appreciation
        rights                                550,000            450,000
                                           ----------        -----------
     Total deferred tax asset               8,750,000         18,850,000
     Valuation allowance                   (8,750,000)       (18,850,000)
                                           ----------        -----------
     Net deferred tax asset              $          -       $          -
                                         ============       ============


     The change in valuation allowance amounted to approximately $1,174,000 and $4,525,000, respectively, for the years ended December 31, 1995 and 1996.

4. Commitments and Contingencies

     The Company leases premises in facilities in New York, Boston and Stockholm and Lund, Sweden. Rent expense for years ended December 31, 1995, 1996 and 1997 was approximately $50,000, $80,000 and $185,000, respectively.

     The minimum annual rent commitments for the above leases are as follows:

                       1998                  $156,000
                       1999                   142,000
                       2000                    81,000
                       2001                    60,000
                       2002                    15,000
                                         ===============
                                             $454,000
                                         ===============

     In connection with the merger with Bio-Screen, Inc. (see Note 2), the Company obtained a license agreement to patent rights to a certain product. The agreement requires the Company to pay royalties, as defined, based on revenues received by the Company in respect to the specified product. The license expires in October 2011. The product has not yet been commercially developed.

     From time-to-time the Company may be a party to litigation arising out of the normal course of its business. The Company is and will continue to vigorously defend the actions and claims against it. In the opinion of management, these claims are either without merit or, based in part on opinions from legal counsel, will not have a material adverse effect on the Company's financial position.

5. Related Party Transactions

     In September 1991, the Company entered into an agreement with CATO Research, Ltd. ("CATO"), a North Carolina corporation, which is majority-owned by Dr. Cato, a consultant to the Company's Scientific Advisory Board through January 1998 pursuant to which CATO performed preclinical and clinical planning, development and regulatory services in connection with the Company's efforts to obtain FDA approval for its technology. CATO is compensated by the Company on an hourly basis for services actually rendered. For the years ended December 31, 1995, 1996, and 1997, the Company incurred costs under this agreement totaling $739,994, $318,210 and $166,640, respectively.

     The Company has consulting agreements with certain organizations whose principal stockholders are officers of the Company. Consulting fees paid to such organizations amounted to approximately $72,000, $336,000 and $494,000 for the years ended December 31, 1995, 1996 and 1997.

6. Foreign Operations

     Summary financial information for assets, liabilities at December 31, 1996 and 1997 and expenses for the years ended December 31, 1995, 1996 and 1997 related to foreign operations are as follows:

                                         December 31
                            1995           1996             1997
                        ------------- --------------- -----------------

         Assets            $  240,000    $40,414,000      $40,264,417
         Liabilities          178,000        478,000          728,000
         Expenses           1,853,000      4,208,000        7,899,000
         Net loss           1,835,000      4,162,000        7,822,000


     Foreign exchange gains for the years ended December 31, 1995, 1996 and 1997 were not significant.

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