Form 10-Q
period 1998-03-31
OXIGENE INC
filed 1998-05-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                          ---------------------------

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ----- to ------


                         Commission File Number 0-21990
                          ---------------------------

                                  OXiGENE, INC.
             (Exact name of Registrant as specified in its charter)
           DELAWARE                                       13-3679168
  (State or other  jurisdiction                (IRS Employer Identification No.)
of incorporation  or  organization)

                           One Copley Place, Suite 602
                                Boston, MA 02116
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, there were 10,197,765 shares of the Registrant's Common Stock issued and outstanding.

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


----------- ---------------------------------------------- ---------------------
                                        INDEX                      PAGE NO.

----------- ---------------------------------------------- ---------------------
PART I.     FINANCIAL INFORMATION
----------- ---------------------------------------------- ---------------------

   Item 1.  Financial Statements                                       1

----------- ---------------------------------------------- ---------------------
            Consolidated Balance Sheets                                2
----------- ---------------------------------------------- ---------------------
            Consolidated Statement of Operations                       3
----------- ---------------------------------------------- ---------------------
            Consolidated Statements of Cash Flows                      4
----------- ---------------------------------------------- ---------------------
            Notes to Consolidated Financial Statements                 5
----------- ---------------------------------------------- ---------------------
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7
----------- ---------------------------------------------- ---------------------

PART II.    OTHER INFORMATION                                         10
----------- ---------------------------------------------- ---------------------
   Item 1.  Legal Proceedings                                         10
----------- ---------------------------------------------- ---------------------
   Item 2.  Changes in Securities                                     10
----------- ---------------------------------------------- ---------------------
   Item 3.  Defaults Upon Senior Securities                           10
----------- ---------------------------------------------- ---------------------
   Item 4.  Submission of Matters to a Vote
            of Securityholders                                        10
----------- ---------------------------------------------- ---------------------
   Item 5.  Other Information                                         10
----------- ---------------------------------------------- ---------------------
   Item 6.  Exhibits and Reports on Form 8-K                          10
----------- ---------------------------------------------- ---------------------

SIGNATURES                                                            11
----------- ---------------------------------------------- ---------------------

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

     The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and March 31, 1997, and the cash flows for the three month periods ended March 31, 1998 and March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXiGENE, Inc.
                         (A development stage company)
                      Condensed Consolidated Balance Sheets
                           (All amounts in thousands)



                                         March 31,               December 31,
                                              1998                       1997
                                        -----------            ---------------

Assets
Current assets:
   Cash and cash equivalents                38,640                     40,137
   Prepaid expenses                            303                        342
   Interest receivable                         266                        300
   Other                                        67                         61
                                        -----------              -------------
Total current assets                        39,276                     40,840

   Furniture, fixtures and
   equipment, at cost                          461                        358
   Accumulated depreciation                  (146)                      (126)
                                        -----------              -------------
Net property and equipment                     315                        232

Deposits                                        80                         80
                                       -----------               -------------

Total Assets                                39,761                     41,152
                                        ===========             ==============



Liabilities and stockholders' equity
Current Liabilities:
   Accounts payable and accrued
   expenses                                  1,367                        779
   Other payables                               55                        172
                                         ---------               -------------
Total current liabilities                    1,422                        951




Stockholders' equity
   Common stock $0.01 par value:
    Authorized shares - 60,000,000 shares
    Issued and outstanding
    10,197,765 at March 31, 1998
    10,185,765 at December 31, 1997            102                        102
   Additional paid-in capital               65,284                     65,349
   Deficit accumulated during the
     development stage                     (27,340)                   (25,469)
   Foreign currency translation adjustment     203                        219
                                        ----------               -------------

Total stockholders' equity                  38,249                     40,201
                                        ==========               ==============


Total liabilities and stockholders' equity
                                             39,671                     41,152
                                         ==========              ==============



         The accompanying notes are an integral part of this statement

                                  OXiGENE, Inc.
                         (A development stage company)
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                  (Unaudited))






                                                                                           Period from
                                                                                     February 22. 1988
                                                                                           (inception)
                                                   Three months ended March 31,                through
                                                        1998               1997         March 31, 1998
                                            -----------------  ----------------- ----------------------

Revenue
Interest income                                          547                531                  4,196
Research income                                                                                     31
                                            -----------------  ----------------- ----------------------
Total revenue                                            547                531                  4,227



Operating expenses
Research and development:                              1,756              1,732                 20,930
General and administrative                               662                475                 10,637
                                            -----------------  ----------------- ----------------------
Total operating expenses                               2,418              2,207                 31,567



Net loss                                              (1,871)            (1,676)               (27,340)
                                            =================  ================= ======================



Net loss per common share                              (0.18)             (0.18)



Weighted average number of
common shares outstanding                             10,194              9,180


         The accompanying notes are an integral part of this statement

                                  OXiGENE, Inc.
                         (A development stage company)
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                  (Unaudited)





                                                                                                   Period from
                                                                                             February 22, 1988
                                                                           Three months            (inception)
                                                                        ended March 31,                through
                                                                       1998        1997         March 31, 1998
                                                           ----------------- ----------- ----------------------

Operating activities
Net Loss                                                            (1,871)      (1,676)               (27,340)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                          22           7                    162
   Compensation related to issuance of warrants,
   options and stock appreciation rights                              (130)         544                  1,333
   Other                                                                                                    21
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                          64         292                   (660)
      Accounts payable and accrued expenses                             479         668                  1,473
                                                           ----------------- ----------- ----------------------

Net cash used in operating activities                               (1,436)       (165)                (25,011)



Financing activities
Proceeds from issuance of common stock
and capital contributions                                                66       2,708                 64,055
                                                           ----------------- ----------- ----------------------
Net cash provided by financing activities                                66       2,708                 64,055



Investing activities
Purchases of securities available-for-sale                                                             (3,368)
Proceeds from sale of securities available-for-sale                                                      3,356
Deposits                                                                           (70)                   (80)
Purchase of furniture, fixture and equipment                          (107)        (16)                  (502)
                                                           ----------------- ----------- ----------------------


Net cash used in investing activities                                 (107)        (86)                  (594)

Effect of exchange rate on changes in cash                             (20)       (233)                    190
                                                           ----------------- ----------- ----------------------


Net increase (decrease) in cash and cash equivalents                (1,497)       2,224                 38,640
Cash and cash equivalents at beginning of period                     40,137      40,517
                                                           ----------------- ----------- ----------------------


Cash and cash equivalents at end of period                           38,640      42,741                 38,640
                                                           ================= =========== ======================



         The accompanying notes are an integral part of this statement

                                  OXiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of Statement 130 has had no impact on the Company's net loss or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. During the three months ended March 31, 1998 and 1997, total comprehensive loss amounted to $1,887,000 and $1,570,000, respectively.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary OXiGENE Europe AB. Intercompany balances and transactions have been eliminated.


2. Stockholder's Equity


     During the three month period ended March 31, 1998, the Company issued 12,000 shares of Common Stock upon exercise of previously granted options, warrants and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $66,000.

     The market value of the Company's Common Stock at March 31, 1998 was lower than the market price of the Company's Common Stock at December 31, 1997. Accordingly, the charge related to SARs previously recorded for financial reporting purposes was reduced by approximately $130,000 for the three months ended March 31, 1998. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was debited to additional paid-in capital.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations


Description of Business

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $27.3 million for the period from its inception through March 31, 1998. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of March 31, 1998, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations - Three Months Ended March 31, 1998 and 1997

     During the three-month periods ended March 31, 1998 and 1997, the Company had no revenues, except for approximately $0.5 million of interest income in each such three-month period. Operating expenses for those periods were approximately $2.4 million and $2.2 million, respectively. Research and development expenses for the three-month period ended March 31, 1998 increased to approximately $1.8 million from approximately $1.7 million for the comparable 1997 period. Research and development expenses for the three months ended March 31, 1997 included a charge for financial reporting purposes of approximately $0.5 million. This charge was recorded because the market value per share of Common Stock on March 31, 1997 exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Because the market value of the Company's Common Stock at March 31, 1998 was less than the market value on December 31, 1997, the charge previously recorded for financial reporting purposes was reduced by approximately $100,000 for the three months ended March 31, 1998. Without giving effect to such charge, research and development expenses increased by approximately $0.7 million compared to the comparable 1997 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the three-month period ended March 31, 1998 increased to approximately $0.7 million from approximately $0.5 million for the comparable 1997 period. The increase in general and administrative expenses is primarily attributable to an increase in the Company's activities, including, particularly, in the United States.


Liquidity and Capital Resources

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of March 31, 1998, had a deficit during the development stage of approximately $27.3 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

     The Company had cash and cash equivalents of approximately $38.6 million at March 31, 1998, compared to approximately $40.1 million at December 31, 1997. The decrease in cash and cash equivalents in the first quarter is primarily a result of the cash being used to finance the Company's operating activities. During the first quarter of 1998, the Company received approximately $0.1 million upon exercise of outstanding options, warrants and SARs, compared to $2.7 million in the first quarter of 1997.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts and Lund, Sweden (both research and clinical trial coordination centers). The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. In August 1997, the Company expanded its collaboration with Boston Medical Center Corporation, an affiliate of Boston University Medical Center ("BMCC"). Through March 31, 1998, the Company has paid BMCC approximately $0.5 million. This amount includes fees payable to BMCC for clincial trial services related to the testing of Cordycepin and expenses in connection with the OXiGENE-sponsored research and development facility at BMCC. Further, the Company has an agreement with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Oxi-104 and Combretastatin. Through March 31, 1998, the Company has paid ILEX approximately $2.9 million, of which approximately $0.4 million was paid in the three-month period ended March 31, 1998. The Company expects that the amounts payable to ILEX from time to time will increase significantly.

     The Company anticipates that its cash and cash equivalents as of March 31, 1998 should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 1998.


Tax Matters

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $50.0 million for U.S. and foreign income tax purposes, of which $36 million expires for U.S. purposes through 2012. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.

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

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OXiGENE, INC.



Date:  May  14, 1998
       --------------                  /s/BO HAGLUND
                                       -------------
                                       Bo Haglund
                                       Chief Financial Officer