Form 10-Q/A
period 1998-03-31
OXIGENE INC
filed 1998-05-15
CIK 908259

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


----------- ---------------------------------------------- ---------------------
                                        INDEX                      PAGE NO.

----------- ---------------------------------------------- ---------------------
PART I.     FINANCIAL INFORMATION
----------- ---------------------------------------------- ---------------------

   Item 1.  Financial Statements                                       1

----------- ---------------------------------------------- ---------------------
            Consolidated Balance Sheets                                2
----------- ---------------------------------------------- ---------------------
            Consolidated Statement of Operations                       3
----------- ---------------------------------------------- ---------------------
            Consolidated Statements of Cash Flows                      4
----------- ---------------------------------------------- ---------------------
            Notes to Consolidated Financial Statements                 5
----------- ---------------------------------------------- ---------------------
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7
----------- ---------------------------------------------- ---------------------
   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                7
----------- ---------------------------------------------- ---------------------

PART II.    OTHER INFORMATION                                         10
----------- ---------------------------------------------- ---------------------
   Item 1.  Legal Proceedings                                         10
----------- ---------------------------------------------- ---------------------
   Item 2.  Changes in Securities                                     10
----------- ---------------------------------------------- ---------------------
   Item 3.  Defaults Upon Senior Securities                           10
----------- ---------------------------------------------- ---------------------
   Item 4.  Submission of Matters to a Vote
            of Securityholders                                        10
----------- ---------------------------------------------- ---------------------
   Item 5.  Other Information                                         10
----------- ---------------------------------------------- ---------------------
   Item 6.  Exhibits and Reports on Form 8-K                          10
----------- ---------------------------------------------- ---------------------

SIGNATURES                                                            11
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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

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