Form 10-Q
period 1998-06-30
OXIGENE INC
filed 1998-08-13
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

      [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1998, there were 10,204,049 shares of the Registrant's Common Stock issued and outstanding.

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



----------- --------------------------------------------------------------------
                                        INDEX

----------- --------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION

----------- --------------------------------------------------------------------
  Item 1.   Financial Statements
----------- --------------------------------------------------------------------
            Condensed Consolidated Balance Sheets
----------- --------------------------------------------------------------------
            Condensed Consolidated Statement of Operations
----------- --------------------------------------------------------------------
            Condensed Consolidated Statements of Cash Flows
----------- --------------------------------------------------------------------
            Notes to Condensed Consolidated Financial Statements
----------- --------------------------------------------------------------------
  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
----------- --------------------------------------------------------------------
  Item 3.   Quantitative and Qualitative Disclosures about Market Risks

----------- --------------------------------------------------------------------

PART II.                             OTHER INFORMATION
----------- --------------------------------------------------------------------
  Item 1.   Legal Proceedings
----------- --------------------------------------------------------------------
  Item 2.   Changes in Securities
----------- --------------------------------------------------------------------
  Item 3.   Defaults Upon Senior Securities
----------- --------------------------------------------------------------------
  Item 4.   Submission of Matters to a Vote of Securityholders
----------- --------------------------------------------------------------------
  Item 5.   Other Information
----------- --------------------------------------------------------------------
  Item 6.   Exhibits and Reports on Form 8-K
----------- --------------------------------------------------------------------

SIGNATURES
----------- --------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of June 30, 1998 and December 31, 1997, the results of operations for the three-month and six-month periods ended June 30, 1998 and June 30, 1997, and the cash flows for the six-month periods ended June 30, 1998 and June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.


                                 OXiGENE, Inc.
                         (A development stage company)
                     Condensed Consolidated Balance Sheets
                           (All amounts in thousands)



                                                               June 30, 1998                 December 31, 1997
                                                         -------------------          ------------------------
                                                                (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                         36,259                            40,137
   Prepaid expenses                                                     365                               342
   Interest receivable                                                  495                               300
   Other                                                                167                                61
                                                         -------------------          ------------------------
Total current assets                                                 37,286                            40,840

   Furniture, fixtures and equipment, at cost                           433                               358
   Accumulated depreciation                                            (166)                             (126)
                                                         -------------------          ------------------------
Net property and equipment                                              267                               232

Deposits                                                                 80                                80
                                                         -------------------          ------------------------

Total Assets                                                         37,633                            41,152
                                                         ===================          ========================


Liabilities and stockholders' equity
Current Liabilities:
  Accounts payable and accrued expenses:
    Accounts payable and accrued expenses                             2,170                               779
    Other payables                                                       71                               172
                                                         -------------------          ------------------------
Total current liabilities                                             2,241                               951

Stockholders' equity
   Common stock $0.01 par value:
     Authorized shares - 60,000,000 shares
     Issued and outstanding
       10,204,049 at June 30, 1998
       10,185,765 at December 31, 1997                                  102                               102
     Additional paid-in capital                                      65,195                            65,349
     Deficit accumulated during the development stage               (30,146)                          (25,469)
     Foreign currency translation adjustment                            241                               219
                                                         -------------------          ------------------------
Total stockholders' equity                                           35,392                            40,201

Total liabilities and stockholders' equity                           37,633                            41,152
                                                         ===================          ========================


                                  OXiGENE, Inc.
                          (A development stage company)
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                  (Unaudited)



                                                                                                      Period from
                                                                                                February 22, 1988
                                                                                                      (Inception)
                                             Three months ended          Six months ended                 through
                                                        June 30,                  June 30,                June 30,
                                               1998        1997         1998         1997                    1998
                                        -------------  --------- ------------ ------------ -----------------------

Revenue
Interest income                                 515         552        1,062        1,083                   4,711
Research                                                                                                       31
                                        -------------  --------- ------------ ------------ -----------------------
Total revenue                                   515         552        1,062        1,083                   4,742

Operating expenses
Research and development                      2,419       2,368        4,175        4,100                  23,349
General and administrative                      902         611        1,564        1,086                  11,539
                                        -------------  --------- ------------ ------------ -----------------------
Total operating expenses                      3,321       2,979        5,739        5,186                  34,888
                                        -------------  --------- ------------ ------------ -----------------------


Net loss                                     (2,806)     (2,427)      (4,677)      (4,103)                (30,146)
                                        =============  ========= ============ ============ =======================



Net loss per common share                     (0.28)      (0.25)       (0.46)       (0.43)



Weighted average number of
common shares outstanding                    10,199       9,760       10,197        9,470


                                 OXiGENE, Inc.
                          (A development stage company)
                 Condensed Consolidated Statements of Cash Flows
                            (All amounts in thousands)
                                   (Unaudited)




                                                                                                         Period from
                                                                                                   February 22, 1988
                                                                                                         (Inception)
                                                                           Six months ended                  through
                                                                                    June 30,                 June 30,
                                                                           1998        1997                     1998
                                                                    ------------ -----------        ----------------

Operating activities
Net Loss                                                                 (4,677)     (4,103)                 (30,146)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                             42          21                      182
    Compensation related to issuance of warrants,
      options and stock appreciation rights                                (264)        711                    1,199
    Other                                                                                                         21
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets                                (327)       (188)                  (1,052)
  Accounts payable and accrued expenses                                   1,304         167                    2,298
                                                                    ------------ -----------        ----------------

Net cash used in operating activities                                    (3,922)     (3,392)                 (27,498)


Financing activities

Proceeds from issuance of common stock
  and capital contribution                                                  109       5,471                   64,099
                                                                    ------------ -----------       -----------------

Net cash provided by financing activities                                   109       5,471                   64,099


Investing activities
Purchases of securities available-for-sale                                                                    (3,368)
Proceeds from sale of securities available-for-sale                                                            3,356
Deposits                                                                                (70)                     (80)
Purchase of furniture, fixture and equipment                                (79)        (88)                    (474)
                                                                    ------------ -----------       ------------------

Net cash used in investing activities                                       (79)       (158)                    (566)

Effect of exchange rate on changes in cash                                   14        (232)                     224
                                                                    ------------ -----------       ------------------

Net increase (decrease) in cash and cash equivalents                     (3,878)      1,689                   36,259
Cash and cash equivalents at beginning of period                         40,137      40,517
                                                                    ------------ -----------      -------------------

Cash and cash equivalents at end of period                               36,259      42,206                   36,259
                                                                    ============ ===========      ===================

                                  OXiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of Statement 130 has had no impact on the Company's net loss or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. During the three months ended June 30, 1998 and 1997, total comprehensive loss amounted to $2,768,000 and $2,425,000, respectively. During the six months ended June 30, 1998 and 1997, total comprehensive loss amounted to $4,655,000 and $4,308,000, respectively.

2.  Stockholder's Equity

     During the six month period ended June 30, 1998, the Company issued 18,284 shares of Common Stock upon exercise of previously granted warrants, options and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $109,000.

     The market value of the Company's Common Stock at June 30, 1998 was lower than the marked price of the Company's Common Stock at December 31, 1997. Accordingly, the charge related to SARs that was previously recorded for financial reporting purposes was reduced by a credit of approximately $264,000 for the six months ended June 30, 1998, to reflect the market value of the unexercised SARs at June 30, 1998.

     In July 1998, the Company amended the warrant agreement related to certain warrants issued in connection with the Company's initial public offering that were due to expire on August 26, 1998. As amended, on August 26, 1998, the term of approximately 847,000 warrants to purchase 1.07 shares of the Company's Common Stock (for an aggregate of approximately 907,000 shares), at $14.35 per warrant, will be extended through December 31, 1999. In addition, the warrants as amended will have a redemption feature. The extension of the term of the warrants will result in a new measurement date for financial reporting purposes. Accordingly, in the third quarter of 1998, the fair market value of the warrants on the date of the extension (August 26, 1998) will be a deemed dividend to the warrant holders for financial reporting purposes.

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Description of Business

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $30.1 million for the period from its inception through June 30, 1998. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of June 30, 1998, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations - Six Months Ended June 30, 1998 and 1997

     During each of the six-month periods ended June 30, 1998 and 1997, the Company had no revenues, except for approximately $1.1 million in interest income. Operating expenses for those periods were approximately $5.7 million and $5.2 million, respectively. Research and development expenses for the six-month period ended June 30, 1998 increased to approximately $4.2 million from approximately $4.1 million for the comparable 1997 period. Research and development expenses for the six months ended June 30, 1997 included a charge for financial reporting purposes of approximately $0.7 million. This charge was recorded because the market value per share of Common Stock on June 30, 1997 exceeded the exercise price of SARs previously granted by the Company to certain clinical investigators and consultants. Because the market value of the Company's Common Stock at June 30, 1998 was less than the market value on December 31, 1997, the charge previously recorded for financial reporting purposes was reduced by approximately $264,000 for the six months ended June 30, 1998. Without giving effect to such charge or credit, research and development expenses increased by approximately $1.0 million compared to the comparable 1997 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the six-month period ended June 30, 1998 increased to approximately $1.6 million from approximately $1.1 million for the comparable 1997 period. The increase in general and administrative expenses is primarily attributable to an overall increase in the Company's activities.

Liquidity and Capital Resources

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of June 30, 1998, had a deficit during the development stage of approximately $30.1 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

     The Company had cash and cash equivalents of approximately $36.3 million at June 30, 1998, compared to approximately $40.1 million at December 31, 1997. The decrease in cash and cash equivalents is primarily a result of the cash being used to finance the Company's operating activities. During the second quarter of 1998, the Company received approximately $0.1 million upon the exercise of outstanding options, warrants and SARs compared to $5.5 million in the comparable quarter of 1997.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts and Lund, Sweden (both research and clinical trial coordination centers). The Company pays the University of Lund, Sweden and other hospitals where applicable, on a per patient basis for conducting its clinical trials. In August 1997, the Company expanded its collaboration with Boston Medical Center Corporation, an affiliate of Boston University Medical Center ("BMCC"). Through June 30, 1998, the Company has paid BMCC approximately $0.5 million. This amount includes fees payable to BMCC for clinical trial services related to the testing of Cordycepin and expenses in connection with the OXiGENE-sponsored research and development facility at BMCC. Further, the Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Oxi-104 and Combretastatin. Through June 30, 1998, the Company has paid ILEX approximately $3.5 million, of which approximately $1.0 million was paid in the six-month period ended June 30, 1998. The Company expects that the amounts payable to ILEX from time to time will increase significantly.

     The Company anticipates that its cash and cash equivalents as of June 30, 1998, should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 1998.

Tax Matters

     As of December 31, 1997, the Company had net operating loss carry forwards of approximately $50.0 million for U.S. and foreign income tax purposes, of which $36 million expires for U.S. purposes through 2012. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.


Item 3.    Quantitative and Qualitative Disclosures about Market Risks

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no legal proceedings pending against the Company. Two former employees have charged, among other things, that their employment was terminated because of their sex, and have threatened legal action. The Company has rejected their proposed settlement offers, aggregating $52,500, because it believes their claims are meritless and have no basis in fact.


Item 2.  Changes in Securities

     None.


Item 3.  Defaults upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 5, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting") in Stockholm, Sweden. At the Meeting, all nominees for director, Professor Marvin Caruthers, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Dr. Bjorn Nordenvall, Dr. Ronald W. Pero and Per-Olof Soderberg, were elected as follows:


Name of Director               Votes For                    Votes Against
----------------               ---------                    -------------
                       Number of     Percentage      Number of       Percentage
                        Shares         of Vote        Shares           of Vote
                        ------         -------        ------           -------
Marvin Caruthers       8,070,520       99.33%         53,870            0.66%
Gerald A. Eppner       8,080,520       99.46%         43,870            0.53%
Michael Ionata         8,080,520       99.46%         43,870            0.53%
Arthur B. Laffer       8,080,520       99.46%         43,870            0.53%
Bjorn Nordenvall       8,080,520       99.46%         43,870            0.53%
Ronald W. Pero         8,080,520       99.46%         43,870            0.53%
Per-Olof Soderberg     8,080,520       99.46%         43,870            0.53%

     The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998, with 8,089,470 votes or (99.9%) cast in favor, 34,175 votes against, and 745 abstentions.


Item 5.   Other Information

     Stockholder Proposals

     The eligibility of stockholders to submit proposals, the proper subjects of stockholder proposals and other issues governing stockholder proposals are regulated by the rules (the "Stockholder Proposal Rules") adopted under Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Stockholders must be received by the Company at its principal executive office, One Copley Place, Suite 602, Boston, Massachusetts 02116, no later than Tuesday, January 5, 1999.

     In addition, in accordance with recent amendments to the Stockholder Proposal Rules, written notice of stockholder proposals to be submitted outside of Rule 14a-8 described above for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company, at the address set forth in the preceding paragraph, on or before Friday, March 20, 1999 in order to be considered timely for purposes of the Stockholder Proposal Rules. The persons designated as proxies by the Company in connection with the 1999 Annual Meeting of Stockholders will have discretionary voting authority with respect to any stockholder proposal of which the Company did not receive timely notice.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

     The  following  exhibit is filed as part of this  Quarterly  Report on Form
10-Q:

         27.1  Financial Data Schedule
         99.1 Press release, issued July 24, 1998, regarding extension of expiration date of warrants.

(b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     OXiGENE, INC.



Date:  August 13, 1998                         /s/ Bo Haglund
       -----------------------                 ----------------
                                               Bo Haglund
                                               Chief Financial Officer