Form 10-Q
period 1998-09-30
OXIGENE INC
filed 1998-11-13
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1998

                                OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from ______ to ______


                         Commission File Number: 0-21990

                                  OXiGENE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    DELAWARE                                                         13-3679168
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                     (IRS Employer
    or organization)                                        Identification No.)


                           One Copley Place, Suite 602
                                Boston, MA 02116
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 536-9500
--------------------------------------------------------------------------------
                     (Telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                  Warrant to Purchase One Share of Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, there were 10,204,049 shares of the Registrant's Common Stock issued and outstanding.

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



                                             INDEX                      PAGE NO.

PART I.     FINANCIAL INFORMATION                                          1
  Item 1.   Financial Statements                                           1
            Condensed Consolidated Balance Sheets                          2
            Condensed Consolidated Statement of Operations                 3
            Condensed Consolidated Statements of Cash Flows                4
            Notes to Condensed Consolidated Financial Statements           5
  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7
  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                    9

PART II.    OTHER INFORMATION                                              10
  Item 1.   Legal Proceedings                                              10
  Item 2.   Changes in Securities                                          10
  Item 3.   Defaults Upon Senior Securities                                10
  Item 4.   Submission of Matters to a Vote of Securityholders             10
  Item 5.   Other Information                                              10
  Item 6.   Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                 11

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

     The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE as of September 30, 1998 and December 31, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997, and the cash flows for the nine-month periods ended September 30, 1998 and September 30, 1997. For further information, refer to the consolidated Financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.



                                                              September 30, 1998          December 31, 1997
                                                              -------------------  -------------------------
                                                                      (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                              34,839                     40,137
   Prepaid expenses                                                          174                        342
   Interest receivable                                                       551                        300
   Other                                                                     134                         61
                                                              -------------------  -------------------------
Total current assets                                                      35,698                     40,840

   Furniture, fixtures and equipment, at cost                                415                        358
   Accumulated depreciation                                                 (185)                      (126)
                                                              -------------------  -------------------------
Net property and equipment                                                   230                        232

Deposits                                                                      80                         80
                                                              -------------------  -------------------------

Total Assets                                                              36,008                     41,152
                                                              ===================  =========================


Liabilities and stockholders' equity Current Liabilities:
   Accounts payable and accrued expenses                                   4,320                        779
   Other payables                                                             52                        172
                                                              -------------------  -------------------------
Total current liabilities                                                  4,372                        951

Stockholders' equity Common stock $0.01 par value:
     Authorized shares - 60,000,000 shares
     Issued and outstanding
     10,204,049 at September 30, 1998
     10,185,765 at December 31, 1997                                         102                        102
   Additional paid-in capital                                             64,947                     65,349
   Deficit accumulated during the development stage                      (33,549)                   (25,469)
   Foreign currency translation adjustment                                   136                        219
                                                              -------------------  -------------------------
Total stockholders' equity                                                31,636                     40,201
                                                              -------------------  -------------------------

Total liabilities and stockholders' equity                                36,008                     41,152
                                                              ===================  =========================





                                                                                                       Period from
                                                                                                 February 22, 1988
                                                                                                        (Inception)
                                                          Three months ended  Nine months ended            through
                                                               September 30,  September 30,          September 30,
                                               1998        1997         1998         1997                     1998
                                        ------------ ----------- ------------ ------------ ------------------------

Revenue
Interest income                                 497         576        1,559        1,659                    5,208
Research                                                                                                        31
                                        ------------ ----------- ------------ ------------ ------------------------
Total revenue                                   497         576        1,559        1,659                    5,239

Operating expenses
Research and development                      3,331       1,578        7,506        5,678                   26,680
General and administrative                      569         561        2,133        1,647                   12,108
                                        ------------ ----------- ------------ ------------ ------------------------
Total operating expenses                      3,900       2,139        9,639        7,325                   38,788
                                        ------------ ----------- ------------ ------------ ------------------------


Net loss                                     (3,403)     (1,563)      (8,080)      (5,666)                 (33,549)
                                        ============ =========== ============ ============ ========================

Net loss per common share                     (0.33)      (0.16)       (0.79)       (0.59)

Weighted average number of
common shares outstanding                    10,204      10,006       10,199        9,648



                                                                                                         Period from
                                                                                                   February 22, 1988
                                                                                                          (Inception)
                                                                                 Nine months ended           through
                                                                                 September 30,         September 30,
                                                                           1998         1997                    1998
                                                                    ------------ ------------ -----------------------

Operating activities
Net Loss                                                                 (8,080)      (5,666)                (33,549)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                              58           43                     198
   Compensation related to issuance of warrants,
     options and stock appreciation rights                                 (512)         255                     951
   Other                                                                                                          21
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                            (156)        (502)                   (882)
      Accounts payable and accrued expenses                               3,392          630                   4,388
                                                                    ------------ ------------ -----------------------
Net cash used in operating activities                                    (5,298)      (5,240)                (28,873)
                                                                    ------------ ------------ -----------------------


Financing activities
Proceeds from issuance of common stock
  and capital contribution                                                  110        7,347                  64,099
                                                                    ------------ ------------ -----------------------
Net cash provided by financing activities                                   110        7,347                  64,099


Investing activities
Purchases of securities available-for-sale                                                                    (3,368)
Proceeds from sale of securities available-for-sale                                                            3,356
Deposits                                                                                 (70)                    (80)
Purchase of furniture, fixture and equipment                                (56)        (166)                   (451)
                                                                    ------------ ------------ -----------------------
Net cash used in investing activities                                       (56)        (236)                   (543)

Effect of exchange rate on changes in cash                                  (54)        (226)                    156
                                                                    ------------ ------------ -----------------------

Net increase (decrease) in cash and cash equivalents                     (5,298)       1,645                  34,839
Cash and cash equivalents at beginning of period                         40,137       40,517
                                                                    ------------ ------------ -----------------------
Cash and cash equivalents at end of period                               34,839       42,162                  34,839
                                                                    ============ ============ =======================


                                  OXiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of Statement 130 has had no impact on the Company's net loss or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. During the three months ended September 30, 1998 and 1997, total comprehensive loss amounted to $3,508,000 and $1,561,000, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive loss amounted to $8,163,000 and $5,869,000, respectively.

2.  Stockholder's Equity

     The market value of the Company's Common Stock at September 30, 1998 was lower than the market price of the Company's Common Stock at December 31, 1997. Accordingly, the charge related to stock appreciation rights ("SARs") that was previously recorded for financial reporting purposes was reduced by a credit of approximately $512,000 for the nine months ended September 30, 1998, to reflect the market value of the unexercised SARs at September 30, 1998.

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

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Description of Business

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $33.5 million for the period from its inception through September 30, 1998. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of September 30, 1998, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations - Nine Months Ended September 30, 1998 and 1997

     During the nine-month periods ended September 30, 1998 and 1997, the Company had no revenues, except for approximately $1.6 million and $1.7 million of interest income, respectively. The decrease in interest income is attributable primarily to a decrease in the Company's cash position during the first nine months of 1998 compared to the comparable 1997 period. Operating expenses for those periods were approximately $9.6 million and $7.3 million, respectively. Research and development expenses for the nine-month period ended September 30, 1998 increased to approximately $7.5 million from approximately $5.7 million for the comparable 1997 period. The increase in research and development expenses is attributable primarily to the Company's accelerated drug development program. For the nine-month period ended September 30, 1997, research and development expenses included a charge for financial reporting purposes of approximately $0.3 million. This charge was recorded because the market value per share of Common Stock on September 30, 1997 exceeded the exercise price of SARs previously granted by the Company to certain clinical investigation and consultants. Because the market value of the Company's Common Stock at September 30, 1998 was less than the market at December 31, 1997, the charge previously recorded for financial reporting purposes was reduced by approximately $512,000 for the nine-month period ended September 30, 1998.
Without giving effect to such charge or credit, research and development expenses increased by approximately $2.6 million. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine-month period ended September 30, 1998 increased to approximately $2.1 million from approximately $1.6 million for the comparable 1997 period. The increase in general and administrative expenses is primarily attributable to an overall increase in the Company's activities.

Liquidity and Capital Resources

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 1998, had a deficit during the development stage of approximately $33.5 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

     The Company had cash and cash equivalents of approximately $34.8 million at September 30, 1998, compared to approximately $40.1 million at December 31, 1997. The decrease in cash and cash equivalents is primarily a result of the cash being used to finance the Company's operating activities. During the third quarter of 1998, no options or warrants were exercised, compared to the exercise of 168,504 options and warrants in the comparable 1997 period, resulting in net proceeds to the Company of $1.9 million.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts and Lund, Sweden (both research and clinical trial coordination centers). The Company pays the University of Lund, Sweden and other hospitals where applicable, on a per patient basis for conducting its clinical trials. In August 1997, the Company expanded its collaboration with Boston Medical Center Corporation, an affiliate of Boston University Medical Center ("BMCC"). Expenses invoiced in connection with this collatorative arrangement amounted to approximately $1.3 million through September 30, 1998. This amount includes fees payable to BMCC for clinical trial services related to the testing of Cordycepin and expenses in connection with the OXiGENE-sponsored research and development facility at BMCC. Further, the Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Oxi-104 and Combretastatin. Through September 30, 1998, expenses invoiced in connection with these contract research services amounted to approximately $5.2 million, of which approximately $2.7 million was invoiced for services in the nine-month period ended September 30, 1998. The Company expects that the amounts payable to ILEX from time to time will increase significantly.

     The Company anticipates that its cash and cash equivalents as of September 30, 1998, should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 1998.

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

Year 2000 Compliance

     Based on a review of its computer systems, the Company believes those systems are "Year 2000 compliant." The Company has contracted with a number of academic institutions and contract research and other organizations for the performance of research, development, preclinical testing and clinical trial services. The Company is conducting an inquiry and review of those institutions and organizations to determine if their computer systems are "Year 2000 compliant." The effect on the Company, if any, if any such institution or organization is found not to be "Year 2000 compliant," is not presently determinable and will likely depend on the nature and extent of the work done by such institution or organization.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

     Not applicable.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

     There are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.


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

     None.


Item 6.      Exhibits and Reports on Form 8-K

     (a)      Exhibits.

                  The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

                  27.1     Financial Data Schedule

     (b)      Reports on Form 8-K.

     Current Report on Form 8-K, dated September 23, 1998, with respect to press release announcing pre-clinical data regarding Combretastatin presented at the 17th Annual Meeting of the European Society for Therapeutic Radiology and Oncology.

                                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     OXiGENE, INC.



Date:  November 12, 1998                                /s/ Bo Haglund
     ---------------------------------------         ---------------------------
                                   Bo Haglund
                                                     Chief Financial Officer

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                 for the Fiscal Quarter Ended September 30, 1998

                                    Exhibits



Exhibit
Number                                               Description
-------                                              -----------

27.1     Financial data schedule.