Form 10-K
period 1998-12-31
OXIGENE INC
filed 1999-04-01
CIK 908259

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1998
                            Commission File No. 0-21990
                                  OXiGENE, INC.

              (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

              Delaware                                    13-3679168
      ------------------------                    --------------------------
          (State or other                              (I.R.S. employer
          jurisdiction of                           identification number)
          incorporation or
           organization)

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was $83,573,736, based on the closing price of $8.875 on that date.

            As of March 19, 1999, the aggregate number of outstanding shares of Common Stock of the registrant was 10,207,049.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on June 3, 1999, is incorporated by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

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


                                     PART I
1.          BUSINESS.

Introduction

            OXiGENE, Inc. ("OXiGENE" or the "Company") is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. Historically, the Company's activities have been directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company has begun to investigate certain of its developmental stage products for applications as direct cancer treatment agents, anti-inflammatory agents or in the treatment of fungal or other infectious diseases, as well as for DNA repair measurement and stimulation. Currently, OXiGENE has in various stages of clinical development therapeutic product candidates that derive from three principal technology platforms.

            The Combretastatin Platform. The Company's primary technology platform presently involves Combretastatin, a proprietary small molecule anti-tumor vascular targeting agent that destroys the existing blood vessels leading to and within a tumor, thereby stopping the growth of the tumor, shrinking it and preventing it from metastasizing. Combretastatin targets the inner areas and center of the tumor, which are not otherwise readily reached by chemotherapeutic agents or radiation, and is expected thereby also to enhance the efficacy of those forms of treatment. Ultimately, the Company expects to develop a Combretastatin - based product that will cause the targeted tumors to disappear, acting either alone or in directly-delivered-combination with other chemotherapeutic agents or radiation.

            Combretastatin acts on proliferating blood vessels found primarily in tumors, leaving normal blood vessels unaffected. Combretastatin is not an anti-angiogenesis product. Products that are developed as anti-angiogenesis agents involve a different mode of action; they attempt to prevent the formation of new tumor blood vessels, not destroying existing ones. The Company believes that anti-angiogenesis products, if successful, can prevent the growth of, but (unlike Combretastatin) do not destroy, existing tumors, thereby requiring continuous treatment to prevent continued tumor growth and metastisization.

            Combretastatins are a family of naturally occurring, highly toxic substances, of which OXiGENE's prototype is Combretastatin A-4 prodrug. Combretastatin A-4 prodrug is an inactive synthetic derivative that becomes activated, and thereupon becomes toxic, when it contacts a tumor's blood vessels and cells. Following its activation, Combretastatin shuts off tumor blood flow, first by occluding the tumor blood vessels (within several minutes after administration of the drug) and subsequently (within several hours) through a process of programmed cell death, which is known as apoptosis. These processes, which occur as a result of Combretastatin binding to and inactivating the tumor blood vessels and cells, cytoskeletal protein, tubulin, interrupt the blood flow that is critical to the survival and growth of tumors. The Company believes that Combretastatin is the only known small molecule vascular targeting agent that can occlude and cause the regression of tumor blood vessels.

            Combretastatin, as developed by the Company, is a wholly synthetic, water soluable product and is manufactured in a multi-step chemical process. The Company believes that Combretastatin can be produced in commercial volumes at reasonable cost.

            Combretastatin was discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University, who has granted the Company an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to Combretastatin and is working with the Company in connection with Combretastatin's development. Combretastatin has been successfully tested in vitro and in vivo in laboratories in the United States and Europe. It is currently undergoing Phase I/II clinical testing in the United States and the United Kingdom. Completion of those tests is expected at various times before the end of 1999. The Company is engaged in preliminary discussions with large international pharmaceutical companies regarding possible collaborative arrangements for the completion of the development, and the commencement of the manufacturing and marketing, of Combretastatin. There can be no assurance that any agreements will result from those discussions.

            The Declopramide Platform. Declopramide is a DNA repair inhibitor drug that makes tumors more susceptible to damage by radiation or chemotherapy, by inducing apoptosis and inhibiting NF-k[Beta]. Hence, it enhances the efficasies of those traditional forms of cancer treatment. Declopramide is the third generation of drugs that stem from the Company's initial technology, and is based on the Company's proprietary knowledge of the processes by which certain enzymes repair damaged DNA sites. That repair function is essential to a cell's survival, including tumor cells that have been damaged as a result of the toxic effects of chemotherapy or radiation. In current Phase I/II clinical studies in the United States, the Company has found that Declopramide, when administered in combination with chemotherapeutic agents, has not exhibited any of the central nervous system (CNS) side effects that were experienced in connection with the Company's previous formulations, which have been abandoned. The current Phase I/II study is expected to be completed by the end of 1999.

            The Cordycepin Platform. Cordycepin is a drug that inhibits DNA replication, a process that is required for cancer cells to reproduce. The Company believes that Cordycepin may be efficacious in treating patients with TdT- positive acute lymphoblastic leukemia (approximately half of all patients having acute lymphobalstic leukemia). The Company believes there are only limited commercial opportunities for Cordycepin in its current state because it must be administered in combination with a drug (Deoxycoformycin) that inhibits an enzyme that, if left alone, would inactivate Cordycepin. The Company is conducting its current clinical Phase I/II study of Cordycepin, however, in order to test the drug's safety at various dosage levels and regimens. It is expected that the study will be completed by the end of 1999. In current pre-clinical studies, the Company is developing second generation Cordycepin analogs that not only do not require the addition of Deoxycoformycin, but also appear to work on both TdT- and TdT+ leukemia. If the results of the Phase I/II Cordycepin/Deoxycoformycin clinical study are favorable, the Company expects to enter Phase I/II clinical testing of the second generation Cordycepin analog by the year 2000. The Company believes the second generation of Cordycepin will have greater commercial applications.

            General.  The Company is a Delaware  corporation that was originally incorporated in New York in 1988. The Company maintains offices in the United States at One Copley Place, Suite 602, Boston, MA 02116 (telephone:
617-536-9500; fax: 617-536-4700), and in Sweden at Blasieholmsgatan 2C, S-111 48
Stockholm,  Sweden  (telephone:   011-46-8-678-8605;   fax:  011-46-8-678-8605).
Consistent with its policy of operating under tightly controlled budgetary standards, the Company maintains a small employee and facilities base, with certain administrative and scientific functions being performed in Sweden and most other activities, including product development, regulatory oversight and clinical testing, being overseen from the growing Boston office. Substantial scientific activities are conducted pursuant to collaborative arrangements with universities and regulatory and clinical testing functions are generally the subject of contracts with third party, specialty enterprises. References in this Annual Report to "OXiGENE" or the "Company" mean OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.

Product Development and Marketing Strategy

            The Company's strategy is to develop innovative cancer therapeutics in a cost-efficient manner. To that end, the Company has established relationships with universities, research organizations and other institutions in the field of oncology. The Company intends to further broaden these relationships, rather than expand its in-house research, development and clinical staff. The Company plans to market its products, if and when approved for marketing, generally through strategic alliances or joint ventures with unaffiliated pharmaceutical companies. To date, the Company has not entered into any joint strategic alliances or ventures. While OXiGENE is likely to explore licensing and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

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

Technology Overview

            OXiGENE has therapeutic product candidates in clinical development comprising three technology platforms: Combretastatin, Declopramide (formerly Oxi-104), the third generation of the Company's N-substituted benzamide agents; and Cordycepin. The Company has also identified DNA repair measurement and DNA repair stimulation as potential other applications of its proprietary DNA repair technology.

            Combretastatin: An Anti-Tumor Vascular Targeting Agent. Combretastatins are organic small molecules found naturally in the bark of the African Bush Willow, the Combretum Caffrum. They were discovered and isolated a decade ago by George R. Pettit, Ph.D. of Arizona State University ("ASU"). In May 1997, OXiGENE and ASU entered into an agreement to develop and test Combretastatin. The ASU agreement also grants OXiGENE an option to acquire an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to the Combretastatins.

            OXiGENE's lead Combretastatin-family therapeutic candidate, Combretastatin A-4 prodrug (Combretastatin), is a derivative of the natural Combretastatin A-4 subtype found by Dr. Pettit. It is a member of a relatively new class of drugs--anti-tumor vascular targeting agents--that shrink solid tumors by selectively targeting and destroying existing tumor-specific blood vessels. Phase I studies of Combretastatin have started in the U.S. and Europe in patients with solid tumors.

            Anti-tumor vascular targeting is a cancer therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor vascular targeting agents attack a tumor's life support system, a network of existing and emerging blood vessels. Preclinical studies have shown that the use of these therapies can cause a tumor to shrink and ultimately disappear.

            According to the Cancer Research Campaign, a cancer organization in the United Kingdom, nearly 90 percent of all cancers--more than 200 types--are solid tumors and, therefore, potential candidates for anti-tumor vascular targeting. Despite advances in treatment with surgery, radiation and chemotherapy, serious problems with those conventional treatments persist. Many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis. Also, and importantly, chemotherapy and radiation treatment damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, eventually induce drug resistance in the tumor.

            While angiogenesis inhibitors (anti-angiogenesis agents) and anti-tumor vascular targeting agents, such as Combretastatin, both target a tumor's blood vessels, they differ in their approach and in their end result. With angiogenesis inhibition, the aim is to prevent tumor growth by inhibiting the formation of tumor-specific blood vessels that feed and sustain the tumor. Anti-tumor vascular targeting agents on the other hand aim to destroy tumors by selectively attacking and destroying their existing blood vessels, creating a rapid and irreversible shutdown of these blood vessels. Such an effect is not observed with anti-angiogenesis drugs.

            The Company believes that shutting off a tumor's blood supply is an efficient therapeutic strategy. Whereas most cancer drugs attack individual cancer cells, Combretastatin can destroy many tumor cells simultaneously, thereby preventing the tumors from metastasizing. Moreover, this result is achieved with relatively small doses, as a result of which Combretastatin may avoid side effects that accompany many other cancer drugs.

            Declopramide, A DNA Repair Inhibitor. DNA repair inhibitors or sensitizers are products that are intended to make cancer cells more receptive to the conventional cancer therapies of radiation and chemotherapy. Declopramide, OXiGENE's DNA repair inhibitor, is in Phase I clinical studies in the U.S. in patients with advanced-stage cancers. These Phase I studies combine Declopramide with 5-FU (5-fluorouracil) or cisplatin, both traditional chemotherapeutic agents.

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

            Traditionally,  cancer  treatment  has been based on the theory that stopping  uncontrolled  cell  division  may  halt or  slow  tumor  growth.  Both radiation and chemotherapy increase DNA damage in tumorous cells, causing toxicity and cell death. Tumorous cells are known to die by either of two mechanisms, necrosis (death with cell replication) and apoptosis (death without cell replication), or both. Based on recent scientific evidence, the Company believes that lower doses of radiation or chemotherapy cause tumor cell death primarily by apoptosis, whereas at higher doses necrotic death is proportionately more prevalent. Apoptosis is initiated by cells as an alternative pathway to block cell replication and induce death. OXiGENE's DNA repair inhibitors are based on N-substituted benzamides, which, the Company believes, cause tumor toxicity primarily by apoptosis. Apoptosis causes cell death without the many toxic side effects associated with necrosis and enzymatic digestion. This is an important basis for OXiGENE's product research and development since its goal is to create drugs to counteract cancer that are also less hazardous to the individual than those used today.

            The Company's drugs are based on metoclopramide, a compound in the family of N-substituted benzamides. N-substituted benzamides, together with the family of nicotinamide compounds, have been developed into drugs for many different medical indications, some of which have been used for more than 30 years. The Company's recent research has focused on the mechanism of action of these compounds and their possible regulation of PARP activity and, thereby, regulation of the processes of DNA repair and apoptosis. Based on its preclinical studies to date, OXiGENE believes that DNA damage, such as that induced by radiation and chemotherapy, activates the nuclear transcription factor kappa B ("NF-kB"), which in turn may modulate PARP activity and activate several other genes that protect cells against apoptosis-induced cytotoxicity and induce inflammatory cytokine product. Therefore, the Company believes that a drug that can inhibit NF-kB, such as Declopramide, may be able to induce tumor killing by apoptosis and inhibit inflammatory responses, which would sensitize DNA-damaging radio- and chemotherapies and at the same time inhibit inflammation, a contributing factor to unwanted side effects, particularly to the central nervous system.

            Additional Potential Products Based on DNA Repair Technology. The Company believes its knowledge of DNA repair activity may also be applied to monitor or screen individuals for susceptibility to cancer, immune deficiencies and chemotherapeutic drug resistance,.

                                   DNA Repair  Measurement.  Studies  have shown
that DNA repair capacity may vary from one individual to another. OXiGENE has quantified individual levels of PARP as a DNA repair estimate. Pursuant to an agreement, dated October 7, 1991, with Preventive Medicine Institute, a not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York, the Company holds an exclusive worldwide license, which expires in 2011, to certain patents and related know-how covering a PARP diagnostic test that measures PARP levels in white blood cells. The Company believes that a simple and inexpensive serum-based test may give a reliable surrogate indication of the level of PARP in white blood cells. OXiGENE has been allowed a U.S. patent, with respect to such a test.

                                   DNA Repair Stimulation. OXiGENE believes that
knowledge of the body's metabolic function and its related process known as "oxidative stress," in which a small number of metabolic "mistakes" occur and cause the formation of certain intermediates that damage DNA, and knowledge of the body's inflammatory response that causes a decline in DNA repair, may lead to the development of drugs that may stimulate DNA repair. Drugs of that type, the Company believes, could reduce a person's susceptibility to cancer and certain diseases associated with the aging process by increasing net DNA repair capacity.

            Although the Company has conducted extensive preclinical cell and animal research into, and is currently in the early stages of clinical testing of, assays and drugs in each of the areas of DNA repair measurement and DNA repair stimulation, there can be no assurance that any assays or drugs related to either of these areas can or will be developed by the Company.

            Cordycepin: An Anti-Leukemic Drug. In May, 1997, OXiGENE, in collaboration with the National Cancer Institute and Boston Medical Center
(BMC), an affiliate of Boston University, started a Phase I/II study of Cordycepin in patients with acute lymphoid leukemia. OXiGENE signed an agreement with BMC that grants the Company an option to acquire an exclusive worldwide royalty-bearing license for Cordycepin.

            Acute lymphoblastic leukemia is a disease that continues to have devastating outcomes in children and adults. Although significant advances have been made in treating the childhood form of this acute leukemia in the past three decades, with cure rates now at 75 percent, there is little prospect for curing the remaining 25 percent even with the best available standard therapy. In adults with acute lymphoblastic leukemia, using the most intensive current treatment regimens, the overall survival rate at three years is 50 percent. In the lymphoblastic variant of chronic myelogenous leukemia, the possibility of cure is nonexistent unless the patient is among the minority for whom a bone marrow transplant is useful.

            Cordycepin was discovered to have antileukemic properties in studies conducted at Boston University that were primarily directed at investigating how certain anti-HIV drugs worked. Researchers found that one anti-HIV drug contained Cordycepin as a minor contaminant. When tested against leukemic cells from patients with acute lymphoblastic leukemia, Cordycepin proved to be very toxic to these cells while sparing normal cells.

            Cordycepin functions as a nucleoside analog having the ability to confuse the DNA synthetic enzyme, terminal deosynucleotidyl transferase (TdT), into thinking it is a normal precursor of DNA. Hence, when Cordycepin is introduced to cells undergoing DNA replication, it produces a defective DNA that then induces cancer cells to undergo apoptosis (programmed cell death) and necrosis. The TdT enzyme is found in particular types of childhood and adult leukemia and lymphoma. It is these TdT-positive leukemia and lymphoma cells that are responsive to Cordycepin. The Company believes that newer Cordycepin analogs it has in preclinical evaluation may kill all types of leukemia and lymphoma cells, whether TdT-positive or TdT-negative.

            TdT is also  found in certain  pathogenic  parasites  and fungi.  In preclinical studies, Cordycepin was shown to kill such disease organisms, in particular pathogenic fungi. Most important, OXiGENE has confirmed this antifungal property of Cordycepin in a murine (mouse) model of invasive candidiasis, a disease (candida) caused by yeast or fungi. Certain strains of candida are resistant to the commonly used antibiotic flucanozole. The Company believes that Cordycepin may therefore, have applicability for both cancer and infectious disease markets.

OXiGENE's Clinical Trial Program

            Combretastatin A-4 Prodrug. In May 1997, OXiGENE and Arizona State University entered into an agreement to develop and test Combretastatins. Combretastatins are a family of naturally-occurring anti-mitotic, cytotoxic molecules, that were identified and isolated by Dr. George R. Pettit, Regents Professor of Chemistry, and his colleagues at ASU, from the South African bushwillow tree. Combretastatin A4 Prodrug, the Company's lead therapeutic candidate of the family, is a wholly synthetic, water soluble manufactured molecule. Combretastatin A4 Prodrug is believed to specifically attack existing tumor vasculature by first occluding blood flow to and from the tumor and later, cause death and regression of the tumor blood vessels. Vasculature is critical to both the survival of a solid tumor mass and its continued growth and, therefore, represent a key target in novel cancer treatment. Loss of these tumor specific blood vessels ultimately results in the death of the tumor by nutrient and oxygen deprivation, as well as a loss of the ability of tumors to metastacize. OXiGENE has an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to the Combretastatins. The Company began testing Combretastatin A4 Prodrug in three Phase I/II dose escalation clinical trials during the fourth quarter 1998 and the first quarter 1999. Each of these clinical trials examine the safety, pharmacokinetics and mode of action of Combretastatin A4 Prodrug using three different dose regimens in patients with advanced solid cancers. All three trials are expected to be completed by the fourth quarter of 1999.

            DNA Repair Inhibiting Products. OXiGENE has discovered a third generation compound, Declopramide, in the family of N-substituted benzamides that it believes should be capable of inhibiting PARP-modulated DNA repair and enhancing the ability of radiation/chemotherapy to act on cancer cells. OXiGENE believes that tumor cells exhibiting increased DNA repair activity, as compared to normal cells, renders them more sensitive to DNA repair inhibition and death by apoptosis. The Company believes, on the basis of its research activities to date, that Declopramide, should act without producing significant toxic side effects.

            The current emphasis of the Company's clinical trial program in the DNA repair inhibitor platform is on evaluating the safety and efficacy of Declopramide in combination with chemotherapy and radiation. Currently, two Phase I/II dose escalation clinical trials are on-going testing Declopramide with radiation in combination with either 5FU/Leucovorin or cisplatin in patients with advanced cancer. Previously, in the Company's clinical trials examining it's first and second generation N-substituted benzamides (Sensamidetm and Neu-Sensamidetm, respectively), a significant number of patients did not complete treatment due to central nervous system (CNS) side effects. These CNS side effects (sedation, anxiety, restlessness and depression) have not been observed in either of the Company's two clinical trials with Declopramide to date. Both trials are expected to be completed by the fourth quarter of 1999.

            Cordycepin/Pentostatin. In December 1996, the Company entered into a clinical trial and sponsored research agreement with BMC, an affiliate of Boston University Medical Center, pursuant to which BMC is conducting a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute and is ongoing. Depending upon the results of the study and the results of the Company's current preclinical study dealing with the second generation of Cordycepin analogs, the Company may conduct additional Phase I/II studies of Cordycepin in 2000 in order to develop a drug that may have potential commercial acceptability at levels deemed satisfactory by the Company (see "Business-Introduction").

            General. OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or efficacious. Additionally, there can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

Product Development and Regulatory Processes

            Research initially involves optimization of leading chemical structures into leading compounds. Once a leading compound has been identified, the preclinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and getting a first indication of the compounds' development potential. Successful preclinical work may lead to the filing of an Investigational New Drug application ("IND"), or a foreign equivalent, with the relevant national regulatory authorities. The IND is a permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

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

Research and Development and Collaborative Arrangements

            OXiGENE's research and development programs are generally pursued in collaboration with academic and other institutions. Currently, the Company has collaborative agreements and arrangements with a number of such institutions in the United States and abroard, including the University of Lund (Lund, Sweden), Boston Medical Center (Boston, Massachusetts), the University of Kentucky Research Foundation (Lexington, Kentucky), the Danish Cancer Society (Aarhus, Denmark), the Gray Laboratory Cancer Research Trust (Middlesex, United Kingdom), Georgetown University (Washington D.C.), the University of Florida (Gainesville, Florida), The University of Texas M.D. Anderson Cancer Center (Houston, Texas), Baylor University (Waco, Texas) and Arizona State University (Tempe, Arizona). The Company incurred approximately $10.4 million, $7.3 million and $4.8 million in research and development expenses in the years ended December 31, 1998, 1997 and 1996, respectively. Substantially all of these amounts represent external research and development expenditures.

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

Patents and Trade Secrets

            To date, OXiGENE's principal products have been based on certain previously known compounds. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes will continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

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

            As of March 29, 1999, the Company is the assignee of four granted U.S. patents, seven pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and six of the pending U.S. applications. One of the pending U.S. applications was filed in 1996; another is the national phase (entered in 1998) of an international application based on a U.S. provisional application filed in 1995. Three of the pending U.S. applications were filed in 1997, of which one (now allowed) is a continuation of an original U.S. application filed in 1994, and two are based on a U.S. provisional application filed in 1996. Two of the pending U.S. applications were filed in 1998, of which one is a continuation-in-part of one of the two last-mentioned applications filed in 1997, and the other is based on a provisional application filed in 1997.

            Specifically,  the Company is the assignee of a U.S. patent, granted
April 20, 1993, for glutathione-s-transferase mu (an inherited enzyme) as a measure of drug resistance, covering a test for resistance to nitrosoureas (a class of chemotherapeutic agents). In addition, the Company is the assignee of a U.S. patent, granted August 23, 1994, for tumor or cancer cell-killing therapy (covering methods of using N-substituted benzamides as radio- and chemosensitizers), and of granted patents in Australia, Canada, Europe
(designating 13 countries), Ireland, Israel, Japan, Mexico, Russia and South Africa (as well as a pending application in Denmark) corresponding thereto. The Company is also the assignee of two U.S. patents, both granted October 1, 1996, for methods of administering and pharmaceutical formulations containing N-substituted benzamides and/or acid addition salts thereof and for methods of administering phenothiazines and/or acid addition salts thereof, and of a granted South African patent and pending European and other foreign applications corresponding to these two U.S. patents. The Company's pending U.S. applications and international counterparts cover further methods of testing or treatment and compositions, including methods of using the DeclopramideTM product.

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

            OXiGENE generally requires its employees and Scientific Advisory Board members to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets, proprietary information or technology in the event of unauthorized use or disclosure of such information. Moreover, although the Company has confidentiality agreements with the institutions (other than the University of Lund) that perform its research, development, preclinical tests and clinical trials, the Company has no such agreements with the employees of such institutions, and there can be no assurance that these employees will abide by the terms of such agreements.

Employees

            The Company's policy has been, and continues to be, to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, preclinical tests and clinical trials. As of March 19, 1999, the Company had 20 full-time employees, of which 16 were engaged in research and development and monitoring of clinical trials. Most of the Company's preclinical tests and clinical trials are subcontracted and performed at the University of Lund, Sweden, and at other European centers, with the assistance primarily of ILEX Oncology Inc., a contract research organization in San Antonio, Texas.

Scientific Advisory Board and Clinical Trial Advisory Board

            In November 1998, the Company determined to restructure its Scientific Advisory Board, bifurcating its functions into two components: scientific research and development and clinical trial planning and evaluation. A newly-created Clinical Trial Advisory Board will assess and evaluate the Company's clinical trial program. The restructured Scientific Advisory Board will continue to discuss and evaluate the Company's research and development projects. Members of both the Scientific Advisory Board and the Clinical Trial Advisory Board will be independent of the Company and will have no involvement with the Company other than serving on such board.

            Some members of the Scientific Advisory Board and the Clinical Trial Advisory Board receive cash compensation. Others have from time to time received, and are expected to continue to receive, options to purchase shares of Common Stock of the Company. All members are reimbursed for reasonable out-of-pocket expenses.

            The composition of the Scientific Advisory Board has not yet been determined, except that it will continue to operate under the Chairmanship of Professor Hans Wigzell.

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

            The members of the Company's Clinical Trial Advisory Board are:

            Hakan Mellstedt, M.D. Ph.D. is Professor of Experimental Oncology at
Uppsala University, Uppsala, Sweden, and Administrative Director of Cancer Center Karolinska, Karolinska Institute, Stockholm, Sweden. He holds a position as Chief Physician at the Department of Oncology, Academic Hospital, Uppsala, and has specialist certificates in Oncology, Hematology and Internal Medicine. He is the Chairman of the Swedish Society of Oncology. Professor Mellstedt is currently a member of the Editorial Board of several international scientific journals and has published more than 350 articles in the areas of hematology, medical oncology, tumor immunology and the development of immunotherapeutics/biotherapeutics in hematological malignancies as well as in solid tumors. Professor Mellstedt is the Chairman of OXiGENE's Clinical Trial Advisory Board.

            Margaret A. Tempero, M.D. is Professor of Medicine at the Department of Internal Medicine of the University of Nebraska Medical Center ("UNMC") and Deputy Director of UNMC's Eppley Cancer Center. Professor Tempero is the Principal Investigator for a number of studies in the areas of pancreatic cancer and colon cancer. Professor Tempero currently serves on the Board of Directors of the American Society of Clinical Oncology. She is the associate editor of Cancer Research and serves on the editorial board of the Journal of Clinical Oncology.

            Jan B. Vermorken, M.D., Ph.D. is Professor of Oncology and head of the Department of Medical Oncology of the University Hospital of the University of Antwerp, Belgium. Professor Vermorken has held numerous functions with the Dutch Cancer Society and the European Organization for Research on Treatment of Cancer (EORTC), and currently is a member of EORTC's Early Clinical Studies Group and the Subcommittee for Chemotherapy of EORTC's Head and Neck Cancer Cooperative Group. Professor Vermorken has lectured extensively in the area of gynecological oncology and currently serves of the Editorial Board of the International Journal of Gynecological Oncology.

            Lee S. Rosen, M.D. is Adjunct Assistant Professor at UCLA's Department of Medicine, Division of Hematology-Oncology and is a Director of UCLA's Cancer Therapy Development Program. In 1995, Dr. Rosen received the Merit Award of the American Association of Cancer Research and in 1996, Dr. Rosen was the recipient of the Fellow Merit Award of the American Society of Clinical Oncology.

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

            The Company is aware that Techniclone, Inc. is a developing a tumor vascular targeting agent. The Company believes Techniclone's technology differs significantly from the Company's Combretastatin technology because it is based on large molecules. In addition, the Company knows of a number of companies that are in the process of developing and testing compounds that affect angiogenesis (the formation on new blood vessels), including Agouron Pharmaceuticals, Inc., British Biotech Plc., EntreMed, Inc. and Collagenex, Inc.

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

Risk Factors

            History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability. The Company, as a development stage enterprise, has experienced net losses every year since its inception and, as of December 31, 1998, had a deficit accumulated during the development stage of approximately $37.0 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            Early Stage of Product Development; Uncertainties of Clinical Trials; Unproven Safety and Efficacy. OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or efficacious. Additionally, the Company has encountered problems in its clinical trials and may in the future experience further problems that may cause it to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

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

            Dependence on Others for Clinical  Development and Manufacturing and
Marketing. The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Other than Dr. Ronald
W. Pero, Ph.D., the Company's Chief Scientific Officer, the Company does not directly employ any scientists or other laboratory personnel and all of its preclinical tests and clinical trials are subcontracted to and performed at the University of Lund, Sweden and at other centers in Europe and the United States, with the assistance of research and consulting firms. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting preclinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Although the Company considers its relations with existing collaborative partners to be satisfactory, all its current arrangements are short term in nature. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to explore license and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing and maintaining collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that, if established, such future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

            Clinical  Trials;  Government  Regulation  and Health  Care  Reform;
Managed Care. The Company's research and development activities, preclinical testing and clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "-- Product Development and Regulatory Processes." Preclinical testing and clinical trials and manufacturing and marketing of OXiGENE's products are and will continue to be subject to the rigorous testing and approval processes of the FDA, the Swedish Medical Products Agency and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any products developed by OXiGENE or that a product, if approved in one country, will be approved in other countries. See "--Product Development and Regulatory Processes." Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Additionally, further government regulation may be established which could prevent or delay regulatory approval of the Company's products. Further, the U.S. Congress continues to debate various health care reform proposals which, if adopted, may have a material adverse effect on the Company. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies.

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

            Dependence on Patents and Proprietary Technology. To date, OXiGENE's principal products have been based on certain previously known compounds. The Company anticipates that products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers and/or for any specific uses is discovers for new or previously known compounds, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes may continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

            The Company's success will depend, in part, on its ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 29, 1999, the Company is the assignee of four granted U.S. patents, seven pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to three of the granted U.S. patents and six of the pending U.S. applications. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued, that any issued patents will provide the Company with competitive protection or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, particularly in Sweden, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products, although the Company is not aware of any such assertions or any basis therefor. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around such patents. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company generally requires employees, Scientific Advisory Board members and the institutions that perform its preclinical and clinical tests (though not the employees of such institutions) to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "--Patents and Trade Secrets."

            Dependence on Certain Officers and Directors and Others. The Company believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers and directors, particularly Dr. Bjorn Nordenvall, its Chief Executive Officer, and Dr. Ronald Pero, its Chief Scientific Officer. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, particularly the University of Lund, Lund, Sweden, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Dr. Pero is a Professor of Molecular Ecogenetics at the University of Lund. The Company benefits indirectly from certain research grants received by Dr. Pero. The Company is materially dependent on the research and development efforts of Dr. Pero and his various relationships and affiliations, the loss of which could have a material adverse effect on the Company's business. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

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

            Price Volatility of the Common Stock. The market price of the Common Stock has been, and likely will continue to be, highly volatile as frequently is the case with the publicly-traded securities of pharmaceutical research and development companies. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors such as results of clinical trials, announcements of research developments and results by the Company or its competitors and government regulatory action affecting the Company's products in both the United States and foreign countries have had, and may continue to have, a significant effect on the Company's business and on the market price of the Common Stock. As of December 31, 1998, an aggregate of 49,612 stock appreciation rights ("SARs"), with a weighted average exercise price of $7.19 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, substantially all of the shares of Common Stock issuable upon exercise of outstanding options, SARs and warrants have been registered and may be sold from time to time hereafter. Such sales, as well as future sales of Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Common Stock. The price and liquidity of the Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects thereof may differ between those markets.

            No Dividends. The Company has not declared or paid dividends on its Common Stock since its inception and does not intend to declare or pay any dividends to its stockholders in the foreseeable future. See "Market For Registrant's Common Equity and Related Stockholder Matters."

                          GLOSSARY OF SCIENTIFIC TERMS

Apoptosis                A natural  programmed  cell  death not  involving  cell
                         replication

CGMP standards           Current good manufacturing  practice standards required
                         for regulatory affairs

Chemotherapy             Drugs that control cancer growth

Cisplatin                A chemotherapeutic compound

Controlgroup             A group of patients  involved  in a clinical  trial who
                         are receiving placebos

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

Necrosis                 Cell death by decomposition after replication

N-substituted benzamid   Class  of  drugs   believed  by  OXiGENE  to  sensitize
                         radiation and chemotherapy

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

2.          PROPERTIES.

            The Company's executive offices are located in Boston, Massachusetts. The Boston office lease has a current annual rent of approximately $63,000 and expires on April 30, 2002, but may be terminated at any time by the Company upon six months' written notice and payment of a cancellation fee. In connection with the listing of its Common Stock on the Stockholm Stock Exchange, the Company opened an executive office in Stockholm, Sweden. The Stockholm office is leased at an annual rate of approximately $41,000, and the lease expires on September 30, 2000. In connection with the discontinuance of the Company's Neu-Sensamide(TM) project, the Company will be closing its Lund, Sweden, office. The Company does not own or lease any laboratories or other research and development facilities.

3.          LEGAL PROCEEDINGS.

            There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1998.

Executive Officers of the Company

            The executive officers of the Company and their ages at December 31, 1998, were as follows:

Name                              Age  Position
Bjorn Nordenvall, M.D., Ph.D..    47   Chief Executive Officer,
                                       President and Chairman of the
                                       Board of Directors

David Sherris, M.D., Ph.D.....    46   Chief Operating Officer and
                                       Director of Drug Development

Ronald W. Pero, Ph.D..........    59   Chief Scientific Officer and a
                                       Director

Bo Haglund....................    47   Chief Financial Officer

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

            David Sherris, Ph.D. joined OXiGENE in May 1998 as the Director of Drug Development and, in June 1998, assumed the additional position of Chief Operating Officer. Dr. Sherris' responsibilities include overseeing the development of OXiGENE's products and overall operations in the United States. Dr. Sherris has over 16 years of experience in academics and industry. Prior to joining OXiGENE, Dr. Sherris was in charge of managing the external research program for the Department of Experimental Therapeutics at Ares Advanced Technology, a division of the Ares-Serono Group, a pharmaceutical company engaged in cancer and fertility therapeutics. Dr. Sherris has also held managerial and research positions at Unilever Research, a division of Unilever N.V., a global chemical and pharmaceutical concern, and Centocor, Inc., a biotechnology company engaged in a multitude of therapeutic indications including cardiovascular, oncologic and arthritic diseases, as well as a faculty position in the Division of Clinical Immunology, Department of Medicine, Mt. Sinai Medical Center, New York, New York.

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

                                Common Stock                  Warrants

Calendar Year                   High    Low                High     Low

1997
First Quarter                   $36.25  $22.63             $26.25   $12.25
Second Quarter                   35.00   26.25              25.25    15.56
Third Quarter                    41.88   24.00              29.25    15.25
Fourth Quarter                   29.25   15.25              18.50     6.50

1998
First Quarter                   $18.75  $14.63             $ 9.00   $  5.00
Second Quarter                   18.00    9.75               6.63      2.38
Third Quarter                    12.88    5.88               3.25      1.03
Fourth Quarter                   11.31    4.81               3.50      1.00

            As of March 16, 1999, there were 50 holders of record of the Company's Common Stock and six holders of record of the Company's Warrants. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 1998 Annual Meeting of Stockholders, that there are more than 5,000 beneficial owners of its Common Stock.

            The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.          SELECTED FINANCIAL DATA.

                          Summary Financial Information
                                  OXiGENE, Inc.
                          (A development stage company)


                              1994       1995       1996        1997       1998
                         ------------------------------------------------------

Statement of Operations
Data:

Revenues:
  Research income             -           -           -           -            -
  Interest income       265,440     420,949     684,039   2,217,467    1,997,991
                    ------------------------------------------------------------
    Total revenues      265,440     420,949     684,039   2,217,467    1,997,991

Operating Expenses:
  Research and        1,764,462   2,843,593   4,822,834   7,281,504   10,358,913
    development
  General and         1,340,737   1,295,191   1,819,638   3,046,484    3,135,871
    administrative
                    ------------------------------------------------------------
    Total operating   3,105,199   4,138,784   6,642,472  10,327,988   13,494,784
      expenses
                    ------------------------------------------------------------

Net loss             (2,839,759) (3,717,835) (5,958,433) (8,110,521)(11,496,793)
                    ============================================================

Net loss per common       (0.56)      (0.63)      (0.80)      (0.83)      (1.13)
share-basic
  and dilutive

Weighted average number
of common shares          5,037        5,876      7,440       9,770       10,201
outstanding
(in thousands)



                            1994        1995        1996        1997        1998
                      ---------------------------------------------------------

Balance Sheet Data:

Cash and cash          1,193,999  10,406,605  40,517,182  40,136,662  31,756,534
  equivalents
Securities available   3,291,128     502,020           0           0          0
  for sale
Working capital        4,447,080  10,510,024  40,418,846  39,889,394  29,907,659
Total assets           4,770,951  11,227,251  41,168,759  41,152,357  33,018,825
Total liabilities        290,969     670,077     650,001     951,088   2,827,011
Deficit accumulated
  during the         (7,682,039)(11,399,874)(17,358,307)(25,468,828)(36,965,621)
  development stage
Total stockholders'    4,479,982  10,557,174  40,518,758  40,201,269  30,191,814
  equity

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview

            OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable develoment-stage companies. OXiGENE has generated a cumulative net loss of approximately $37.0 million for the period from its inception through December 31, 1998.

            OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of December 31, 1998, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.


Results of Operations

Year ended December 31, 1998, compared to year ended December 31, 1997.

            During the years ended December 31, 1998 and 1997, the Company had no revenues, except for approximately $2.0 million and $2.2 million of interest income, respectively. The Company's total operating expenses for the year ended December 31, 1998, increased to approximately $13.5 million from approximately $10.3 million for the comparable 1997 period. Research and development expenses for those years were approximately $10.4 million and $7.3 million, respectively. Research and development expenses in 1998 included a charge recorded for financial reporting purposes of approximately $1.3 million related to the issuance of non-employee stock options and the extension of the terms of certain stock options. The increase also reflects the planned significant increase in research and development, clinical trials and other expenses related to the Company's product development program. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding stock appreciation rights ("SARs"), research and development expenses have fluctuated, and are expected to continue to fluctuate, from year to year. General and administrative expenses for the year ended December 31, 1998, increased to approximately $3.1 million from approximately $3.0 million for the comparable 1997 period.

            In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been to minimize the number of employees and to use outside consultants to the extent practicable. OXiGENE expects that its clinical trial expenses will increase as it expands its clinical trial program, and initiates research and clinical trials on its new compounds.

Year ended December 31, 1997, compared to year ended December 31, 1996.

            OXiGENE had no revenues, expect for approximately $2.2 million and $0.7 million of interest income in the years ended December 31, 1997 and 1996, respectively. The increase in interest income is attributable to the investment of the net proceeds of the Company's secondary offering in connection with its listing on the Stockholm Stock Exchange, which was completed in November 1996, as well as cash received upon exercise of options and warrants throughout the year.

            The Company's total operating expenses for the year ended December 31, 1997, increased to approximately $10.3 million from approximately $6.6 million for the comparable 1996 period. Research and development expenses for those years were approximately $7.3 million and $4.8 million, respectively. Research and development expenditures are net of a credit for financial reporting purposes of approximately $0.2 million related to SARs granted to certain clinical investigators. Research and development expenditures for 1996 included a charge for financial reporting purposes of approximately $1.0 million related to SARs. This charge was recorded because the market value per share of common stock on December 31, 1997 ($17.50) exceeded the exercise price SARs granted by the Company to certain clinical investigators and consultants.
Without giving effect to such charge, research and development expenses increased by approximately $3.7 million compared to the comparable 1996 period. The increase is primarily attributable to research and development expenditures related to the Company's third generation of sensitizer Declopramide (former OXi-104), Cordycepin, Combretastatin A-4 Prodrug and its ongoing clinical trial program. General and administrative expenses for the year ended December 31, 1997, increased to approximately $3.0 million from approximately $1.8 million for the comparable 1996 period. The increase in general and administrative expenses was primarily attributable to establishing a clinical trial and research coordination center in Boston, Massachusetts, and a general increase in expenses due to a higher level of business activities.

Liquidity and Capital Resources

            OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of December 31, 1998, had an accumulated deficit of approximately $37.0 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed operations principally through the net proceeds it has received from private and public equity financings, and from the exercise of outstanding options and warrants.

            OXiGENE had cash and cash equivalents of approximately $31.8 million and $40.1 million at December 31, 1998 and 1997, respectively.

            OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development pre-clinical testing and clinical trials. Quarterly payments are being made to the University of Lund, Lund, Sweden, for pre-clinical research and clinical trials. For the years ended December 31, 1998, 1997 and 1996, the amount of such retainer was approximately $0.6 million, $1.0 million and $0.3 million, respectively.

            In May 1996, OXiGENE in collaboration with ILEX(TM) Oncology Inc. ("ILEX"), a contract research organization in San Antonio, Texas, established a large-scale synthesis of Declopramide in accordance with FDA current U.S. Good Laboratory Practice standards ("cGLP"). During the years ended December 31, 1998, 1997 and 1996, the Company paid ILEX approximately $2.3 million, $1.6 million and $0.9 million, respectively. The increase in the amounts paid to ILEX reflects the research and development with respect to Declopramide and
Combretastatin A-4 Prodrug, a compound that in pre-clinical studies indicates toxicity toward tumor vasculature.

            OXiGENE anticipates that the cash and cash equivalents it had available at December 31, 1998, and interest income it will earn thereon should be sufficient to satisfy the Company's projected cash requirements for approximately the next 30 months.

            However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress of pre-clinical testing and clinical trials; progress of the Company's research and development programs; the time and cost required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the cost of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it might have to seek substantial additional private or public financing or enter into a collaborative arrangement with one or more third parties to complete the development of any product or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all.

            OXiGENE had no material commitments for capital expenditures as of December 31, 1998.

Impact of Year 2000

            The Company's internal computer information system will be Year 2000 compliant before year end. These systems consists only of standard software from established and recognized providers. Any new software purchases will be Year 2000 compliant.

            The Company's Year 2000 issues and potential business interruptions, costs, damages or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. These third parties consists mainly of leading educational institutions and universities in the US and Europe, and clinical research organizations. The Company has no reason to believe that these third parties will not be Year 2000 compliant. However, the Company is in the process of reviewing its third party relationship in order to assess and address Year 2000 issues with respect to these third parties.

            The costs associated with the Company's Year 2000 compliance have been nominal, and the Company believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.

            The Company intends to develop a contingency plan to be able to react to any Year 2000 problems should they arise.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's cash and cash equivalents are maintained primarily in US dollar accounts and amounts payable for research and development to research organizations are contracted in US dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in US dollars. The Company does not have any other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances may require.

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

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1999. The information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company," and is incorporated by reference into this Item 10.

11.         EXECUTIVE COMPENSATION.

            The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1999.

12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1998.

13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1999.

                                    PART IV


14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)   Documents Filed with this Report.

            The following documents are filed as part of this report.

      1.    Financial Statements
            --------------------

      The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.

      2.    Financial Statement Schedules
            -----------------------------

      None.

      3.    Exhibits
            --------

      Exhibit
      Number      Description

      3.1         Restated Certificate of Incorporation of the Registrant.*

      3.2         By-Laws of the Registrant.*

      3.3         Certificate of Amendment of Certificate of Incorporation.**

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

      4.2 Warrant Agreement (including form of Warrant Certificate), dated August 26, 1993, between the Company and America Stock Transfer & Trust Company.*

      10.1 Patent License Agreement dated as of October 7, 1991 between Preventive Medicine Institute and Bio-Screen, Inc.*

      10.2 Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*

      10.3 Employment Agreement, dated as of April 4, 1997, between Registrant and Dr. Ronald W. Pero.**

      10.4 Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.***

      10.5 Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB.***

      10.6 Consulting Agreement, dated as of August 1, 1995, between Registrant and IPC Nordic A/S.***

      10.7        OXiGENE 1996 Stock Incentive Plan.****

      10.8 Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.
                  **

      10.9 Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.**

      10.10 Office Lease, dated February 26, 1997, between Registrant and Copley Place Associates Nominee Corporation.**

      10.11 Employment Agreement, dated as of April 4, 19997, between Registrant and Dr. Claus M0ller.**

      23          Consent of Ernst & Young, LLP.

      27          Financial Data Schedule.

      99.1 U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance.
                  ****

      99.2        U.S.  Patent  Number   5,340,565,   issued  August  23,  1994,
                  registered to Ronald W. Pero, regarding tumor or cancer cell killing therapy and agents useful therefor. ****

      99.3 U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ****

      99.4 International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ****

      -------------------------

      * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

      ** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997.

      *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      **** Incorporated by reference to the Registrant's Registration Statement on Form S-3 (file no. 333-12867) and any amendments thereto. (b) Reports on Form 8-K.

                  The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OXiGENE, INC.


                                          By: /s/ Bjorn Nordenvall
                                              ----------------------------------
                                                Bjorn Nordenvall
                                                President and Chief Executive
                                                Officer
                                                March 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                       Title                      Date

/s/ Bjorn Nordenvall                  President, Chief           March 30, 1999
----------------------             Executive Officer and
Bjorn Nordenvall                     Director (principal
                                      executive officer)


/s/ Bo Haglund                    Chief Financial Officer        March 30, 1999
----------------------
Bo Haglund


                                         Director                March __, 1999
----------------------
Marvin H. Caruthers


                                         Director                March __, 1999
----------------------
Michael Ionata


/s/ Arthur B. Laffer                     Director                March 30, 1999
----------------------
Arthur B. Laffer


/s/ Ronald W. Pero                       Director                March 30, 1999
----------------------
Ronald W. Pero


/s/ Per-Olof Soderberg                   Director                March 30, 1999
----------------------
Per-Olof Soderberg


/s/ Gerald A. Eppner                     Director                March 30, 1999
----------------------
Gerald A. Eppner

                            Form 10-K Item 14(a)(1)

                                 OXiGENE, Inc.
                         (A development stage company)





                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of OXiGENE, Inc. are included in
Item 8:

Report of Independent Auditors............................................  F- 2
Consolidated Balance Sheets--December 31, 1998
  and 1997................................................................  F- 3
Consolidated Statements of Operations--Years
  Ended December 31, 1998, 1997 and 1996 and
  the Period from February 22, 1988
  (Inception) through December 31, 1998
  (Unaudited).............................................................  F- 4
Consolidated Statements of Stockholders' Equity
  (Deficit)--Years Ended December 31, 1998, 1997,
  1996, 1995, 1994, 1993, 1992, 1991 and 1990
  (Unaudited) and the Period from February 22,
  1988 (Inception) through December 31, 1998
  (Unaudited).............................................................  F- 5
Consolidated Statements of Cash Flows--Years
  Ended December 31, 1998, 1997 and 1996 and
  the Period from February 22, 1988
  (Inception) through December 31, 1998
  (Unaudited).............................................................  F-17
Notes to Consolidated Financial Statements................................  F-18


Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. (a development stage company) at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP

New York, New York
January 13, 1999

                                 OXiGENE, Inc.
                         (A development stage company)

                          Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                             1997              1998
                                                                       ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 40,136,662   $ 31,756,534
   Prepaid expenses                                                            341,912        608,766
   Interest receivable                                                         300,636        196,326
   Other                                                                        61,272        173,044
                                                                       ---------------------------------
Total current assets                                                        40,840,482     32,734,670

Furniture, fixtures and equipment, at cost                                     357,876        372,170
Accumulated depreciation                                                      (125,601)      (167,615)
                                                                       ---------------------------------
                                                                               232,275        204,555
Deposits                                                                        79,600         79,600
                                                                       ---------------------------------
Total assets                                                              $ 41,152,357   $ 33,018,825
                                                                       =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses:
     Accrued expenses                                                     $    778,606   $  2,171,234
     Other payables                                                            172,482        655,777
                                                                       ---------------------------------
Total current liabilities                                                      951,088      2,827,011

Commitments (Note 4)

Stockholders' equity (Note 2):
   Common stock, $.01 par value:
     Authorized shares--
       60,000,000 shares at December 31, 1997 and 1998
     Issued and outstanding shares--
       10,185,765 shares at December 31, 1997;
       10,207,049 shares at December 31, 1998                                  101,858        102,071
   Additional paid-in capital                                               65,348,603     68,714,785
   Deficit accumulated during the development stage                        (25,468,828)   (36,965,621)
   Accumulated other comprehensive income                                      219,636        325,888
   Deferred compensation                                                             -     (1,985,309)
                                                                       ---------------------------------
Total stockholders' equity                                                  40,201,269     30,191,814
                                                                       ---------------------------------
Total liabilities and stockholders' equity                                $ 41,152,357   $ 33,018,825
                                                                       =================================

See accompanying notes.

                                 OXiGENE, Inc.
                         (A development stage company)

                     Consolidated Statements of Operations

                                                                                             PERIOD FROM
                                                                                          FEBRUARY 22, 1988
                                                   YEAR ENDED DECEMBER 31                (INCEPTION) THROUGH
                                           1996            1997             1998          DECEMBER 31, 1998
                                      ------------------------------------------------------------------------
                                                                                              (Unaudited)
Revenues
Research income                        $          -     $          -    $          -         $      31,000
Interest income                             684,039        2,217,467       1,997,991             5,646,738
                                      ------------------------------------------------------------------------
                                            684,039        2,217,467       1,997,991             5,677,738

Operating expenses
Research and development:
   CATO Research, Ltd. (Note 5)             318,210          166,640               -             2,950,073
   Other                                  4,504,624        7,114,864      10,358,913            26,582,938
                                      ------------------------------------------------------------------------
Total research and development            4,822,834        7,281,504      10,358,913            29,533,011
General and administrative
   (including related party
   transactions of approximately
   $336,000, $494,000 and $631,000
   in 1996, 1997 and 1998,
   respectively) (Note 5)                 1,819,638        3,046,484       3,135,871            13,110,348
                                      ------------------------------------------------------------------------
Total operating expenses                  6,642,472       10,327,988      13,494,784            42,643,359
                                      ------------------------------------------------------------------------
Net loss                               $ (5,958,433)    $ (8,110,521)   $(11,496,793)        $ (36,965,621)
                                      ========================================================================

Net loss per common share                     $(.80)           $(.83)         $(1.13)
Weighted average number of
   common shares outstanding              7,439,616        9,770,364      10,200,567

See accompanying notes.

                                 OXiGENE, Inc.
                         (A development stage company)

           Consolidated Statements of Stockholders' Equity (Deficit)

                                    (Note 2)

                                                                               COMMON STOCK,         COMMON STOCK
                                                                               $.01 PAR VALUE         SUBSCRIBED       ADDITIONAL
                                                                           ---------------------- -------------------   PAID-IN
                                                                DATE          SHARES     AMOUNTS   SHARES    AMOUNT     CAPITAL
                                                           ------------------------------------------------------------------------
Net loss for period from February 22, 1988 (inception)
  through December 31, 1988 (unaudited)                                             -     $    -         -    $    -   $        -
Issuance of common stock in exchange for transfer of
  patent application ownership to the Company by an
  officer/director recorded at no value, which reflects
  transferor's basis (unaudited)                           May 1988           380,000      3,800         -         -       (3,800)
Issuance of common stock at approximately $0.74 per share
  (unaudited)                                              June 1988          271,033      2,710         -         -      197,290
Issuance of common stock in exchange for the outstanding
  common stock of Bio-Screen Inc. (unaudited)              August 1988        100,000      1,000         -         -       (1,000)
                                                                           --------------------------------------------------------
Balance at December 31, 1988 (unaudited)                                      751,033      7,510         -         -      192,490
Net loss for 1989 (unaudited)                                                       -          -         -         -            -
Issuance of common stock at approximately $0.74 per share
  (unaudited)                                              January 1989       271,033      2,710         -         -      197,290
                                                                           --------------------------------------------------------
 Balance at December 31, 1989 (unaudited)                                   1,022,066     10,220         -         -      389,780
Net loss for 1990                                                                   -          -         -         -            -
Issuance of common stock at approximately $0.74 per share  March 1990 to
                                                             December 1990    257,487      2,575         -         -      187,425
Common stock subscribed                                    December 1990            -          -    13,547    10,000            -
                                                                           --------------------------------------------------------
Balance at December 31, 1990                                                1,279,553     12,795    13,547    10,000      577,205
Net loss for 1991                                                                   -          -         -         -            -
Issuance of common stock at approximately $0.74 per share  January 1991        13,547        136   (13,547)  (10,000)       9,864
Issuance of common stock at $0.71 per share                February 1991      330,000      3,300         -         -      230,033
Issuance of common stock at approximately $1.50 per share  August 1991        100,000      1,000         -         -      149,000
Issuance of common stock at $1.95 per share                December 1991      220,000      2,200         -         -      426,800
                                                                           --------------------------------------------------------
Balance at December 31, 1991                                                1,943,100     19,431         -         -    1,392,902
Net loss for 1992                                                                   -          -         -         -            -
Issuance of common stock at $1.95 per share, net of
  issuance costs of approximately $121,000                 December 1992      985,000      9,850         -         -    1,789,866
                                                                           --------------------------------------------------------
Balance at December 31, 1992                                                2,928,100     29,281         -         -    3,182,768

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED   ACCUMULATED       STOCK                        TOTAL
                                                            DURING THE       OTHER      SUBSCRIPTION                 STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE    AND NOTES      DEFERRED       EQUITY
                                                               STAGE         INCOME      RECEIVABLE    COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
Net loss for period from February 22, 1988 (inception)
  through December 31, 1988 (unaudited)                      $ (185,962)    $    -        $     -       $     -       $ (185,962)
Issuance of common stock in exchange for transfer of
  patent application ownership to the Company by an
  officer/director recorded at no value, which reflects
  transferor's basis (unaudited)                                    -            -              -             -                -
Issuance of common stock at approximately $0.74 per share
  (unaudited)                                                       -            -              -             -          200,000
Issuance of common stock in exchange for the outstanding
  common stock of Bio-Screen Inc. (unaudited)                       -            -              -             -                -
                                                           ------------------------------------------------------------------------
Balance at December 31, 1988 (unaudited)                     (185,962)           -              -             -           14,038
Net loss for 1989 (unaudited)                                (179,119)           -              -             -         (179,119)
Issuance of common stock at approximately $0.74 per share
  (unaudited)                                                       -            -              -             -          200,000
                                                           ------------------------------------------------------------------------
Balance at December 31, 1989 (unaudited)                     (365,081)           -              -             -           34,919
Net loss for 1990                                            (326,648)           -              -             -         (326,648)
Issuance of common stock at approximately $0.74 per share           -            -              -             -          190,000
Common stock subscribed                                             -            -        (10,000)            -                -
                                                           ------------------------------------------------------------------------
Balance at December 31, 1990                                 (691,729)           -        (10,000)            -         (101,729)
Net loss for 1991                                            (501,872)           -              -             -         (501,872)
Issuance of common stock at approximately $0.74 per share           -            -         10,000             -           10,000
Issuance of common stock at $0.71 per share                         -            -              -             -          233,333
Issuance of common stock at approximately $1.50 per share           -            -              -             -          150,000
Issuance of common stock at $1.95 per share                         -            -              -             -          429,000
                                                           ------------------------------------------------------------------------
Balance at December 31, 1991                               (1,193,601)           -              -             -          218,732
Net loss for 1992                                          (1,628,667)           -              -             -       (1,628,667)
Issuance of common stock at $1.95 per share, net of
  issuance costs of approximately $121,000                          -            -       (360,750)            -        1,438,966
                                                           ------------------------------------------------------------------------
Balance at December 31, 1992                               (2,822,268)           -       (360,750)            -           29,031

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                                               COMMON STOCK,         COMMON STOCK
                                                                               $.01 PAR VALUE         SUBSCRIBED      ADDITIONAL
                                                                           ---------------------- -------------------   PAID-IN
                                                                DATE          SHARES     AMOUNTS   SHARES    AMOUNT     CAPITAL
                                                           ------------------------------------------------------------------------
 Net loss for 1993                                                                  -    $     -         -    $  -     $        -
 Issuance of common stock at $1.95 per share, net of       January 1993 to
  issuance costs of approximately $136,500                   February 1993    445,000      4,450         -       -        726,800
 Repayment of notes receivable                             January 1993             -          -         -       -              -
 Issuance of warrants and options as compensation to
  certain directors to purchase 180,000 and 10,000 shares
  of common stock, respectively, at $1.95 per share        May 1993                 -          -         -       -        427,500
 Issuance of common stock at $6.00 per share, net of
  issuance costs of  approximately $1,836,000              September 1993   1,500,000     15,000         -       -      7,149,247
 Issuance of common stock at $6.00 per share, net of
  issuance costs of approximately $82,000                  October 1993       105,000      1,050         -       -        547,050
                                                                           --------------------------------------------------------
 Balance at December 31, 1993                                               4,978,100     49,781         -       -     12,033,365
 Net loss for 1994                                                                  -          -         -       -              -
 Unrealized losses on securities available-for-sale                                 -          -         -       -              -
 Comprehensive loss                                                                 -          -         -       -              -
 Issuance of common stock at $1.95 per share               April 1994          80,000        800         -       -        155,200
                                                                           --------------------------------------------------------
 Balance at December 31, 1994                                               5,058,100     50,581         -       -     12,188,565
 Net loss for 1995                                                                  -          -         -       -              -
 Unrealized gain on securities available-for-sale                                   -          -         -       -              -
 Foreign currency translation adjustment for 1995                                   -          -         -       -              -
 Comprehensive loss                                                                 -          -         -       -              -
 Issuance of options as compensation to consultants to
  purchase 165,000 shares of common stock at $6.00 per
  share                                                    June 1995                -          -         -       -         20,625
 Issuance of common stock at $6.00 per share, net of
  issuance costs of approximately $524,000                 July 1995        1,666,700     16,667         -       -      9,460,009
 Issuance of common stock at $1.50 per share (12,500) and  July 1995 to
  $1.95 per share (86,000)                                   December 1995     98,500        985         -       -        185,465
 Subscriptions for 5,000 shares of common stock at $1.95
  per share                                                December 1995            -          -     5,000      50          9,700
                                                                           --------------------------------------------------------
 Balance at December 31, 1995                                               6,823,300     68,233     5,000      50     21,864,364

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED   ACCUMULATED       STOCK                        TOTAL
                                                            DURING THE       OTHER      SUBSCRIPTION                 STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE    AND NOTES      DEFERRED       EQUITY
                                                               STAGE         INCOME      RECEIVABLE    COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
 Net loss for 1993                                           $(2,020,012)  $       -      $      -      $      -       $(2,020,012)
 Issuance of common stock at $1.95 per share, net of
  issuance costs of approximately $136,500                            -            -             -             -          731,250
 Repayment of notes receivable                                        -            -       360,750             -          360,750
 Issuance of warrants and options as compensation to
  certain directors to purchase 180,000 and 10,000 shares
  of common stock, respectively, at $1.95 per share                   -            -             -             -          427,500
 Issuance of common stock at $6.00 per share, net of
  issuance costs of  approximately $1,836,000                         -            -             -             -        7,164,247
 Issuance of common stock at $6.00 per share, net of
  issuance costs of approximately $82,000                             -            -             -             -          548,100
                                                           ------------------------------------------------------------------------
 Balance at December 31, 1993                                (4,842,280)           -             -             -        7,240,866
 Net loss for 1994                                           (2,839,759)           -             -             -       (2,839,759)
 Unrealized losses on securities available-for-sale                   -      (77,125)            -             -          (77,125)
                                                                                                                     --------------
 Comprehensive loss                                                   -            -             -             -       (2,916,884)
                                                                                                                     --------------
 Issuance of common stock at $1.95 per share                          -            -             -             -          156,000
                                                           ------------------------------------------------------------------------
 Balance at December 31, 1994                                (7,682,039)     (77,125)            -             -        4,479,982
 Net loss for 1995                                           (3,717,835)           -             -             -       (3,717,835)
 Unrealized gain on securities available-for-sale                     -       76,632             -             -           76,632
 Foreign currency translation adjustment for 1995                     -       24,894             -             -           24,894
                                                                                                                     --------------
 Comprehensive loss                                                   -            -             -             -       (3,616,309)
                                                                                                                     --------------
 Issuance of options as compensation to consultants to
  purchase 165,000 shares of common stock at $6.00 per
  share                                                               -            -             -             -           20,625
 Issuance of common stock at $6.00 per share, net of
  issuance costs of approximately $524,000                            -            -             -             -        9,476,676
 Issuance of common stock at $1.50 per share (12,500) and
  $1.95 per share (86,000)                                            -            -             -             -          186,450
 Subscriptions for 5,000 shares of common stock at $1.95
  per share                                                           -            -             -             -            9,750
                                                           ------------------------------------------------------------------------
 Balance at December 31, 1995                               (11,399,874)      24,401             -             -       10,557,174

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                                                   COMMON STOCK,        COMMON STOCK
                                                                                   $.01 PAR VALUE        SUBSCRIBED     ADDITIONAL
                                                                                -------------------- -----------------   PAID-IN
                                                                      DATE        SHARES    AMOUNTS   SHARES   AMOUNT    CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for 1996                                                                        -   $     -        -   $  -     $        -
Unrealized gain on securities available-for-sale                                         -         -        -      -              -
Foreign currency translation adjustment for 1996                                         -         -        -      -              -
Comprehensive loss                                                                       -         -        -      -              -
Issuance of common stock upon exercise of options, warrants or stock appreciation rights (SAR):
    At $1.95 per share                                           January 1996        5,000        50   (5,000)   (50)             -
    At $1.95 per share                                           January 1996       50,000       500        -      -         97,000
    At $1.95 per share                                           March 1996         95,000       950        -      -        184,300
    At $1.95 per share                                           April 1996         50,000       500        -      -         97,000
    At $7.25 per share                                           June 1996           2,500        25        -      -         18,100
    At $9.67 per share                                           June 1996         120,482     1,206        -      -      1,164,204
    At $1.95 per share                                           June 1996          75,000       750        -      -        145,500
    At $1.95 per share                                           July 1996          50,000       500        -      -         97,000
    At $5.50 per share                                           July 1996           5,000        50        -      -         27,450
    At $10.35 per share                                          July 1996          49,755       498        -      -        480,777
    At $7.25 per share                                           July 1996          10,000       100        -      -         72,400
    At $1.95 per share                                           August 1996        31,500       315        -      -         61,110
    At $7.25 per share                                           August 1996         2,500        25        -      -         18,100
    At $22.00 per share (SAR)                                    August 1996         5,129        51        -      -        112,789
    At $9.67 per share                                           August 1996       270,342     2,702        -      -      2,612,318
    At $21.00 per share (SAR)                                    September 1996      1,910        19        -      -         40,091
    At $11.54 per share                                          October 1996        8,560        86        -      -         98,714
    At $1.95 per share                                           November 1996       5,000        50        -      -          9,700
    At $6.25 per share                                           November 1996      50,000       500        -      -        312,000
    At $8.95 per share                                           November 1996      27,250       272        -      -        243,615
    At $7.25 per share                                           November 1996      42,150       422        -      -        370,021
    At $11.54 per share                                          November 1996      52,965       529        -      -        610,796
    At $15.74 per share                                          November 1996      69,000       690        -      -        943,710
Capital contribution by officer                                  June 1996               -         -        -      -         53,170
Public offering of common stock at $25.2732 per share, net of
  issuance costs of approximately $2,217,000                     November 1996   1,150,000    11,500        -      -     26,835,896
Accrued stock appreciation rights                                                        -         -        -      -      1,103,542
                                                                                ---------------------------------------------------
Balance at December 31, 1996                                                     9,052,343    90,523        -      -     57,673,667

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED      OTHER          STOCK                        TOTAL
                                                            DURING THE    ACCUMULATED   SUBSCRIPTION                 STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE    AND NOTES      DEFERRED       EQUITY
                                                               STAGE         INCOME      RECEIVABLE    COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
Net loss for 1996                                            $(5,958,433)   $      -      $     -        $   -        $(5,958,433)
Unrealized gain on securities available-for-sale                      -          493            -            -                493
Foreign currency translation adjustment for 1996                      -       87,981            -            -             87,981
                                                                                                                     --------------
Comprehensive income                                                  -            -            -            -         (5,869,959)
                                                                                                                     --------------
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR):
    At $1.95 per share                                                -            -            -            -                  -
    At $1.95 per share                                                -            -            -            -             97,500
    At $1.95 per share                                                -            -            -            -            185,250
    At $1.95 per share                                                -            -            -            -             97,500
    At $7.25 per share                                                -            -            -            -             18,125
    At $9.67 per share                                                -            -            -            -          1,165,410
    At $1.95 per share                                                -            -            -            -            146,250
    At $1.95 per share                                                -            -            -            -             97,500
    At $5.50 per share                                                -            -            -            -             27,500
    At $10.35 per share                                               -            -            -            -            481,275
    At $7.25 per share                                                -            -            -            -             72,500
    At $1.95 per share                                                -            -            -            -             61,425
    At $7.25 per share                                                -            -            -            -             18,125
    At $22.00 per share (SAR)                                         -            -            -            -            112,840
    At $9.67 per share                                                -            -            -            -          2,615,020
    At $21.00 per share (SAR)                                         -            -            -            -             40,110
    At $11.54 per share                                               -            -            -            -             98,800
    At $1.95 per share                                                -            -            -            -              9,750
    At $6.25 per share                                                -            -            -            -            312,500
    At $8.95 per share                                                -            -            -            -            243,887
    At $7.25 per share                                                -            -            -            -            370,443
    At $11.54 per share                                               -            -            -            -            611,325
    At $15.74 per share                                               -            -            -            -            944,400
Capital contribution by officer                                       -            -            -            -             53,170
Public offering of common stock at $25.2732 per share,
  net of issuance costs of approximately $2,217,000                   -            -            -            -         26,847,396
Accrued stock appreciation rights                                     -            -            -            -          1,103,542
                                                           ------------------------------------------------------------------------
Balance at December 31, 1996                                (17,358,307)     112,875            -            -         40,518,758

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                                               COMMON STOCK,         COMMON STOCK
                                                                               $.01 PAR VALUE         SUBSCRIBED       ADDITIONAL
                                                                           ---------------------- --------------------  PAID-IN
                                                                DATE          SHARES     AMOUNTS   SHARES    AMOUNT     CAPITAL
                                                           ------------------------------------------------------------------------
Net loss for 1997                                                                   -     $    -         -    $  -     $       -
Foreign currency translation adjustment for 1996                                    -          -         -       -             -
Comprehensive income                                                                -          -         -       -             -
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR):
    At prices ranging from $25.50 to $32.25 (SAR)          January 1997         3,690         37         -       -         98,023
    At $8.95 per share                                     January 1997        32,700        328         -       -        292,338
    At $11.54 per share                                    January 1997        34,240        343         -       -        394,857
    At $5.50 per share                                     February 1997       25,000        250         -       -        137,250
    At $7.25 per share                                     February 1997       45,000        450         -       -        325,800
    At $11.54 per share                                    February 1997       32,324        322         -       -        372,772
    At $34.50 per share (SAR)                              February 1997          473          5         -       -         16,345
    At $5.50 per share                                     March 1997          15,000        150         -       -         82,350
    At $7.25 per share                                     March 1997           2,500         25         -       -         18,100
    At $11.54 per share                                    March 1997          52,930        529         -       -        610,401
    At $13.69 per share                                    March 1997          34,500        344         -       -        471,856
    At $33.50 per share (SAR)                              March 1997             391          4         -       -         13,121
    At $1.95 per share                                     April 1997         285,000      2,850         -       -        552,900
    At $5.50 per share                                     April 1997          80,000        800         -       -        439,200
    At $7.25 per share                                     April 1997         100,000      1,000         -       -        724,000
    At $11.54 per share                                    April 1997          17,253        173         -       -        198,972
    At $5.50 per share                                     May 1997             5,000         50         -       -         27,450
    At $6.94 per share                                     May 1997             2,000         20         -       -         13,860
    At $7.00 per share                                     May 1997             5,000         50         -       -         34,950
    At $7.25 per share                                     May 1997             5,000         50         -       -         36,200
    At $11.54 per share                                    May 1997            13,979        140         -       -        161,213

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED   ACCUMULATED       STOCK                        TOTAL
                                                            DURING THE       OTHER      SUBSCRIPTION                 STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE    AND NOTES      DEFERRED       EQUITY
                                                               STAGE         INCOME      RECEIVABLE    COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
Net loss for 1997                                            $(8,110,521)  $       -      $     -         $   -       $(8,110,521)
Foreign currency translation adjustment for 1996                      -      106,761            -             -           106,761
                                                                                                                     --------------
Comprehensive income                                                  -            -            -             -        (8,003,760)
                                                                                                                     --------------
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR):
    At prices ranging from $25.50 to $32.25 (SAR)                     -            -            -             -            98,060
    At $8.95 per share                                                -            -            -             -           292,666
    At $11.54 per share                                               -            -            -             -           395,200
    At $5.50 per share                                                -            -            -             -           137,500
    At $7.25 per share                                                -            -            -             -           326,250
    At $11.54 per share                                               -            -            -             -           373,094
    At $34.50 per share (SAR)                                         -            -            -             -            16,350
    At $5.50 per share                                                -            -            -             -            82,500
    At $7.25 per share                                                -            -            -             -            18,125
    At $11.54 per share                                               -            -            -             -           610,930
    At $13.69 per share                                               -            -            -             -           472,200
    At $33.50 per share (SAR)                                         -            -            -             -            13,125
    At $1.95 per share                                                -            -            -             -           555,750
    At $5.50 per share                                                -            -            -             -           440,000
    At $7.25 per share                                                -            -            -             -           725,000
    At $11.54 per share                                               -            -            -             -           199,145
    At $5.50 per share                                                -            -            -             -            27,500
    At $6.94 per share                                                -            -            -             -            13,880
    At $7.00 per share                                                -            -            -             -            35,000
    At $7.25 per share                                                -            -            -             -            36,250
    At $11.54 per share                                               -            -            -             -           161,353

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                                               COMMON STOCK,         COMMON STOCK
                                                                               $.01 PAR VALUE         SUBSCRIBED       ADDITIONAL
                                                                           ---------------------- -------------------   PAID-IN
                                                                DATE          SHARES     AMOUNTS   SHARES    AMOUNT     CAPITAL
                                                           ------------------------------------------------------------------------
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR) (continued):
    At $1.95 per share                                     June 1997           10,000    $   100         -    $  -     $   19,400
    At $5.50 per share                                     June 1997            5,000         50         -       -         27,450
    At $7.00 per share                                     June 1997            5,000         50         -       -         34,950
    At $7.25 per share                                     June 1997           15,000        150         -       -        108,600
    At $11.54 per share                                    June 1997           32,782        327         -       -        378,052
    At $8.95 per share                                     July 1997           16,350        163         -       -        146,169
    At $11.54 per share                                    July 1997            2,033         20         -       -         23,445
    At $15.74 per share                                    July 1997           17,250        172         -       -        235,928
    At $11.54 per share                                    August 1997        120,801      1,209         -       -      1,393,106
    At $5.38 per share                                     September 1997      10,000        100         -       -         53,700
    At $7.25 per share                                     September 1997       1,000         10         -       -          7,240
    At $13.41 per share                                    September 1997       1,070         11         -       -         14,339
    At $5.38 per share                                     October 1997         5,000         50         -       -         26,850
    At $7.25 per share                                     October 1997         5,000         50         -       -         36,200
    At prices ranging from $25.75 to $27.00 (SAR)          October 1997         7,437         75         -       -        200,141
    At $5.50 per share                                     November 1997       30,000        300         -       -        164,700
    At $6.00 per share                                     November 1997        5,000         50         -       -         29,950
    At $6.375 per share                                    November 1997       46,666        467         -       -        297,029
    At $19.75 per share (SAR)                              November 1997        1,053         11         -       -         20,794
    At $5.38 per share                                     December 1997        5,000         50         -       -         26,850
Accrued stock appreciation rights                                                   -          -         -       -       (591,915)
                                                                           --------------------------------------------------------
Balance at December 31, 1997                                               10,185,765     101,858        -       -     65,348,603

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED   ACCUMULATED       STOCK                        TOTAL
                                                            DURING THE       OTHER      SUBSCRIPTION                 STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE    AND NOTES      DEFERRED       EQUITY
                                                               STAGE         INCOME      RECEIVABLE    COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR) (continued):
    At $1.95 per share                                      $         -    $       -      $    -        $    -        $    19,500
    At $5.50 per share                                                -            -           -             -             27,500
    At $7.00 per share                                                -            -           -             -             35,000
    At $7.25 per share                                                -            -           -             -            108,750
    At $11.54 per share                                               -            -           -             -            378,379
    At $8.95 per share                                                -            -           -             -            146,332
    At $11.54 per share                                               -            -           -             -             23,465
    At $15.74 per share                                               -            -           -             -            236,100
    At $11.54 per share                                               -            -           -             -          1,394,315
    At $5.38 per share                                                -            -           -             -             53,800
    At $7.25 per share                                                -            -           -             -              7,250
    At $13.41 per share                                               -            -           -             -             14,350
    At $5.38 per share                                                -            -           -             -             26,900
    At $7.25 per share                                                -            -           -             -             36,250
    At prices ranging from $25.75 to $27.00 (SAR)                     -            -           -             -            200,216
    At $5.50 per share                                                -            -           -             -            165,000
    At $6.00 per share                                                -            -           -             -             30,000
    At $6.375 per share                                               -            -           -             -            297,496
    At $19.75 per share (SAR)                                         -            -           -             -             20,805
    At $5.38 per share                                                -            -           -             -             26,900
Accrued stock appreciation rights                                     -            -           -             -           (591,915)
                                                           ------------------------------------------------------------------------
Balance at December 31, 1997                                  (25,468,828)   219,636           -             -         40,201,269

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                                               COMMON STOCK,         COMMON STOCK
                                                                               $.01 PAR VALUE         SUBSCRIBED       ADDITIONAL
                                                                           ---------------------- -------------------   PAID-IN
                                                                DATE          SHARES     AMOUNTS   SHARES    AMOUNT     CAPITAL
                                                           ------------------------------------------------------------------------

Net loss for 1998                                                                   -    $     -         -    $   -    $        -
Foreign currency translation adjustment for 1998                                    -          -         -        -             -
Comprehensive loss                                                                  -          -         -        -             -
Issuance of common stock upon exercise of options,
  warrants or stock appreciation rights (SAR):
    At $5.50 per share                                     January 1998        10,000        100         -        -        54,900
    At $5.38 per share                                     March 1998           2,000         20         -        -        10,740
    At $13.41 per share                                    May 1998             1,284         13         -        -        17,207
    At $5.38 per share                                     June 1998            5,000         50         -        -        26,850
    At $5.38 per share                                     December 1998        3,000         30         -        -        16,110
Deferred compensation                                                               -          -         -        -     3,575,256
Accrued stock appreciation rights                                                   -          -         -        -      (334,881)
                                                                           --------------------------------------------------------
Balance at December 31, 1998                                               10,207,049   $102,071         -    $   -    $68,714,785
                                                                           ========================================================

See accompanying notes.

                                 OXiGENE, Inc.
                         (A development stage company)

     Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                    (Note 2)

                                                              DEFICIT
                                                            ACCUMULATED   ACCUMULATED      STOCK                        TOTAL
                                                            DURING THE       OTHER      SUBSCRIPTION                STOCKHOLDERS'
                                                            DEVELOPMENT  COMPREHENSIVE   AND NOTES      DEFERRED        EQUITY
                                                               STAGE         INCOME      RECEIVABLE   COMPENSATION    (DEFICIT)
                                                           ------------------------------------------------------------------------
Net loss for 1998                                          $(11,496,793)   $       -       $    -     $        -    $(11,496,793)
Foreign currency translation adjustment for 1998                     -       106,252            -              -         106,252
                                                                                                                    ---------------
Comprehensive loss                                                   -             -            -              -     (11,390,541)
                                                                                                                    ---------------
  At $5.50 per share                                                 -             -            -              -          55,000
  At $5.38 per share                                                 -             -            -              -          10,760
  At $13.41 per share                                                -             -            -              -          17,220
  At $5.38 per share                                                 -             -            -              -          26,900
  At $5.38 per share                                                 -             -            -              -          16,140
Deferred compensation                                                -             -            -     (1,985,309)      1,589,947
Accrued stock appreciation rights                                    -             -            -              -        (334,881)
                                                           ------------------------------------------------------------------------
Balance at December 31, 1998                               $(36,965,621)    $325,888       $    -     $(1,985,309)   $30,191,814
                                                           ========================================================================

See accompanying notes.

                                 OXiGENE, Inc.
                         (A development stage company)

                     Consolidated Statements of Cash Flows

                                                                                              PERIOD FROM
                                                                                             FEBRUARY 22, 1988
                                                         YEAR ENDED DECEMBER 31             (INCEPTION) THROUGH
                                                  1996            1997           1998        DECEMBER 31, 1998
                                             -------------------------------------------------------------------
                                                                                                (Unaudited)
Operating activities
Net loss                                       $(5,958,433)    $(8,110,521)   $(11,496,793)     $(36,965,621)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on  securities                             2,513               -              -            11,973
       available-for-sale
     Depreciation                                   37,153          79,244         61,622           202,088
     Abandonment of furniture, fixture
       and equipment                                 9,041               -          3,903            12,944
     Compensation related to issuance
       of warrants, options and stock
       appreciation rights                       1,035,270        (243,359)     1,255,066         2,718,197
     Changes in operating assets and
       liabilities:
         Prepaid expenses and other
           current assets                         (283,636)       (173,311)      (297,037)       (1,021,646)
         Accounts payable, accrued
           expenses and other payables             185,457         370,986      1,917,412         2,911,072
                                             -------------------------------------------------------------------
Net cash used in operating activities           (4,972,635)     (8,076,961)    (8,555,827)      (32,130,993)

Financing activities
Proceeds from investor                                   -               -              -           100,000
Repayment to investor                                    -               -              -          (100,000)
Proceeds from issuance and subscription
   of common stock, net                         34,521,881       7,929,630        126,020        64,062,053
Other capital contributions                         53,170               -              -            53,170
                                             -------------------------------------------------------------------
Net cash provided by financing activities       34,575,051       7,929,630        126,020        64,115,223

Investing activities
Purchases of securities                                  -               -              -        (3,368,253)
   available-for-sale
Proceeds from sale of securities available-
   for-sale                                        500,000               -              -         3,356,280
Deposits                                                 -         (70,000)             -           (79,600)
Purchase of furniture, fixtures and
   equipment                                      (101,058)       (233,882)       (41,349)         (436,809)
                                             -------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                      398,942        (303,882)       (41,349)         (528,382)
                                             -------------------------------------------------------------------

Effect of exchange rate on changes in
   cash                                            109,219          70,693         91,028           300,686
                                             -------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                  30,110,577        (380,520)    (8,380,128)       31,756,534
Cash and cash equivalents at beginning
   of period                                    10,406,605      40,517,182     40,136,662                 -
                                             -------------------------------------------------------------------
Cash and cash equivalents at end
   of period                                   $40,517,182     $40,136,662    $31,756,534       $31,756,534
                                             ===================================================================

See accompanying notes.

                                 OXiGENE, Inc.
                         (A development stage company)

                   Notes to Consolidated Financial Statements

                               December 31, 1998



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

OXiGENE, Inc. (the "Company") is a development stage pharmaceutical company. The Company was originally incorporated as Oxi-Gene, Inc. in the State of New York on February 22, 1988 and subsequently recapitalized and incorporated in the State of Delaware in December 1992.

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

At December 31, 1998, substantially all of cash and cash equivalents was deposited in one financial institution. Approximately 73% and 26% of cash and cash equivalents were deposited at two financial institutions at December 31, 1997.

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

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's basic net loss per share was calculated by dividing the net loss per share by the weighted average number of shares outstanding. All options and warrants issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted average shares. Accordingly, Statement 128 had no effect on the Company's net loss per share.

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

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. Accumulated other Comprehensive income at December 31, 1998 and 1997 consists of accumulated foreign currency translation adjustments.

2. STOCKHOLDERS' EQUITY

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



2. STOCKHOLDERS' EQUITY (continued)

In May 1995, the Company changed its authorized common stock from 10,000,000 shares at $.01 par value to 15,000,000 shares at $.01 par value.

In November 1996, the Company changed its authorized common stock from 15,000,000 shares at $.01 par value to 60,000,000 shares at $.01 par value.

OPTIONS AND WARRANTS

The following is a summary of the Company's stock option, warrant and stock appreciation rights activity:

           NUMBER OF OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

                                                              STOCK            STOCK
                                          NONQUALIFIED      INCENTIVE       APPRECIATION      STOCK
                                          STOCK OPTIONS      OPTIONS           RIGHTS        WARRANTS
                                         -----------------------------------------------------------------
    Balance at December 31, 1995               869,500        115,000           77,000       2,631,500
      Granted during 1996                      336,518         13,482                -         148,350
      Exercised during 1996                    (74,000)             -          (10,000)       (998,004)
      Canceled during 1996                     (20,000)             -                -               -
                                         -----------------------------------------------------------------
    Balance at December 31, 1996             1,112,018        128,482           67,000       1,781,846
      Granted during 1997                      316,120         19,880                -               -
      Exercised during 1997                   (402,166)             -          (17,388)       (718,212)
      Canceled during 1997                           -              -                -               -
                                         -----------------------------------------------------------------
    Balance at December 31, 1997             1,025,972        148,362           49,612       1,063,634
      Granted during 1998                      240,594              -                -               -
      Exercised during 1998                    (20,000)             -                -          (1,284)
      Canceled during 1998                     (47,500)        (6,000)               -        (115,800)
      Adjustment for options repriced
        during 1998                           (116,878)        (3,049)               -               -
                                         -----------------------------------------------------------------
    Balance at December 31, 1998             1,082,188        139,313           49,612         946,550
                                         =================================================================

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

                WEIGHTED AVERAGE PRICE OF OPTIONS, WARRANTS AND
                           STOCK APPRECIATION RIGHTS

                                                              STOCK            STOCK
                                          NONQUALIFIED      INCENTIVE       APPRECIATION       STOCK
                                          STOCK OPTIONS      OPTIONS           RIGHTS         WARRANTS
                                         -----------------------------------------------------------------
    Balance at December 31, 1995              $ 6.21          $ 7.52           $  6.95         $  8.50
      Granted during 1996                      27.69           22.13                 -           10.73
      Exercised during 1996                     6.46               -              6.41            7.22
      Canceled during 1996                      6.00               -                 -               -
    Balance at December 31, 1996               12.75            8.95              7.03            9.60
      Granted during 1997                      30.75           28.81                 -               -
      Exercised during 1997                     6.35               -              6.58            8.28
    Balance at December 31, 1997               20.76           11.43              7.26           12.63
      Granted during 1998                       9.43               -                 -               -
      Exercised during 1998                     5.44               -                 -           13.41
      Canceled during 1998                     28.20           28.81                 -           10.92
    Balance at December 31, 1998               10.37            9.44              7.26           12.93


          OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS EXERCISABLE

                                                              STOCK            STOCK
                                          NONQUALIFIED      INCENTIVE       APPRECIATION       STOCK
                                          STOCK OPTIONS      OPTIONS           RIGHTS         WARRANTS
                                         -----------------------------------------------------------------
    December 31, 1995:
       Exercisable                            747,833         125,000          66,000        2,631,500
       Weighted average exercise price          $6.22           $7.52           $6.87            $8.50

    December 31, 1996:
       Exercisable                            824,673         129,494          67,000        1,781,846
       Weighted average exercise price          $5.53           $7.01           $7.03            $9.60

    December 31, 1997:
       Exercisable                            445,814         129,519          49,612        1,063,634
       Weighted average exercise price         $10.07           $7.01           $7.26           $12.63

    December 31, 1998:
       Exercisable                            401,846         123,988          49,612          946,550
       Weighted average exercise price          $8.40           $9.02           $7.26           $12.93

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

          OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS OUTSTANDING

                                                              STOCK            STOCK
                                          NONQUALIFIED      INCENTIVE       APPRECIATION       STOCK
                                          STOCK OPTIONS      OPTIONS           RIGHTS         WARRANTS
                                         -----------------------------------------------------------------
    December 31, 1998:
       Exercise price of $1.95 per
        share:
         Outstanding                           10,000               -               -           40,000
         Weighted average remaining
           contractual life                  .4 years               -               -          4 years
         Exercisable                           10,000               -               -           40,000
       Exercise prices ranging from
         $5.38 per share to $10.00 per
           share:
             Outstanding                      945,670         139,313          49,612          906,550
             Weighted average exercise
               price                            $8.08           $9.44           $7.26           $13.41
             Weighted average remaining
               contractual life             7.7 years       5.5 years       5.0 years           1 year
             Exercisable                      345,834         123,988          49,612          906,550
             Weighted average exercise
               price                            $5.98           $9.02           $7.26           $13.41
       Exercise prices ranging from
         $28.81 to $32.13:
             Outstanding                      126,518               -               -               -
             Weighted average exercise
               price                           $28.20               -               -               -
             Weighted average remaining
               contractual life               8 years               -               -               -
             Exercisable                       46,012               -               -               -
             Weighted average exercise
               price                           $27.93               -               -               -

STOCK OPTION PLANS

During 1992, the Board of Directors implemented an Stock Incentive Option Plan (the "Plan"). The Plan, which was amended in 1993, provided for the grant of options to purchase up to 1,166,900 shares of common stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan provided for the issuance of stock appreciation rights.

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

Under the Plan, the exercise price determined by the Board of Directors or committee must be at least 100% of the fair market value of the Company's common stock as of the date of the grant. Upon termination of employment, any granted option, vested or unvested, shall, to the extent not previously exercised, terminate except under certain conditions as outlined in the Plan. The options granted under the Plan are generally exercisable at specific dates over a ten-year period.

In 1996, the Company's stockholders approved the OXiGENE 1996 Stock Incentive Plan (the "1996 Plan"). Certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, "incentive stock options" (ISOs) within the meaning of Section 422 of the Internal Revenue Code, "nonqualified stock options" (NQSOs) and stock appreciation rights may be granted. A maximum of 1,000,000 shares may be the subject of ISOs, NQSOs and stock appreciation rights under the 1996 Plan.

The Company extended the term of certain options and stock  appreciation  rights
(see below) issued to employees. Such options and stock appreciation rights expired in May 1998 and were extended to June 1999. In the fourth quarter, the Company recorded compensation expense of approximately $650,000 relating to this extension.

On December 14, 1998, the Company repriced certain options issued to employees, directors and members of the Scientific Advisory Board. The revised exercise prices were $8.93 per share (market value on December 14, 1998) and $10 per share. In addition, options issued in 1998 included options to nonemployees. The Company recorded compensation expense of approximately $17,000 relating to nonemployee options issued or repriced.

In  1998,  the  Company  also  recorded  stock-based   compensation  expense  of
approximately $922,000 in connection with other options issued to nonemployees.

STOCK APPRECIATION RIGHTS

From 1993 through 1995, the Board of Directors granted stock appreciation rights to 77,000 shares at exercise prices ranging from $5.88 to $7.63. Stock appreciation rights expire ten years from date of grant.

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

In 1996 and 1997, stock appreciation rights to 10,000 and 17,388 shares were exercised when the market values of the Company's common stock exceeded the exercise price of the stock appreciation rights and 7,039 and 13,044 shares, respectively, were issued.

The Company records a charge for financial reporting purposes when the market value of the common stock exceeds the exercise price of the stock appreciation rights. The charge is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of common stock of the Company, the charge related to unexercised stock appreciation rights is credited to additional paid-in capital. The market value of the Company's common stock at December 31, 1998 ($10.75) was less than the market value at December 31, 1997 ($17.50) and, accordingly, the charge previously recorded for financial reporting purposes was reduced by a credit of approximately $335,000 in 1998 to reflect the market value of the unexercised stock appreciation rights at December 31, 1998.

STOCK WARRANTS

During 1993, the Company completed an initial public offering of 1,500,000 units at $6.00 per unit and an over-allotment issuance of 105,000 units at $6.00 per unit. Each unit consists of one share of the Company's common stock and one warrant (the "Public Warrant"). Each warrant was exercisable for one share of the Company's common stock at a price of $7 per share during the first year of exercisability. Thereafter, the exercise price increased each year by $2. In connection with this offering, the Company sold to the Underwriters, for nominal consideration, 150,000 Warrants (the "Underwriters' Warrants"). The Underwriters' Warrants were initially exercisable at a price of $9.90 per unit for a period of four years, commencing August 26, 1994. The shares of common stock and warrants issuable upon the exercise of the Underwriters' Warrants are identical to those included in the units offered hereby except that the warrants contained in the Underwriters' Warrants were initially exercisable to purchase one share of common stock at $11.55. In January 1997, to comply with anti-dilution provisions, the number of shares issuable upon the exercise of the Public Warrants and Underwriters' Warrants were revised to 1,717,350 and 163,500, respectively. The exercise prices of such warrants were also revised to $10.35 (subsequently increased to $12.35 and $14.35 in August 1996 and 1997, respectively) and $8.95 per share, respectively. In addition,

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

the total shares of common stock issuable upon the exercise of the warrant contained in the Underwriters' Warrants was increased to 172,500 and the exercise price was revised to $13.69 per share. In July 1998, the term of the Public Warrants that were due to expire in August 1998 were extended through December 31, 1999. The amended terms of these warrants include a redemption feature.

Public Warrants outstanding at December 31, 1998 amounted to 906,550. There were no Underwriters' Warrants outstanding at December 31, 1998. In addition, the Company has issued warrants to directors and other individuals. Such warrants outstanding at December 31, 1998 amounted to $40,000 with an exercise price of $1.95.

COMMON STOCK RESERVED FOR ISSUANCE

As of December 31, 1998, the Company has reserved approximately 2,500,000 shares of its common stock for issuance in connection with stock options, stock appreciation rights and warrants.

MERGER

During February 1991, the Company issued 100,000 shares of its common stock to an officer/director and a director for all the outstanding common stock of Bio-Screen, Inc. The balance sheet and the cumulative results of operations of Bio-Screen, Inc. were not material to the Company and, consequently, the consolidated statements of operations of the Company have not been restated. The issuance of the 100,000 shares, which have been recorded at par value, has been reflected as of August 1988, the date of inception of Bio-Screen, Inc. (see Note 4--"Commitments and Contingencies").

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



2. STOCKHOLDERS' EQUITY (continued)

STOCK BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998:

               ASSUMPTION                       1996        1997        1998
--------------------------------------------------------------------------------

Risk-free rate                                  5.9%        5.5%        4.8%
Dividend yield                                  0.0%        0.0%        0.0%
Volatility factor of the expected market
   price of the Company's common stock          .717        .649        .858
Average life                                 3 years     3 years     4 years

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                        1996           1997           1998
                                 -----------------------------------------------

     Pro forma net loss              $(6,836,000)  $(10,500,000)  $(13,900,000)
     Pro forma net loss per share          $(.92)        $(1.07)        $(1.36)

The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 were $11.96, $14.47 and $7.00, respectively.

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



3. INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $49,000,000 for U.S. and foreign income tax purposes, $26,600,000 expiring for U.S. purposes through 2018. The utilization of approximately $2,500,000 of such U.S. net operating losses are subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $350,000.

Components of the Company's deferred tax asset at December 31, 1997 and 1998 are as follows:

                                                   1997             1998
                                            ------------------------------------

    Net operating loss carryforwards          $ 13,311,000     $ 15,800,000
    Compensatory stock options, warrants
       and stock appreciation rights               259,000          259,000
                                            ------------------------------------
    Total deferred tax asset                    13,570,000       16,059,000
    Valuation allowance                        (13,570,000)     (16,059,000)
                                            ------------------------------------
    Net deferred tax asset                    $          -     $          -
                                            ====================================

The change in valuation allowance amounted to increases of approximately $4,820,000 and $10,100,000 respectively, for the years ended December 31, 1996 and 1997.

4. COMMITMENTS AND CONTINGENCIES

The Company leases premises in facilities in New York, Boston and Stockholm and Lund, Sweden. Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $80,000, $185,000 and $228,000, respectively.

The minimum annual rent commitments for the above leases are as follows:

                        1999                $   142,000
                        2000                    101,000
                        2001                     60,000
                        2002                     15,000
                                          ---------------
                                            $   318,000
                                          ===============

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

From time-to-time, the Company may be a party to litigation arising from the normal course of its business. The Company is and will continue to vigorously defend the actions and claims against it. In the opinion of management, these claims are either without merit or, based in part on opinions from legal counsel, will not have a material adverse effect on the Company's financial position.

5. RELATED PARTY TRANSACTIONS

In September 1991, the Company entered into an agreement with CATO Research, Ltd. ("CATO"), a North Carolina corporation, which is majority-owned by Dr. Cato, a consultant to the Company's Scientific Advisory Board, through January 1998 pursuant to which CATO performed preclinical and clinical planning, development and regulatory services in connection with the Company's efforts to obtain FDA approval for its technology. CATO was compensated by the Company on an hourly basis for services actually rendered.

The Company has consulting agreements with certain organizations whose principal stockholders are officers of the Company. Consulting fees paid to such organizations amounted to approximately $336,000, $494,000 and $330,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

During 1998, the Company incurred approximately $301,000 in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

                                 OXiGENE, Inc.
                         (A development stage company)

             Notes to Consolidated Financial Statements (continued)



6. FOREIGN OPERATIONS

Summary financial information for assets, liabilities at December 31, 1996, 1997 and 1998 and expenses and net loss for the years then ended related to foreign operations are as follows:

                                               DECEMBER 31
                                 1996             1997              1998
                           ----------------------------------------------------

     Assets                   $40,414,000       $40,264,000       $32,512,000
     Liabilities                  478,000           728,000         1,600,000
     Expenses                   4,208,000         7,899,000         8,654,000
     Net loss                   4,162,000         7,822,000         8,639,000

Foreign exchange gains for the years ended December 31, 1996, 1997 and 1998 were not significant.