Form 10-K/A
period 1998-12-31
OXIGENE INC
filed 1999-04-30
CIK 908259

FORM 10-K/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                Amendment No. 1
                                       to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-21990


                                  OXiGENE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------


           Delaware                                      13-3679168
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)


                  One Copley Place, Suite 602, Boston, MA 02116
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (617) 536-9500
                     ---------------------------------------
                     (Telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                  Warrant to purchase one share of Common Stock
                  ---------------------------------------------
                               Title of Each Class


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

                                TABLE OF CONTENTS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES
     LITIGATION REFORM ACT OF 1995

PART I - Previously filed

PART II - Previously filed

PART III
     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     11.  EXECUTIVE COMPENSATION
     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV - Previously filed

SIGNATURES


                                  Defined Terms

"OXiGENE," "we," "us," "our" or "Company" means collectively OXiGENE, Inc. and its subsidiary OXiGENE Europe AB.

"Plan" or "stock incentive plan" means the OXiGENE 1996 Stock Incentive Plan.

"named executive officer" means collectively Bjorn Nordenvall, our President and Chief Executive Officer, the three next highest paid executive officers at the end of 1998 named in the "Summary Compensation Table" and Claus Moller, a former executive who ceased to be our employee on April 30, 1998.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Amendment to our Annual Report on Form 10-K ("Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes may cause such differences are discussed in the "Risk Factors" section of our Annual Report and in the cautionary statements accompanying the forward-looking statements in our Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in our Annual Report.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                    Directors

     The age (as of March 31, 1999), business experience, principal occupation and employment of our incumbent directors, each of whom is a nominee for election at our 1999 Annual Meeting of Stockholders, which has been rescheduled to be held on June 29, 1999, is as follows:


Marvin H. Caruthers, Ph.D.

Age:                      59

Director Since:           1996

Principal Occupation:     Professor  of  Chemistry  and   Biochemistry   at  the
                          University of Colorado, Boulder, Colorado.

Business Experience:      Scientific  co-founder  of, and a consultant to, Amgen
                          Inc.,   a   biotechnology   company   engaged  in  the
                          development  of products  derived from gene  synthesis
                          capabilities.   Scientific   co-founder   of   Applied
                          Biosystems  Inc., a  biotechnology  company engaged in
                          the  development  of  DNA   synthesizers  and  protein
                          sequencers   and  a  division   of  The   Perkin-Elmer
                          Corporation.

Other Directorships:      BioStar, Inc., a biotechnology company.  Skandigen AB,
                          a publicly-traded Swedish biotechnology company.


Gerald A. Eppner

Age:                      60

Director Since:           1997

Principal Occupation:     Partner, Cadwalader, Wickersham & Taft, a New York law
                          firm that is outside counsel to the Company.

Business Experience:      Domestic and  international  corporate and  securities
                          law matters. Prior to January 1998, partner in the New
                          York City law firm of Battle Fowler LLP.

Other Directorships:      None.


Michael Ionata

Age:                      47

Director Since:           1995

Principal Occupation:     Director  of  Corporate  Finance of  Nordberg  Capital
                          Inc., an investment banking firm based in New York.

Business Experience:      Corporate  finance and venture  capital  management at
                          Den Norske  Bank, a Norwegian  bank,  from May 1983 to
                          May 1991. Specializing in valuations, cost-benefit analysis and restructurings at Coopers & Lybrand LLP prior to May 1991.

Other Directorships:      C.E.L. Industries Poland, a restaurant company.

Arthur B. Laffer

Age:                      58

Director Since:           1998

Principal Occupation:     Chairman  and  chief   executive   officer  of  Laffer
                          Associates,   an  economic   research  and   financial
                          consulting firm.

Business Experience:      Co-founder  and chairman of Calport Asset  Management,
                          an  institutional  money  management  firm.  Member of
                          President Reagan's Economic Policy Advisory Board from
                          1980 to 1988.  Member of the Policy  Committee and the
                          board of directors of the American Council for Capital
                          Formation in Washington, D.C. Distinguished University
                          Professor at  Pepperdine  University,  and a member of
                          Pepperdine's  board of directors.  Charles B. Thornton
                          Professor of Business  Economics at the  University of
                          Southern  California  from  1976  to  1984.  Associate
                          Professor of Business  Economics at the  University of
                          Chicago   from  1970  to  1976.   Consultant   to  the
                          Secretaries  of Treasury and Defense  during the years
                          1972-1977.  First  chief  economist  at the  Office of
                          Management   and  Budget  under  George  Schultz  from
                          October 1970 through July 1972, on leave of absence from the University of Chicago.

Other Directorships:      Nicholas-Applegate  Mutual  Funds;  Nicholas-Applegate
                          Growth Equity Fund;  United States Filter Corp., a New
                          York Stock Exchange-listed manufacturer and operator of sewage and water treatment facilities, MasTec Inc., a New York Stock Exchange-listed company specializing in telecommunications infrastructure, and Coinmach
                          Corp. a Nasdaq National Market-listed company engaged in coin-operated laundry equipment.


Bjorn Nordenvall, M.D., Ph.D.

Age:                      47

Director Since:           1995

Principal Occupation:     OXiGENE's  President and Chief  Executive  Officer and
                          Chairman of the Board of Directors.

Business Experience:      General  surgeon.  President  of  Sophiahemmet  AB,  a
                          Stockholm-based hospital, from 1987 to September 1996.
                          President of Carnegie Medicine AB, a biotechnology company, during 1983 and 1984. Practiced surgery at Danderyd Hospital, Stockholm, from 1977 through 1985.
                          Consultant to Carnegie, a Swedish investment banking company, from 1984 through 1986. Consultant to Skandia
                          Insurance Company, a Swedish insurance company,  since
                          1984.

Other Directorships:      None.

Ronald W. Pero, Ph.D.

Age:                      58

Director Since:           1988

Principal Occupation:     OXiGENE's Chief Scientific Officer.

Business Experience:      Research with specialty in the field of DNA repair and
                          its relation to cancer treatment.  Associate  research
                          professor  (1989-1994)  and adjunct  professor  (since
                          1994)  at  New   York   University   Medical   Center,
                          Department  of  Environmental  Medicine.  Professor of
                          Molecular Ecogenetics at the University of Lund in Lund, Sweden. Research Professor of Medicine at Boston
                          University  School of Medicine since  September  1997.
                          Member of the  American  Association  of Science,  New
                          York  Academy of  Sciences,  International  Preventive
                          Oncology  Society,  European  Society for  Therapeutic
                          Radiation  Oncology  and The American  Association  of
                          Cancer  Research,  as well as  serving  as  Scientific
                          Director  of the  Board  of  Trustees  of the  Swedish
                          American Research Foundation.

Other Directorships:      None.


Per-Olof Soderberg

Age:                      44

Director Since:           1997

Principal Occupation and Chief executive officer of Dahl International AB, a Business Experience: publicly-traded, wholesale sanitation and heating products company in Stockholm, Sweden, and Copenhagen, Denmark.

Other Directorships:      Bergman & Beving AB, a publicly-traded trading company
                          in Scandinavia. Martin Olsson, a food whole-saler based in Sweden. Skandia Investment Management, an insurance investment company.

                           Board of Directors Meetings

     During 1998, the Board of Directors held seven meetings. Except for Dr. Caruthers, attendance by incumbent Directors at meetings of the Board of Directors and its Committees was at least 75%.


                                   Committees

     The  Board  of  Directors  has   established  the  following  two  standing
committees to assist it in meeting its responsibilities:

Audit Committee

Members:                        Gerald A. Eppner (Chairman)
                                Arthur B. Laffer

Number of Meetings in 1998:     None.

Functions:                      Reviews the scope and timing of the  independent
                                auditors'   audit   and  other   services,   the
                                auditors' report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls.

                                Makes  annual  recommendations  to the  Board of
                                Directors    regarding   the    appointment   of
                                independent auditors for the ensuing year.


Compensation Committee

Members:                        Michael Ionata (Chairman)
                                Per-Olof Soderberg

Number of Meetings in 1998:     6

Functions:                      Makes  recommendations to the Board of Directors
                                with respect to:

                                (1) compensation philosophy and guidelines for executives;

                                (2) the roles and performances of the Company's executive officers, especially as these affect compensation;

                                (3) appropriate compensation levels for the Chief Executive Officer and other executives, based on a comparative review of compensation practices in similarly situated business; and

                                (4) the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans.

                            Compensation of Directors


Fees

     Directors  receive  no  cash  compensation  for  serving  on the  Board  of
Directors,   other  than  reimbursement  of  reasonable   expenses  incurred  in
connection with meetings actually attended.

Stock Plan

     Under the terms of the 1998 Stock Incentive Plan, Directors also receive, upon first being elected to the Board of Directors, options to purchase an aggregate of 55,000 shares. The options vest in five equal, annual, cumulative installments of 11,000 shares.


                        Executive Officers of the Company

     See section captioned "Directors" above for information pertaining to Drs. Nordenvall and Pero, the Company's executive officers holding the offices of Chief Executive Officer and President, and Chief Scientific Officer, respectively. In addition to the foregoing executive officers, Dr. David Sherry serves as our Director of Drug Development and U.S. Operating Officer, and Mr. Haglund serves as our Chief Financial Officer.

     David Sherris, Ph.D., 46, joined OXiGENE in May 1998 as the Director of Drug Development and, in June 1998, assumed the additional position of U.S. Operating Officer. Dr. Sherris' responsibilities include overseeing the development of OXiGENE's products and overall operations in the United States. Dr. Sherris has over 16 years of experience in academics and industry. Prior to joining OXiGENE, Dr. Sherris was in charge of managing the external research program for the Department of Experimental Therapeutics at Ares Advanced Technology, a division of the Ares-Serono Group, a pharmaceutical company engaged in cancer and fertility therapeutics. Dr. Sherris has also held managerial and research positions at Unilever Research, a division of Unilever N.V., a global chemical and pharmaceutical concern, and Centocor, Inc., a biotechnology company engaged in a multitude of therapeutic indications including cardiovascular, oncologic and arthritic diseases, as well as a faculty position in the Division of Clinical Immunology, Department of Medicine, Mt. Sinai Medical Center, New York, New York.

     Bo Haglund, 47, was appointed Chief Financial Officer in August 1996. From January 1992 to August 1996, Mr. Haglund was employed by D. Carnegie AB ("Carnegie") in various capacities, most recently heading its London operations, focusing on the marketing of Nordic securities to U.K. investors. Prior to joining Carnegie, from November 1990 to January 1992, Mr. Haglund was executive vice president and chief financial officer of Swedish Exploration Consortium AB, a Swedish publicly-traded company engaged in oil and gas exploration. From January 1988 to October 1990, Mr. Haglund was vice president finance of Cool Carriers AB, a shipping company, and from April 1982 to December 1987, he was chief financial officer of Gulf Agency Group, a ship brokerage company.


Employment and Consulting Agreements

     Employment Agreement with Bjorn Nordenvall. In October 1995, the Company entered into an employment agreement with Dr. Nordenvall. The employment agreement was amended in March 1997, and currently provides for a base salary of $50,000 per annum. The employment agreement provides that either party may terminate the agreement on one year's prior written notice. In addition, in October 1995, the Company entered into a consulting agreement with B. Omentum AB, a company organized under the laws of Sweden of which Dr. Nordenvall is the sole shareholder, pursuant to which the Company pays Omentum a consulting fee of $250,000 per year. See "Certain Relationships and Related Transactions."

     Employment Agreement with Ronald Pero. In April 1997, the Company entered into a new employment with Dr. Ronald Pero. The agreement provides for a base salary of $240,000 per annum. Pursuant to a prior deferred compensation arrangement, $114,500 of such base salary continues to be deferred at the election of Dr. Pero. The agreement contains the following termination provisions: (1) either party may terminate the agreement on six months' prior written notice, and (2) in the event the Company terminates the employee for any reason, other than cause (which is defined as (a) the continued failure to perform assigned duties on behalf of OXiGENE, (b) a material breach of any of the provisions of the employment agreement, and (c) any act of fraud, material misrepresentation or material omission, misappropriation, dishonesty, embezzlement or similar conduct against OXiGENE or the conviction for a felony or any crime involving moral turpitude), then the employee is entitled to three months salary following the effective date of the termination of employment.

     Employment Agreement with David Sherris. In May 1998, the Company entered into an employment agreement with Dr. Sherris, the Company's Director of Product Development. Pursuant to the agreement, Dr. Sherris receives a base salary of $125,000 per year. Either party may terminate the agreement on sixty days' prior notice. Subsequently, in August 1998, Dr. Sherris was appointed to the additional position of U.S. Operating Officer of the Company.

     Employment Agreement with Bo Haglund. In August 1996, the Company entered into an employment agreement with Mr. Haglund, the Company's Chief Financial Officer. The agreement has a term of three years, ending on August 12, 1999. Pursuant to the agreement, Mr. Haglund currently receives a base salary of approximately $110,000 per year. Either party may terminate the agreement on six months' prior written notice. In the event the Company terminates Mr. Haglund, Mr. Haglund is entitled to three months' salary following the effective date of the termination of his employment.

     Consulting Agreement with Claus Moller. In May 1998, the Company entered into a new consulting agreement with Dr. Claus Moller, terminating Dr. Moller's prior employment and consulting arrangements with the Company and providing that Dr. Moller continue to act as a consultant to the Company, for a consulting fee of $200,000 per year. The agreement expires on April 4, 2000, provided that Dr. Moller may terminate the Agreement upon 30 days' prior written notice.


                  Section 16(a) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the "SEC"), the Nasdaq National Market and the Company reports of ownership and changes in ownership of common stock and other equity securities of the Company. Based solely on a review of the reports and representations provided to us by the above-referenced persons, we believe that during 1998 all filing requirements applicable to our reporting officers, directors and greater than ten percent beneficial owners were properly and timely satisfied, except that Mr. Laffer and Dr. Sherris each filed late a Form 3 (Initial Statement of Beneficial Ownership). In making these statements, we have relied on representations of our directors, officers and greater than ten percent beneficial owners, and copies of reports they have filed with the SEC.

11.  EXECUTIVE COMPENSATION.

                             Executive Compensation

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to our named executive officers for services rendered in all capacities to OXiGENE and its Swedish subsidiary during that period.


                                 Summary Compensation Table

                                         Annual Compensation     Long Term Compensation
                                         -------------------     ----------------------
                                                                      Securities
Name and Principal Position              Year     Salary($)      Underlying Options(#)
---------------------------              ----     ---------      ---------------------

Bjorn Nordenvall                         1998     300,000(1)           120,053(2)
   President and                         1997     300,000(1)                --
   Chief Executive Officer               1996     213,710(1)           165,000(2)

Ronald W. Pero                           1998     260,366(3)            46,821(4)
   Chief Scientific Officer              1997     217,792(3)            60,000(4)
                                         1996     233,170(3)                --

David Sherris                            1998      72,115(5)            45,000
 Director of Product Development and     1997          --                   --
 U.S. Operating Officer                  1996          --                   --

Bo Haglund                               1998     119,300               24,253(7)
   Chief Financial Officer               1997     114,765                   --
                                         1996      43,349(6)            30,000(7)

Claus Moller                             1998     200,000(8)                --
   Chief Medical Officer                 1997     185,064(8)           100,000
                                         1996     146,200(8)                --

---------------
(1)  Includes consulting fees for 1998 of $250,000,  for 1997 of $250,000, and for 1996
     of  $163,710.  These  consulting  fees were paid to B.  Omentum  Consulting  AB, a company  organized  under the laws of Sweden of which Dr.  Nordenvall  is the sole shareholder. See "Certain Relationships and Related Transactions."
(2)  In connection  with a repricing  effected in December 1998,  120,053  options were granted in exchange for 165,000 options granted in 1996.
(3)  Includes $114,500 in compensation that was deferred at the election of Dr. Pero.
(4)  In connection  with a repricing  effected in December  1998,  46,821  options were granted in exchange for 60,000 options granted in 1997.
(5)  Dr. Sherris  became  Director of Drug  Development in May 1998 and U.S.  Operating
     Officer in August 1998.
(6)  Mr. Haglund became Chief Financial Officer of the Company in August 1996.
(7)  In connection  with a repricing  effected in December  1998,  24,253  options were granted in exchange for 30,000 options granted in 1996.
(8)  Includes consulting fees for 1998 of $80,002, for 1997 of $60,000, and for 1996 of
     $145,200, paid to IPC Nordic A/S, a company organized under the laws of Denmark of which Dr. Moller is a director and principal shareholder.

                     Stock Option Grants in Last Fiscal Year

     The table below provides information regarding stock options granted to each named executive officer, other than Dr. Moller, during fiscal year 1998. Dr. Sherris' options were granted to him when he started his employment with the Company. In December 1998, the Company's Compensation Committee authorized the Company to offer to reprice certain options by exchanging previously granted options for repriced options. With respect to all persons listed in the table, other than Dr. Sherris', we have assumed that they will elect to accept the repricing offer. Dr. Sherris has elected not to exchange his options for repriced options.


                                                                                 Potential Realizable Value at
                                                                                     Assumed Annual Rates
                                                                                 -----------------------------
                                     % of
                                 Total Awards
                     Options      Granted to      Exercise or
                     Granted     Employees in     Base Price      Expiration
      Name             (#)       Fiscal Year        ($/Sh)         Date(1)          5%($)(2)      10%($)(2)
      ----           -------     ------------     -----------     ----------        --------      ---------

Bjorn Nordenvall     120,053        48.62%           8.9375       06/14/06          1,547,526     2,195,468

Ronald W. Pero        46,821        18.57%           8.9375       04/04/07            627,534       923,025

David Sherris         45,000        17.85%          12.0000       06/09/08            856,985     1,331,863

Bo Haglund            24,253         9.62%           8.9375       08/12/06            315,070       450,707

---------------
(1)  All options in the table,  other than Dr.  Sherris'  options,  are repriced  options that were granted in exchange for previously  granted  options.  The original  options had a term of ten years,  which was not changed in connection with the repricing.
(2)  The dollar amount under each of these columns assumes that the market price of the Company's common stock from the date of the option grant appreciates at the cumulative annual rates of 5% and 10%, respectively, over the option  term of ten years.  The  assumed  rates of 5% and 10% were  established  by the SEC and, therefore, are not intended to forecast possible future appreciation of the Company's common stock.


              Option Exercises and Holdings as of December 31, 1998

     No stock options and other awards were exercised in fiscal year 1998 by any of the named executive officers. The following table sets forth, as of December 31, 1998, the number of unexercised options held by each named executive officer and the value thereof based on the closing bid price of the Common Stock of $10.75 on December 31, 1998.


             Aggregated Option/Warrant Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/Warrant Values

                                                         Value of Unexercised
                    Number of Unexercised Options/      In-the-Money Options/
                        Warrants at FY-End(#)           Warrants at FY-End($)
                    ------------------------------    -------------------------
      Name            Exercisable/Unexercisable       Exercisable/Unexercisable
      ----          ------------------------------    -------------------------

Bjorn Nordenvall          165,000/120,053                 783,750/217,596

Ronald W. Pero            260,000/46,821                1,246,250/84,863

David Sherris                   0/45,000                        0/0

Bo Haglund                      0/24,253                        0/43,959

Claus Moller               73,334/50,000                  102,086/0

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below shows how many shares of common stock each Director and each named executive officer and the Directors and executive officers as a group beneficially owned as of April 9, 1999. Except as otherwise noted, each person listed in the table owns all shares directly and has sole voting and investment power.


                                                          Shares subject to options
             Name(1)                    No. of Shares         included in total         % of Total
             -------                    -------------     -------------------------     ----------

Ronald W. Pero                           690,000(2)              260,000                   6.59%
Bjorn Nordenvall                         402,570(3)              165,000(4)                3.88%
Per-Olof Soderberg                       120,220(5)                    -                   1.17%
Claus Moller                             129,400                  73,334                   1.26%
David Sherris                              1,000                       -                    *
Bo Haglund                                     0                       -                    *
Michael Ionata                             5,000                   5,000(6)                 *
Marvin H. Caruthers                        1,500(7)                    -                    *
Arthur B. Laffer                           2,000                   2,000                    *
Gerald A. Eppner                               0                       -                    *
Amvescap PLC                             544,700                       -                   5.34%
All directors and executive            1,351,690                 432,000                  12.70%
  officers as a group (9 persons)

---------------

*    Indicates less than one percent.

(1)  Each person  listed in the table is a director of the Company or a named  executive  officer, with an address at c/o OXiGENE,  Inc., One Copley Place, Suite 602, Boston, MA 02116,  except for Amvescap PLC, whose address is 11 Devonshire Square, London EC2M4 and Amvescap PLC, whose address is 11 Devonshire Square, London EC2M4YR, England.

(2)  Includes  70,588 shares held by a trust for the benefit of Dr. Pero's  children,  and 120,588 shares held by The Ronald Pero Charitable  Remainder  Unitrust,  a trust of which Dr. Pero is the trustee.

(3)  Includes 70 shares held by his daughter;  157,700 held by a corporation  organized  under the laws of Sweden of which Dr.  Nordenvall  is the sole  stockholder;  and  71,300  shares  held through a capital insurance placed by Dr. Nordenvall.

(4)  Options are held by B. Omentum AB, a company  organized under the laws of Sweden of which Dr.
     Nordenvall is the sole  shareholder.  The Company has a consulting  agreement with B. Omentum
     AB. See Item 13 "Certain Relationships and Related Transactions.

(5)  Includes 1,320 shares held by Mr. Soderberg's wife and minor children.

(6)  Options are held by Nordberg  Capital Inc., a New York investment  banking firm, of which Mr.
     Ionata is Director of Corporate  Finance.  Mr. Ionata disclaims  beneficial  ownership of the option shares.

(7)  Includes  1,000 shares held by his spouse in trust for his  children,  as to which  Professor
     Caruthers disclaims beneficial ownership.


13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omentum Consulting Agreement. In October 1995, the Company entered into a consulting agreement with B. Omentum Consulting AB, a company organized under the laws of Sweden ("Omentum") of which Dr. Bjorn Nordenvall, a director and the President and Chief Executive Officer of the Company, is the sole shareholder. Pursuant to the agreement, the Company pays Omentum an annual consulting fee of $250,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OXiGENE, INC.


                                      By:  /s/ Bjorn Nordenvall
                                           ------------------------------------
                                           Bjorn Nordenvall
                                           President and Chief Executive Officer
                                           April 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ Bjorn Nordenvall        President, Chief Executive Officer    April 29, 1999
------------------------    and Director
                            (principal executive officer)

Bjorn Nordenvall

/s/ Bo Haglund                    Chief Financial Officer         April 29, 1999
------------------------
Bo Haglund


/s/ Marvin H. Caruthers                  Director                 April 29, 1999
------------------------
Marvin H. Caruthers


/s/ Michael Ionata                       Director                 April 29, 1999
------------------------
Michael Ionata


/s/ Arthur B. Laffer                     Director                 April 29, 1999
------------------------
Arthur B. Laffer


/s/ Ronald W. Pero               Chief Scientific Officer         April 29, 1999
------------------------              and a Director
Ronald W. Pero


/s/ Per-Olof Soderberg                   Director                 April 29, 1999
------------------------
Per-Olof Soderberg


/s/ Gerald A. Eppner                     Director                 April 29, 1999
------------------------
Gerald A. Eppner