Form 10-Q
period 1999-03-31
OXIGENE INC
filed 1999-05-17
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended March 31, 1999

                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______ to ______


                         Commission File Number 0-21990

                                -----------------

                                  OXiGENE, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        13-3679168
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, there were 10,207,049 shares of the Registrant's Common Stock issued and outstanding.

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

                              INDEX                                     PAGE NO.
                              -----                                     --------


PART I.                FINANCIAL INFORMATION

    Item 1.       Financial Statements                                       1

                  Consolidated Balance Sheets                                2

                  Consolidated Statement of Operations                       3

                  Consolidated Statements of Cash Flows                      4

                  Notes to Consolidated Financial Statements                 5

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

    Item 3.       Quantitative and Qualitative Disclosure of
                  Market Risk                                                9

PART II.               OTHER INFORMATION                                    10

    Item 1.       Legal Proceedings                                         10

    Item 2.       Changes in Securities                                     10

    Item 3.       Defaults Upon Senior Securities                           10

    Item 4.       Submission of Matters to a Vote of Securityholders        10

    Item 5.       Other Information                                         10

    Item 6.       Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                                  11

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

         The accompanying consolidated financial statements have been prepared by OXiGENE, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and March 31, 1998, and the cash flows for the three month periods ended March 31, 1999 and March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXiGENE, INC.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets
                           (All amounts in thousands)

                                                      March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
                                                     (unaudited)
Assets
Current assets:
    Cash and cash equivalents                          29,938         31,756
    Prepaid expenses                                      488            609
    Interest receivable                                   303            196
    Other                                                 151            173
                                                      -------        -------
Total current assets                                   30,880         32,734

Furniture, fixtures and equipment, at cost                377            372
Accumulated depreciation                                 (182)          (167)
                                                      -------        -------
Net property and equipment                                195            205

Deposits                                                   80             80
                                                      -------        -------

Total assets                                           31,155         33,019
                                                      =======        =======

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses               2,799          2,171
    Other payables                                         21            656
                                                      -------        -------
Total current liabilities                               2,820          2,827

Stockholders' equity:
    Common stock, $0.01 par value:
      Authorized shares - 60,000,000 shares
      Issued and outstanding
        10,207,049 at March 31, 1999
        10,207,049 at December 31, 1998                   102            102
      Additional paid-in capital                       68,566         68,715
      Deficit accumulated during the
        development stage                             (38,819)       (36,965)
      Deferred compensation                            (1,876)        (1,985)
      Accumulated other comprehensive income              362            325
                                                      -------        -------
Total stockholders' equity                             28,335         30,192
                                                      -------         ------

Total liabilities and stockholders' equity             31,155         33,019
                                                      =======        =======

The accompanying notes are an integral part of this statement.

                                  OXiGENE, INC.
                          (A development stage company)
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share date)
                                   (Unaudited)


                                                                 Period from
                                          Three months ended  February 22, 1998
                                               March 31,      inception) through
                                          1999         1998    March 31, 1999
                                          ----         ----   -----------------
Revenue
Interest Income                             375         547          6,022
Research income                                                         31
                                         ------      ------         ------
Total revenue                               375         547          6,053

Operating expenses
Research and development                  1,450       1,756         30,983
General and administrative                  778         662         13,889
                                         ------      ------         ------
Total operating expenses                  2,228       2,418         44,872
                                         ------      ------         ------

Net loss                                 (1,853)     (1,871)       (38,819)

Net loss per common share                (0.18)       (0.18)

Weighted average number of common
shares outstanding                       10,207      10,194

The accompanying notes are an integral part of this statement.

                                  OXiGENE, INC.
                          (A development stage company)
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                        Period from
                                                         Three months ended          February 22, 1998
                                                              March 31,             (inception) through
                                                      1999                1998        March 31, 1999
                                                      ----                ----        --------------
Operating activities
Net loss                                             (1,853)            (1,871)             (38,819)
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Loss on securities available-for-sale                                                          12
  Depreciation                                           19                 22                  221
  Abandonment of furniture, fixtures and
    equipment                                                                                    13
  Compensation related to issuance of
    warrants, options and stock appreciation
    rights                                              (40)              (130)               2,678
  Changes in operating assets and liabilities:
  Prepaid expenses and other current assets              36                 64                 (985)
  Accounts payable and accrued expenses                  20                479                2,931
                                                    -------             ------              -------

Net cash used in operating activities                (1,818)            (1,436)             (33,949)
                                                    -------             ------              -------

Financing activities
Proceeds from investor                                                                          100
Repayment to investor                                                                          (100)
Proceeds from issuance of common stock and
    capital contribution                                                    66               64,062
Other capital contribution                                                                       53
                                                    -------             ------              -------

Net cash provided by financing activities                 0                 66               64,115

Investing activities
Purchase of securities available-for-sale                                                    (3,368)
Proceeds from sale of securities
    available-for-sale                                                                        3,356
Deposits                                                                                        (80)
Purchase of furniture, fixture and equipment            (13)              (107)                (450)
                                                    -------             ------              -------

Net cash used in investing activities                   (13)              (107)                (542)

Effect of exchange rate on changes in cash               13                (20)                 314
                                                    -------             ------              -------

Net (decrease)/increase in cash and cash
    equivalents                                      (1,818)            (1,497)              29,938
Cash and cash equivalents at beginning of
    period                                           31,756             40,137
                                                    -------             ------
Cash and cash equivalents at end of period           29,938             38,640               29,938
                                                    =======             ======              =======

The accompanying notes are an integral part of this statement.


                                  OXiGENE, INC.
                          (A development stage company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Comprehensive Loss

         During  the  three  months  ended  March  31,  1999  and  1998,   total
comprehensive loss amounted to $1,816,000 and $1,887,000, respectively.

2.   Stockholders' Equity

         The market value of the Company's Common Stock at March 31, 1999 was lower than the market price of the Company's Common Stock at December 31, 1998. Accordingly, the charge related to SARs that previously was recorded for financial reporting purposes was reduced by approximately $149,000 for the three months ended March 31, 1999. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was debited to additional paid-in capital. During the three months ended March 31, 1999, the Company recorded stock-based compensation expense of approximately $109,000 related to options issued to non-employees in prior years.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Description of Business

         OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $38.8 million for the period from its inception through March 31, 1999. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of March 31, 1999, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

Results of Operations - Three Months Ended March 31, 1999 and 1998

         During the three-month periods ended March 31, 1999 and 1998, the Company had no revenues, except for approximately $0.4 million and $0.5 million of interest income in each such three-month period, respectively. Operating expenses for those periods were approximately $2.2 million and $2.4 million, respectively. Research and development expenses for the three-month period ended March 31, 1999 decreased to approximately $1.5 million from approximately $1.8 million for the comparable 1998 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the three-month period ended March 31, 1999 increased to approximately $0.8 million from approximately $0.7 million for the comparable 1998 period. The increase in general and administrative expenses is primarily attributable to an increase in the Company's activities, particularly, in the United States.

Liquidity and Capital Resources

         OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of March 31, 1999, had a deficit during the development stage of approximately $38.8 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through proceeds it has received from private and public equity financings.

         The Company had cash and cash equivalents of approximately $29.9 million at March 31, 1999, compared to approximately $31.8 million at December 31, 1998. The decrease in cash and cash equivalents in the first quarter is primarily a result of the cash being used to finance the Company's operating activities. During the first quarter of 1999, the Company received no proceeds from the exercise of outstanding options, warrants and SARs, compared to $0.1 million in the first quarter of 1998.

         OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts and Lund, Sweden (both research and clinical trial coordination centers). In connection with the termination of certain clinical trials, the Company's Lund office is expected to close in the third quarter of 1999.

         The Company pays the University of Lund, Sweden and other hospitals, where applicable, on a per patient basis for conducting its clinical trials. The Company has an agreement with ILEX(TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin A-4 Prodrug. Through March 31, 1999, the Company has paid ILEX approximately $5.3 million, of which approximately $400,000 was paid in the three-month period ended March 31, 1999. The Company expects that the amounts payable to ILEX from time to time will increase significantly.

         The Company anticipates that its cash and cash equivalents as of March 31, 1999 should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 1999.

Tax Matters

         As of December 31, 1998, the Company had net operating loss carryforwards of approximately $49.0 million for U.S. and foreign income tax purposes, of which $26.6 million expires for U.S. purposes through 2018. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.

Year 2000

         The Company's internal computer information system will be Year 2000 compliant before year end. These systems consist only of standard software from established and recognized providers. Any new software purchases will be Year 2000 compliant.

         The Company's Year 2000 issues and potential business interruptions, costs, damages or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. These third parties consist mainly of leading educational institutions and universities in the US and Europe, and clinical research organizations. The Company has no reason to believe that these third parties will not be Year 2000 compliant. However, the Company is in the process of reviewing its third party relationships in order to assess and address Year 2000 issues with respect to these third parties.

         The costs associated with the Company's Year 2000 compliance have been nominal, and the Company believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.

         The Company intends to develop a contingency plan to be able to react to any Year 2000 problems should they arise.

Item 3.   Quantitative and Qualitative Disclosure of Market Risk

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal suits or claims pending or, to the Company's best knowledge, threatened against the Company.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

         The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

         27.1 Financial Data Schedule

         (b)   Reports on Form 8-K.

               Current report on Form 8-K, dated February 16, 1999, with respect to the press release relating to the discontinuance of the Company's Neu-Sensamide (TM) project.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OXiGENE, INC.


Date:  May 14, 1999                                     /s/ Bo Haglund
       -------------------------               ---------------------------------
                                               Bo Haglund
                                               Chief Financial Officer

                                  OXiGENE, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended March 31, 1999

                                    Exhibits


Exhibit
Number                       Description
------                       -----------

27.1               Financial data schedule.