Form 10-Q
period 1999-06-30
OXIGENE INC
filed 1999-08-13
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, there were 10,258,036 shares of the Registrant's Common Stock issued and outstanding.

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



                                      INDEX                         PAGE NO.
                                      -----                         --------

PART I.         FINANCIAL INFORMATION                                  1

 Item 1.        Financial Statements                                   1
                Condensed Consolidated Balance Sheets                  2
                Condensed Consolidated Statement of Operations         3
                Condensed Consolidated Statements of Cash Flows        4
                Notes to Condensed Consolidated Financial              5
                Statements
 Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations          7
 Item 3.        Quantitative and Qualitative Disclosures about         9
                Market Risks

PART II.                        OTHER INFORMATION                      10
 Item 1.        Legal Proceedings                                      10
 Item 2.        Changes in Securities                                  10
 Item 3.        Defaults Upon Senior Securities                        10
 Item 4.        Submission of Matters to a Vote of                     10
                Securityholders
 Item 5.        Other Information                                      11
 Item 6.        Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                             12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. ("OXiGENE" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of June 30, 1999 and December 31, 1998, the results of operations for the three months and six months ended June 30, 1999 and June 30, 1998, and the cash flows for the three months and six months ended June 30, 1999 and June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXiGENE, INC.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)

                                                        June 30,   December 31,
                                                            1999           1998
                                                            ----           ----
                                                     (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                            27,503         31,757
     Prepaid expenses                                        344            609
     Interest receivable                                     394            196
     Other                                                    90            173
                                                        --------       --------
Total current assets                                      28,331         32,735

     Furniture, fixtures and equipment, at cost              373            372
     Accumulated depreciation                               (196)          (168)
                                                        --------       --------
Net property and equipment                                   177            204

Deposits                                                      80             80
                                                        --------       --------

Total assets                                            $ 28,588       $ 33,019
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses:
        Accounts payable and accrued expenses           $  2,371       $  2,171
        Other payables                                        21            656
                                                        --------       --------
Total current liabilities                                  2,392          2,827

Stockholders' equity
     Common stock, $0.01 par value:
        Authorized shares - 60,000,000 shares
        Issued and outstanding
         10,258,036 at June 30, 1999
         10,207,049 at December 31, 1998                     102            102
     Additional paid-in capital                           68,747         68,715
     Deficit accumulated during the development stage    (41,263)       (36,966)
     Accumulated Other Comprehensive Income                  378            326
     Deferred compensation                                (1,768)        (1,985)
                                                        --------       --------
Total stockholders' equity                                26,196         30,192
                                                        --------       --------
Total liabilities and stockholders' equity              $ 28,588       $ 33,019
                                                        ========       ========

The accompanying notes are an integral part of this statement.

                                  OXiGENE, INC.
                          (A development stage company)
                 Condensed Consolidated Statements of Operations
          (All amounts in thousands of dollars, except per share data)
                                   (Unaudited)


                                                                                                    Period from February 22,
                                   Three months ended June 30,       Six months ended June 30,      1988 (inception) through
                                       1999             1998            1999            1998              June 30, 1999
                                       ----             ----            ----            ----              -------------

REVENUE
Interest income                    $     337     $     515         $     712     $   1,062                  $    6,359
Research income                           -             -                 -             -                           31
                                   ---------     ---------         ---------     ---------                  ----------
Total revenue                            337           515               712         1,062                       6,390

OPERATING EXPENSES
Research and development               2,056         2,419             3,506         4,175                      33,039
General and administrative               725           902             1,503         1,564                      14,614
                                   ---------     ---------         ---------     ---------                  ----------
Total operating expenses               2,781         3,321             5,009         5,739                      47,653

NET LOSS                           $  (2,444)    $  (2,806)        $  (4,297)    $  (4,677)                 $  (41,263)
                                   =========     =========         =========     =========                  ==========


NET LOSS PER COMMON SHARE              (0.24)        (0.28)            (0.42)        (0.46)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             10,232        10,199            10,220        10,197



The accompanying notes are an integral part of this statement.

                                  OXiGENE, INC.
                          (A development stage company)
                 Condensed Consolidated Statements of Cash Flows
                      (All amounts in thousands of dollars)
                                   (Unaudited)



                                                                         Six months ended               Period from February 22,
                                                                             June 30,                   1988 (inception) through
                                                                        1999          1998                   June 30, 1999
                                                                        ----          ----              ------------------------

OPERATING ACTIVITIES
Net loss                                                            $ (4,297)     $ (4,677)                     $(41,263)
Adjustment to reconcile net loss to net cash
    used in operating activities:
    Loss on securities available-for-sale                                                                             12
    Depreciation                                                          33            42                           235
    Abandonment of furniture, fixture and equipment                                                                   13
    Compensation related to issuance of warrants,
       options and stock appreciation rights                             151          (264)                        2,870
    Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                            140          (327)                         (882)
    Accounts payable and accrued expenses                               (394)        1,304                         2,517
                                                                    --------      --------                      --------

Net cash used in operating activities                                 (4,367)       (3,922)                      (36,498)

FINANCING ACTIVITIES
Proceeds from investor                                                   -             -                             100
Repayment to investor                                                    -             -                            (100)
Proceeds from issuance of common stock and
   capital contribution                                                   98           109                        64,160
Other capital contribution                                                                                            53
                                                                    --------      --------                      --------
Net cash provided by financing activities                                 98           109                        64,213

INVESTING ACTIVITIES
Purchases of securities available-for-sale                               -             -                          (3,368)
Proceeds from sale of securities available-for-sale                      -             -                           3,356
Deposits                                                                 -             -                             (80)
Purchase of furniture, fixture and equipment                             (11)          (79)                         (447)
                                                                    --------      --------                      --------

Net cash used in investing activities                                    (11)          (79)                         (539)

Effect of exchange rate on changes in cash                                26            14                           327
                                                                    --------      --------                      --------

Net increase in cash and cash equivalents                             (4,254)       (3,878)                       27,503
Cash and cash equivalents at beginning of period                      31,757        40,137                           -
                                                                    --------      --------                      --------
Cash and cash equivalents at end of period                          $ 27,503      $ 36,259                      $ 27,503
                                                                    ========      ========                      ========


The accompanying notes are an integral part of this statement.

                                  OXiGENE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

COMPREHENSIVE LOSS

      During the six months ended June 30, 1999 and 1998, total comprehensive loss amounted to $4,245,000 and $4,655,000, respectively.

2.  STOCKHOLDER'S EQUITY

      During the six month period ended June 30, 1999, the Company issued 50,987 shares of Common Stock upon exercise of previously granted warrants, options and stock appreciation rights ("SARs"), with proceeds to the Company of approximately $98,000.

      The market value of the Company's Common Stock at June 30, 1999 was lower than the market value of the Company's Common Stock at December 31, 1998. Accordingly, the charge related to SARs that previously was recorded for financial reporting purposes was reduced by approximately $65,000 for the six months ended June 30, 1999, to reflect the market value of the unexercised SARs at June 30, 1999. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the change was debited to additional paid-in capital.

      During the six months ended June 30, 1999, the Company recorded stock-based compensation expense of approximately $217,000 resulting from the amortization of deferred compensation in connection with options issued to non-employees in the prior years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

      OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $41.3 million for the period from its inception through June 30, 1999. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings. As of June 30, 1999, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      During each of the six-month periods ended June 30, 1999 and 1998, the Company had no revenues, except for approximately $0.7 million and $1.1 million in interest income, respectively. Operating expenses for those periods were approximately $5.0 million and $5.7 million, respectively. The decrease in operating expenses is primarily attributable to a decrease in research and development expenses related to the Combretastatin technology. This decrease is a function of the timing of certain research and development projects and is not necessarily indicative of any future research and development expenses. Research and development expenses for the six-month period ended June 30, 1999 decreased to approximately $3.5 million from approximately $4.2 million for the comparable 1998 period. SARs previously granted by the Company to certain clinical investigators and consultants affect the research and development expenses with a charge for financial reporting in reporting periods when the market value per share of Common Stock increases. Because the market value of the Company's Common Stock at June 30, 1999 was less than the market value on December 31, 1998, and the market value of the Company's Common Stock at June 30, 1998 was less than the market value on December 31, 1997, the charge previously recorded for financial reporting purposes was reduced for the six months ended June 30, 1999 and 1998 by approximately $65,000 and $264,000, respectively. Without giving effect to such charge or credit, research and development expenses for the six months ended July 30, 1999 decreased by approximately $870,000, compared to the comparable 1998 period. This decrease is primarily a result of a decrease in Combretastatin-related expenditures as described above. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the six-month period ended June 30, 1999 decreased to approximately $1.5 million from approximately $1.6 million for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

      OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of June 30, 1999, had a deficit during the development stage of approximately $41.3 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through the net proceeds it has received from private and public equity financings.

      The Company had cash and cash equivalents of approximately $27.5 million at June 30, 1999, compared to approximately $31.8 million at December 31, 1998. The decrease in cash and cash equivalents is primarily a result of the cash being used to finance the Company's operating activities. During the second quarter of 1999, the Company received approximately $0.1 million upon the exercise of outstanding options, warrants and SARs.

      OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (research and clinical trial coordination centers). In connection with the termination of certain of its clinical trials, the Company's Lund, Sweden, office is scheduled to close in the third quarter of 1999. The Company pays the University of Lund, Sweden, and other hospitals where applicable, on a per patient basis for conducting its clinical trials. Further, the Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Oxi-104 and Combretastatin. Through June 30, 1999, the Company has paid ILEX approximately $5.7 million of which approximately $0.9 million was paid in the six-month period ended June 30, 1999. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate, from time to time.

      The Company anticipates that its cash and cash equivalents as of June 30, 1999, should be sufficient to satisfy the Company's projected cash requirements for approximately 30 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 1999.

TAX MATTERS

      As of December 31, 1998, the Company had net operating loss carry forwards of approximately $49.0 million for U.S. and foreign income tax purposes, of which $26.6 million expires for U.S. purposes through 2018. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.

IMPACT OF YEAR 2000

      The Company's internal computer information system will be Year 2000 compliant before year end. These systems consist only of standard software from established and recognized providers. Any new software purchases will be Year 2000 compliant

      The Company's Year 2000 issues and potential business interruptions, costs damages or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. These third parties consist mainly of leading research organizations. The Company has no reason to believe that these third parties will not be Year 2000 compliant. However, the Company is in the process of reviewing its third party relationship in order to assess and address Year 2000 issues with respect to these third parties.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


      Two former employees have charged, among other things, that their employment was terminated because of their sex, and have instituted legal action at the state level. The Company believes their claims are not meritorious; the Company has controverted their claims and is vigorously defending these matters.


ITEM 2.  CHANGES IN SECURITIES


      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


      None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      On June 29, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting") in Boston, Massachusetts. A total of 5,928,563 shares (or 57.7% of the Company's issued and outstanding shares) were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Professor Marvin Caruthers, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Dr. Bjorn Nordenvall, Dr. Ronald W. Pero and Per-Olof Soderberg, were elected as follows:

Name of Director                    Votes For                Votes Against
----------------                    ---------                -------------
                             Number of    Percentage    Number of    Percentage
                               Shares       of Vote       Shares      of Vote

Marvin Caruthers             5,709,934       96.3%       218,629        3.7%
Gerald A. Eppner             5,821,884       98.2%       106,679        1.8%
Michael Ionata               5,820,884       98.2%       107,679        1.8%
Arthur B. Laffer             5,821,627       98.2%       106,936        1.8%
Bjorn Nordenvall             5,820,769       98.2%       107,794        1.8%
Ronald W. Pero               5,821,934       98.2%       106,629        1.8%
Per-Olof Soderberg           5,818,732       98.1%       109,831        1.9%

      At the Meeting, the Company's stockholders were also asked to approve and adopt certain amendments to the OXiGENE 1996 Stock Incentive Plan, including an increase in the number of shares that may be issued under that plan from 1.0 million to 1.5 million. The Company's stockholders approved the amendments with 4,548,883 votes (or 76.7%) cast in favor, 566,217 votes (or 9.6%) against, and 813,463 abstentions (or 13.7%).

      The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1999, with 5,900,406 votes or (99.5%) cast in favor, 14,580 votes against, and 30,315 abstentions.

ITEM 5. OTHER INFORMATION

      Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

            27.1  Financial Data Schedule

      (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    OXiGENE, INC.



Date:  August 12, 1999              /s/ Bo Haglund
       ------------------------     -------------------------------------------
                                    Bo Haglund
                                    Chief Financial Officer

                               OXiGENE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                   EXHIBITS



Exhibit
Number                   Description
------                   -----------

27.1                     Financial data schedule.