Form 10-Q
period 1999-09-30
OXIGENE INC
filed 1999-11-15
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 1999, there were 10,267,001 shares of the Registrant's Common Stock issued and outstanding.

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. (OXiGENE or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of September 30, 1999 and December 31, 1998, the results of operations for the three months and nine months ended September 30, 1999 and September 30, 1998 and the cash flows for the nine months ended September 30, 1999 and September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXIGENE, INC.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)



                                               September 30,     December 31,
                                                     1999                1998
                                                 (unaudited)
                                                 -----------     ------------

ASSETS
Current assets:
     Cash and cash equivalents                      $ 23,841         $ 31,757
     Prepaid expenses                                    280              609
     Interest receivable                                 468              196
     Other                                                59              173
                                                          --              ---
Total current assets                                  24,648           32,735

Furniture, fixtures and equipment, at cost               228              372
Accumulated depreciation                               (117)            (168)
                                                       -----            -----
Net property and equipment                               111              204

Deposits                                                  80               80
                                                          --               --

Total assets                                        $ 24,839         $ 33,019
                                                    ========         ========


LIABILITIES AND STOCKHOLDERS
 EQUITY Current liabilities:
        Accounts payable and accrued                 $ 1,682          $ 2,171
expenses
        Other payables                                    29              656
                                                          --              ---
Total current liabilities                              1,711            2,827

Stockholders equity
        Common stock, $0,01 par value:
        Authorized shares - 60,000,000
shares
        Issued and outstanding
         10,265,931 at September 30, 1999
         10,207,049 at December 31, 1998                 103              102
     Additional paid-in capital                       68,894           68,715
     Deficit accumulated during the                 (44,502)         (36,966)
development stage
     Accumulated other comprehensive income              292              326
     Deffered compensation                           (1,659)          (1,985)
                                                     -------          -------
Total stockholders equity                            23,128           30,192
                                                     ------           ------

Total liabilities and stockholders equity           $24,839          $33,019
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


                                  Three months ended     Nine months ended      Period from
                                    September 30,          September 30,    February 22, 1988
                                                                           (inception) through
                                        1999      1998      1999     1998   SEPTEMBER 30, 1999
                                        ----      ----      ----     ----   ------------------


REVENUE
Interest income                        $ 312     $ 497   $ 1,024  $ 1,559            $ 6,671
Research income                          ---       ---     -----    -----                 31
                                                                                          --
Total revenue                            312       497     1,024    1,559              6,702

OPERATING EXPENSES
Research and development               2,992     3,331     6,498    7,506             36,031
General and administrative               559       569     2,062    2,133             15,173
                                         ---       ---     -----    -----             ------
Total operating expenses               3,551     3,900     8,560    9,639             51,204
                                       -----     -----     -----    -----             ------

NET LOSS                            $(3,239)  $(3,403)  $(7,536) $(8,080)          $(44,502)
                                    ========  ========  ======== ========          =========


NET LOSS PER COMMON SHARE            $(0.32)   $(0.33)   $(0.74)  $(0.79)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             10,262    10,204    10,233   10,199




The accompanying notes are an integral part of this statement.







                                  OXIGENE, INC.
                          (A development stage company)
                 Condensed Consolidated Statements of Cash Flows
                      (All amounts in thousands of dollars)
                                   (Unaudited)



                                                  Nine months ended             Period from
                                                     Septmeber 30,           February 22, 1988
                                                                                   (inception)
                                                                                through
                                                       1999       1998      SEPTEMBER 30, 1999
                                                       ----       ----      ------------------


OPERATING ACTIVITIES
Net loss                                          $ (7,536)     $ (8,080)        $ (44,502)
Adjustment to reconcile net loss to net cash
used in operating activities:
     Loss on securities available-for-sale                                              12
     Depreciation Abandonment of furniture,              32           58               234
      fixtures and equipment                             77            0                90
     Compensation related to issuance of
      warrants, options and stock appreciation rights   408         (512)            3,126
     Changes in operating assets and
liabilities:
      Prepaid expenses and other current assets         169         (156)             (852)
      Accounts payable and accrued expenses
      and other payables                             (1,095)       3,392             1,816
                                                    -------        -----             -----
Net cash used in operating activities               (7,945)       (5,298)          (40,076)
FINANCING ACTIVITIES
Proceeds from investor                                                                 100
Repayment to investor                                                                 (100)
Proceeds from issuance of common stock and
      capital contribution                               98          110            64,160
Other capital contribution                              ___          ___                53
                                                                                        --
   Net cash provided by financing activities             98          110            64,213
INVESTING ACTIVITIES
Purchases of securities available-for-sale                                          (3,368)
Proceeds from sale of securities                                                     3,356
available-for-sale
Deposits                                                                               (80)
Purchase of furniture, fixture and equipment           (18)         (56)              (454)
                                                       ----         ----              -----
Net cash used in investing activities                  (18)         (56)              (546)
                                                       ----         ----              -----

Effect of exchange rate on changes in cash             (51)         (54)               250
                                                       ----         ----               ---

Net increase in cash and cash equivalents           (7,916)      (5,298)            23,841
Cash and cash equivalents at beginning of
period                                               31,757      40,137
                                                     ------      ------             ------

Cash and cash equivalents at end of period          $23,841     $34,839            $23,841
                                                    =======     =======            =======


The accompanying notes are an integral part of this statement.


                                  OXIGENE, INC.
                          (A development stage company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes there to included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NET LOSS PER SHARE

Net loss per share is based upon the Company's aggregate net loss divided by weighted average number of shares of Common Stock outstanding during the respective periods. All options and warrants were antidilutive and, accordingly, have been excluded from the calculation of weighted average shares.

COMPREHENSIVE LOSS

During the nine months ended September 30, 1999 and 1998, total comprehensive loss amounted to $7,562,000 and $8,163,000, respectively.

2. STOCKHOLDER'S EQUITY

During the nine month period ended September 30, 1999 the Company issued 50,000 shares of Common Stock upon exercise of previously granted options, with proceeds to the Company of approximately $98,000. In addition, 987 shares were issued upon the exercise of stock appreciation rights ("SARS") and 7,875 shares were issued for research and development services provided to the Company. Such services were valued at $75,000.

The market value of the Company's Common Stock at September 30, 1999 was lower than the market price of the Company's Common Stock at December 31, 1998. Accordingly, the charge related to SARs that previously was recorded for financial reporting purpose was reduced by approximately $3,000 for the nine months ended September 30, 1999, to reflect the market value of the unexercised SARs at September 30, 1999. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was debited to additional paid-in capital.

During  the  nine  months  ended  September  30,  1999,  the  Company   recorded
stock-based compensation expense of approximately $326,000 resulting from the amortization of deferred compensation in connection with options issued to non-employees in the prior years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     OXiGENE is a development-stage pharmaceutical company engaged in the research and development of products designed to enhance the clinical efficacy of radiation and chemotherapy, the most common and traditional forms of non-surgical cancer treatment. OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund in Lund, Sweden. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable development-stage companies. OXiGENE has generated a cumulative net loss of approximately $44.5 million for the period from its inception through September 30, 1999. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing. As of September 30, 1999, OXiGENE had no long-term debt or loans payable. Since its inception, the Company has had no material amount of licensing or other fee income, and does not anticipate any such income for the foreseeable future.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     During each of the nine-month periods ended September 30, 1999 and 1998, the Company had no revenues, except for approximately $1.0 million and $1.6 million in interest income, respectively. Operating expenses for those periods were approximately $8.6 million and $9.6 million, respectively. The decrease in operating expenses is primarily attributable to a decrease in research and development expenses related to the Combretastatin technology, and the closing down of the Lund office. This decrease is a function of the timing of certain research and development projects and is not necessarily indicative of any future research and development expenses. Research and development expenses for the nine-month period ended September 30, 1999 decreased to approximately $6.5 million from approximately $7.5 million for the comparable 1998 period. SARs previously granted by the Company to certain clinical investigators and consultants affect the research and development expenses with a charge for financial reporting in reporting periods when the market value per share of Common Stock increases. Because the market value of the Company's Common Stock at September 30, 1999 was less than the market value on December 31, 1998, and the market value of the Company's Common Stock at September 30, 1998 was less than the market value on December 31, 1997, the charge previously recorded for financial reporting purposes was reduced for the nine months ended September 30, 1999 and 1998 by approximately $3,000 and $512,000, respectively. Without giving effect to such credit, research and development expenses for the nine months ended September 30, 1999 decreased by approximately $1,517,000, compared to the comparable 1998 period. This decrease is primarily a result of a decrease in expenditures as described above. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine-month period ended September 30, 1999 amounted to approximately $2.1 million compared to $2.1 million for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 1999, had a deficit during the development stage of approximately $44.5 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

     The Company had cash and cash equivalents of approximately $23.8 million at September 30, 1999, compared to approximately $31.8 million at December 31, 1998. The decrease in cash and cash equivalents is primarily a result of the cash being used to finance the Company's operating activities. During the nine months ended September 30, 1999, the Company received approximately $0.1 million upon the exercise of outstanding options, warrants and SARs.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (for drug development and clinical trials). In connection with the termination of certain of its clinical trials, the Company's Lund, Sweden, office was closed in the third quarter of 1999. The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide, former Oxi-104 and Combretastatin. Through September 30, 1999, the Company has paid ILEX approximately $6.4 million of which approximately $0.7 million was paid in the nine-month period ended September 30, 1999. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate, from time to time.

     The Company anticipates that its cash and cash equivalents as of September 30, 1999, should be sufficient to satisfy the Company's projected cash requirements for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with the preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercializing activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 1999.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


      As previously disclosed in the Company's Quarterly Report on Form 10-Q for the second quarter of 1999, two former employees have charged, among other things, that their employment was terminated because of their sex, and have instituted legal action at the state level. The Company believes their claims are not meritorious; the Company has controverted their claims and is vigorously defending these matters.


ITEM 2.  CHANGES IN SECURITIES


      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

ITEM 5. OTHER INFORMATION

      Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

            27.1  Financial Data Schedule

      (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    OXiGENE, INC.



Date:  November 12, 1999                /s/ Bo Haglund
       ------------------------     -------------------------------------------
                                    Bo Haglund
                                    Chief Financial Officer

                               OXiGENE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                   EXHIBITS



Exhibit
Number                   Description
------                   -----------

27.1                     Financial data schedule.