Form 10-K
period 1999-12-31
OXIGENE INC
filed 2000-03-30
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    Form 10-K

                 Annual Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-21990

                                  OXIGENE, INC.

             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

       DELAWARE                                                 13-3679168
------------------------                              --------------------------
   (State or other                                            (IRS employer
   jurisdiction of                                       identification number)
   incorporation or
   organization)

                  ONE COPLEY PLACE, SUITE 602, BOSTON, MA 02116
                    (Address of principal executive offices)

                                 (617) 536-9500
                     (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, PAR VALUE $.01 PER SHARE            NASDAQ NATIONAL MARKET
             Title of Each Class                        Name of Each Exchange

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III herein, or any amendment to this Form 10-K. [ ]

          The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 was $237,934,586.875 based on the closing price of $22.9375 on that date.

          As of March 27, 2000, the aggregate number of outstanding shares of Common Stock of the registrant was 11,309,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on May 26, 2000, is incorporated by reference to Part III (Items 10, 11, 12 and 13) of this form 10-K.

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

1.        BUSINESS

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

          The Combretastatin Platform. The Company's primary technology platform presently involves the Combretastatin, a family of proprietary small molecule anti-tumor vascular targeting agent that destroys the existing blood vessels leading to and within a tumor, thereby stopping the growth of the tumor, shrinking it and preventing it from metastasizing. Combretastatin targets the inner areas and center of the tumor, which are not otherwise readily reached by chemotherapeutic agents or radiation, and is expected thereby also to enhance the efficacy of those forms of treatment. Ultimately, the Company expects to participate in the development of a Combretastatin - based product that will cause the targeted tumors to disappear, acting either alone or in combination with other chemotherapeutic agents or radiation.

          The Company has entered into an exclusive research collaboration and licensing agreement with Bristol-Myers Squibb Company ("BMS") for the development and commercialization of Combretastatin anti-tumor vascular targeting agents. Under this agreement, BMS has agreed to provide up to $70 million in licensing fees, including an upfront payment, development milestones and research funding to OXiGENE in exchange for worldwide rights to develop Combretastatin compounds, including the lead compound, Combretastatin A-4 prodrug ("CA4P"). If a product is successfully launched, the agreement provides for additional royalty payments. The agreement covers the systemic usage of CA4P, and OXiGENE has maintained all rights for non systemic uses, such as local topical applications. Preclinical studies aimed at determining the ability of CA4P to attack vessels caused by angiogenic processes in the eye, skin and joints are currently underway. Preliminary work toward reducing such vasculature in an experimental eye model was carried out from the laboratory of Donald Armstrong, Ph.D., D.Sc., University of Florida, College of Veterinary Medicine, Division of Ophthalmology.

          Combretastatin acts on proliferating tumor blood vessels, leaving normal blood vessels intact. Combretastatin is not primarily an anti-angiogenesis product. Products that are developed as anti-angiogenesis agents involve a different mode of action; they attempt to prevent the formation of new tumor blood vessels, not destroying existing ones. The Company believes that anti-angiogenesis products, if successful, can prevent the growth of, but

(unlike Combretastatin) do not destroy, existing tumors, thereby requiring continuous treatment to prevent continued tumor growth and metastisization.

          Combretastatins are a family of naturally occurring, highly toxic substances, of which OXiGENE's lead compound is CA4P. CA4P is an inactive synthetic derivative that becomes activated, and thereupon becomes toxic, when it contacts a tumor's blood vessels and cells. Recent work has shown that CA4P can have dramatic effects on the shape of newly formed endothelial cells, but less effect on quiescent endothelial cells. For example, effects of CA4P on tubulin cytoskeleton and endothelial cell shape include in vitro rapid changes in endothelial cell shape that dramatically alter capillary blood flow, and, as a result, cause tumor blood vessel occlusion. The eventual result is stoppage of blood flow, which is critical to tumor maintenance and growth, and consequent tumor death.

          Combretastatin, as developed by the Company, is a wholly synthetic, water soluble product and is manufactured in a multi-step chemical process. The Company believes that Combretastatin can be produced in commercial volumes at reasonable cost.

          Combretastatin was discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University ("ASU"). ASU has granted the Company an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to Combretastatin., and the Company continues to work with Dr. Pettit. Combretastatin has been successfully tested in vitro and in vivo in laboratories in the United States and Europe. It is currently undergoing Phase I/II clinical testing in the United States and the United Kingdom. Completion of those tests is expected at various times before the end of the second quarter 2000. Phase II clinical testing will then be initiated in conjunction with Bristol-Myers Squibb.

          The Declopramide Platform. Declopramide is a DNA repair inhibitor drug that makes tumors more susceptible to damage by radiation or chemotherapy, by inducing apoptosis, or cell death, and inhibiting the nuclear transcription factor kappa B ("NF-kB"), which may modulate Poly ADP Ribose Polymerase ("PARP," a DNA repair enzyme also known and formerly referred to as Adenosine Diphosphate Ribosyl Transferase or ADPRT) activity and activate several other genes that protect cells against apoptosis-induced cytotoxicity and induce inflammatory cytokine product. Hence, Declopramide enhances the efficasies of those traditional forms of cancer treatment. Declopramide is the third generation of drugs that stem from the Company's initial technology, and is based on the Company's proprietary knowledge of the processes by which certain enzymes repair damaged DNA sites. That repair function is essential to a cell's survival, including tumor cells that have been damaged as a result of the toxic effects of chemotherapy or radiation. In current Phase I/II clinical studies in the United States, the Company has found that Declopramide, when administered in combination with chemotherapeutic agents, has not exhibited any of the central nervous system (CNS) side effects that were experienced in connection with the Company's previous formulations, which have been abandoned. The current Phase I/II study is expected to be completed by the end of the first quarter 2000.

          The Cordycepin Platform. Cordycepin is a drug that inhibits DNA replication, a process that is required for cancer cells to reproduce. The Company believes that Cordycepin may be efficacious in treating patients with TdT- positive acute lymphoblastic leukemia (approximately half of all patients having acute lymphoblastic leukemia). The Company believes there are only limited commercial opportunities for Cordycepin in its current state because it must be administered in combination with a drug (Deoxycoformycin) that inhibits an enzyme (ADA) that, if left alone, would inactivate Cordycepin. While Deoxycoformycin are efficient ADA inhibitors, they are also quite toxic, causing undesirable side effects, even at the low doses needed to inhibit ADA. Consequently, the Company decided to end patient recruitment in its Phase I/II clinical trial, due to toxicities observed in the current form of Cordecypin + Deoxycoformycin combination therapy. During the past year the Company has concentrated on building ADA resistance into Cordecypin analogs in order to reduce side effects and improve efficacy. In pre-clinical work, the Company has identified over 25 analogs possessing various degrees of ADA resistance, which enables the compounds to be distributed throughout the body in a prodrug form before eventual conversion to cordecypin, as well as others that remain completely resistant to ADA. If the results of the pre-clinical work are favorable, the Company expects to enter Phase I/II clinical testing of the second generation Cordycepin analog by the first or second quarter 2001.

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

          The Company has entered into an exclusive licensing and research collaboration agreement with Bristol-Myers Squibb to develop, produce and market Combretastatin. Under the agreement, the Company granted to BMS worldwide rights to develop Combretastatin compounds for systemic use in all indications and BMS assumed responsibility for the manufacture and clinical development of CA4P, with the exception of three ongoing Phase I/II clinical trials currently being conducted by OXiGENE in the United States and United Kingdom.

          The Company has signed a letter of intent with Techniclone Corporation to jointly develop and commercialize Techniclone's vascular targeting agent technology in combination with that of OXiGENE. Under the proposal, Techniclone will supply its intellectual property and the expertise of Dr. Phil Thorpe, Professor of Pharmacology at the University of Texas Southwestern Medical Center, along with the most promising lead candidates he has developed to date. OXiGENE will supply funding in the form of milestone payments and development costs as well as its next generation tubulin-binding compounds. The joint venture will collaborate on research and development of those compounds for use in combination with Techniclone's vascular targeting agent technology. The current letter of intent provides for an exclusive period for completion of the definitive agreement; however, there can be no assurance that a definitive agreement will be reached.

          In June 1999, the Company entered into a research collaboration agreement with Active Biotech of Sweden to explore the use of OXiGENE's benzamide and nicotinamide technology in the treatment of inflammatory diseases. Under the agreement, Active Biotech will evaluate the potential of the technology as a treatment for inflammatory diseases. Active Biotech will use its resources to conduct the research over the next year, with an option to jointly develop anti-inflammatory drug candidates together with OXiGENE upon successful completion of the initial research.

          Additionally, the Company currently has collaborative arrangements with a number of academic and other research institutions and organizations in the United States and Europe, including: the University of Lund in Lund, Sweden; Boston Medical Center in Boston, Massachusetts; Aarhus University in Aarhus, Denmark; Gray Laboratory in Middlesex, United Kingdom; Georgetown University in Washington, D.C.; University of Florida in Gainesville, Florida; The University of Texas M.D. Anderson Cancer Center in Houston, Texas; Baylor University in Waco, Texas; and Arizona State University in Tempe, Arizona. See "--Research and Development and Collaborative Arrangements."

          While OXiGENE is likely to continue to explore other licensing and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing new, or maintaining new or existing, collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that any current or future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

          TECHNOLOGY OVERVIEW

          OXiGENE has therapeutic product candidates in clinical development comprising three technology platforms: Combretastatin; Declopramide (formerly Oxi-104), the third generation of the Company's n-substituted benzamide agents; and Cordycepin. The Company has also identified DNA repair measurement and DNA repair stimulation as potential other applications of its proprietary DNA repair technology.

          Combretastatin: An Anti-Tumor Vascular Targeting Agent. Combretastatins are organic small molecules found naturally in the bark of the African Bush Willow, the Combretum Caffrum. They were discovered and isolated a decade ago by George R. Pettit, Ph.D. of Arizona State University ("ASU"). In May 1997, OXiGENE and ASU entered into an agreement to develop and test Combretastatin. The May 1997 agreement also granted OXiGENE an option to acquire an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to the Combretastatins, which OXiGENE exercised in August 1999.

          OXiGENE's lead Combretastatin-family therapeutic candidate, CA4P, is a derivative of the natural Combretastatin A-4 subtype found by Dr. Pettit. It is a member of a relatively new class of drugs--anti-tumor vascular targeting agents--that shrink solid tumors by selectively targeting and destroying existing tumor-specific blood vessels. Phase I/II studies of Combretastatin have started in the U.S. and Europe in patients with solid tumors.

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

          Declopramide, A DNA Repair Inhibitor. DNA repair inhibitors or sensitizers are products that are intended to make cancer cells more receptive to the conventional cancer therapies of radiation and chemotherapy. Declopramide, OXiGENE's DNA repair inhibitor, is in Phase I/II clinical studies in the U.S. in patients with advanced-stage cancers. These Phase I/II studies combine Declopramide with 5-FU (5-fluorouracil) or cisplatin, both traditional chemotherapeutic agents.

          OXiGENE's proprietary technology is based on the relationship between DNA repair and DNA damage as affected by both the operation of PARP and cell replication. Normal cells in the human body are constantly subjected to external assault from harmful environmental agents such as the sun's ultraviolet rays, toxic chemicals in the diet and carcinogens such as smoke that are absorbed into the body, as well as from internal assault from metabolic byproducts produced within the cell. These assaults cause damage, or genetic lesions, to the DNA molecules, which contain the genetic blueprint (instructions) for the cell. The cell's structural integrity is dependent on its ability to read and translate those blueprints. Repairing DNA damage is, therefore, essential to a cell's survival. Consequently, the body attempts to counter this constant assault through its genetic mechanisms that monitor genetic lesions to a cell's DNA molecules and to repair them enzymatically.

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

          The Company's drugs are based on metoclopramide, a compound in the family of N-substituted benzamides. N-substituted benzamides, together with the family of nicotinamide compounds, have been developed into drugs for many different medical indications, some of which have been used for more than 30 years. The Company's recent research has focused on the mechanism of action of these compounds and their possible regulation of PARP activity and, thereby, regulation of the processes of DNA repair and apoptosis. Based on its preclinical studies to date, OXiGENE believes that DNA damage, such as that induced by radiation and chemotherapy, activates NF-kB, which in turn may modulate PARP activity and activate several other genes that protect cells against apoptosis-induced cytotoxicity and induce inflammatory cytokine product. Therefore, the Company believes that a drug that can inhibit NF-kB, such as Declopramide, may be able to induce tumor killing by apoptosis and inhibit inflammatory responses, which would sensitize DNA-damaging radio- and chemotherapies and at the same time inhibit inflammation.

          Non-Therapeutic-DNA Repair Technology. The Company believes its knowledge of DNA repair activity may also be applied to monitor or screen individuals for susceptibility to cancer, immune deficiencies and chemotherapeutic drug resistance.

          DNA Repair Measurement. Studies have shown that DNA repair capacity may vary from one individual to another. OXiGENE has quantified individual levels of PARP as a DNA repair estimate. Pursuant to an agreement, dated October 7, 1991, with Preventive Medicine Institute, a not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York, the Company holds an exclusive worldwide license, which expires in 2011, to certain patents and related know-how covering a PARP diagnostic test that measures PARP levels in white blood cells. The Company believes that a simple and inexpensive serum-based test may give a reliable surrogate indication of the level of PARP in white blood cells. OXiGENE has been allowed a U.S. patent with respect to such a test.

          DNA Repair Stimulation. OXiGENE believes that knowledge of the body's metabolic function and its related process known as "oxidative stress," in which a small number of metabolic "mistakes" occur and cause the formation of certain intermediates that damage DNA, and knowledge of the body's inflammatory response that causes a decline in DNA repair, may lead to the development of drugs that may stimulate DNA repair. Drugs of that type, the Company believes, could reduce a person's susceptibility to cancer and certain diseases associated with the aging process by increasing net DNA repair capacity. OXiGENE has been allowed a U.S. patent with respect to the use of Caretenoids-nicotinamide-zinc composition and methods of treatment using the same.

          These patents provide OXiGENE with proprietery positions to develop the concept of DNA repair technology in the areas that are complementary to the Company's therapeutic development of it's benzamide DNA repair technology. Moreover, the patents in question represent important advances in reducing to clinical practice the chemoprevention and diagnostic testing DNA repair technologies.

          Although the Company has conducted extensive preclinical cell and animal research into, and is currently in the early stages of clinical testing of, assays and drugs in each of the areas of DNA repair measurement and DNA repair stimulation, there can be no assurance that any assays or drugs related to either of these areas can or will be developed by the Company.

          Cordycepin: An Anti-Leukemic Drug. In May, 1997, OXiGENE, in collaboration with the National Cancer Institute and Boston Medical Center
(BMC), an affiliate of Boston University, started a Phase I/II study of Cordycepin in patients with acute lymphoid leukemia. OXiGENE signed an agreement with BMC that grants the Company an option to acquire an exclusive worldwide royalty-bearing license for Cordycepin. The Company has decided to end patient recruitment in the Phase I/II clinical trial, due to toxicities observed in the present form of Cordecypin + Deoxycoformycin combination therapy, and is currently developing Cordedypin analogs in order to reduce toxicity.

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

OXIGENE'S CLINICAL TRIAL PROGRAM

          Combretastatin A-4 Prodrug. In May 1997, OXiGENE and Arizona State University entered into an agreement to develop and test Combretastatins. Combretastatins are a family of naturally-occurring anti-mitotic, cytotoxic molecules, that were identified and isolated by Dr. George R. Pettit, Regents Professor of Chemistry, and his colleagues at ASU, from the South African bush willow. CA4P, the Company's lead therapeutic candidate of the family, is a wholly synthetic, water soluble manufactured molecule. CA4P is believed to specifically attack existing tumor vasculature by first occluding blood flow to and from the tumor and later, causing death and regression of the tumor blood vessels. Vasculature is critical to both the survival of a solid tumor mass and its continued growth and, therefore, represents a key target in novel cancer treatment. Loss of these tumor specific blood vessels ultimately results in the death of the tumor by nutrient and oxygen deprivation, as well as a loss of the ability of tumors to metastasize. From ASU, OXiGENE has acquired an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to the Combretastatins. The Company began testing CA4P in three Phase I/II dose escalation clinical trials during the fourth quarter 1998 and the first quarter 1999. Each of these clinical trials examine the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers. All three trials are expected to be completed by the end of the first quarter 2000.

          DNA Repair Inhibiting Products. OXiGENE has discovered a third generation compound, Declopramide, in the family of N-substituted benzamides, which it believes should be capable of inhibiting PARP-modulated DNA repair and enhancing the ability of radiation/chemotherapy to act on cancer cells. OXiGENE believes that tumor cells exhibiting increased DNA repair activity, as compared to normal cells, are more sensitive to DNA repair inhibition and death by apoptosis. The Company believes, on the basis of its research activities to date, that Declopramide should act without producing significant toxic side effects.

          The current emphasis of the Company's clinical trial program in the DNA repair inhibitor platform is on evaluating the safety and efficacy of Declopramide in combination with chemotherapy and radiation. Currently, two Phase I/II dose escalation clinical trials are on-going testing Declopramide with radiation in combination with either 5FU/Leucovorin or cisplatin in patients with advanced cancer. Both trials are expected to be completed by the end of the second quarter 2000.

          Cordycepin/Pentostatin. In December 1996, the Company entered into a clinical trial and sponsored research agreement with BMC, an affiliate of Boston University Medical Center, pursuant to which BMC is conducting a Phase I clinical study of 3'-deoxyadenosine (cordycepin) and 2'-deoxycoformycin (pentostatin) in patients with refractory TdT-positive acute lymphoid leukemia. The Phase I study commenced in the first quarter of 1997 in collaboration with Boston University and the National Cancer Institute. While Deoxycoformycin are efficient ADA inhibitors, they are also quite toxic, causing undesirable side effects even at the low doses needed to inhibit ADA. Consequently, the Company decided to end patient recruitment in its Phase I/II clinical trial, due to toxicities observed in the current form of Cordecypin + Deoxycoformycin combination therapy. Depending upon the results of the study and the results of the Company's current preclinical study dealing with the second generation of Cordycepin analogs, the Company may commence additional Phase I/II studies of Cordycepin by the first or second quarter 2001in order to develop a drug that may have potential commercial acceptability at levels deemed satisfactory by the Company.

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

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

          OXiGENE's research and development programs are generally pursued in collaboration with academic and other institutions. Currently, the Company has collaborative agreements and arrangements with a number of such institutions in the United States and abroad, including the University of Lund (Lund, Sweden), Boston Medical Center (Boston, Massachusetts), the Danish Cancer Society (Aarhus, Denmark), the Gray Laboratory Cancer Research Trust (Middlesex, United Kingdom), Georgetown University (Washington D.C.), the University of Florida (Gainesville, Florida), The University of Texas M.D. Anderson Cancer Center (Houston, Texas), Baylor University (Waco, Texas) and Arizona State University (Tempe, Arizona).

          In addition, the Company has entered into an exclusive research collaboration and licensing agreement with Bristol-Myers Squibb Company with respect to the development, production and marketing of

Combretastatin. Under this agreement, BMS has agreed to provide up to $70 million in licensing fees, including an upfront payment, development milestones and research funding to OXiGENE, and OXiGENE has granted to BMS worldwide rights to develop Combretastatin compounds, including CA4P for systemic use in all indications. BMS assumed responsibility for the manufacture and clinical development of CA4P, with the exception of three ongoing Phase I/II clinical trials currently being conducted by OXiGENE in the United States and United Kingdom. In addition, OXiGENE is entitled to receive royalties from any systemic drugs resulting from the collaboration and has retained the rights for non-systemic use in all indications.

          The Company recently signed a letter of intent with Techniclone Corporation to form a joint venture for the development and commercialization of Techniclone's vascular targeting agent technology. The contemplated joint venture will include an upfront licensing fee and milestone payment to Techniclone by OXiGENE as well as OXiGENE's substantial funding of development expenses related to commercializing a vascular targeting agent product. The two companies will also share royalties and certain fees generated by the joint venture. Under the terms of the letter of intent, Techniclone will supply its intellectual property and the expertise of Dr. Phil Thorpe, Professor of Pharmacology at the University of Texas Southwestern Medical Center, including the most promising lead candidates he has developed to date and OXiGENE will supply its next generation tubulin-binding compounds. The joint venture will collaborate on research and development of the companies' vascular targeting agent technologies to advance the technologies to commercialization. The current letter of intent provides for an exclusive period for completion of the definitive agreement; however, there can be no assurance that a definitive agreement will be reached.

          Further, in June 1999, the Company and Active Biotech of Sweden entered into a research collaboration agreement regarding the use of OXiGENE's benzamide and nicotinamide technology in the treatment of inflammatory diseases. Under the agreement, Active Biotech will explore and evaluate the potential of the technology as a treatment for inflammatory diseases. Active Biotech will contribute resources in order to conduct the research over the next year, and has an option to jointly develop anti-inflammatory drug candidates together with OXiGENE upon successful completion of the initial research.

          The Company incurred approximately $8.4 million, $10.4 million and $7.3 million in research and development expenses in the years ended December 31, 1999, 1998 and 1997, respectively. Substantially all of these amounts represent external research and development expenditures.

          Currently, the Company is not required to pay any royalties or licensing fees for technology and products developed with financial assistance from or at the facilities of such agencies and institutions, except for a 5% gross royalty payable to Preventive Medicine Institute, a New York not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York with respect to an exclusive worldwide license of the patent covering the PARP diagnostic assay and certain costs related to the filing, prosecuting and maintaining of patents and copyrights. Recently, however, the Company has entered into agreements with a number of universities, particularly in the United States, that may require payment of royalties in respect of inventions made in the course of work performed pursuant to those agreements in the event the Company exercises its option under those agreements to acquire an exclusive, world-wide license. Generally, royalty rates are not fixed and will be negotiated when and if the Company exercises its option to acquire a license. There can be no assurance that such licensing negotiations will be concluded successfully or that any royalties or fees will not be material as to their amount.

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

          Granted Patents and Pending Applications. The following is a brief description of the Company's current patent position, both in the United States and abroad. As U.S. patent applications are maintained in secrecy by the U.S. Patent and Trademark Office until patents are issued and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, OXiGENE cannot be certain that it was the first creator of inventions covered by its pending applications or that it was the first to file patent applications for those inventions.

          As of March 27, 2000, the Company is the assignee of seven granted U.S. patents, two allowed and three pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to six of the granted U.S. patents and all of the allowed and pending U.S. applications. One of the pending U.S. applications was filed in 1996, one in 1998 (based on a 1997 provisional application), and one in 2000 (based on a 1999 provisional application).

          Specifically, the Company is the assignee of a U.S. patent, granted April 20, 1993, for glutathione-s-transferase mu (an inherited enzyme) as a measure of drug resistance, covering a test for resistance to nitrosoureas (a class of chemotherapeutic agents). In addition, the Company is the assignee of a U.S. patent, granted August 23, 1994, for tumor or cancer cell-killing therapy (covering methods of using N-substituted benzamides as radio- and chemosensitizers), and of granted patents in Australia, Canada, Europe (designating 13 countries), Ireland, Israel, Japan, Mexico, Russia and South Africa (as well as a pending application in Denmark) corresponding thereto. The Company is also the assignee of two U.S. patents, both granted October 1, 1996, for methods of administering and pharmaceutical formulations containing N-substituted benzamides and/or acid addition salts thereof and for methods of administering phenothiazines and/or acid addition salts thereof, and of a granted South African patent and pending European and other foreign applications corresponding to these two U.S. patents. Further, the Company is the assignee of a U.S. patent granted July 20, 1999, for a method of testing immune competency, and of corresponding foreign applications. The Company is also the assignee of a U.S. patent granted February 1, 2000, for carotenoid-nicotinamide-zinc compositions and methods of treatment using the same, and of counterpart foreign applications. In addition, the Company is the assignee of a U.S. patent granted February 22, 2000, for the use of benzamides and nicotinamides as anti-inflammatory agents, and of pending counterpart foreign applications. The Company's pending U.S. applications and foreign and/or international counterparts cover further methods of treatment and compositions.

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

          The Company is also the exclusive licensee of five U.S. patents, one pending international application, and of granted patents and/or pending applications in other countries corresponding to three of the granted

U.S. patents relating to combretastatins. The owner of record of the licensed patents and applications is the Arizona Board of Regents, a body corporate of the State of Arizona, acting for and on behalf of Arizona State University.

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

EMPLOYEES

          The Company's policy has been, and continues to be, to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, preclinical tests and clinical trials. As of March 27, 2000, the Company had 11 full-time employees, of which 8 were engaged in research and development and monitoring of clinical trials. Most of the Company's preclinical tests and clinical trials are subcontracted and performed at the University of Lund, Sweden, and at other European centers, with the assistance primarily of ILEX Oncology Inc., a contract research organization in San Antonio, Texas. The Company plans to expand its activities in drug development, regulatory and other areas in the U.S., and therefore expects to increase the number of employees in its Boston office.

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

          The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, Agouron Pharmaceuticals, Inc., Ciba-Geigy Ltd., Eli Lilly and Company, Glaxo Wellcome PLC, Johnson & Johnson, Matrix Pharmaceuticals, Inc., NeoPharm, Inc., Pharmacyclics, Inc., Pierre Fabre S.A. and U.S. Bioscience Inc., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials.

          The Company is aware that Techniclone, Inc. is working on tumor vascular targeting agent technology. The Company believes Techniclone's technology differs significantly from the Company's Combretastatin technology because it is based on antibody technology. The Company has signed a letter of intent with Techniclone to collaborate in developing vascular targeting agents; however, there can be no assurance that a definitive agreement will be reached. See "--Research and Development and Collaborative Arrangements." In addition, the Company knows of a number of companies that are in the process of developing and testing compounds that affect angiogenesis (the formation on new blood vessels), including Agouron Pharmaceuticals, Inc., British Biotech Plc., EntreMed, Inc. and Collagenex, Inc.

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

RISK FACTORS

          History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability. The Company has experienced net losses every year since its inception and, as of December 31, 1999, had an accumulated deficit of approximately $47.4 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Dependence on Others for Clinical Development and Manufacturing and Marketing. The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Other than Dr. Ronald
W. Pero, Ph.D., the Company's Chief Scientific Officer, the Company does not directly employ any scientists or other laboratory personnel and all of its preclinical tests and clinical trials are subcontracted to and performed at the University of Lund, Sweden and at other centers in Europe and the United States, with the assistance of research and consulting firms. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting preclinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Although the Company considers its relations with existing collaborative partners to be satisfactory, most of its current arrangements are short term in nature. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to continue to explore other licensing and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing new, or maintaining new or existing, collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that any current or future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

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

          The Company's success will depend, in part, on its ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 27, 2000, the Company is the assignee of seven granted U.S. patents, two allowed and three pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to six of the granted U.S. patents and all of the allowed and pending U.S. applications. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued, that any issued patents will provide the Company with competitive protection or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, particularly in Sweden, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products, although the Company is not aware of any such assertions or any basis therefor. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around such patents. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company generally requires employees, Scientific Advisory Board members and the institutions that perform its preclinical and clinical tests (though not the employees of such institutions) to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "--Patents and Trade Secrets."

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

          Price Volatility of the Common Stock. The market price of the Common Stock has been, and likely will continue to be, highly volatile as frequently is the case with the publicly-traded securities of pharmaceutical research and development companies. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors such as results of clinical trials, announcements of research developments and results by the Company or its competitors and government regulatory action affecting the Company's products in both the United States and foreign countries have had, and may continue to have, a significant effect on the Company's business and on the market price of the Common Stock. As of December 31, 1999, an aggregate of 45,612 stock appreciation rights ("SARs"), with a weighted average exercise price of $7.26 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, substantially all of the shares of Common Stock issuable upon exercise of outstanding options, SARs and warrants have been registered and may be sold from time to time hereafter. Such sales, as well as future sales of Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Common Stock. The price and liquidity of the Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects thereof may differ between those markets.

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

Cytotoxic               Tumor-killing agent

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

2.        PROPERTIES

          The Company's executive offices are located in Boston, Massachusetts. The Boston office lease has a current annual rent of approximately $63,000 and expires on April 30, 2002, but may be terminated at any time by the Company upon six months' written notice and payment of a cancellation fee. On February 28, 2000, the Company signed a lease for a new office at the Arsenal on the Charles, in Watertown, Massachusetts. The initial term of the lease is ten years and three months, with a yearly lease of approximately $294,410 for the first five years, and a lease of approximately $324,350 for the following five years. Payments under the Watertown lease are scheduled to begin three months after the date on which OXiGENE takes possession, which the company currently estimates to be in June 2000. OXiGENE is currently in negotiations to sublease its Boston office to a third party. In connection with the listing of its Common Stock on the Stockholm Stock Exchange, the Company opened an executive office in Stockholm, Sweden. The Stockholm office is leased at an annual rate of approximately $41,000, and the lease expires on September 30, 2000. The Company does not own or lease any laboratories or other research and development facilities.

3.        LEGAL PROCEEDINGS

          There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1999.

                                     PART II

5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                               COMMON STOCK                   WARRANTS
                               ------------                   --------

CALENDAR YEAR                  HIGH    LOW                  HIGH     LOW
-------------                  ----    ---                  ----     ---

1998

First Quarter                 $18.75   $14.63             $ 9.00     $  5.00
Second Quarter                 18.00     9.75               6.63        2.38
Third Quarter                  12.88     5.88               3.25        1.03
Fourth Quarter                 11.31     4.63               3.50        1.00

1999

First Quarter                 $11.6875  $7.4375           $ 4.5000   $  1.8750
Second Quarter                 11.1250   7.8125             2.8750      1.1875
Third Quarter                  11.0000   8.3125             2.4375      1.1250
Fourth Quarter                 20.1250  12.3125             6.7500      1.59375

          As of March 27, 2000, there were 59 holders of record of the Company's Common Stock. As of December 22, 1999, the Company redeemed its outstanding publicly traded Warrants, and currently no such Warrants are outstanding. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 1999 Annual Meeting of Stockholders, that there are approximately 4,000 beneficial owners of its Common Stock.

          The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.        SELECTED FINANCIAL DATA

                          SUMMARY FINANCIAL INFORMATION
                                  OXIGENE, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                                                                     Year ended December 31,
                                      --------------------------------------------------------------------------------------------
                                               1995               1996                1997               1998                1999
                                      --------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Revenues:
  Licensing revenue                    $          -       $          -          $        -      $           -       $   1,271,918
  Interest income                           420,949            684,039           2,217,467          1,997,991           1,340,738
                                      --------------------------------------------------------------------------------------------
    Total revenues                          420,949            684,039           2,217,467          1,997,991           2,612,656

Expenses:
  Costs related to licensing
    revenue                                       -                  -                   -                  -           1,250,000
  Amortization of license
    agreement                                     -                  -                   -                  -              40,639
  Research and development                2,843,593          4,822,834           7,281,504         10,358,913           8,397,799
  General and administrative              1,295,191          1,819,638           3,046,484          3,135,871           3,336,463
  Interest                                        -                  -                   -                  -              36,620
                                      --------------------------------------------------------------------------------------------
    Total operating expenses              4,138,784          6,642,472           10,327,988        13,494,784          13,061,521
                                      --------------------------------------------------------------------------------------------

Net loss                               $ (3,717,835)      $ (5,958,433)         $(8,110,521)    $ (11,496,793)      $ (10,448,865)
                                      ============================================================================================

Net loss per common share-basic
  and dilutive                         $      (0.63)      $      (0.80)         $     (0.83)    $       (1.13)      $       (1.02)

Weighted average number of
  common shares outstanding
  (in thousands)                              5,876              7,440                9,770            10,201              10,274





                                                                        As of December 31,
                                               1995               1996                1997               1998                1999
                                      --------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Cash and cash equivalents              $  10,406,605       $  40,517,182        $  40,136,662   $  31,756,534       $  30,447,803
Securities available for sale                502,020                   -                    -               -                   -
Working capital                           10,510,024          40,418,846           39,889,394      29,907,659          38,386,299
Total assets                              11,227,251          41,168,759           41,152,357      33,018,825          42,659,727
Total liabilities                            670,077             650,001              951,088       2,827,011          11,557,021
Accumulated deficit                      (11,399,874)        (17,358,307)         (25,468,828)    (36,965,621)        (47,414,486)
Total stockholders' equity                10,557,174          40,518,758           40,201,269      30,191,814          31,102,706


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"), to sub-license the rights to certain patent rights and other know-how and technology to which the Company had an exclusive license (the "Sub-License Agreement"). Pursuant to the terms of the Sub-License Agreement, BMS will pay a non-refundable license fee, reimburse certain expenses incurred by the Company and fund future research to be performed by the Company based on a research program determined by a joint development committee. In addition, BMS will pay additional amounts upon certain milestones being reached and royalties on future net sales of products.

          OXiGENE has generated a cumulative net loss of approximately $47.4 million for the period from its inception through December 31, 1999.

          OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings and, prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income.

RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to year ended December 31, 1998.

          During the year ended December 31, 1999, the Company recognized approximately $1.3 million of licensing revenue pursuant to the Sub-license agreement and approximately $1.3 million of interest income. During the year ended December 31, 1998, the Company had no licensing revenues and approximately $2.0 million of interest income. The Company's total operating expenses for the year ended December 31, 1999, decreased to approximately $13.1 million from approximately $13.5 for the comparable 1998 period. Research and development expenses for those years were approximately $8.4 million and $10.4 million, respectively. Approximately $1.3 million of research and development expenses in 1999 were recoverable under the Sub-license Agreement and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses. The remaining decrease is attributed to the discontinuation of the Neu-Sensamide project. Generally, the Company makes payments to its clinical investigators if and when certain pre-determined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result, research and development expenses may fluctuate from year to year. General and administrative expenses for the year ended December 31, 1999, increased to approximately $3.3 million from approximately $3.1 million for the comparable 1998 period. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been to minimize the number of employees and to use outside consultants to the extent practicable. OXiGENE expects that its clinical trial expenses will increase as it expands its clinical trial program, and initiates research and clinical trials on its new compounds.

Year ended December 31, 1998, compared to year ended December 31, 1997.

          During the years ended December 31, 1998 and 1997, the Company had no revenues, except for approximately $2.0 million and $2.2 million of interest income, respectively. The Company's total operating expenses for the year ended December 31, 1998, increased to approximately $13.5 million from approximately $10.3 million for the comparable 1997 period. Research and development expenses for those years were approximately $10.4 million and $7.3 million, respectively. Research and development expenses in 1998 included a charge recorded for financial reporting purposes of approximately $1.3 million related to the issuance of non-employee stock options and the extension of the terms of certain stock options. The increase also reflects the planned significant increase in research and development, clinical trials and other expenses related to the Company's product development program. General and administrative expenses for the year ended December 31, 1998 increased to approximately $3.1 million from approximately $3.0 milliion for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

          OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of December 31, 1999, had an accumulated deficit of approximately $47.4 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed operations principally through the net proceeds it has received from private and public equity financings, and from the exercise of outstanding options and warrants.

          OXiGENE had cash and cash equivalents of approximately $30.4 million and $31.8 million at December 31, 1999 and 1998, respectively.

          OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development pre-clinical testing and clinical trials. Quarterly payments are being made to the University of Lund, Lund, Sweden, for pre-clinical research and clinical trials. For the years ended December 31, 1999, 1998, and 1997, the amount of such retainer was approximately $1.1 million, $0.6 million and $1.0 million, respectively.

          In May 1996, OXiGENE in collaboration with ILEX(TM) Oncology Inc. ("ILEX"), a contract research organization in San Antonio, Texas, regarding a large-scale work-up of Declopramide in accordance with FDA current U.S. Good Laboratory Practice standards ("cGLP"). During the years ended December 31, 1999, 1998 and 1997, the Company paid ILEX approximately $1.9 million, $2.3 million, and $1.6 million, respectively. The increase in the amounts paid to ILEX reflects the research and development with respect to Declopramide and CA4P.

          As of December 31, 1999, OXiGENE was committed to pay certain amounts under a license agreement with a university. The present value of the amount payable was approximately $1.2 million at December 31, 1999. OXiGENE had no other long-term debt or loans payable.

          OXiGENE anticipates that the cash and cash equivalents it had available at December 31, 1999, and interest income it will earn thereon and licensing revenues should be sufficient to satisfy the Company's projected cash requirements for approximately the next 30 months.

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

          OXiGENE had no material commitments for capital expenditures as of December 31, 1999.

IMPACT OF YEAR 2000

          The Company's internal computer information systems are Year 2000 compliant. These systems consist only of standard software from established and recognized providers. Any new software purchases will be Year 2000 compliant.

          The Company has not encountered any significant disruptions to its computer information systems due to Year 2000 issues. Any future risks related thereto are therefore primarily dependent upon the computer systems of third parties. These third parties consist mainly of leading educational institutions and universities in the United States and Europe, and clinical research organizations. The Company has reviewed its third party relationships in order to assess Year 2000 issues and has no reason to believe that these third parties will encounter any significant systems disruptions.

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

8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this report.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 26, 2000. The information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company," and is incorporated by reference into this Item 10.

11.       EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 26, 2000.

12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 26, 2000.

13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 26, 2000.

                                     PART IV

14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          2.    Financial Statement Schedules
                -----------------------------

          None.

          3.    Exhibits
                --------

          The information called for by this paragraph is contained in the Index to Exhibits of this report which is incorporated herein by reference.

                (b) Reports on Form 8-K.

                The registrant filed reports on Form 8-K during the fourth quarter of the year ended December 31, 1999 on December 8, 1999, December 20, 1999 and December 28, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OXiGENE, INC.



                                          By:/s/ Bjorn Nordenvall
                                             --------------------
                                                Bjorn Nordenvall
                                                President and Chief Executive
                                                Officer
                                                March 28, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                      Date
           ---------                       -----                      ----

/s/ Bjorn Nordenvall                 President, Chief            March 28, 2000
------------------------           Executive Officer and
Bjorn Nordenvall                    Director (principal
                                    executive officer)


/s/ Bo Haglund                    Chief Financial Officer        March 28, 2000
------------------------
Bo Haglund


                                         Director                March __, 2000
------------------------
Marvin H. Caruthers


                                         Director                March __, 2000
------------------------
Michael Ionata


                                         Director                March __, 2000
------------------------
Arthur B. Laffer


/s/ Ronald W. Pero                       Director                March 28, 2000
------------------------
Ronald W. Pero

/s/ Per-Olof Soderburg                   Director                March 28, 2000
------------------------
Per-Olof Soderberg

/s/ Gerald A. Eppner                     Director                March 28, 2000
------------------------
Gerald A. Eppner

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

3.1                 Restated Certificate of Incorporation of the Registrant.*

3.2                 By-Laws of the Registrant.*

3.3 Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

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

10.1 Patent License Agreement dated as of October 7, 1991 between Preventive Medicine Institute and Bio-Screen, Inc.*

10.2 Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*

10.3 Employment Agreement, dated as of April 4, 1997, between Registrant and Dr. Ronald W. Pero. ***

10.4 Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+

10.5 Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.6 Consulting Agreement, dated as of August 1, 1995, between Registrant and IPC Nordic A/S. +

10.7                OXiGENE 1996 Stock Incentive Plan, as amended. ++

10.8 Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.9 Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.10 Office Lease, dated February 26, 1997, between Registrant and Copley Place Associates Nominee Corporation. ***

10.11 Consulting Agreement, dated as of May 1, 1998, between Registrant and Dr. Claus Moller. ***

10.12 Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

23.1                Consent of Ernst & Young, LLP.

27.1                Financial Data Schedule.

99.1 U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2 U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell killing therapy and agents useful therefor. ++

99.3 U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4 International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

      -------------------------

      * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

      ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

      *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      + Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      ++ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

      +++ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 28, 1999.

                             Form 10-K Item 14(a)(1)

                                  OXiGENE, Inc.




                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Auditors....................................... F- 2
Consolidated Balance Sheets--December 31, 1998 and 1999.............. F- 3
Consolidated Statements of Operations--Years Ended December 31,
  1997, 1998 and 1999................................................ F- 4
Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 1997, 1998, and 1999.................................. F- 5
Consolidated Statements of Cash Flows--Years Ended December 31,
  1997, 1998 and 1999................................................ F- 6

Notes to Consolidated Financial Statements........................... F- 7



Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

New York, New York
January 12, 2000

                                  OXiGENE, Inc.

                           Consolidated Balance Sheets


                                                       DECEMBER 31
                                                    1998           1999
                                                 --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $31,756,534   $30,447,803
  Accounts receivable--sublicense agreement                 -     9,250,000
    (Note 1)
  Prepaid expenses                                    608,766       338,750
  Interest receivable                                 196,326       207,453
  Other                                               173,044       769,713
                                                 --------------------------
Total current assets                               32,734,670    41,013,719

Furniture, fixtures and equipment, at cost            372,170       221,826
Accumulated depreciation                             (167,615)     (114,375)
                                                 --------------------------
                                                      204,555       107,451
License agreements, net of accumulated
  amortization of $40,639 (Note 4)                          -     1,458,957
Deposits                                               79,600        79,600
                                                 --------------------------
Total assets                                      $33,018,825   $42,659,727
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Amount payable for license agreement--current   $         -   $   224,697
    (Note 4)
  Accrued expenses:
    Research and development expenses               1,830,333     1,130,905
    Other accrued expenses                            340,901       447,189
  Other payables                                      655,777       824,629
                                                 --------------------------
Total current liabilities                           2,827,011     2,627,420

Amount payable under license
  agreement--non-current (Note 4)                           -       951,519
Deferred licensing revenue (Note 1)                         -     7,978,082

Commitments (Note 4)

Stockholders' equity (Note 2):
  Common stock, $.01 par value:
    Authorized shares--
      60,000,000 shares at December 31, 1998
        and 1999
    Issued and outstanding shares--
      10,207,049 shares at December 31, 1998;
      11,261,268 shares at December 31, 1999          102,071       112,613
  Additional paid-in capital                       68,400,726    81,556,261
  Accumulated deficit                             (36,965,621)  (47,414,486)
  Accumulated other comprehensive income              325,888       472,610
  Notes receivable                                          -    (2,288,733)
  Deferred compensation                            (1,671,250)   (1,335,559)
                                                 --------------------------
Total stockholders' equity                         30,191,814    31,102,706
                                                 --------------------------
Total liabilities and stockholders' equity        $33,018,825   $42,659,727
                                                 ==========================
See accompanying notes.

                                                            OXiGENE, Inc.

                                                Consolidated Statements of Operations


                                                                                     YEAR ENDED DECEMBER 31
                                                                        1997                  1998                   1999
                                                                --------------------- ---------------------- ---------------------
REVENUES
Licensing revenue (Note 1)                                        $            -       $               -        $      1,271,918
Interest income                                                         2,217,467              1,997,991               1,340,738
                                                                --------------------- ---------------------- ---------------------
                                                                        2,217,467              1,997,991               2,612,656
EXPENSES

Costs relating to licensing revenue (Note 1)                                    -                      -               1,250,000
Amortization of license agreement (Note 1)                                      -                      -                  40,639
Research and development                                                7,281,504             10,358,913               8,397,799
General and administrative (including related party
   transactions of approximately $494,000, $631,000 and
   $821,000 in 1997, 1998 and 1999, respectively) (Note 5)              3,046,484              3,135,871               3,336,463

Interest expense                                                                -                      -                  36,620
                                                                --------------------- ---------------------- ---------------------
Total expenses                                                         10,327,988             13,494,784              13,061,521
                                                                --------------------- ---------------------- ---------------------
Net loss                                                          $    (8,110,521)      $    (11,496,793)       $    (10,448,865)
                                                                ===================== ====================== =====================
Basic and diluted net loss per common share                                 $(.83)                $(1.13)                $(1.02)

Weighted average number of common shares outstanding                    9,770,364             10,200,567              10,273,902

See accompanying notes.



                                                            OXiGENE, Inc.

                                           Consolidated Statements of Stockholders' Equity


                                                                      COMMON STOCK,
                                                                      $.01 PAR VALUE            ADDITIONAL       ACCUMULATED
                                                              -------------------------------     PAID-IN        ACCUMULATED
                                                                  SHARES         AMOUNTS          CAPITAL          DEFICIT
                                                              --------------- --------------- ---------------- -----------------

Balance at December 31, 1996                                      9,052,343       $ 90,523      $57,673,667     $(17,358,307)
   Net loss for 1997                                                      -              -                -       (8,110,521)
   Foreign currency translation adjustment for 1997                       -              -                -                -
   Comprehensive loss                                                     -              -                -                -
   Issuance of common stock upon exercise of options and
      warrants                                                    1,120,378         11,204        7,918,426                -
   Issuance of common stock upon exercise of stock
      appreciation rights                                            13,044            131          348,425                -
   Accrued stock appreciation rights                                      -              -         (591,915)               -
                                                              --------------- --------------- ---------------- -----------------
 Balance at December 31, 1997                                    10,185,765        101,858       65,348,603      (25,468,828)
   Net loss for 1998                                                      -              -                -      (11,496,793)
   Foreign currency translation adjustment for 1998                       -              -                -                -
   Comprehensive loss                                                     -              -                -                -
   Issuance of common stock upon exercise of options and
      warrants                                                       21,284            213          125,807                -
   Options issued for services                                            -              -        3,261,197                -
   Accrued stock appreciation rights                                      -              -         (334,881)               -
                                                              --------------- --------------- ---------------- -----------------
Balance at December 31, 1998                                     10,207,049        102,071       68,400,726      (36,965,621)
   Net loss for 1999                                                      -              -                -      (10,448,865)
   Foreign currency translation adjustment for 1999                       -              -                -                -
   Comprehensive loss                                                     -              -                -                -
   Issuance of common stock upon exercise of options and
      warrants                                                    1,045,337         10,453       12,511,385                -
   Issuance of common stock upon exercise of stock
      appreciation rights                                               987             10            9,490                -
   Accrued stock appreciation rights                                      -              -          208,360                -
   Issuance of common stock for services at $9.50 per share           7,895             79           74,921                -
   Options issued for services provided by non-employees                  -              -          351,379                -
                                                              --------------- --------------- ---------------- -----------------
Balance at December 31, 1999                                     11,261,268       $112,613      $81,556,261     $(47,414,486)
                                                              =============== =============== ================ =================



                                                                   OTHER
                                                                ACCUMULATED                                             TOTAL
                                                               COMPREHENSIVE        NOTES            DEFERRED       STOCKHOLDERS'
                                                                  INCOME          RECEIVABLE       COMPENSATION        EQUITY
                                                              --------------- ----------------- ----------------- -----------------
Balance at December 31, 1996                                     $112,875        $        -         $        -     $ 40,518,758
   Net loss for 1997                                                    -                 -                  -       (8,110,521)
   Foreign currency translation adjustment for 1997               106,761                 -                  -          106,761
                                                                                                                   -----------------
   Comprehensive loss                                                   -                 -                  -       (8,003,760)
                                                                                                                   -----------------
   Issuance of common stock upon exercise of options and
      warrants                                                          -                 -                  -        7,929,630
   Issuance of common stock upon exercise of stock
      appreciation rights                                               -                 -                  -          348,556
   Accrued stock appreciation rights                                    -                 -                  -         (591,915)
                                                              --------------- ----------------- ----------------- -----------------
 Balance at December 31, 1997                                     219,636                 -                  -       40,201,269
   Net loss for 1998                                                                                                (11,496,793)
   Foreign currency translation adjustment for 1998               106,252                 -                  -          106,252
                                                                                                                   -----------------
   Comprehensive loss                                                   -                 -                  -      (11,390,541)
                                                                                                                   -----------------
   Issuance of common stock upon exercise of options and
      warrants                                                          -                 -                  -          126,020
   Options issued for services                                          -                 -         (1,671,250)       1,589,947
   Accrued stock appreciation rights                                    -                 -                  -         (334,881)
                                                              --------------- ----------------- ----------------- -----------------
Balance at December 31, 1998                                      325,888                 -         (1,671,250)      30,191,814
   Net loss for 1999                                                    -                 -                  -      (10,448,865)
   Foreign currency translation adjustment for 1999               146,722                 -                  -          146,722
                                                                                                                   -----------------
   Comprehensive loss                                                   -                 -                  -      (10,302,143)
                                                                                                                   -----------------
   Issuance of common stock upon exercise of options and
      warrants                                                          -        (2,288,733)                 -       10,233,105
   Issuance of common stock upon exercise of stock
      appreciation rights                                               -                 -                  -            9,500
   Accrued stock appreciation rights                                    -                 -                  -          208,360
   Issuance of common stock for services at $9.50 per share             -                 -                  -           75,000
   Options issued for services provided by non-employees                -                 -            335,691          687,070
                                                              --------------- ----------------- ----------------- -----------------
Balance at December 31, 1999                                     $472,610        $(2,288,733)       $(1,335,559)   $ 31,102,706
                                                              =============== ================= ================= =================

See accompanying notes.



                                                            OXiGENE, Inc.

                                                Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED DECEMBER 31
                                                                                 1997                  1998
                                                                          -------------------- ----------------------

OPERATING ACTIVITIES
Net loss                                                                     $   (8,110,521)      $    (11,496,793)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   79,244                 61,622
      Abandonment of furniture, fixtures and equipment                                    -                  3,903
      Compensation related to issuance of warrants, options and stock
        appreciation rights                                                        (243,359)             1,255,066
      Amortization of licensing revenue                                                   -                      -
      Amortization of license agreement                                                   -                      -
      Changes in operating assets and liabilities:
        Accounts receivable--license agreement                                            -                      -
        Prepaid expenses and other current assets                                  (173,311)              (297,037)
        Accounts payable, accrued expenses and
           other payables                                                           370,986              1,917,412
                                                                          -------------------- ----------------------
Net cash used in operating activities                                            (8,076,961)            (8,555,827)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                       7,929,630                126,020
                                                                          -------------------- ----------------------
Net cash provided by financing activities                                         7,929,630                126,020

INVESTING ACTIVITIES
Amount paid for license agreement                                                         -                      -
Deposits                                                                            (70,000)                     -
Purchase of furniture, fixtures and equipment                                      (233,882)               (41,349)
                                                                          -------------------- ----------------------
Net cash used in investing activities                                              (303,882)               (41,349)
                                                                          -------------------- ----------------------

Effect of exchange rate on changes in cash                                           70,693                 91,028
                                                                          -------------------- ----------------------

Net decrease in cash and cash equivalents                                          (380,520)            (8,380,128)
Cash and cash equivalents at beginning of period                                 40,517,182             40,136,662
                                                                          -------------------- ----------------------
Cash and cash equivalents at end  period                                     $   40,136,662       $     31,756,534
                                                                          ==================== ======================
SUPPLEMENTAL DISCLOSURE
Interest paid                                                                $            -       $              -
                                                                          ==================== ======================



                                                                          YEAR ENDED DECEMBER 31
                                                                                  1999
                                                                          ----------------------

OPERATING ACTIVITIES
Net loss                                                                     $   (10,448,865)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                    16,274
      Abandonment of furniture, fixtures and equipment                                97,560
      Compensation related to issuance of warrants, options and stock
        appreciation rights                                                          979,930
      Amortization of licensing revenue                                              (21,918)
      Amortization of license agreement                                               40,639
      Changes in operating assets and liabilities:
        Accounts receivable--license agreement                                     (1,250,000)
        Prepaid expenses and other current assets                                   (352,593)
        Accounts payable, accrued expenses and
           other payables                                                           (372,048)
                                                                          ---------------------
Net cash used in operating activities                                            (11,311,021)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                       10,233,105
                                                                          ---------------------
Net cash provided by financing activities                                         10,233,105

INVESTING ACTIVITIES
Amount paid for license agreement                                                   (323,380)
Deposits                                                                                   -
Purchase of furniture, fixtures and equipment                                        (21,361)
                                                                          ---------------------
Net cash used in investing activities                                               (344,741)
                                                                          ---------------------

Effect of exchange rate on changes in cash                                           113,926
                                                                          ---------------------

Net decrease in cash and cash equivalents                                         (1,308,731)
Cash and cash equivalents at beginning of period                                  31,756,534
                                                                          ---------------------
Cash and cash equivalents at end  period                                     $    30,447,803
                                                                          =====================
SUPPLEMENTAL DISCLOSURE
Interest paid                                                                $        36,620
                                                                          =====================

See accompanying notes.


                                      F-6

                                  OXiGENE, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

OXiGENE, Inc. (the "Company") is a development stage pharmaceutical company. The Company was originally incorporated as Oxi-Gene, Inc. in the State of New York on February 22, 1988 and subsequently recapitalized and incorporated in the State of Delaware in December 1992.

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with a pharmaceutical company, to sub-license the rights to certain patent rights and other know-how and technology to which the Company had an exclusive license (the "Sub-license Agreement") (see Note 4). Pursuant to the terms of the Sublicense Agreement, the pharmaceutical company will pay a non-refundable license fee, reimburse certain expenses incurred by the Company and fund future research to be performed by the Company based on a research program determined by a joint development committee. In addition, the pharmaceutical company will pay additional amounts upon certain milestones being reached and royalties on future net sales of products. Accordingly, the Company which was previously in the development stage ceased being a development stage company effective December 15, 1999.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary in Sweden, OXiGENE (Europe) AB. OXiGENE (Europe) AB manages and controls the Company's research and development work, and monitors European clinical trials. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  OXiGENE, Inc.

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The non-refundable fee paid under the sublicense agreement is being recognized as licensing revenue on pro rata basis over the term the sublicense agreement. Licensing revenue for the reimbursement of costs is recognized as costs are incurred.

LICENSE AGREEMENT

The present value of the amount payable under the license agreement (see Note 4) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years).

DEPRECIATION

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is principally seven years.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

At December 31, 1999 and 1998, substantially all of cash and cash equivalents was deposited in one financial institution.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income in stockholders' equity.

                                  OXiGENE, Inc.

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

NET LOSS PER SHARE

Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted average number of shares outstanding. All options and warrants issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted average shares.

STOCK-BASED COMPENSATION

The Company accounts for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123.

                                  OXiGENE, Inc.

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income. Accumulated other comprehensive income at December 31, 1999 and 1998 consists of accumulated foreign currency translation adjustments.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.   STOCKHOLDERS' EQUITY

OPTIONS AND WARRANTS

The following is a summary of the Company's stock option, warrant and stock appreciation rights activity:

                                      NUMBER OF OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS
                                                                                             STOCK
                                                   NONQUALIFIED      STOCK INCENTIVE     APPRECIATION
                                                   STOCK OPTIONS         OPTIONS            RIGHTS         STOCK WARRANTS
                                                 ------------------ ------------------ ------------------ ------------------

    Balance at December 31, 1996                       1,112,018           128,482             67,000          1,781,846
       Granted during 1997                               316,120            19,880                  -                  -
       Exercised during 1997                            (402,166)                -            (17,388)          (718,212)
                                                 ------------------ ------------------ ------------------ ------------------
    Balance at December 31, 1997                       1,025,972           148,362             49,612          1,063,634
       Granted during 1998                               240,594                 -                  -                  -
       Exercised during 1998                             (20,000)                -                  -             (1,284)
       Canceled during 1998                              (47,500)           (6,000)                 -           (115,800)
       Adjustment for options repriced
          during 1998                                   (114,585)           (3,049)                 -                  -
                                                 ------------------ ------------------ ------------------ ------------------
    Balance at December 31, 1998                       1,084,481           139,313             49,612            946,550
       Granted during 1999                               254,925                 -                  -                  -
       Exercised during 1999                            (238,750)          (10,831)            (4,000)          (795,756)
       Canceled during 1999                              (10,000)                -                  -           (150,794)
                                                 ------------------ ------------------ ------------------ ------------------
    Balance at December 31, 1999                       1,090,656           128,482             45,612                  -
                                                 ================== ================== ================== ==================

                                  OXiGENE, Inc.

2.   STOCKHOLDERS' EQUITY (CONTINUED)

                                           WEIGHTED AVERAGE PRICE OF OPTIONS, WARRANTS AND
                                                      STOCK APPRECIATION RIGHTS

                                                                                             STOCK
                                                   NONQUALIFIED      STOCK INCENTIVE     APPRECIATION            STOCK
                                                   STOCK OPTIONS         OPTIONS            RIGHTS              WARRANTS
                                                 ------------------ ------------------ ------------------ ------------------

    Balance at December 31, 1996                     $   12.75           $   8.95            $  7.03           $   9.60
       Granted during 1997                               30.75              28.81                   -                  -
       Exercised during 1997                              6.35                   -              6.58               8.28
    Balance at December 31, 1997                         20.76              11.43               7.26              12.63
       Granted during 1998                                9.99                   -                  -                  -
       Exercised during 1998                              5.44                   -                  -             13.41
       Canceled during 1998                              28.20              28.81                   -             10.92
    Balance at December 31, 1998                         10.50               9.44               7.26              12.93
       Granted during 1999                               11.95                   -                  -                  -
       Exercised during 1999                              9.08               8.94               7.25              12.83
       Canceled during 1999                              32.13                   -                  -             13.41
    Balance at December 31, 1999                         10.95               9.48               7.26                   -



                                     OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS EXERCISABLE

                                                                                             STOCK
                                                   NONQUALIFIED      STOCK INCENTIVE     APPRECIATION            STOCK
                                                   STOCK OPTIONS         OPTIONS            RIGHTS              WARRANTS
                                                 ------------------ ------------------ ------------------ ------------------

    December 31, 1996:
       Exercisable                                      824,673           129,494             67,000          1,781,846
       Weighted average exercise price                    $5.53             $7.01              $7.03              $9.60

    December 31, 1997:
       Exercisable                                      445,814           129,519             49,612          1,063,634
       Weighted average exercise price                   $10.07             $7.01              $7.26             $12.63

    December 31, 1998:
       Exercisable                                      401,846           123,988             49,612            946,550
       Weighted average exercise price                    $8.40             $9.02              $7.26             $12.93

    December 31, 1999:
       Exercisable                                      649,535           128,482             45,612                  -
       Weighted average exercise price                   $10.22             $9.48              $7.26                 $-


                                  OXiGENE, Inc.

2.   STOCKHOLDERS' EQUITY (CONTINUED)

                                     OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS OUTSTANDING

                                                                                             STOCK
                                                   NONQUALIFIED      STOCK INCENTIVE     APPRECIATION
                                                   STOCK OPTIONS         OPTIONS            RIGHTS
                                                 ------------------ ------------------ ------------------

    December 31, 1999:
       Exercise prices ranging from $5.50 per
          share to $12.00 per
            share:
               Outstanding                              914,138           115,000             45,612
               Weighted average exercise price            $8.32             $8.00              $7.26
               Weighted average remaining
                 contractual life                     6.9 YEARS         4.0 YEARS          4.4 YEARS
               Exercisable                              523,017           115,000             45,612
               Weighted average exercise price            $7.16             $8.00              $7.26
       Exercise prices ranging from
          $18.13 to $28.81:
               Outstanding                              176,518            13,482                  -
               Weighted average exercise price           $24.55            $22.13                  -
               Weighted average remaining
                 contractual life                     4.7 YEARS         6.5 YEARS                  -
               Exercisable                              126,518            13,482                  -
               Weighted average exercise price           $22.87            $22.13                 $-


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

In 1996, the Company's stockholders approved the OXiGENE 1996 Stock Incentive Plan (the "1996 Plan"). Certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, "incentive stock options" (ISOs) within the meaning of Section 422 of the Internal Revenue Code, "nonqualified stock options" (NQSOs) and stock appreciation rights may be granted. A maximum of 1,500,000 shares may be the subject of ISOs, NQSOs and stock appreciation rights under the 1996 Plan.

In 1998, the Company extended the term of certain options and stock appreciation rights (see below) issued to employees. Such options and stock appreciation rights expired in May 1998 and were extended to June 1999. In the fourth quarter of 1998, the Company recorded compensation expense of approximately $650,000 relating to this extension.

On December 14, 1998, the Company repriced certain options issued to employees, directors and members of the Scientific Advisory Board. Pursuant to the revision, the number of options issued to these employees was reduced by 117,634 and the exercise price was reduced to $8.93 per share (market value on December 14, 1998) and $10 per share. However, the term of the options was not revised.

In 1999 and 1998, the Company also recorded stock-based compensation expense of approximately $687,000 and $939,000, respectively, in connection with other options issued to non-employees.

STOCK APPRECIATION RIGHTS

From 1993 through 1995, the Board of Directors granted stock appreciation rights to 77,000 shares at exercise prices ranging from $5.88 to $7.63. Stock appreciation rights expire ten years from date of grant.

                                  OXiGENE, Inc.

2.   STOCKHOLDERS' EQUITY (CONTINUED)

In 1997 and 1999, stock appreciation rights to 17,388 and 4,000 shares were exercised when the market values of the Company's common stock exceeded the exercise price of the stock appreciation rights and 13,044 and 987 shares, respectively, were issued. No stock appreciation rights were exercised in 1998.

The Company records a charge for financial reporting purposes when the market value of the common stock exceeds the exercise price of the stock appreciation rights. The charge is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of common stock of the Company, the charge related to unexercised stock appreciation rights is credited to additional paid-in capital. The market value of the Company's common stock at December 31, 1999 ($15.63) was greater than the market value at December 31, 1998 ($10.75) and, accordingly, the charge previously recorded for financial reporting purposes was increased by approximately $208,000 to reflect the market value of the unexercised stock appreciation rights at December 31, 1999.

STOCK WARRANTS

During 1993, the Company completed an initial public offering of 1,500,000 units at $6.00 per unit and an over-allotment issuance of 105,000 units at $6.00 per unit. Each unit consists of one share of the Company's common stock and one warrant (the "Public Warrant"). Each warrant was exercisable for one share of the Company's common stock at a price of $7 per share during the first year of exercisability. Thereafter, the exercise price increased each year by $2. In connection with this offering, the Company sold to the Underwriters, for nominal consideration, 150,000 Warrants (the "Underwriters' Warrants"). The Underwriters' Warrants were initially exercisable at a price of $9.90 per unit for a period of four years, commencing August 26, 1994. The shares of common stock and warrants issuable upon the exercise of the Underwriters' Warrants are identical to those included in the units offered in the initial public offering except that the warrants contained in the Underwriters' Warrants were initially exercisable to purchase one share of common stock at $11.55. In January 1997, to comply with anti-dilution provisions, the number of shares issuable upon the exercise of the Public Warrants and Underwriters' Warrants were revised to 1,717,350 and 163,500, respectively.

                                  OXiGENE, Inc.

2.   STOCKHOLDERS' EQUITY (CONTINUED)

The exercise prices of such warrants were also revised to $10.35 (subsequently increased to $12.35 and $14.35 in August 1996 and 1997, respectively) and $8.95 per share, respectively. In addition, the total shares of common stock issuable upon the exercise of the warrant contained in the Underwriters' Warrants was increased to 172,500 and the exercise price was revised to $13.69 per share. In July 1998, the term of the Public Warrants that were due to expire in August 1998 were extended through December 31, 1999. The amended terms of these warrants include a redemption feature. On December 2, 1999, the Company announced that it would exercise its right to redeem the Public Warrants if they were not exercised prior to December 21, 1999 (the required notice period per the warrant agreement). Public Warrants to purchase 795,756 shares of common stock were exercised in 1999. There were no Public Warrants and Underwriters' Warrants outstanding at December 31, 1999.

In addition, the Company has issued warrants to directors and other individuals of which warrants to purchase 40,000 shares that were outstanding as December 31, 1998 were exercised in 1999.

NOTES RECEIVABLE AND OTHER

The holders of certain stock options exercised such options by the presentation to the Company of non-recourse promissory notes. Such options could be exercised only by the presentation of such non-recourse promissory notes. In accordance with the terms of the promissory notes, the number of shares and the exercise price payable for the shares were fixed upon the exercise of the options. The shares vest over periods ranging from 3 to 5 years.

In 1999, the Company issued 7,875 shares as consideration for research and development services. Such shares were valued at their fair market value which amounted to approximately $75,000.

COMMON STOCK RESERVED FOR ISSUANCE

As of December 31, 1999, the Company has reserved approximately 1,950,000 shares of its common stock for issuance in connection with stock options, stock appreciation rights and warrants.

                                  OXiGENE, Inc.

2.   STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS
123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999:

             ASSUMPTION                 1997      1998      1999
--------------------------------------------------------------------

Risk-free rate                          5.5%       4.8%      6.25%
Dividend yield                          0.0%       0.0%      0.0%
Volatility factor of the expected
   market price of the Company's
   common stock                          .649       .858      .762
Average life                          3 years    4 years   4 Years

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                    1997            1998            1999
                                ---------------------------------------------

    Pro forma net loss          $(10,500,000)   $(13,900,000)   $(13,200,000)
    Pro forma net loss per
    share                             $(1.07)         $(1.36)         $(1.29)

The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 were $14.47, $7.00 and $7.11, respectively.

                                  OXiGENE, Inc.

3.   INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards of approximately $67,800,000 for U.S. and foreign income tax purposes, $39,500,000 expiring for U.S. purposes through 2019. The utilization of approximately $2,500,000 of such U.S. net operating losses are subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $350,000.

Components of the Company's deferred tax asset at December 31, 1998 and 1999 are as follows:

                                              1998              1999
                                         -------------------------------

Net operating loss carryforwards          $ 19,482,000     $ 22,303,000
Compensatory stock options, warrants
  and stock appreciation rights                694,000        1,018,000
                                         -------------------------------
Total deferred tax asset                    20,176,000       23,321,000
Valuation allowance                        (20,176,000)     (23,321,000)
                                         -------------------------------
Net deferred tax asset                    $          -     $          -
                                         ===============================

The change in valuation allowance amounted to increases of approximately $7,745,000 and $3,130,000 for the years ended 1997 and 1998, respectively.

4.   COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases premises in facilities in Boston and Stockholm, Sweden. Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $185,000, $228,000 and $202,000, respectively.

                                  OXiGENE, Inc.

4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

The minimum annual rent commitments for the above leases are as follows:

                        2000          $  94,000
                        2001             63,000
                        2002             21,000
                                     -----------
                                      $ 178,000
                                     ===========

LICENSE AGREEMENTS

On August 2, 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by a U.S. university (the "License Agreement"). The Company paid an initial license fee of $200,000 and, is required to pay additional license fees in ten equal semi-annual installments of $160,000 commencing June 1, 2000. The license agreement and the related obligation have been recorded at the present value of the amount payable using an effective rate of 8.7%. The Company also is required to pay royalties on future net sales of products.

The Company has another license agreement to patent rights to a certain product. The agreement requires the Company to pay royalties, as defined, based on revenues received by the Company in respect to the specified product. This license expires in October 2011 and the product has not yet been commercially developed.

LITIGATION

From time-to-time, the Company may be a party to litigation arising from the normal course of its business. The Company is and will continue to vigorously defend the actions and claims against it. In the opinion of management, these claims are either without merit or, based in part on opinions from legal counsel, will not have a material adverse effect on the Company's financial position.

                                  OXiGENE, Inc.

5.   RELATED PARTY TRANSACTIONS

The Company has consulting agreements with certain organizations whose principal stockholders are officers of the Company. Consulting fees paid to such organizations amounted to approximately $494,000, $330,000 and $482,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

During 1998 and 1999, the Company incurred approximately $301,000 and $339,000, respectively, in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

6.   FOREIGN OPERATIONS

Summary financial information for assets, liabilities at December 31, 1997, 1998 and 1999 and expenses and net loss for the years then ended related to foreign operations are as follows:

                                      DECEMBER 31
                         1997           1998           1999
                     -------------------------------------------

Assets               $40,264,000    $32,512,000    $21,043,000
Liabilities              728,000      1,600,000        776,000
Expenses               7,899,000      8,654,000      5,871,000
Net loss               7,822,000      8,639,000      5,865,000

Foreign exchange gains for the years ended December 31, 1997, 1998, and 1999 were not significant.