Form 10-Q
period 2000-03-31
OXIGENE INC
filed 2000-05-15
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2000 there were 11,311,093 shares of the Registrant's Common Stock issued and outstanding.

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. (OXiGENE or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and March 31, 1999 and the cash flows for the three months ended March 31, 2000 and March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXIGENE, INC.
                      Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)


                                                     March 31,     December 31,
                                                       2000           1999
                                                     --------       --------
                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                       $ 37,481       $ 30,448
     Accounts receivable - sublicense agreement             0          9,250
     Prepaid expenses                                     456            339
     Interest receivable                                  352            207
     Other                                                 57            770
                                                     --------       --------
Total current assets                                   38,346         41,014

     Furniture, fixtures and equipment, at cost           225            221
     Accumulated depreciation                            (123)          (114)
                                                     --------       --------
Net property and equipment                                102            107

License agreements, net of accumulated
  amortization                                          1,435          1,459
Deposits                                                  153             80
                                                     --------       --------

Total assets                                         $ 40,036       $ 42,660
                                                     ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Amount payable for license agreement -
          current                                    $    225       $    225
        Accounts payable and accrued expenses           1,238          1,578
        Other payables                                    571            824
                                                     --------       --------
Total current liabilities                               2,034          2,627

Amount payable under license agreement - non-
  current                                                 977            952
Deferred licensing revenue                              7,845          7,978

Stockholders' equity
     Common stock, $0,01 par value:
        Authorized shares - 60,000,000 shares
        Issued and outstanding
         11,309,534 at March 31, 2000
         11,261,268 at December 31, 1999                  113            113
     Note receivable                                   (2,320)        (2,289)
     Additional paid-in capital                        81,584         81,556
     Accumulated deficit                              (50,189)       (47,414)
     Deferred compensation                               (427)        (1,336)
     Foreign currency translation adjustment              419            473
                                                     --------       --------
Total stockholders' equity                             29,180         31,103
                                                     --------       --------

Total liabilities and stockholders' equity           $ 40,036       $ 42,660
                                                     ========       ========

The accompanying notes are an integral part of this statement.

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share date)
                                   (Unaudited)

                                                 Three months ended March 31,

                                                    2000                 1999
                                                    ----                 ----

REVENUE
Licensing revenue                                    483                    0
Interest income                                      449                  375
Total revenue                                        932                  375
                                                --------             --------

OPERATING EXPENSES
Costs relating to licensing                          347                    0
  revenue
Amortization of license
  agreement                                           25                    0
Research and development                           2,477                1,450
General and administrative                           878                  778
Interest expense                                      25                    0
                                                      --                    -
Total operating expenses                           3,752                2,228
                                                --------             --------

NET LOSS                                        $(2,820)             $(1,853)
                                                ========             ========

NET LOSS PER COMMON SHARE                       $ (0.25)             $ (0.18)
                                                ========             ========

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                         11,282               10,207
                                                ========             ========

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                     Three months ended
                                                         March 31,
                                                    2000           1999
                                                  --------       --------

OPERATING ACTIVITIES
Net loss                                            (2,820)        (1,853)
Adjustment to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                       10             19
     Compensation related to issuance of
       warrants,options and stock
       appreciation rights                             535            (40)
     Amortization of licensing revenue                (133)             0
     Amortization of licensing agreement                24              0

     Changes in operating assets and
       liabilities:
          Accounts receivable - license
            agreement                                9,250              0
          Prepaid expenses and other current
            assets                                     445             36
          Accounts payable and accrued
            expenses                                  (584)            20
                                                  --------       --------
Net cash used in operating activities                6,727         (1,818)

FINANCING ACTIVITIES

Proceeds from issuance of common stock and
   capital contribution                                371              0
Net cash provided by financing activities              371              0

INVESTING ACTIVITIES

Amounts paid for license agreement                      25              0
Deposits                                               (74)             0
Purchase of furniture, fixture and equipment            (5)           (13)
                                                  --------       --------
Net cash used in investing activities                  (54)           (13)

Effect of exchange rate on changes in cash             (11)            13
                                                  --------       --------

Net decrease/increase in cash and cash
  equivalents                                        7,033         (1,818)
Cash and cash equivalents at beginning of
  period                                            30,448         31,756
                                                  --------       --------

Cash and cash equivalents at end of period        $ 37,481       $ 29,938
                                                  ========       ========

                                  OXIGENE, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

1.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                              COMPREHENSIVE INCOME

During the three months ended March 31, 2000 and 1999, total comprehensive loss amounted to $2,874,000, and $1,816,000, respectively.

                                  OXIGENE, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

2.     STOCKHOLDER'S EQUITY

During the three month period ended March 31, 2000 the Company issued 41,657 shares of Common Stock upon exercise of previously granted options, with proceeds to the Company of approximately $371,000. In addition, 6,609 shares were issued upon exercise of stock appreciation rights ("SARs").

The market value of the Company's Common Stock at March 31, 2000 was higher than the market price of the Company's Common Stock at December 31, 1999. Accordingly, the charge related to SARs that previously recorded for financial reporting purpose was increased by approximately $116,000 for the three months ended March 31, 2000. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was credited to additional paid-in capital.

During the three months ended March 31, 2000, the Company recorded stock-based compensation expense of approximately $271,000 in connection with options issued to non-employees in the prior years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     OXiGENE is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. Historically, the Company's activities have been directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company has begun to investigate certain of its developmental stage products for applications as direct cancer treatment agents, anti-inflammatory agents or in the treatment of fungal or other infectious diseases, as well as for DNA repair measurement and stimulation.

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

      OXiGENE has generated a cumulative net loss of approximately $50.2 million for the period from its inception through March 31, 2000. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of March 31, 2000, OXiGENE had no long-term debt or loans payable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      During the three-month periods ended March 31, 2000 and 1999, the Company had licensing revenue of $0.5 million and $0, respectively, and approximately $0.4 million and $0.4 million in interest income, respectively. Operating expenses for those periods were approximately $3.8 million and $2.2 million, respectively. The increase in operating expenses is primarily attributable to the Combretastatin technology. Research and development expenses for the three-month period ended March 31, 2000 increased to approximately $2.5 million from approximately $1.5 million for the comparable 1999 period. SARs previously granted by the Company to certain clinical investigators and consultants affect the research and development expenses with a charge for financial reporting in reporting periods when the market value per share of Common Stock increases. Because the market value of the Company's Common Stock at March 31, 2000 was greater than the market value on December 31, 1999, and the market value of the Company's Common Stock at March 31, 1999 was less than the market value on December 31, 1998, the charge previously recorded for financial reporting purposes was increased for the three months ended March 31, 2000 and was reduced for the three months ended March 31, 1999 by approximately $0.1 million and $0.2 million, respectively. Without giving effect to such credit, research and development expenses for the three months ended March 31, 2000 increased by approximately $0.8 million, compared to the comparable 1999 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the three-month period ended March 31, 2000 amounted to approximately $0.9 million compared to $0.8 million for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

      OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of March 31, 2000, had an accumulated deficit of approximately $50.2 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

      The Company had cash and cash equivalents of approximately $37.5 million at March 31, 2000, compared to approximately $30.4 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to proceeds received upon signing the licensing agreement with BMS and the exercise of certain warrants and stock options, and (with respect to per share information) the redemption of approximately 706,314 unexercised warrants and the expiration of any unexercised warrants relating to the redemption call of December 2, 1999. Net proceeds from the warrants totaled approximately $10.1 million.

      During the three months ended March 31, 2000, the Company received approximately $0.4 million upon the exercise of outstanding options, warrants and SARs.

      OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (for drug development and clinical trials). The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research and clinical trials. The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin. Through March 31, 2000, the Company has paid ILEX approximately $8.0 million of which approximately $0.4 million was paid in the three-month period ended March 31, 2000. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate, from time to time.

      The Company anticipates that its cash and cash equivalents as of March 31, 2000, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 2000.

TAX MATTERS

      As of December 31, 1999, the Company had net operating loss carry forwards of approximately $49.0 million for U.S. and foreign income tax purposes, of which $26.6 million expires for U.S. purposes through 2019. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.

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

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

               27.1 Financial Data Schedule

         (b)   Reports on Form 8-K.

         The Company filed a report on Form 8-K during the first quarter of 2000 on March 7, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXiGENE, INC.



Date:  May 15, 2000                  /s/ Bo Haglund
       --------------------         -------------------------------------------
                                    Bo Haglund
                                    Chief Financial Officer

                               OXiGENE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

                                   EXHIBITS

Exhibit
Number                   Description
------                   -----------

27.1                     Financial data schedule.