Form 10-Q
period 2000-06-30
OXIGENE INC
filed 2000-08-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000 there were 11,311,093 shares of the Registrant's Common Stock issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. (OXiGENE or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of June 30, 2000 and December 31, 1999, the results of operations for the three months and six months ended June 30, 2000 and June 30, 1999 and the cash flows for the six months ended June 30, 2000 and June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXIGENE, INC.
                      Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)


                                                      June 30,      December 31,
                                                        2000            1999
                                                        ----            ----
                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                        $ 31,143        $ 30,448
     Short-term investments                              2,267               0
     Accounts receivable - sublicense agreement              0           9,250
     Prepaid expenses                                      336             339
     Interest receivable                                   391             207
     Other                                                  22             770
                                                      --------        --------
Total current assets                                    34,159          41,014

     Furniture, fixtures and equipment, at cost            314             221
     Accumulated depreciation                             (139)           (114)
                                                      --------        --------
Net property and equipment                                 175             107

License agreements, net of accumulated
  amortization                                           1,410           1,459
Investment in joint venture                              1,000               0
Deposits                                                   153              80
                                                      --------        --------

Total assets                                          $ 36,897        $ 42,660
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Amount payable for license agreement -
          current                                     $    271        $    225
        Accounts payable and accrued expenses              757           1,578
        Other payables                                     358             824
                                                      --------        --------
Total current liabilities                                1,386           2,627

Amount payable under license agreement - non-
  current                                                  803             952
Deferred licensing revenue                               7,711           7,978

Stockholders'equity
     Common stock, $0,01 par value:
        Authorized shares - 60,000,000 shares
        Issued and outstanding
         11,311,093 at June 30, 2000
         11,261,268 at December 31, 1999                   113             113
     Note receivable                                    (2,351)         (2,289)
     Additional paid-in capital                         81,206          81,556
     Accumulated deficit                               (51,685)        (47,414)
     Deferred compensation                                (456)         (1,336)
     Foreign currency translation adjustment               170             473
                                                      --------        --------
Total stockholders' equity                              26,997          31,103
                                                      --------        --------

Total liabilities and stockholders' equity            $ 36,897        $ 42,660
                                                      ========        ========

The accompanying notes are an integral part of this statement.

                                  OXIGENE, INC.

               Condensed Consolidated Statements of Operations
              (All amounts in thousands, except per share date)
                                   (Unaudited)


                                Three months ended         Six months ended
                                     June 30,                   June 30,

                                2000         1999         2000         1999
                                ----         ----         ----         ----

REVENUE

Licensing revenue                  380            0          863            0
Unrealized gain on short
  term investment                  267            0          267            0
Interest income                    529          337          978          712
                              --------     --------     --------     --------
Total revenue                    1,176          337        2,108          712

OPERATING EXPENSES

Costs relating to                  249            0          596            0
  licensing revenue
Amortization of license             24            0           49            0
  agreement
Research and development         1,780        2,056        4,257        3,506
General and administrative         586          725        1,464        1,503
Interest expense                    32            0           57            0
                              --------     --------     --------     --------
Total operating expenses         2,671        2,781        6,423        5,009

NET LOSS                      $ (1,495)    $ (2,444)    $ (4,315)    $ (4,297)
                              ========     ========     ========     ========


NET LOSS PER COMMON SHARE     $  (0.13)    $  (0.24)    $  (0.38)    $  (0.42)
                              ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       11,310       10,232       11,296       10,220
                              ========     ========     ========     ========

                                  OXIGENE, INC.

               Condensed Consolidated Statements of Cash Flows
                          (All amounts in thousands)
                                   (Unaudited)


                                                        Six months ended
                                                            June 30,
                                                       2000          1999
                                                       ----          ----

OPERATING ACTIVITIES
Net loss                                               (4,315)       (4,297)
Adjustment to reconcile net loss to cash
   (used in) provided by operating activities:
     Unrealized gain on short-term investment            (267)            0
     Depreciation                                          28            33
       Compensation related to issuance of
         warrants, options and stock
         appreciation rights                              110           151
     Amortization of licensing revenue                   (267)            0
     Amortization of licensing agreement                   49             0

     Changes in operating assets and
       liabilities:
              Accounts receivable - license
                agreement                               9,250             0
              Prepaid expenses and other current
                assets                                    560           140
              Accounts payable and accrued
                expenses                               (1,268)         (394)
                                                     --------      --------
Net cash provided by (used in) operating
activities                                              3,880        (4,367)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and
  capital contribution                                    357            98
                                                     --------      --------
Net cash provided by financing activities                 357            98

INVESTING ACTIVITIES
Investment in joint venture                            (1,000)            0
Short term investment                                  (2,000)            0
Amounts paid for license agreement                       (102)            0
Deposits                                                  (74)            0
Purchase of furniture, fixture and equipment              (97)          (11)
                                                     --------      --------
Net cash used in investing activities                  (3,273)          (11)

Effect of exchange rate on changes in cash               (269)           26

Net decrease/increase in cash and cash
  equivalents                                             695        (4,254)
Cash and cash equivalents at beginning of
  period                                               30,448        31,757
                                                     --------      --------

Cash and cash equivalents at end of period           $ 31,143      $ 27,503
                                                     ========      ========

                                  OXIGENE, INC.
           Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

1.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

COMPREHENSIVE INCOME

During the six months ended June 30, 2000 and 1999, total comprehensive loss amounted to $4,618,000, and $4,245,000, respectively.

2.     STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company issued 49,825 shares of Common Stock upon exercise of previously granted options, warrants and appreciation rights ("SARs"), with proceeds to the Company of approximately $357,000.

The market value of the Company's Common Stock at June 30, 2000 was lower than the market price of the Company's Common Stock at December 31, 1999. Accordingly, the charge related to SARs that previously recorded for financial reporting purpose was reduced by approximately $280,000 for the six months ended June 30, 2000. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was debited to additional paid-in capital.

During the six months ended June 30, 2000, the Company recorded stock-based compensation expense of approximately $241,000 in connection with options issued to non-employees in the prior years.

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

      On May 17, 2000 the Company entered into a joint venture agreement with Techniclone Corporation ("Techniclone"), forming Arcus Therapeutics LLC ("Arcus") to develop and commercialize vascular targeting agent ("VTA") technologies. Under the terms of the agreement, Techniclone will supply its intellectual property to the joint venture, and OXiGENE will provide its next generation tubulin-binding compounds and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of Arcus. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Techniclone an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Techniclone's common stock. Techniclone has filed a registration statement covering the resale of such shares under the Securities Act of 1933 by OXiGENE; however, there can be no assurances that such registration statement will be declared effective, or that OXiGENE will be able to sell such shares on favorable terms, if at all. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Techniclone and 25% to the Company until Techniclone has received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Techniclone $1 million in cash and purchase an additional $1 million in Techniclone common stock upon the filing of an Investigational New Drug Application for the first clinical candidate developed by Arcus. Furthermore, Techniclone and OXiGENE will share equally any royalty income or profit from the joint venture.

      OXiGENE has generated a cumulative net loss of approximately $51.7 million for the period from its inception through June 30, 2000. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of June 30, 2000, OXiGENE had no long-term debt or loans payable.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

During the three months ended June 30, 2000 and 1999, the Company had licensing revenue of $0.4 million and $0 respectively, and approximately $0.5 million and $0.3 million in interest income, respectively, as well as an unrealized gain on short term investment of $0.3 million and $0, respectively.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

For the six months ended June 30, 2000 and 1999, the Company had licensing revenue of $0.9 million and $0 respectively, and approximately $1.0 million and $0.7 million in interest income, respectively, as well as an unrealized gain on short term investment of $0.3 million and $0, respectively.

OPERATING EXPENSES

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Operating expenses for the three months ended June 30, 2000 amounted to approximately $2.7 million, compared to $2.8 million for the comparable 1999 period. Research and development expenses decreased to $1.8 million, from $2.1 million for the comparable 1999 period. General and administrative expenses for the three months ended June 30, 2000 decreased to approximately $0.6 million from $0.7 million for the comparable 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Operating expenses for the six months ended June 30, 2000 and 1999, were approximately $6.4 million and $5.0 million, respectively. The increase in operating expenses is primarily attributable to the Combretastatin technology. Research and development expenses for the six-month period ended June 30, 2000 increased to approximately $4.3 million from approximately $3.5 million for the comparable 1999 period. SARs previously granted by the Company to certain clinical investigators and consultants affect the research and development expenses with a charge for financial reporting in reporting periods, when the market value per share of Common Stock increases. Because the market value of the Company's Common Stock at June 30, 2000 was lower than the market value on December 31, 1999, and the market value of the Company's Common Stock at June 30, 1999 was less than the market value on December 31, 1998, the charge previously recorded for financial reporting purposes decreased for the six months ended June 30, 2000, and for the six months ended June 30, 1999 by approximately $0.3 million and $0.1 million, respectively. Without giving effect to such credit, research and development expenses for the six months ended June 30, 2000 increased by approximately 1.0 million, compared to the comparable 1999 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the six-month period ended June 30, 2000 amounted to approximately $1.5 million compared to $1.5 million for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of June 30, 2000, had an accumulated deficit of approximately $51.7 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

     The Company had cash and cash equivalents of approximately $31.1 million at June 30, 2000, compared to approximately $30.4 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to proceeds received upon signing the licensing agreement with BMS and the exercise of certain warrants and stock options, and (with regard to per share information), the redemption of approximately 706,314 unexercised warrants and the expiration of any unexercised warrants relating to the redemption call of December 2, 1999. Net proceeds from the warrants totaled approximately $10.1 million.

      During the six months ended June 30, 2000, the Company received approximately $0.4 million upon the exercise of outstanding options, warrants and SARs.

     OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (for drug development and clinical trials). The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research and clinical trials. The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin. Through June 30, 2000, the Company has paid ILEX approximately $8.2 million of which approximately $0.6 million was paid in the six-month period ended June 30, 2000. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate, from time to time.

      The Company anticipates that its cash and cash equivalents as of June 30, 2000, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 2000.

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

      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K.

            The Company filed reports on Form 8-K during the second quarter of 2000 on April 6, and May 18, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OXiGENE, INC.



Date:  August 14, 2000                  /s/ Bo Haglund
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