Form 10-Q
period 2000-09-30
OXIGENE INC
filed 2000-11-14
CIK 908259

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______ to ______



                         Commission File Number: 0-21990



                                  OXiGENE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                      13-3679168
 -------------------------------                     ---------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)



                               321 Arsenal Street
                               Watertown, MA 02472
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (617) 673-7800
--------------------------------------------------------------------------------



                           One Copley Place, Suite 602
                                Boston, MA 02116
--------------------------------------------------------------------------------
       (Former address of principal executive offices, including zip code)



        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                  Warrant to Purchase One Share of Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2000 there were 11,375,593 shares of the Registrant's Common Stock issued and outstanding.

                                  OXiGENE, INC.

                CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain some "forward-looking statements". Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies, such as financial results.

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other written and oral statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Among the uncertainties is the fact that OXiGENE may require additional capital in the future and we may not be able to raise such capital or, if needed and obtained, the nature or terms on which we are able to raise such capital. Other factors that may cause differences include, but are not limited to the availability of necessary funds and the ability to raise capital when needed and on reasonable terms, conducting successful clinical trials, developing the necessary manufacturing processes, gaining all necessary regulatory approvals and protecting the join venture's intellectual property.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our filings listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION...............................................1


Item 1.     Financial Statements.............................................1
              Condensed Consolidated Balance Sheets..........................2
              Condensed Consolidated Statements of Operations................3
              Condensed Consolidated Statements of Cash Flows................4

              Notes to Condensed Consolidated Financial Statements...........5

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................6

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.....10


PART II - OTHER INFORMATION.................................................11


Item 1.     Legal Proceedings...............................................11

Item 2.     Changes in Securities...........................................11

Item 3.     Defaults Upon Senior Securities.................................11

Item 4.     Submission of Matters to a Vote of Security Holders.............11

Item 5.     Other Information...............................................11

Item 6.     Exhibits and Reports on Form 8-K................................11


SIGNATURES..................................................................12

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. (OXiGENE or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of September 30, 2000 and December 31, 1999, the results of operations for the three months and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXIGENE, INC.

                         Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)

                                                       September   December 31,
                                                        30, 2000       1999
                                                      ----------   ------------
                                                      (unaudited)
  ASSETS
    Current assets:

    Cash and cash equivalents .......................   $ 29,259    $ 30,448
    Available-for-sale investments ..................      1,426        --
    Accounts receivable - sublicense agreement ......       --         9,250
    Prepaid expenses ................................        217         339
    Interest receivable .............................        486         207
    Other ...........................................         20         770
                                                        ----------  ------------
  Total current assets ..............................     31,408      41,014

    Furniture, fixtures and equipment, at cost ......        324         221
    Accumulated depreciation ........................       (130)       (114)
                                                        ----------  ------------

  Net property and equipment ........................        194         107

  License agreements, net of accumulated
    amortization ....................................      2,311       1,459
  Deposits ..........................................        102          80
                                                        ----------  ------------
  Total assets ......................................   $ 34,015    $ 42,660
                                                        ==========  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Amount payable for license agreement - current ..   $    271    $    225
    Accounts payable and accrued expenses ...........        882       1,578
    Other payables ..................................        337         824
                                                        ----------  ------------
  Total current liabilities .........................      1,490       2,627

  Amount payable under license agreement -
    non-current .....................................        825         952
  Deferred licensing revenue ........................      7,578       7,978

  Stockholders' equity Common stock, $0.01 par value:

     Authorized shares - 60,000,000
     shares Issued and outstanding
     11,375,593 at September 30, 2000
     11,261,268 at December 31, 1999 ................        114         113
    Note receivable .................................     (3,092)     (2,289)
    Additional paid-in capital ......................     82,268      81,556
    Accumulated deficit .............................    (54,418)    (47,414)
    Deferred compensation ...........................       (560)     (1,336)
    Accumulated other comprehensive (loss) income ...       (190)        473
                                                        ----------  ------------

  Total stockholders' equity ........................     24,122      31,103
                                                        ----------  ------------
  Total liabilities and stockholders' equity ........   $ 34,015    $ 42,660
                                                        ==========  ============


The accompanying notes are an integral part of this statement.

================================================================================

                                  OXIGENE, INC.

                    Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share date)
                                   (Unaudited)

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                       2000       1999        2000        1999
                                     ------   --------       --------   --------
REVENUE

Licensing revenue..............    $    384   $       -    $  1,247  $        -
Interest income................         499         312       1,477       1,024
                                   --------   ---------    --------  -----------
Total revenue..................         883         312       2,724       1,024

OPERATING EXPENSES

Costs relating to licensing
  revenue......................         250           -         846           -
Amortization of license
  agreement....................          99           -         148           -
Research and development.......       2,048       2,992       6,305       6,498
General and administrative.....         885         559       2,349       2,062
Unrealized loss on short-term
  investment                            267           -           -           -
Interest expense...............          23           -          80           -
                                   --------   ---------    --------  -----------
Total operating expenses.......       3,572       3,551       9,728       8,560

NET LOSS.......................    $ (2,689)  $  (3,239)   $ (7,004)     (7,536)
                                   =========  =========    ========= ===========

NET LOSS PER COMMON SHARE......    $  (0.24)  $   (0.32)   $  (0.62) $    (0.74)
                                   =========  =========    ========= ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING....      11,322      10,262      11,305      10,233
                                   =========  =========    ========= ===========


The accompanying notes are an integral part of this statement.

================================================================================

                                  OXIGENE, INC.

                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                         2000          1999

OPERATING ACTIVITIES
Net loss                                                $ (7,004)    $  (7,536)
Adjustment to reconcile net loss to cash
  provided by (used in) operating activities:
  Depreciation                                                40            32
  Abandonment of furniture, fixtures and
   equipment                                                   4            77
  Compensation related to issuance of
   warrants, options and stock appreciation
   rights                                                    282           408
  Amortization of licensing revenue                         (400)            -
  Amortization of licensing agreement                        148             -
  Changes in operating assets and liabilities:
     Accounts receivable - sub-license
      agreement                                            9,250             -
     Prepaid expenses and other current assets               592           169
     Accounts and other payables and accrued
      expenses                                            (1,152)       (1,095)
                                                        ---------    -----------
Net cash provided by (used in) operating
  activities                                               1,760        (7,945)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and
  capital contribution                                       357            98
                                                        ---------    -----------
Net cash provided by financing activities                    357            98

INVESTING ACTIVITIES
Short-term investment                                     (2,000)            -
Amounts paid for license agreement                        (1,080)            -
Deposits                                                     (22)            -
Purchase of furniture, fixture and equipment                (138)          (18)
                                                        ---------    -----------
Net cash used in investing activities                     (3,240)          (18)

Effect of exchange rate on changes in cash                   (66)          (51)
                                                        ---------    -----------
Net decrease in cash and cash equivalents                 (1,189)       (7,916)

Cash and cash equivalents at beginning of
  period                                                  30,448        31,757
                                                        ---------    -----------
Cash and cash equivalents at end of period        $       29,259     $  23,841
                                                        =========    ===========



The accompanying notes are an integral part of this statement.

================================================================================

                                  OXIGENE, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000

1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Comprehensive Income

During the nine months ended September 30, 2000 and 1999, total comprehensive loss amounted to $7,677,000 and $7,570,000, respectively.

2.    Stockholders' Equity

During the nine months ended September 30, 2000, the Company issued 114,325 shares of Common Stock upon exercise of previously granted options, warrants and stock appreciation rights ("SARs"), with cash proceeds to the Company of approximately $357,000.

The market value of the Company's Common Stock at September 30, 2000 was lower than the market price of the Company's Common Stock at December 31, 1999. Accordingly, the charge related to SARs that was previously recorded for financial reporting purpose was reduced by approximately $271,000 for the nine months ended September 30, 2000. Because upon exercise SARs are satisfied only by the distribution of shares of Common Stock, the charge was debited to additional paid-in capital. During the nine months ended September 30, 2000, the Company recorded a stock-based compensation expense of approximately $405,000 in connection with options issued to non-employees in the current and prior years.


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

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"), to sub-license the rights to certain patent rights and other know-how and technology to which the Company had an exclusive license (the "Sub-License Agreement"). Pursuant to the terms of the Sub-License Agreement, BMS paid a non-refundable license fee, will reimburse certain expenses incurred by the Company and fund future research to be performed by the Company based on a research program determined by a joint development committee. In addition, BMS will pay additional amounts upon certain milestones being reached and royalties on future net sales of products.

On May 17, 2000 the Company entered into a joint venture agreement with Techniclone Corporation ("Techniclone"), forming Arcus Therapeutics LLC ("Arcus") to develop and commercialize vascular targeting agent ("VTA") technologies. Arcus retains patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function of the tumor blood vessels. Under the terms of the agreement, Techniclone will supply its intellectual property to the joint venture, and OXiGENE will provide its next generation tubulin-binding compounds and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of Arcus. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Techniclone an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Techniclone's common stock. Techniclone has filed a registration statement covering the resale of such shares under the Securities Act of 1933 by OXiGENE which has been declared effective; however, there can be no assurances that OXiGENE will be able to sell such shares on favorable terms, if at all. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Techniclone and 25% to the Company until Techniclone has received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Techniclone $1 million in cash and purchase an additional $1 million in Techniclone common stock upon the filing of an Investigational New Drug Application for the first clinical candidate developed by Arcus. Furthermore, Techniclone and OXiGENE will share equally any royalty income or profit from the joint venture.

OXiGENE has generated a cumulative net loss of approximately $54.4 million for the period from its inception through September 30, 2000. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of September 30, 2000, OXiGENE had no long-term debt or loans payable.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue

Three Months Ended September 30, 2000 and 1999

During the three months ended September 30, 2000 and 1999, the Company had licensing revenue of $0.4 million and $0, respectively, and approximately $0.5 million and $0.3 million in interest income, respectively.

Nine Months Ended September 30, 2000 and 1999

For the nine months ended September 30, 2000 and 1999, the Company had licensing revenue of $1.2 million and $0, respectively, and approximately $1.5 million and $1.0 million in interest income, respectively.

Operating Expenses

Three Months Ended September 30, 2000 and 1999

Operating expenses for the three months ended September 30, 2000 and 1999 amounted to approximately $3.6 million. Research and development expenses decreased to $2.0 million, from $3.0 million for the comparable 1999 period. General and administrative expenses for the three months ended September 30, 2000 increased to approximately $0.9 million from $0.6 million for the comparable 1999 period. Further, an unrealized loss on short term investment of $0.3 million was recorded for the three months ended September 30, 2000. During the three months ended September 30, 2000, the Company transferred the Techniclone common stock from the short-term investment category, which was comprised entirely of the Techniclone common stock, to the available-for-sale investment category.

Nine Months Ended September 30, 2000 and 1999

Operating expenses for the nine months ended September 30, 2000 and 1999, were approximately $9.7 million and $8.6 million, respectively. The increase in operating expenses is primarily attributable to activities connected with the Combretastatin technology. Research and development expenses for the nine months ended September 30, 2000 decreased to approximately $6.3 million from approximately $6.5 million for the comparable 1999 period. SARs previously granted by the Company to certain clinical investigators and consultants affect the research and development expenses with a charge for financial reporting in reporting periods, when the market value per share of Common Stock increases. Because the market value of the Company's Common Stock at September 30, 2000 was lower than the market value on December 31, 1999, and the market value of the Company's Common Stock at September 30, 1999 was less than the market value on December 31, 1998, the charge previously recorded for financial reporting purposes decreased for the nine months ended September 30, 2000, by approximately $0.3 million. Without giving effect to such credit, research and development expenses for the nine months ended September 30, 2000 increased by approximately $0.1 million, compared to the comparable 1999 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine months ended September 30, 2000 amounted to approximately $2.3 million compared to $2.1 million for the comparable 1999 period.

Liquidity and Capital Resources

OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 2000, had an accumulated deficit of approximately $54.4 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

The Company had cash and cash equivalents of approximately $29.3 million at September 30, 2000, compared to approximately $30.4 million at December 31, 1999. This decrease in cash and cash equivalents of only approximately $1.1 million is mainly due to the fact that the Company received proceeds upon signing the licensing agreement with BMS and the exercise of certain warrants and stock options, and (with regard to per share information), the redemption of approximately 706,314 unexercised warrants and the expiration of any unexercised warrants relating to the redemption call of December 2, 1999. Net proceeds from the warrants totaled approximately $10.1 million.

During the nine months ended September 30, 2000, the Company received approximately $0.4 million upon the exercise of outstanding options, warrants and SARs.

OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (for drug development and clinical trials). The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research. The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin. Through September 30, 2000, the Company has paid ILEX approximately $8.5 million of which approximately $0.9 million was paid in the nine-month period ended September 30, 2000. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate.

The Company anticipates that its cash and cash equivalents as of September 30, 2000, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 2000.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

The Company's cash and cash equivalents are maintained primarily in US dollar accounts and amounts payable for research and development to research organizations are contracted in US dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in US dollars. The Company does not have other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances may require.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material suits or claims pending or, to the best of our knowledge, threatened against the Company.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits.

                27.1 Financial Data Schedule  (EDGAR Filing only).

            (b)   Reports on Form 8-K.

                  We did not file any reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OXiGENE, INC
                                       ------------
                                          (registrant)



                                       By:
                                            /s/ Bo Haglund
                                          ------------------------------------
                                          Bo Haglund
                                          Chief Financial Officer


                                          (Principal Financial and Accounting
                                          Officer.)

Date:  November 14, 2000