Form 10-K
period 2000-12-31
OXIGENE INC
filed 2001-04-02
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-21990

                                  OXiGENE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                       13-3679168
- ---------------------------------              ---------------------------------
 (State or other jurisdiction of
          incorporation                                   (IRS Employer
         or organization)                              Identification No.)

                               321 Arsenal Street
                               Watertown, MA 02472
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 673-7800
                    ---------------------------------------
                    (Telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None
- --------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share            NASDAQ National Market
- --------------------------------------            ----------------------
          Title of Each Class                     Name of Each Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III herein, or any amendment to this Form 10-K. [ ]

   The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2001 was $54,393,930.68 based on the closing price of $5.1875 on that date.

   As of March 21, 2001 the aggregate number of outstanding shares of Common Stock of the registrant was 11,375,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on June 11, 2001, is incorporated by reference to Part III (Items 10, 11, 12 and 13) of this form 10-K.

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

                                TABLE OF CONTENTS


PART I........................................................................4

1.  BUSINESS..................................................................4
    INTRODUCTION..............................................................4
    PRODUCT DEVELOPMENT AND MARKETING STRATEGY................................5
    TECHNOLOGY OVERVIEW.......................................................6
    OXIGENE'S CLINICAL TRIAL PROGRAM..........................................7
    PRODUCT DEVELOPMENT AND REGULATORY PROCESSES..............................8
    RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS..................10
    PATENTS AND TRADE SECRETS................................................11
    EMPLOYEES................................................................13
    SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD..............13
    COMPETITION..............................................................14
    RISK FACTORS.............................................................14
    GLOSSARY OF SCIENTIFIC TERMS.............................................18
2.  PROPERTIES...............................................................19
3.  LEGAL PROCEEDINGS........................................................19
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................19

PART II......................................................................19

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....19
6.  SELECTED FINANCIAL DATA..................................................21
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS............................................................21
    OVERVIEW.................................................................21
    RESULTS OF OPERATIONS....................................................22
    LIQUIDITY AND CAPITAL RESOURCES..........................................23
    TAX MATTERS..............................................................24
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............24
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................25
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.....................................................25

PART III.....................................................................25

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................25
11. EXECUTIVE COMPENSATION...................................................25
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........25
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................25

PART IV......................................................................25

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........25

INDEX TO EXHIBITS............................................................28

PART I

1. BUSINESS

                                  INTRODUCTION

   OXiGENE, Inc. ("OXiGENE" or the "Company") is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company's activities initially were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company's efforts have focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents. Additionally, the Company is investigating certain of its developmental stage products for anti-inflammatory agents and other applications such as ocular neo-vascularization and skin disorders. Certain Company activities are conducted with others, either through licensing arrangements, collaborations or joint ventures. Currently, OXiGENE has in various stages of clinical development therapeutic product candidates that derive from two principal technology platforms.

   The Combretastatin Platform. The Company's primary technology platform is based on Combretastatin. Combretastatin is a family of proprietary small molecule anti-tumor vascular targeting agents that destroy the existing blood vessels within, and to some extent the blood vessels leading to, a tumor, thereby stopping the growth of the tumor, shrinking it and preventing it from metastasizing. Blood vessels in normal tissue are much more resistant to the action of Combretastatin. Combretastatin targets the inner areas and center of the tumor, which are not otherwise readily reached by chemotherapeutic agents or radiation, and is expected thereby also to enhance the efficacy of those forms of treatment. Ultimately, the Company expects to participate in the development of a Combretastatin-based product that will cause the targeted tumors to disappear, acting either alone or in combination with other chemotherapeutic agents or radiation.

   The Company has entered into an exclusive research collaboration and licensing agreement with Bristol-Myers Squibb Company ("BMS") for the development and commercialization of Combretastatin anti-tumor vascular targeting agents. Under this agreement, BMS has agreed to provide up to $70 million for the following: licensing fees, including an upfront payment; development milestones and research funding in exchange for worldwide rights to develop Combretastatin compounds as a systemic cancer treatment, including the lead compound, Combretastatin A-4 prodrug (CA4P). If a product is successfully launched, the agreement provides for additional royalty payments. Additionally, BMS will assume all research, development, commercialization and/or marketing costs of all in-licensed products. The agreement covers the systemic usage of CA4P, and OXiGENE has maintained all rights for non-systemic uses. Preclinical studies aimed at determining the ability of CA4P to attack vessels caused by angiogenic processes in the eyes and skin, which would not be covered in the Company's agreement with BMS, are currently underway. Preliminary work toward reducing such vasculature in an experimental eye model was carried out at the laboratory of Donald Armstrong, Ph.D., D.Sc., University of Florida, College of Veterinary Medicine, Division of Ophthalmology.

   Vascular targeting agents like Combretastatin are distinguishable from anti-angiogenesis agents as a direct cancer treatment technology. Products that are developed as anti-angiogenesis agents attempt to prevent the formation of new tumor blood vessels as opposed to destroying existing ones. The Company believes that anti-angiogenesis products, if successful, can prevent the continued growth of tumors but do not shrink existing tumors like Combretastatin.

   Combretastatins are a family of naturally occurring, highly toxic substances, of which OXiGENE's lead compound is CA4P. CA4P is an inactive synthetic derivative that becomes activated, and thereupon becomes toxic, when it contacts a tumor's blood vessels and cells. Recent work directed at understanding how Combretastatin works shows CA4P can have dramatic effects on the shape of newly formed endothelial cells, such as those formed in malignant tumors, but less effect on quiescent endothelial cells which are found in healthy, normal tissues. For example, in vitro effects of CA4P on tubulin cytoskeleton and endothelial cell shape include rapid changes in endothelial cell shape that dramatically alter capillary blood flow and, as a result, cause an occlusion of blood vessels within tumors. The eventual result is stoppage of blood flow, which is critical to tumor maintenance and growth, and consequently a cascade of tumor cell death by nutrient and oxygen deprivation.

   The Company has developed a synthetic process for the manufacture of Combretastatin phosphates. The Company believes that this synthetic water soluble Combretastatin can be produced in commercial volumes at reasonable cost.

   Certain Combretastatins were discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University ("ASU"). ASU has granted the Company an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins, and the Company continues to work with Dr. Pettit. Specific Combretastatins have been successfully tested in vitro and in vivo in laboratories in the United States and Europe. The Company's most promising Combretastitin product, CA4P, is currently undergoing Phase I/II clinical testing in the United States and the United Kingdom. In November 2000, BMS received approval from the U.S. Food and Drug Administration ("FDA") for its Investigational New Drug application ("IND") for the next phase of clinical development of CA4P.

   The Benzamide Platform. The benzamide platform was originally developed by OXiGENE around inhibition of DNA repair processes. The third generation benzamide is Declopramide (formerly Oxi-104). Declopramide makes tumor cells more susceptible to radiation damage and/or chemotherapy. Although the molecular mechanism of action is not totally elucidated, there is clear evidence that Declopramide inhibits the action of the nuclear transcription factor kappa B ("NF-kB"). NF-kB helps activate many genes inside cells usually in response to certain forms of stress or damaging insults. There is increasing evidence that NF-kB is involved in preventing the cell death processes in tumors which are initiated by conventional chemotherapy and radiation treatments. NF-kB is also involved in the switching on of proteins involved both in inflammation and in angiogenesis (the creation of new blood vessels). In current Phase I/II clinical studies in the United States, the Company has found that Declopramide, when administered in combination with chemotherapeutic agents, has not exhibited any of the central nervous system side effects that were experienced in connection with the Company's previous formulations of products that, like Declopramide, are based on N-substituted benzamides. Those earlier products have been abandoned by the Company. Declopramide entered into a Phase II clinical trial in December 2000, as a second line therapy in conjunction with two well-known chemotherapeutic agents, 5-FU (5-fluorouracil) and Leucovorin.

   As a consequence of the Company's substantially increased focus on the development of vascular targeting agent products and technology and recent developments regarding its Benzamide platform, the Company's technology platform for Cordycepin, a drug that inhibits DNA replication, is not currently being actively pursued.

   General. The Company is a Delaware corporation that was originally incorporated in New York in 1988. The Company maintains offices in the United States at 321 Arsenal Street Watertown, MA 02472 (telephone: 617-673-7800; fax:
617-924-9229), and in Sweden at Blasieholmsgatan 2C, S-111 48 Stockholm, Sweden (telephone: 011-46-8-678-8720; fax: 011-46-8-678-8605). In October 2000, the
Company announced that the corporate headquarters will move to Watertown, MA, and that the Stockholm office will close during 2001. Consistent with its tight budget policy, the Company maintains a small employee and facilities base, with administrative and scientific functions and most other activities, including product development, regulatory oversight and clinical testing, being overseen from Watertown, Massachusetts. Substantial scientific activities are conducted pursuant to collaborative arrangements with universities and regulatory and clinical testing functions are generally the subject of contracts with third party, specialty enterprises. References in this Annual Report to "OXiGENE" or the "Company" mean OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.

                   PRODUCT DEVELOPMENT AND MARKETING STRATEGY

   The Company's strategy is to develop innovative therapeutics for large, under-served markets-such as oncology, ophthalmology, and dermatology-in a cost-efficient manner. To that end, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research, development and clinical staff. The Company plans to market its products, if and when approved, generally through strategic alliances and joint ventures with unaffiliated pharmaceutical companies.

   The Company has entered into an exclusive licensing and research collaboration agreement with BMS to develop, produce and market Combretastatin. Under the agreement, the Company granted BMS worldwide rights to develop Combretastatin compounds for systemic use and BMS assumed responsibility for the manufacture and clinical development of CA4P, with the exception of three Phase I/II clinical trials conducted by OXiGENE in the United States and United Kingdom.

   In May 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals ("Peregrine") (formerly Techniclone Corporation), forming ARCUS Therapeutics LLC to collaborate in the research and development of vascular targeting agent technologies and to commercialize those technologies. The joint venture includes an upfront licensing fee and milestone payments to Peregrine by OXiGENE as well as OXiGENE's substantial funding of development expenses, based on development success, related to commercializing a vascular targeting agent product. Peregrine and OXiGENE will equally share profits, royalties and certain fees generated by the joint venture.

   In June 1999, the Company entered into a research collaboration agreement with Active Biotech of Sweden to explore the use of OXiGENE's benzamide and nicotinamide technology (the benzamide technology also being the platform technology for Declopramide) in the treatment of inflammatory diseases. Under the agreement, Active Biotech will evaluate the technology's potential as a treatment for inflammatory diseases. Active Biotech will conduct research with an option to jointly develop anti-inflammatory drug candidates with OXiGENE upon successful completion of the initial research.

   Additionally, the Company has collaborative arrangements with a number of academic and other research institutions and organizations in the United States and Europe, including: the University of Lund in Lund, Sweden; the Danish Cancer Society, Aarhus, Denmark; Gray Laboratory in Middlesex, United Kingdom; the University of Florida in Gainesville, Florida; Baylor University in Waco, Texas; University of Texas South Western Medical Center, Dallas, Texas; and ASU in Tempe, Arizona. See "--Research and Development and Collaborative Arrangements."

   While OXiGENE is likely to continue exploring other licensing and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing new, or maintaining new or existing, collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that any current or future licensees will be successful in commercializing products. Finally, if the Company's collaboration arrangements are terminated prior to their expiration or if the other parties to such arrangements fail to adequately perform, there can be no assurance that submission of product candidates for regulatory approval will not be delayed. See "--Research and Development and Collaborative Arrangements."

                               TECHNOLOGY OVERVIEW

   OXiGENE has therapeutic product candidates in clinical development comprising two principal technology platforms: Combretastatin and Benzamide. Declopramide is the third generation of the Company's N-substituted benzamide agents.

   Combretastatin: An Anti-Tumor Vascular Targeting Agent. Combretastatins are organic small molecules found naturally in the bark of the African Bush Willow, (Combretum caffrum). They were discovered and isolated a decade ago by George R. Pettit, Ph.D. of ASU. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatin. The agreement granted OXiGENE an option to acquire an exclusive, worldwide, royalty-bearing license with respect to the Combretastatins commercial rights, which OXiGENE exercised and subsequently signed a license agreement on August 2, 1999.

   OXiGENE's lead Combretastatin-family therapeutic candidate, CA4P, is a derivative of the natural Combretastatin A-4 subtype found by Dr. Pettit. It is a member of a relatively new class of drugs--anti-tumor vascular targeting agents--that shrink solid tumors by selectively targeting and destroying existing tumor-specific blood vessels. Phase I/II studies of Combretastatin have been essentially completed in the U.S. and Europe in patients with solid tumors. Further trials in the cancer therapy field will be directed by BMS.

   Anti-tumor vascular targeting is a cancer therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor vascular targeting agents attack a tumor's life support system, a network of existing and emerging blood vessels. Preclinical studies have shown that the use of these therapies can cause a tumor to shrink.

   According to the Cancer Research Campaign, a cancer organization in the United Kingdom, nearly 90 percent of all cancers--more than 200 types--are solid tumors and, therefore, potential candidates for anti-tumor vascular targeting. Despite advances in treatment with surgery, radiation and chemotherapy, serious problems with those conventional treatments persist. Many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis. Surgery may not be capable of treating certain tumors because of their location, and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. Also, and importantly, chemotherapy and radiation treatment damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, eventually induce drug resistance in the tumor.

   While angiogenesis inhibitors (anti-angiogenesis agents) and anti-tumor vascular targeting agents, such as Combretastatin, both target a tumor's blood vessels, they differ in their approach and in their end result. With angiogenesis inhibition, the aim is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that feed the tumor. As the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. Anti-tumor vascular targeting agents, on the other hand, aim to destroy tumors by selectively attacking and destroying their existing blood vessels, particularly those within the tumor, creating a rapid and irreversible shutdown of these blood vessels. Such an effect is not observed with anti-angiogenesis drugs.

   The Company believes that shutting off a tumor's blood supply is an efficient therapeutic strategy. Whereas most cancer drugs attack individual cancer cells, the Company believes that its Combretastatin agent can destroy many tumor cells simultaneously. Moreover, this result is achieved with relatively small doses, as a result of which Combretastatin may avoid side effects that accompany many other cancer drugs.

   Benzamide Platform Declopramide is a N-substituted benzamide that was identified by the Company as an agent that inhibits DNA repair and enhances the effectiveness of radiation and chemotherapy in vitro. Recent tests with this compound have shown that it can inhibit the activity of NF-kB, a transcription factor that switches on genes involved in cell survival pathways within tumor cells following the usually lethal effects of conventional cancer treatment. The result is that some tumor cells will as a result of NF-kB activation survive treatment and lead to re-growth of the tumor. Indeed, tumors that express high levels of NF-kB are known to be much more resistant to the effects of conventional chemotherapuetic approaches than those tumors that express low levels of NF-kB. Declopramide is now in Phase II clinical testing as an enhancer of chemotherapy.

   NF-kB also switches on the production of many proteins, such as TNF (tumor necrosis factor), which drive inflammatory processes. Therefore, NF-kB inhibitors as well as having potential in cancer treatment also potentially have a role in a wide range of inflammatory diseases. The use of the Company's proprietary benzamide compounds in inflammatory conditions is ongoing. See "--Research and Development and Collaborative Arrangements."

   Declopramide is in Phase II clinical study in the U.S. in patients with advanced-stage colorectal cancer. This Phase II study combines Declopramide with 5-FU (5-fluorouracil) and leucovorin, traditional chemotherapeutic agents.

                        OXIGENE'S CLINICAL TRIAL PROGRAM

   Combretastatin A-4 Prodrug. In May 1997, OXiGENE and ASU entered into an agreement to develop and test certain Combretastatins. Combretastatins are a family of naturally-occurring anti-mitotic, cytotoxic molecules, that were identified and isolated by Dr. George R. Pettit, Regents Professor of Chemistry, and his colleagues at ASU, from the African Bush Willow. CA4P, the Company's lead therapeutic candidate of the family, is a wholly synthetic, water soluble, manufactured molecule. OXiGENE believes that CA4P specifically attacks existing tumor vasculature, first occluding blood flow to and from the tumor and later, causing death and regression of the tumor blood vessels. Vasculature is critical to both the survival of a solid tumor mass and its continued growth and, therefore, represents a key target in novel cancer treatment. Loss of these tumor-specific blood vessels ultimately results in the cascade of tumor cell death by nutrient and oxygen deprivation, as well as a loss of the ability of tumors to metastasize. From ASU, OXiGENE has acquired an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to certain Combretastatins. The Company began testing CA4P in three Phase I/II dose escalation clinical trials during the fourth quarter 1998 and the first quarter 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers, have been essentially completed. Further clinical studies will be directed by BMS pursuant to its licensing agreement with the Company. In November 2000, BMS received approval for its IND for CA4P from the FDA.

   OXiGENE has developed a third generation compound, Declopramide, in the family of N-substituted benzamides, which is capable of enhancing the ability of radiation/chemotherapy to act on cancer cells. The Company believes, on the basis of its research activities to date, that Declopramide should act without producing significant toxic side effects.

   The current emphasis of the Company's clinical trial program in the benzamide platform is on evaluating the safety and efficacy of Declopramide in combination with chemotherapy. Currently, one Phase II open-label clinical trial is on-going to evaluate Declopramide in combination with 5-FU (5-fluorouracil) and Leucovorin in patients with advanced colorectal cancer. The trial is expected to be completed in early 2002.

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

                  PRODUCT DEVELOPMENT AND REGULATORY PROCESSES

   Research-the first step in biopharmaceutical product development-initially involves optimization of leading chemical structures into leading compounds. Once a leading compound has been identified, the preclinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and getting a first indication of the compounds' development potential. Successful preclinical work may lead to the filing of an IND, or a foreign equivalent, with the relevant national regulatory authorities. The IND is a permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

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

   Phase III. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations and the compound is found to have an acceptable safety profile in Phase II evaluations, a Phase III trial may be undertaken. A Phase III is an extensive clinical trial in a large number of patients. The number of patients in a Phase III trial program depends to a great extent on the clinical indications that the drug addresses. Trials are often double-blinded and involve a detailed statistical evaluation of test results. The compound is tested against placebos and existing treatment, if such treatment is available. The product is manufactured in commercial quantities (batch manufacturing) and tested for shelf life, or stability, and further evaluation of the clinical efficacy and safety of the compound takes place. Phase III may last several years and is the most time-consuming and expensive part of a clinical trial program. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products.

   OXiGENE, like other biopharmaceutical companies, will be subject to strict controls covering the manufacture, labeling, supply and marketing of any products it may develop and market. The most important regulation is the requirement to obtain and maintain regulatory approval of a product from the relevant regulatory authority to enable that product to be marketed in a given country. Further, OXiGENE is subject to strict controls over clinical trials of its potential pharmaceutical products.

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

   In the United States, the primary regulatory authority is the FDA. In addition to regulating clinical procedures and processes, the FDA investigates and approves market applications for new pharmaceutical products and is responsible for regulating the labeling, marketing and monitoring of all such products, whether marketed or under investigation. Upon approval in the United States, a drug may only be marketed for the approved indications in the approved dosage forms and dosages. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practice ("cGMP") requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements and list their products and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

             RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

   OXiGENE's research and development programs are generally pursued in collaboration with academic and other institutions. Currently, the Company has collaborative agreements and arrangements with a number of such institutions in the United States and abroad, including the University of Lund (Lund, Sweden), the Danish Cancer Society (Aarhus, Denmark), the Gray Laboratory Cancer Research Trust (Middlesex, United Kingdom), the University of Florida (Gainesville, Florida), Baylor University (Waco, Texas), University of Texas South Western Medical Center, (Dallas, Texas) and ASU (Tempe, Arizona).

   In addition, the Company has entered into an exclusive research collaboration and licensing agreement with BMS with respect to the development, production and marketing of Combretastatin. Under this agreement, BMS has agreed to provide up to $70 million for the following: licensing fees, including an upfront payment; development milestones and research funding to OXiGENE. OXiGENE has granted to BMS worldwide rights to develop Combretastatin compounds, including CA4P for systemic use in all indications. BMS assumed responsibility for the manufacture and clinical development of CA4P, with the exception of three ongoing Phase I/II clinical trials conducted by OXiGENE in the United States and United Kingdom. In addition, OXiGENE is entitled to receive royalties from any sales of systemic drugs resulting from the collaboration and has retained the rights for non-systemic use in all indications.

   On May 17, 2000 the Company entered into a joint venture agreement with Peregrine Pharmaceuticals ("Peregrine") (formerly Techniclone Corporation), forming ARCUS Therapeutics LLC ("ARCUS") to develop and commercialize vascular targeting agent ("VTA") technologies. ARCUS has patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function for use of the tumor blood vessels. Under the terms of the agreement, Peregrine will supply its intellectual property to the joint venture, and OXiGENE will provide licenses with respect to its next generation tubulin-binding compounds for use in conjunction with a Peregrine antibody and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Peregrine `s common stock. Peregrine has filed a registration statement covering the resale of such shares under the Securities Act of 1933 by OXiGENE which has been declared effective; however, there can be no assurances that OXiGENE will be able to sell such shares on favorable terms, if at all. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Peregrine and 25% to the Company until Peregrine has received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Peregrine $1 million in cash and purchase an additional $1 million in Peregrine common stock upon the filing of an IND for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and OXiGENE will share equally any royalty income or profit from the joint venture.

   In June 1999, the Company and Active Biotech of Sweden entered into a research collaboration agreement regarding OXiGENE's benzamide and nicotinamide technology in the treatment of inflammatory diseases. Under the agreement, Active Biotech will explore and evaluate the technology's potential as a treatment for inflammatory diseases. Active Biotech will contribute resources to conduct the research, and has an option to jointly develop anti-inflammatory drug candidates with OXiGENE upon successfully completing the initial research.

   The Company incurred approximately $8.1 million, $8.4 million and $10.4 million in research and development expenses in the years ended December 31, 2000, 1999 and 1998, respectively. Most of these amounts represent external research and development expenditures.

   Currently, the Company is not required to pay any royalties or licensing fees for technology and products developed with financial assistance from or at the facilities of such agencies and institutions, except for a 5% gross royalty payable to Preventive Medicine Institute, a New York not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York with respect to an exclusive worldwide license of the patent covering the Poly (ADP Ribose) Polymerase diagnostic assay and certain costs related to the filing, prosecuting and maintaining of patents and copyrights. Recently, however, the Company has entered into agreements with a number of universities, particularly in the United States, that may require payment of royalties in respect of inventions made in the course of work performed pursuant to those agreements in the event the Company exercises its option under those agreements to acquire an exclusive, world-wide license. Generally, royalty rates are not fixed and will be negotiated when and if the Company exercises its option to acquire a license. There can be no assurance that such licensing negotiations will be concluded successfully or that any royalties or fees will not be material as to their amount.

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

   Patent Protection. It is the Company's policy to seek patent protection in the United States and in foreign countries. Primarily because of different patent laws in various jurisdictions, the scope of, and hence the protection afforded by, any patents OXiGENE may receive may vary even though they relate essentially to the same subject matter.

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

   Granted Patents and Pending Applications. The following is a brief description of the Company's current patent position, both in the United States and abroad. As U.S. patent applications are generally maintained in secrecy by the U.S. Patent and Trademark Office for at least some time after filing and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, OXiGENE cannot be certain that it was the first creator of inventions covered by its pending applications or that it was the first to file patent applications for those inventions.

   As of March 30, 2001, the Company is the assignee of eight granted U.S. patents, five pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to seven of the granted U.S. patents and four of the pending U.S. applications. One of the pending U.S. applications was filed in 1996, one in 1997, one in 1998 (based on a 1997 provisional application), and two in 2000 (of which one was based on a 1999 provisional application and the other is a continuation-in-part of one of the granted patents). In addition, the Company expects to be the assignee of two regular U.S. patent applications expected to be filed in 2001 respectively based on two pending provisional patent applications filed in 2000, and of expected (not yet filed) international and foreign counterparts thereof.

   Specifically, the Company is the assignee of a U.S. patent, granted April 20, 1993, for glutathione-s-transferase mu (an inherited enzyme) as a measure of drug resistance, covering a test for resistance to nitrosoureas (a class of chemotherapeutic agents). In addition, the Company is the assignee of a U.S. patent, granted August 23, 1994, for tumor or cancer cell-killing therapy (covering methods of using N-substituted benzamides as radio- and chemosensitizers), and of granted patents in Australia, Canada, Europe (designating 13 countries), Ireland, Israel, Japan, Mexico, Russia and South Africa (as well as a pending application in Denmark) corresponding thereto. The Company is also the assignee of two U.S. patents, both granted October 1, 1996, for methods of administering and pharmaceutical formulations containing N-substituted benzamides and/or acid addition salts thereof and for methods of administering phenothiazines and/or acid addition salts thereof, and of granted patents in Australia, Israel, Mexico and South Africa and pending European and other foreign applications corresponding to these two U.S. patents. Further, the Company is the assignee of a U.S. patent granted July 20, 1999, for a method of testing immune competency, and of granted patents in Australia and New Zealand and pending European and other foreign applications corresponding thereto. The Company is also the assignee of a U.S. patent granted February 1, 2000, for carotenoid-nicotinamide-zinc compositions and methods of treatment using the same, and of a counterpart granted Australian patent and pending European and other foreign applications. In addition, the Company is the assignee of a U.S. patent granted February 22, 2000, for the use of benzamides and nicotinamides as anti-inflammatory agents, and of granted counterpart patents in Australia and South Africa and pending counterpart foreign applications in Europe and elsewhere. Further, the Company is the assignee of a U.S. patent granted August 8, 2000, for N-acetyl 3-choloroprocainamide, acid addition salts thereof, and methods of use, and of corresponding foreign applications. The Company's pending U.S. applications and foreign and/or international counterparts cover further methods of treatment and compositions.

   Moreover, the Company is the exclusive licensee of a U.S. patent, granted January 9, 1996, for a diagnostic test involving measurements related to the cellular process of DNA repair and drug resistance, and is the exclusive licensee of corresponding granted Canadian, European and Japanese patents. The owner of the licensed patents is Preventive Medicine Institute, a New York not-for-profit corporation affiliated with the Strang Cancer Prevention Center in New York, New York.

   The Company is also the exclusive licensee of five U.S. patents, one pending international application, and of granted patents and/or pending applications in other countries corresponding to three of the granted U.S. patents relating to Combretastatins. The owner of record of the licensed patents and applications is the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU.

   As of February 21, 2001, the Company is the exclusive licensee of two issued United States patents, one pending United States patent application and two pending international applications, relating to anti-mitotic agents which inhibit tubulin polymerization. The owner of the licensed patents and patent applications is Baylor University.

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

   OXiGENE generally requires its employees and Scientific Advisory Board members to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets, proprietary information or technology in the event of unauthorized use or disclosure of such information. Moreover, although the Company has confidentiality agreements with the institutions or their employees that perform its research, development, preclinical tests and clinical trials, there can be no assurance that these employees will abide by the terms of such agreements.

                                    EMPLOYEES

   The Company's policy has been, and continues to be, to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, preclinical tests and clinical trials. As of March 21, 2001, the Company had 15 full-time employees, of which 8 were engaged in research and development and monitoring of clinical trials. Most of the Company's preclinical tests and clinical trials are subcontracted and performed at certain universities in the United States and Europe with the assistance of contract research organizations. The Company plans to expand its activities in drug development, regulatory and other areas in the U.S., and therefore expects to increase the number of employees in its Watertown, MA office.

           SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD

   OXiGENE's Clinical Trial Advisory Board assesses and evaluates the Company's clinical trial program. The Scientific Advisory Board discusses and evaluates the Company's research and development projects. Members of the Clinical Trial Advisory Board and the Scientific Advisory Board are independent and have no involvement with the Company other than serving on such board.

   Some members of the Scientific Advisory Board and the Clinical Trial Advisory Board receive cash compensation. Others have from time to time received, and are expected to continue to receive, options to purchase shares of Common Stock of the Company. All members are reimbursed for reasonable out-of-pocket expenses.

   The composition of the Scientific Advisory Board is being reviewed due to the Company's revised research portfolio but the new members will continue to operate under the Chairmanship of Professor Hans Wigzell.

   HANS WIGZELL, M.D., Ph.D. is Professor of Immunology at the Karolinska Institute, Stockholm, Sweden, a well-known medical research institute in Europe. Professor Wigzell is the chairman of OXiGENE's Scientific Advisory Board and also serves as an advisor to the Company's Board of Directors. He was for many years a member of the Nobel committee for the prize in medicine, of which he also has served as chairman. Professor Wigzell is currently a member of the editorial board of several international medical journals and has published more than 500 articles in the areas of tumor biology, immunology, cell biology and infectious diseases.

   The members of the Company's Clinical Trial Advisory Board are:
   --------------------------------------------------------------

   HAKAN MELLSTEDT, M.D. PH.D. is Professor of Oncologic Biotherapy at the Karolinska Institute and Administrative Director of Cancer Center Karolinska, Karolinska Institute, Stockholm, Sweden. He holds a position as Chief Physician at the Department of Oncology (Radiumhemmet), Karolinska Hospital, Stockholm and has specialist certificates in Oncology, Hematology and Internal Medicine. He is the Chairman of the Swedish Society of Oncology. Professor Mellstedt is currently a member of the Editorial Board of several international scientific journals and has published more than 375 articles in the areas of hematology, medical oncology, tumor immunology and the development of immunotherapeutics/biotherapeutics in hematological malignancies as well as in solid tumors. Professor Mellstedt is the Chairman of OXiGENE's Clinical Trial Advisory Board.

   MARGARET A. TEMPERO, M.D. is Deputy Director of the University of California San Francisco Cancer Center and Professor and Chief of the Division of Medical Oncology. Dr. Tempero is vice chairman of the Board of the National Comprehensive Cancer Network. She also serves on the Board of the American Society of Clinical Oncology and on the Board of Scientific Counselors, which is advisory to the intramural programs on the National Cancer Institute. She holds or has held editorial positions on numerous prestigious journals such as Cancer Research, Journal of Clinical Oncology, Clinical Cancer Research and the American Journal of Medicine. She is also credited with over 100 original articles and book chapters.

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

                                   COMPETITION

   The industry in which the Company is engaged is characterized by rapidly evolving technology and intense competition. The Company's competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many of the small companies that compete with the Company have also formed collaborative relationships with large, established companies to support research, development, clinical trials and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures or other collaborations.

   The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, Agouron Pharmaceuticals, Inc., AstraZeneca, Aventis, Bayer, Ciba-Geigy Ltd., Eli Lilly and Company, EntreMed Inc., Glaxo Wellcome PLC, Johnson & Johnson, Matrix Pharmaceuticals, Inc., NeoPharm, Inc., Pharmacyclics, Inc., Pfizer Inc.and Pierre Fabre S.A., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials.

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

   The Company expects that if any of its products gain regulatory approval for sale they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. The Company's competitive position also will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.

                                  RISK FACTORS

   History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability. The Company has experienced net losses every year since its inception and, as of December 31, 2000, had an accumulated deficit of approximately $56.5 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Early Stage of Product Development; Uncertainties of Clinical Trials; Unproven Safety and Efficacy. OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "--Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or efficacious. Additionally, the Company previously encountered problems in its clinical trials and may in the future experience problems that may cause it to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

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

   The Company's success will depend, in part, on its ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 30, 2001, the Company is the assignee of eight granted U.S. patents, five pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to seven of the granted U.S. patents and four of the pending U.S. applications, and is also the exclusive licensee of a number of U.S. and foreign patents and pending applications and pending international applications. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications assigned or exclusively licensed to the Company will result in patents being issued, that any issued patents assigned or exclusively licensed to the Company will provide the Company with competitive protection or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products, although the Company is not aware of any such assertions or any basis therefor. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around such patents. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company generally requires employees, Scientific Advisory Board members and the institutions that perform its preclinical and clinical tests to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "--Patents and Trade Secrets."

   Dependence on Certain Officers and Directors and Others. The Company believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers and directors, particularly Dr. Bjorn Nordenvall, its Chief Executive Officer, and Dr. David Chaplin, its Chief Operating Officer. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

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

   Price Volatility of the Common Stock. The market price of the Common Stock has been, and likely will continue to be, highly volatile as frequently is the case with the publicly-traded securities of pharmaceutical research and development companies. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors such as results of clinical trials, announcements of research developments and results by the Company or its competitors and government regulatory action affecting the Company's products in both the United States and foreign countries have had, and may continue to have, a significant effect on the Company's business and on the market price of the Common Stock. As of December 31, 2000, an aggregate of 35,612 stock appreciation rights

("SARs"), with a weighted average exercise price of $7.16 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. In addition, as of December 31, 2000, the Company had issued options to purchase an aggregate of 163,758 shares of its common stock to certain consultants and advisory board members who are not employees. Such options are accounted for at their fair value and also result in a charge for financial reporting purposes. The future charge related to these options are also influenced by changes in the price of the Company's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, substantially all of the shares of Common Stock issuable upon exercise of outstanding options, SARs and warrants have been registered and may be sold from time to time hereafter. Such sales, as well as future sales of Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Common Stock. The price and liquidity of the Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects thereof may differ between those markets.

   No Dividends. The Company has not declared or paid dividends on its Common Stock since its inception and does not intend to declare or pay any dividends to its stockholders in the foreseeable future. See "Market For Registrant's Common Equity and Related Stockholder Matters."

                          GLOSSARY OF SCIENTIFIC TERMS

Angiogenesis................. The creation of new blood vessels

Chemotherapy................. Drugs that control cancer growth

Control group................ A group of patients involved in a clinical trial who are receiving placebos

Cytotoxic.................... Tumor-killing agent

DNA.......................... Chemical building blocks of genetic material

Double-blind study........... A study in which neither the investigators assessing the outcome of the trial nor the patients know whether the patient is receiving the drug being investigated or merely a placebo. The outcome can only be determined when the results are decoded

Enzyme....................... A protein that carries out a metabolic function by converting one substance to another

IND.......................... An "Investigational New Drug" application filed with the U.S. Food and Drug Administration that permits the administration of compounds to humans in clinical trials

Malignant cell............... Cancer cell

Metabolic function........... Living process of growth and reproduction

NDA.......................... A "New Drug Application" filed with the U.S. Food and Drug Administration, which, if approved, allows a drug to be marketed in the U.S.

Necrosis..................... Cell death by decomposition after replication

N-substituted benzamide...... Class of drugs believed by OXiGENE to sensitize radiation and chemotherapy

Poly (ADP Ribose) Polymerase. An enzyme involved in the DNA repair process. Also known as Adenosine Diphosphate Ribosyl Transferase or ADPRT

Placebo...................... A non-active substance given to a control group of patients in a clinical trial to duplicate the treatment method, but without the administration of the active drug under investigation

Radiation.................... Physical energy that splits molecules and induces
                              DNA damage

2. PROPERTIES

   The Company's executive offices are located in Watertown, Massachusetts. On February 28, 2000, the Company signed a lease for the Watertown office at the Arsenal on the Charles, in Watertown, Massachusetts. The initial term of the lease is ten years and three months, with a yearly lease of approximately $294,410 for the first five years, and a lease of approximately $324,350 for the following five years. In connection with the listing of its Common Stock on the Stockholm Stock Exchange, the Company opened an office in Stockholm, Sweden. In October 2000, the Company announced that the corporate headquarter was moving to Watertown, MA, from Stockholm and that the Stockholm office will close during 2001. The Stockholm office is leased at an annual rate of approximately $50,500 and the lease expires on September 30, 2003. The Company is seeking to sublease its office space in Stockholm. The Company does not own or lease any laboratories or other research and development facilities.

3. LEGAL PROCEEDINGS

   There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 2000.

                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Effective November 19, 1996, the Company's Common Stock and Warrants commenced trading on the Nasdaq National Market under the symbol "OXGN." Prior thereto, since the completion of the Company's initial public offering in August 1993, the Company's securities had been listed for quotation on the Nasdaq Small-Cap Market. The Company's shares of Common Stock are also traded on the OM Stockholm Exchange in Sweden. The following table sets forth the high and low per share and per warrant prices for the Company's Common Stock and Warrants for each quarterly period within the two most recent fiscal years.

   As of December 22, 1999, the Company redeemed its outstanding publicly traded Warrants, and currently no such Warrants are outstanding.

Calendar Year                       Common Stock              Warrants
- -------------                   ---------------------    --------------------
                                  High         Low        High         Low
                                ---------   ---------    --------    --------
1999
- ----
First Quarter                   $ 11.6875   $  7.4375    $ 4.5000    $ 1.8750
Second Quarter                    11.1250      7.8125      2.8750      1.1875
Third Quarter                     11.0000      8.3125      2.4375      1.1250
Fourth Quarter                    20.1250     12.3125      6.7500      1.59375

2000
- ----
First Quarter                   $ 26.0000   $ 13.3750
Second Quarter                    21.0000      9.7500
Third Quarter                     11.8750      8.1250
Fourth Quarter                    10.1250      5.3100

   As of March 21, 2001, there were 58 holders of record of the Company's Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2000 Annual Meeting of Stockholders, that there are approximately 10,000 beneficial owners of its Common Stock.

   The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6. SELECTED FINANCIAL DATA

                          SUMMARY FINANCIAL INFORMATION
                                   OXIGENE, INC.

                                                                          Year ended December 31,
                                             ------------------------------------------------------------------------------------
                                                 1996              1997              1998              1999              2000
                                             ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:

Revenues:
   Licensing revenue                         $          -      $          -      $          -      $  1,271,918      $  1,694,944
   Interest income                                684,039         2,217,467         1,997,991         1,340,738         1,921,961
                                             ------------      ------------      ------------      ------------      ------------
     Total revenues                               684,039         2,217,467         1,997,991         2,612,656         3,616,905

Expenses:
   Costs related to licensing revenue                   -                 -                 -         1,250,000         1,161,612
   Amortization of license agreement                    -                 -                 -            40,639           222,536
   Research and development                     4,822,834         7,281,504        10,358,913         8,397,799         8,057,671
   General and administrative                   1,819,638         3,046,484         3,135,871         3,336,463         3,160,489
    Interest expense                                    -                 -                 -            36,620           102,043
                                             ------------      ------------      ------------      ------------      ------------
     Total expenses                             6,642,472        10,327,988        13,494,784        13,061,521        12,704,351
                                             ------------      ------------      ------------      ------------      ------------
Net loss                                     $ (5,958,433)     $ (8,110,521)     $(11,496,793)     $(10,448,865)     $ (9,087,446)
                                             ============      ============      ============      ============      ============

Basic and dilutive net loss per common
   share
                                             $      (0.80)     $      (0.83)     $      (1.13)     $      (1.02)     $      (0.81)

Weighted average number of common shares            7,440             9,770            10,201            10,274            11,181
   outstanding (in thousands)

                                                                          Year ended December 31,
                                             ------------------------------------------------------------------------------------
                                                 1996              1997              1998              1999              2000
                                             ------------      ------------      ------------      ------------      ------------

BALANCE SHEET DATA:
Cash and cash equivalents                    $ 40,517,182      $ 40,136,662      $ 31,756,534      $ 30,447,803      $ 27,062,762
Available for sale security                             -                 -                 -                 -           548,738
Working capital                                40,418,846        39,889,394        29,907,659        38,386,299        26,306,690
Total assets                                   41,168,759        41,152,357        33,018,825        42,659,727        31,229,242
Total liabilities                                 650,001           951,088         2,827,011        11,557,021        10,082,892
Accumulated deficit                           (17,358,307)      (25,468,828)      (36,965,621)      (47,414,486)      (56,501,932)
Total stockholders' equity                     40,518,758        40,201,269        30,191,814        31,102,706        21,146,350


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

   OXiGENE is an international biopharmaceutical company engaged principally in research and the development of products for use in the treatment of cancer. Historically, the Company's activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company has focused its efforts on developing products for applications such as direct cancer treatment agents, ocular neo-vascularization, skin disorders and anti-inflammatory agents.

   OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies.

   On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"), to sub-license the rights to certain patent rights and other know-how and technology to which the Company has an exclusive license (the "Sub-License Agreement"). Pursuant to the terms of the Sub-License Agreement, BMS paid a non-refundable license fee, will reimburse certain expenses incurred by the Company and fund future research to be performed by the Company based on a research program determined by a joint development committee. BMS will assume all research, development, commercialization and/or marketing costs of all in-licensed products. In addition, BMS will pay additional amounts upon certain milestones being reached and royalties on future net sales of products.

   On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. ("Peregrine"), formerly Techniclone Corporation, forming ARCUS Therapeutics LLC ("ARCUS") to develop and commercialize vascular targeting agent ("VTA") technologies. ARCUS has patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function of the tumor blood vessels. Under the terms of the agreement, Peregrine will supply its intellectual property to the joint venture, and OXiGENE will provide licenses with respect to its next generation tubulin-binding compounds and, based on the development success of the joint venture, OXiGENE will be required to spend up to $20 million to fund the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Peregrine's common stock. Peregrine has filed a registration statement covering the resale of such shares under the Securities Act of 1933 by OXiGENE which has been declared effective; however, there can be no assurances that OXiGENE will be able to sell such shares on favorable terms, if at all. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Peregrine and 25% to the Company until Peregrine has received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Peregrine $1 million in cash and purchase an additional $1 million in Peregrine common stock upon the filing of an IND Application for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and OXiGENE will share equally any royalty income or profit from the joint venture.

   OXiGENE has generated a cumulative net loss of approximately $56.5 million for the period from its inception through December 31, 2000. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the BMS Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of December 31, 2000, OXiGENE had no long-term debt or loans payable except for certain liabilities under the licensing agreement.

                              RESULTS OF OPERATIONS

Year ended December 31, 2000 and 1999

   Revenues

   During the year ended December 31, 2000 and 1999, the Company had licensing revenue of $1.7 million and $1.3 million, respectively, and approximately $1.9 million and $1.3 million in interest income, respectively. The increase in licensing revenue of $0.4 million in 2000 compared to 1999 is due to the fact that the year 2000 was the first whole year of accounting for the licensing revenue emanating from the BMS Sub-License Agreement. Interest income increased $0.6 million in 2000 compared to 1999. The reason for the increase in interest income is that the Company's overall cash position increased because of the significant license fee received upon signing of the Sub-License Agreement with BMS.

   Expenses

   Total expenses for the year ended December 31, 2000 and 1999 amounted to approximately $12.7 and $13.1 million, respectively. Research and development expenses decreased to $8.1 million, from $8.4 million for the comparable 1999 period. Under the BMS Sub-License Agreement, approximately $1.2 million of research and development expenses in 2000, compared to $1.3 million in 1999, were recoverable and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses. Stock appreciation rights ("SARs") previously granted by the Company to certain clinical investigators and consultants effect the research and development expenses with a charge for financial reporting in reporting periods, when the market value per share of Common Stock increases. In addition, non-qualified stock options ("NQSO") granted to certain consultants and advisory board members who are not employees effect the research and development expenses relative to the fair value of the options vested during the respective reporting period. During 2000 and 1999, the Company recorded approximately $0.5 million and $0.7 million, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company's Common Stock at December 31, 2000 was lower than the market value at December 31, 1999, the cumulative charge relative to SARs previously recorded for financial reporting purposes decreased in 2000 by approximately $0.4 million. In 1999, a $0.2 million charge was recorded regarding the SARs. Without giving effect to the charge or credit related to SARs or NQSOs, research and development expenses for the year ended December 31, 2000 increased by approximately $0.5 million, compared to the comparable 1999 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs and NQSOs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the year ended December 31, 2000 decreased to approximately $3.2 million from $3.3 million for the comparable 1999 period. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been to minimize the number of employees and to use outside consultants to the extent practicable. OXiGENE expects that its clinical trial expenses will increase as it expands its clinical trial program, and initiates research and clinical trials on its new compounds.

   Year ended December 31, 1999, and 1998.

   During the year ended December 31, 1999, the Company recognized approximately $1.3 million of licensing revenue pursuant to the BMS Sub-License Agreement and approximately $1.3 million of interest income. During the year ended December 31, 1998, the Company had no licensing revenues and approximately $2.0 million of interest income. The Company's total expenses for the year ended December 31, 1999, decreased to approximately $13.1 million from approximately $13.5 million for the comparable 1998 period. Research and development expenses for those years were approximately $8.4 million and $10.4 million, respectively. Excluding a $0.2 million charge in 1999 and a $0.3 million credit in 1998 related to SARs and a $0.7 million charge in 1999 and a $1.6 million charge in 1998 related to NQSOs to non-employees, research and development expense decreased $1.6 million. Approximately $1.3 million of research and development expenses in 1999 were recoverable under the BMS Sub-License Agreement and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses. The remaining decrease is attributed to the discontinuation of the Neu-Sensamide project. General and administrative expenses for the year ended December 31, 1999, increased to approximately $3.3 million from approximately $3.1 million for the comparable 1998 period.

                         LIQUIDITY AND CAPITAL RESOURCES

   OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except in the year 2000, and as of December 31, 2000, the Company had an accumulated deficit of approximately $56.5 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

   The Company had cash and cash equivalents of approximately $27.1 million at December 31, 2000, compared to approximately $30.4 million at December 31, 1999. The reason for this relatively small decrease in the Company's cash and cash equivalents of approximately $3.4 million, compared to the net loss of $9.1 million, is that the Company received a significant licensing fee upon the signing of the BMS Sub-License Agreement with BMS. During the year ended December 31, 2000, the Company received approximately $ 0.4 million, compared to $10.2 million in 1999, upon the exercise of options and warrants.

   OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company maintains small offices in Stockholm, Sweden (executive offices and investor relations), and in Boston, Massachusetts (for drug development and clinical trials). In October 2000, the Company announced that the corporate headquarter will move to Watertown, MA, and that the Stockholm office in Sweden will close down during 2001. The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research. For the years ended December 31, 2000, 1999, and 1998, the amounts paid to the University of Lund, was approximately $0.9 million, $1.1 million, and $0.6 million, respectively. The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the preclinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin. During the years ended December 31, 2000, 1999, and 1998, the Company paid ILEX approximately $1.4 million, $1.9 million, and $2.3 million, respectively. The amounts paid to ILEX have fluctuated, and are expected to continue to fluctuate.

   On August 2, 1999, the Company entered into an exclusive License Agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by a U.S. university. The Company paid an initial license fee of $0.2 million and, is required to pay additional license fees in ten equal semi-annual installments of $0.2 million commencing June 1, 2000. The Company also is required to pay royalties on future net sales of products. The present value of the amounts payable to the university is approximately $1.0 million at December 31, 2000. In addition, on May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, forming ARCUS Therapeutics LLC ("ARCUS"). Under the terms of the agreement, the Company is required to spend up to $20 million without a definitive timeline to fund the development expenses of ARCUS.

   The Company anticipates that its cash and cash equivalents as of December 31, 2000, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of December 31, 2000.

                                   TAX MATTERS

   As of December 31, 2000, the Company had net operating loss carry forwards of approximately $76.8 million for U.S. and foreign income tax purposes, of which $45.9 million expires for U.S. purposes through 2020. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $0.4 million.

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

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2001.

11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2001.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2001.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2001.

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

         None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OXiGENE, INC.


                                      By: /s/ Bjorn Nordenvall
                                          -------------------------------------
                                          Bjorn Nordenvall
                                          President and Chief Executive Officer

                                          March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                      Date
- ---------                             -----                      ----

/s/ Bjorn Nordenvall             President, Chief           March 30, 2001
- -----------------------       Executive Officer and
Bjorn Nordenvall               Director (principal
                                executive officer)

/s/ Bo Haglund               Chief Financial Officer        March 30, 2001
- -----------------------
Bo Haglund

/s/ Marvin H. Caruthers              Director               March 30, 2001
- -----------------------
Marvin H. Caruthers

                                     Director               March __, 2001
- -----------------------
Joel-Tomas Citron

/s/ Michael Ionata                   Director               March 30, 2001
- -----------------------
Michael Ionata

/s/ Arthur B. Laffer                 Director               March 30, 2001
- -----------------------
Arthur B. Laffer

                                     Director               March __, 2001
- -----------------------
Ronald W. Pero

/s/ Per-Olof Soderberg               Director               March 30, 2001
- -----------------------
Per-Olof Soderberg

/s/ Gerald A. Eppner                 Director               March 30, 2001
- -----------------------
Gerald A. Eppner

                                INDEX TO EXHIBITS


EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------

3.1                Restated Certificate of Incorporation of the Registrant.*

3.2                By-Laws of the Registrant.*

3.3 Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1 Representatives' Warrant Agreement (including form of Representatives' Warrant Certificate), dated August 26, 1993, between the Company and RAS Securities Corp.*

4.2 Warrant Agreement (including form of Warrant Certificate), dated August 26, 1993, between the Company and American Stock Transfer & Trust Company.*

10.1 Patent License Agreement dated as of October 7, 1991 between Preventive Medicine Institute and Bio-Screen, Inc.*

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

10.5 Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.6 Consulting Agreement, dated as of August 1, 1995, between Registrant and IPC Nordic A/S. +

10.7               OXiGENE 1996 Stock Incentive Plan, as amended. ++

10.8 Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.9 Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.10 Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.

10.11 Consulting Agreement, dated as of May 1, 1998, between Registrant and Dr. Claus Moller. ****

10.12 Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

23                 Consent of Ernst & Young, LLP.

99.1 U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2 U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell killing therapy and agents useful therefor. ++

99.3 U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4 International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

- -------------------------------


        * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

        ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

        *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                             Form 10-K Item 14(a)(1)

                                  OXiGENE, Inc.



                     List of Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in
Item 8:

Report of Independent Auditors                                              F- 2

Consolidated Balance Sheets--December 31, 1999 and 2000                     F- 3

Consolidated Statements of Operations--Years Ended
   December 31, 1998, 1999 and 2000                                         F- 4

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
   1998, 1999, and 2000                                                     F- 5

Consolidated Statements of Cash Flows--Years Ended
   December 31, 1998, 1999 and 2000                                         F- 6

                Notes to Consolidated Financial Statements F- 7

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
   OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                      ERNST & YOUNG LLP
New York, New York
January 30, 2001

                                  OXiGENE, Inc.

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                             1999              2000
                                                                         ------------      ------------
Assets
Current assets:
     Cash and cash equivalents                                           $ 30,447,803      $ 27,062,762
     Available-for-sale security (Note 4)                                           -           548,738
     Accounts receivable--sublicense agreement (Note 1)                     9,250,000                 -
     Prepaid expenses                                                         338,750           287,033
     Interest receivable                                                      207,453           277,603
     Other                                                                    769,713            61,381
                                                                         ------------      ------------

Total current assets                                                       41,013,719        28,237,517

Furniture, fixtures and equipment, at cost                                    221,826           827,117
Accumulated depreciation                                                     (114,375)         (173,417)
                                                                         ------------      ------------
                                                                              107,451           653,700
License agreements, net of accumulated amortization of $40,639 and
     $263,174 at December 31, 1999 and 2000, respectively (Note 4)          1,458,957         2,236,422
Deposits                                                                       79,600           101,603
                                                                         ------------      ------------
Total assets                                                             $ 42,659,727      $ 31,229,242
                                                                         ============      ============

Liabilities and stockholders' equity
Current liabilities:
     Amount payable for license agreement--current (Note 5)              $    224,697      $    250,943
     Accrued expenses:
       Research and development expenses                                    1,130,905           687,400
       Other accrued expenses                                                 447,189           498,421
     Other payables                                                           824,629           494,063
                                                                         ------------      ------------
Total current liabilities                                                   2,627,420         1,930,827

Amount payable under license agreement--noncurrent (Note 5)                   951,519           707,316
Deferred licensing revenue (Note 1)                                         7,978,082         7,444,749

Commitments (Notes 4 and 5)

Stockholders' equity (Note 2):
     Common stock, $.01 par value:
       Authorized shares--60,000,000 shares at December 31, 1999 and
       2000; issued and outstanding shares-- 11,261,268 shares at
       December 31, 1999; 11,375,593 shares at
       December 31, 2000                                                      112,613           113,736
     Common stock issuable                                                          -           369,656
     Additional paid-in capital                                            81,556,261        81,984,525
     Accumulated deficit                                                  (47,414,486)      (56,501,932)
     Accumulated other comprehensive income (loss)                            472,610          (972,790)
     Notes receivable                                                      (2,288,733)       (3,609,356)
     Deferred compensation                                                 (1,335,559)         (237,489)
                                                                         ------------      ------------
Total stockholders' equity                                                 31,102,706        21,146,350
                                                                         ------------      ------------
Total liabilities and stockholders' equity                               $ 42,659,727      $ 31,229,242
                                                                         ============      ============

See accompanying notes.

                                  OXiGENE, Inc.

                      Consolidated Statements of Operations

                                                                      Year ended December 31
                                                             1998              1999              2000
                                                         ------------      ------------      ------------
Revenues
Licensing revenue (Note 1)                             $            -      $  1,271,918      $  1,694,944
Interest income                                             1,997,991         1,340,738         1,921,961
                                                         ------------      ------------      ------------
                                                            1,997,991         2,612,656         3,616,905
Expenses
Costs relating to licensing revenue (Note 1)                        -         1,250,000         1,161,612
Amortization of license agreement (Note 1)                          -            40,639           222,536
Research and development (Note 4)                          10,358,913         8,397,799         8,057,671
General and administrative  (including related party
   transactions of approximately $631,000,
   $821,000 and $554,000 in 1998, 1999 and 2000,
   respectively) (Note 6)                                   3,135,871         3,336,463         3,160,489
Interest expense                                                    -            36,620           102,043
                                                         ------------      ------------      ------------
Total expenses                                             13,494,784        13,061,521        12,704,351
                                                         ------------      ------------      ------------
Net loss                                                 $(11,496,793)     $(10,448,865)     $ (9,087,446)
                                                         ============      ============      ============

Basic and diluted net loss per common share              $      (1.13)     $      (1.02)     $      (0.81)

Weighted-average number of common shares outstanding       10,200,567        10,273,902        11,181,426

See accompanying notes.

                                  OXiGENE, Inc.

                  Consolidated Statements of Stockholders' Equity

                                                                                                                  Additional
                                                       Common Stock,                   Common Stock                Paid-in
                                                      .01 Par Value                       Issuable                  Capital
                                               --------------------------------------------------------------------------------
                                                  Shares           Amounts          Shares           Amounts
                                               --------------------------------------------------------------------------------
Balance at December 31, 1997                     10,185,765     $    101,858                -     $          -     $ 65,348,603
     Net loss for 1998                                    -                -                -                -                -
     Foreign currency translation
        adjustment for 1998                               -                -                -                -                -
     Comprehensive loss                                   -                -                -                -                -
     Issuance of common stock upon
        exercise of options and warrants             21,284              213                -                -          125,807
     Accrued stock appreciation rights                    -                -                -                -         (334,881)
     Options issued for services                          -                -                -                -        3,261,197
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1998                     10,207,049          102,071                -                -       68,400,726
     Net loss for 1999                                    -                -                -                -                -
     Foreign currency translation
        adjustment for 1999                               -                -                -                -                -
     Comprehensive loss                                   -                -                -                -                -
     Issuance of common stock upon
        exercise of options and warrants          1,045,337           10,453                -                -       12,511,385
     Issuance of common stock upon exercise
        of stock appreciation rights                    987               10                -                -            9,490
     Accrued stock appreciation rights                    -                -                -                -          208,360
     Issuance of common stock for
        services at  $9.50 per share                  7,895               79                -                -           74,921
     Options issued for services                          -                -                -                -          351,379
        provided by nonemployees
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1999                     11,261,268          112,613                -                -       81,556,261
     Net loss for 2000                                    -                -                -                -                -
     Unrealized loss from
        available-for-sale security                       -                -                -                -                -
     Foreign currency translation
        adjustment for 2000                               -                -                -                -                -
     Comprehensive loss                                   -                -                -                -                -
     Issuance of common stock upon
        exercise of options and warrants            105,716            1,057           42,000          369,656        1,307,352
     Issuance of common stock upon exercise
        of stock appreciation rights                  6,609               66                -                -          148,634
     Accrued stock appreciation rights                    -                -                -                -         (385,106)
     Options issued for services
        provided by non-employees                         -                -                -                -         (642,616)
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2000                     11,373,593     $    113,736           42,000     $    369,656     $ 81,984,525
                                               ============     ============     ============     ============     ============


                                                                Accumulated
                                                                   Other                                              Total
                                                Accumulated    Comprehensive        Notes           Deferred       Stockholders'
                                                  Deficit       Income (Loss)     Receivable      Compensation        Equity
                                               --------------------------------------------------------------------------------
Balance at December 31, 1997                   $(25,468,828)    $    219,636      $         -     $          -       40,201,269
     Net loss for 1998                          (11,496,793)                                                 -      (11,496,793)
     Foreign currency translation
        adjustment for 1998                               -          106,252                -                -          106,252
                                                                                                                   ------------
     Comprehensive loss                                   -                -                -                -      (11,390,541)
                                                                                                                   ------------
     Issuance of common stock upon
        exercise of options and warrants                  -                -                                            126,020
     Accrued stock appreciation rights                    -                -                -                -         (334,881)
     Options issued for services                          -                -                -       (1,671,250)       1,589,947
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1998                    (36,965,621)         325,888                -       (1,671,250)      30,191,814
     Net loss for 1999                          (10,448,865)               -                -                -      (10,448,865)
     Foreign currency translation
        adjustment for 1999                               -          146,722                -                -          146,722
                                                                                                                   ------------
     Comprehensive loss                                   -                -                -                -      (10,302,143)
                                                                                                                   ------------
     Issuance of common stock upon                                                 (2,288,733)               -                -
        exercise of options and warrants                  -                -                -                -       10,233,105
     Issuance of common stock upon exercise
        of stock appreciation rights                      -                -                -                -            9,500
     Accrued stock appreciation rights                    -                -                -                -          208,360
     Issuance of common stock for
        services at  $9.50 per share                      -                -                -                -           75,000
     Options issued for services
        provided by nonemployees                          -                -                -          335,691          687,070
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1999                    (47,414,486)         472,610       (2,288,733)      (1,335,559)      31,102,706
     Net loss for 2000                           (9,087,446)               -                -                -       (9,087,446)
     Unrealized loss from
        available-for-sale security                       -       (1,451,262)               -                -       (1,451,262)
     Foreign currency translation
        adjustment for 2000                               -            5,862                -                -            5,862
                                                                                                                   ------------
     Comprehensive loss                                   -                -                -                -      (10,532,846)
                                                                                                                   ------------
     Issuance of common stock upon exercise
        of options and warrants                           -                -       (1,320,623)               -          357,442
     Issuance of common stock upon exercise
        of stock appreciation rights                      -                -                -                -          148,700
     Accrued stock appreciation rights                    -                -                -                -         (385,106)
     Options issued for services
        provided by non-employees                         -                -                -        1,098,070          455,454
                                               ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2000                   $(56,501,932)    $   (972,790)    $ (3,609,356)    $   (237,489)    $ 21,146,350
                                               ============     ============     ============     ============     ============

See accompanying notes.

                                  OXiGENE, Inc.

                      Consolidated Statements of Cash Flows

                                                                     Year ended December 31
                                                            1998             1999             2000
                                                      ------------------------------------------------
Operating activities
Net loss                                               $(11,496,793)    $(10,448,865)    $ (9,087,446)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation                                              61,622           16,274           79,968
   Abandonment of furniture, fixtures and equipment           3,903           97,560            5,403
   Compensation related to issuance of warrants,
     options and stock appreciation rights                1,255,066          979,930          219,048
   Amortization of deferred licensing revenue                     -          (21,918)        (533,333)
   Amortization of license agreements                             -           40,639          222,536
   Changes in operating assets and liabilities:
     Accounts receivable--license agreement                       -       (1,250,000)       9,250,000
     Prepaid expenses and other current assets             (297,037)        (352,593)         692,734
     Accounts payable, accrued expenses and
       other payables                                     1,917,412         (372,048)        (665,665)
                                                       ------------     ------------     ------------
Net cash (used in) provided by operating
   activities                                            (8,555,827)     (11,311,021)         183,245
                                                       ------------     ------------     ------------

Investing activities
Investment in available-for-sale security                         -                -       (2,000,000)
Amount paid for license agreements                                -         (323,380)      (1,217,957)
Deposits                                                          -                -          (22,003)
Purchase of furniture, fixtures and equipment               (41,349)         (21,361)        (636,900)
                                                       ------------     ------------     ------------
Net cash used in investing activities                       (41,349)        (344,741)      (3,876,860)
                                                       ------------     ------------     ------------

Financing activities
Proceeds from issuance of common stock                      126,020       10,233,105          357,442
                                                       ------------     ------------     ------------
Net cash provided by financing activities                   126,020       10,233,105          357,442
                                                       ------------     ------------     ------------

Effect of exchange rate on changes in cash                   91,028          113,926          (48,868)
                                                       ------------     ------------     ------------

Net decrease in cash and cash equivalents                (8,380,128)      (1,308,731)      (3,385,041)
Cash and cash equivalents at beginning of period         40,136,662       31,756,534       30,447,803
                                                       ------------     ------------     ------------
Cash and cash equivalents at end period                $ 31,756,534     $ 30,447,803     $ 27,062,762
                                                       ============     ============     ============

Supplemental Disclosure
Interest paid                                       $             -     $     36,620     $     95,303
                                                       ============     ============     ============

See accompanying notes.

                                  OXiGENE, Inc.

                    Notes to Consolidated Financial Statements

                                December 31, 2000


1.  Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the "Company") is a biopharmaceutical company developing a diverse portfolio of products to combat cancer and other major diseases. The Company was in the development stage through December 15, 1999.

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with a pharmaceutical company, to sub-license the rights to certain patent rights and other know-how and technology to which the Company had an exclusive license (the "Sub-license Agreement"). Pursuant to the terms of the Sublicense Agreement, the pharmaceutical company will pay a nonrefundable license fee, reimburse certain expenses incurred by the Company and fund future research to be performed by the Company based on a research program determined by a joint development committee. In addition, the pharmaceutical company will pay additional amounts upon certain milestones being reached and royalties on future net sales of products.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary in Sweden, OXiGENE (Europe) AB. OXiGENE (Europe) AB manages and controls the Company's research and development work, and monitors European clinical trials. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The nonrefundable fee paid under the sublicense agreement is being recognized as licensing revenue on a straight-line basis over the term the sublicense agreement. Licensing revenue for the reimbursement of costs is recognized as costs are incurred.

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

                                  OXiGENE, Inc.

1.  Description of Business and Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

At December 31, 2000 and 1999, substantially all of cash and cash equivalents was deposited in one financial institution.

Available-for-Sale Security

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as other comprehensive income
(loss) in shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. During 1998 and 1999, the Company had no available-for-sale securities. During 2000, it acquired one such security (see Note 4).

Foreign Currency Translation

Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income in stockholders' equity.

Patents and Patent Applications

The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. The pharmaceutical industry is highly competitive and patents may be challenged from time to time. The Company intends to vigorously defend its issued patents and may therefore incur significant costs in the defense of the patents and related technologies. Costs associated with the patents and patent applications are expensed as incurred.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding, excluding an insignificant number of antidilutive restricted shares. All options and warrants issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted-average shares.

                                  OXiGENE, Inc.

1.  Description of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing stock options. The Company also has issued options to nonemployees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested value of the compensation cost at the respective balance sheet dates.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of unrealized loss on available for sale security and accumulated foreign currency translation adjustments at December 31, 2000 and accumulated foreign currency translation adjustments at December 31, 1999.

Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 had no effect on the Company's revenue recognition policies.

                                  OXiGENE, Inc.

2.  Stockholders' Equity

Options and Warrants

The following is a summary of the Company's stock option, warrant and stock appreciation rights activity:

             Number of Options, Warrants and Stock Appreciation Rights

                                     Nonqualified Stock   Stock Incentive  Stock Appreciation
                                          Options             Options            Rights        Stock Warrants
                                    ----------------------------------------------------------------------------
Balance at December 31, 1997            1,025,972             148,362             49,612          1,063,634
   Granted during 1998                    240,594                   -                  -                  -
   Exercised during 1998                  (20,000)                  -                  -             (1,284)
   Canceled during 1998                   (47,500)             (6,000)                 -           (115,800)
   Adjustment for options repriced
     during 1998                         (114,585)             (3,049)                 -                  -
                                       ----------          ----------         ----------         ----------
Balance at December 31, 1998            1,084,481             139,313             49,612            946,550
   Granted during 1999                    254,925                   -                  -                  -
   Exercised during 1999                 (238,750)            (10,831)            (4,000)          (795,756)
   Canceled during 1999                   (10,000)                  -                  -           (150,794)
                                       ----------          ----------         ----------         ----------
Balance at December 31, 1999            1,090,656             128,482             45,612                  -
   Granted during 2000                    313,130                   -                  -             10,764
   Exercised during 2000                 (136,952)                  -            (10,000)           (10,764)
   Canceled during 2000                  (100,000)                  -                  -                  -
                                       ----------          ----------         ----------         ----------
Balance at December 31, 2000            1,166,834             128,482             35,612                  -
                                       ==========          ==========         ==========         ==========

                                  OXiGENE, Inc.

2. Stockholders' Equity (continued)

                  Weighted-Average Price of Options, Warrants and
                            Stock Appreciation Rights

                                     Nonqualified      Stock Incentive    Stock Appreciation
                                     Stock Options         Options              Rights          Stock Warrants
                                   ------------------------------------------------------------------------------
Balance at December 31, 1997          $   20.76          $   11.43             $   7.26         $   12.63
   Granted during 1998                    9.99                -                    -                 -
   Exercised during 1998                  5.44                -                    -                13.41
   Canceled during 1998                  28.20               28.81                 -                10.92
Balance at December 31, 1998             10.50                9.44                 7.26             12.93
   Granted during 1999                   11.95                -                    -                 -
   Exercised during 1999                  9.08                8.94                 7.25             12.83
   Canceled during 1999                  32.13                -                    -                13.41
Balance at December 31, 1999             10.95                9.48                 7.26              -
   Granted during 2000                    9.26                -                    -                13.41
   Exercised during 2000                 10.03                -                    7.63             13.41
   Canceled during 2000                  28.81                -                    -                 -
Balance at December 31, 2000              9.07                9.48                 7.16              -


            Options, Warrants and Stock Appreciation Rights Exercisable

                                                                                   Stock
                                         Nonqualified      Stock Incentive      Appreciation
                                        Stock Options          Options             Rights        Stock Warrants
                                      ----------------------------------------------------------------------------
December 31, 1997:
   Exercisable                                445,814             129,519             49,612         1,063,634
   Weighted-average exercise price            $ 10.07              $ 7.01             $ 7.26           $ 12.63

December 31, 1998:
  Exercisable                                 401,846             123,988             49,612           946,550
  Weighted-average exercise price              $ 8.40              $ 9.02             $ 7.26           $ 12.93

December 31, 1999:
  Exercisable                                 649,535             128,482             45,612                 -
  Weighted-average exercise price             $ 10.22              $ 9.48             $ 7.26             $   -

December 31, 2000:
  Exercisable                                 718,715             128,482             35,612                 -
  Weighted-average exercise price              $ 8.95              $ 9.48             $ 7.16              $  -

                                  OXiGENE, Inc.

2. Stockholders' Equity (continued)

                 Options and Stock Appreciation Rights Outstanding

                                                                                         Stock           Stock
                                                                     Nonqualified      Incentive      Appreciation
                                                                    Stock Options       Options          Rights
                                                                  ---------------------------------------------------
December 31, 2000:
   Exercise prices ranging from $5.50 per share to $8.25 per share:
     Outstanding                                                          476,505        115,000           35,612
     Weighted-average exercise price                                       $ 6.37         $ 8.00           $ 7.16
     Weighted-average remaining contractual life                        6.0 years      3.0 years        3.4 years
     Exercisable                                                          328,500        115,000           35,612
     Weighted-average exercise price                                       $ 5.96         $ 8.00           $ 7.16
Exercise prices ranging from $8.50 per share to $12.75 per share:
     Outstanding                                                          604,186              -                -
     Weighted-average exercise price                                       $ 9.85           $  -             $  -
     Weighted-average remaining contractual life                        8.1 years              -                -
     Exercisable                                                          313,697              -                -
     Weighted-average exercise price                                       $ 9.65           $  -             $  -
Exercise prices ranging from $15.00 per share to $22.13 per share:
     Outstanding                                                           86,143         13,482                -
     Weighted-average exercise price                                       $18.54         $22.13              $ -
     Weighted-average remaining contractual life                        8.3 years      5.5 years                -
     Exercisable                                                           76,518         13,482                -
     Weighted-average exercise price                                       $18.99         $22.13              $ -

Stock Option Plans

During 1992, the Board of Directors implemented a Stock Incentive Option Plan (the "Plan"). The Plan, which was amended in 1993, provided for the grant of options to purchase up to 1,166,900 shares of common stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan provided for the issuance of stock appreciation rights.

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

                                  OXiGENE, Inc.

2.  Stockholders' Equity (continued)

In 1998, the Company extended the term of certain options and stock appreciation rights (see below) issued to employees. Such options and stock appreciation rights expired in May 1998 and were extended to June 1999. In the fourth quarter of 1998, the Company recorded compensation expense of approximately $650,000 relating to this extension.

On December 14, 1998, the Company repriced certain options issued to employees, directors and members of the Scientific Advisory Board. Pursuant to the revision, the number of options issued to these employees was reduced by 117,634 and the exercise price was reduced to $8.93 per share (market value on December 14, 1998) and $10.00 per share. However, the term of the options was not revised.

In 2000, 1999 and 1998, the Company also recorded stock-based compensation expense of approximately $455,000, $687,000 and $939,000, respectively, in connection with other options issued to non-employees.

At December 31, 2000, the Company has committed to grant additional options to employees and non-employees to purchase 95,600 shares of common stock (42,600 shares and 53,000 shares, respectively) as follows: 2001 - 38,700; 2002 - 38,700; and 2003 - 18,200. The exercise price of these options will be equal to the fair value of the Company's common stock on date of grant and generally vest one year from date of grant. In addition, the Company has a commitment to issue 30,000 shares of common stock to an officer upon the consummation of a strategic alliance by the Company in connection with the development and marketing of certain of its products under development. The exercise price of these options will be the fair value of the Company's common stock on the day the Board authorizes such alliance.

Stock Appreciation Rights

From 1993 through 1995, the Board of Directors granted stock appreciation rights to 77,000 shares at exercise prices ranging from $5.88 to $7.63. Stock appreciation rights expire ten years from date of grant.

In 1999 and 2000, stock appreciation rights to 4,000 and 10,000 shares were exercised when the market values of the Company's common stock exceeded the exercise price of the stock appreciation rights and 987 and 6,609 shares, respectively, were issued.

The Company records a charge for financial reporting purposes when the market value of the common stock exceeds the exercise price of the stock appreciation rights. The charge is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of common stock of the Company, the charge related to unexercised stock appreciation rights is credited to additional paid-in capital. The market value of the Company's common stock at December 31, 2000 ($5.88) was less than the market value at December 31, 1999 ($15.63) and, accordingly, the charge previously recorded for financial reporting purposes was decreased by approximately $385,000 to reflect the decline in value of the unexercised stock appreciation rights at December 31, 2000.

Stock Warrants

During 1993, the Company completed an initial public offering of 1,500,000 units at $6.00 per unit and an over-allotment issuance of 105,000 units at $6.00 per unit. Each unit consists of one share of the Company's common stock and one warrant (the "Public Warrant"). Each warrant was exercisable for one share of the Company's common stock at a price of $7.00 per share during the first year of exercisability. Thereafter, the exercise price increased each year by $2.00. In connection with this offering, the Company sold to the Underwriters, for nominal consideration, 150,000 Warrants (the "Underwriters' Warrants"). The Underwriters' Warrants were initially exercisable at a price of $9.90 per unit for a period of four years, commencing August 26, 1994. The shares of common stock and warrants issuable upon the exercise of the Underwriters' Warrants are identical to those included

                                  OXiGENE, Inc.

2.  Stockholders' Equity (continued)

in the units offered in the initial public offering except that the warrants contained in the Underwriters' Warrants were initially exercisable to purchase one share of common stock at $11.55. In January 1997, to comply with anti-dilution provisions, the number of shares issuable upon the exercise of the Public Warrants and Underwriters' Warrants were revised to 1,717,350 and 163,500, respectively.

The exercise prices of such warrants were also revised to $10.35 (subsequently increased to $12.35 and $14.35 in August 1996 and 1997, respectively) and $8.95 per share, respectively. In addition, the total shares of common stock issuable upon the exercise of the warrant contained in the Underwriters' Warrants was increased to 172,500 and the exercise price was revised to $13.69 per share. In July 1998, the term of the Public Warrants that were due to expire in August 1998 were extended through December 31, 1999. The amended terms of these warrants include a redemption feature. On December 2, 1999, the Company announced that it would exercise its right to redeem the Public Warrants if they were not exercised prior to December 21, 1999 (the required notice period per the warrant agreement). Public Warrants to purchase 755,756 shares of common stock were exercised in 1999.

In addition, the Company has issued warrants to directors and other individuals of which warrants to purchase 40,000 shares that were outstanding as December 31, 1998 were exercised in 1999. There were no Public Warrants and Underwriters' Warrants outstanding at December 31, 1999 and 2000.

Notes Receivable and Other

The holders of certain stock options exercised such options by the presentation to the Company of nonrecourse promissory notes. Such options could be exercised only by the presentation of such nonrecourse promissory notes. In accordance with the terms of the promissory notes, the number of shares and the exercise price payable for the shares were fixed upon the exercise of the options. The shares vest over periods ranging from 3 to 5 years.

In 1999, the Company issued 7,875 shares as consideration for research and development services. Such shares were valued at their fair market value which amounted to approximately $75,000.

Common Stock Reserved for Issuance

As of December 31, 2000, the Company has reserved approximately 1,796,000 shares of its common stock for issuance in connection with stock options, stock appreciation rights and warrants.

Stock-Based Compensation

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS
123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000:

                              Assumption                                  1998       1999       2000
- --------------------------------------------------------------------------------------------------------
Risk-free rate                                                           4.80%      6.25%      6.08%
Dividend yield                                                           0.00%      0.00%      0.00%
Volatility factor of the expected market price of the Company's
   common stock                                                           .858       .762       .813
 Average life                                                           4 years    4 years    4 years

                                  OXiGENE, Inc.

2.  Stockholders' Equity (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                     1998             1999             2000
                              -------------------------------------------------

Pro forma net loss              $(13,900,000)    $(13,200,000)    $(10,100,000)
Pro forma net loss per share       $(1.36)          $(1.29)          $(0.91)

The weighted-average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 were $7.00, $7.11 and $5.69, respectively.

3.  Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $76,800,000 for U.S. and foreign income tax purposes, $45,900,000 expiring for U.S. purposes through 2020. The utilization of approximately $2,500,000 of such U.S. net operating losses is subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $350,000.

Components of the Company's deferred tax asset at December 31, 1999 and 2000 are as follows:

                                                        1999           2000
                                                   -----------------------------

Net operating loss carryforwards                   $ 22,303,000    $ 25,479,000
Compensatory stock options, warrants and stock
   appreciation rights                                1,018,000       1,046,000
Unrealized loss on available-for-sale security                -         581,000
                                                   ------------    ------------
Total deferred tax asset                             23,321,000      27,106,000
                                                   ------------    ------------
Valuation allowance                                 (23,321,000)    (27,106,000)
                                                   ------------    ------------
Net deferred tax asset                             $          -    $          -
                                                   ============    ============

The change in valuation allowance amounted to increases of approximately $3,130,000 and $3,145,000 for the years ended 1998 and 1999, respectively.

                                  OXiGENE, Inc.

4.  Joint Venture Agreement

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceutical Inc. ("Peregrine", formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC ("ARCUS") to develop and commercialize certain technologies. Under the terms of the agreement, Peregrine and the Company will supply intellectual property and a license to use certain compounds, respectively, to the joint venture.

Based on the development success of the joint venture, the Company will be required to fund up to $20 million for the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. The Company funded approximately $508,000 of the development costs during the year, which is included in research and development costs.

In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash, which is being amortized on a straight-line basis over 5 years. The Company also purchased $2 million of Peregrine's common stock at the then fair market value. At December 31, 2000, such investment is classified as an available for sale security and the unrealized loss of approximately $1,451,000 is reflected as other comprehensive income in stockholders' equity.

Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% and 25% to Peregrine and the Company, respectively, until Peregrine has received $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company also will be required to pay Peregrine an additional licensing fee of $1 million in cash and will purchase an additional $1 million in Peregrine common stock upon the filing of an Investigational New Drug Application for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and the Company will share equally any royalty income or profit from the joint venture.

5.  Commitments and Contingencies

Leases

The Company leases premises in facilities in the Boston area and Stockholm, Sweden. Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $228,000, $202,000 and $251,000, respectively.

The minimum annual rent commitments for the above leases are as follows:

      2001                    $  294,000
      2002                       294,000
      2003                       295,000
      2004                       295,000
      2005                       306,000
      Thereafter               1,500,000
                              ----------
                              $2,984,000
                              ==========

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

                                  OXiGENE, Inc.

5.  Commitments and Contingencies (continued)

The Company has another license agreement to patent rights to a certain product. The agreement requires the Company to pay royalties, as defined, based on revenues received by the Company in respect to the specified product. This license expires in October, 2011 and the product has not yet been commercially developed.

On April 14, 2000, the Company entered into a licensing agreement to license certain technology to a pharmaceutical company. The agreement entitles the Company to share proceeds under subsequent sublicensing and receive royalties, as defined. Under the licensing agreement, the Company is obligated to pay 50% of development costs up to $200,000.

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

6.  Related Party Transactions

The Company has consulting agreements with certain organizations whose principal stockholders are officers of the Company. Consulting fees paid to such organizations amounted to approximately $330,000, $482,000 and $156,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

During 1998, 1999 and 2000, the Company incurred approximately $301,000, $339,000 and $398,000, respectively, in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

7.  Foreign Operations

Summary financial information for assets, liabilities at December 31, 1998, 1999 and 2000 and expenses and net loss for the years then ended related to foreign operations are as follows:

                                                               December 31
                               1998              1999            2000
                        ----------------------------------------------------

Assets                  $    32,512,000    $    21,043,000  $    26,644,000
Liabilities                   1,600,000            776,000          597,000
Expenses                      8,654,000          5,871,000        4,542,000
Net loss                      8,639,000          5,865,000        2,535,000


Foreign exchange gains for the years ended December 31, 1998, 1999, and 2000 were not significant.

                                  OXiGENE, Inc.

8.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                   Three months ended,
                                        --------------------------------------------------------------------------
                                           March 31,           June 30,        September 30,      December 31,
                                             2000                2000              2000               2000
                                        --------------------------------------------------------------------------
Licensing revenue                       $       483,000     $     380,000     $     384,000      $     448,000
Interest income                                 449,000           529,000           499,000            445,000
                                        ---------------     -------------     -------------      -------------
Total revenues                                  932,000           909,000           883,000            893,000

Costs relating to licensing revenue             347,000           249,000           250,000            316,000
Net loss                                     (2,820,000)       (1,495,000)       (2,689,000)        (2,083,000)
Basic and diluted net
   loss per share                       $         (0.25)    $       (0.13)    $       (0.24)     $       (0.19)


                                                                   Three months ended,
                                        --------------------------------------------------------------------------
                                           March 31,           June 30,        September 30,      December 31,
                                             1999                1999              1999                1999
                                        --------------------------------------------------------------------------
Licensing revenue                       $             -     $           -     $           -      $   1,272,000
Interest income                                 375,000           337,000           312,000            317,000
                                        ---------------     -------------     -------------      -------------
Total revenues                                  375,000           337,000           312,000          1,589,000

Costs relating to licensing revenue                   -                 -                 -          1,250,000
Net loss                                     (1,853,000)       (2,444,000)       (3,239,000)        (2,913,000)
Basic and diluted net
   loss per share                       $         (0.18)    $       (0.24)    $       (0.32)     $       (0.28)