Form 10-Q
period 2001-03-31
OXIGENE INC
filed 2001-05-15
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______


                         Commission File Number: 0-21990


                                  OXiGENE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                      13-3679168
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)


                               321 Arsenal Street
                              Watertown, MA 02472
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 673-7800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2001 there were 11,373,593 shares of the Registrant's Common Stock issued and outstanding.

                                  OXiGENE, INC.

                Cautionary Factors that may Affect Future Results
                -------------------------------------------------

Our disclosure and analysis in this report contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. These include statements, among others, related to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies, such as financial results.

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other written and oral statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Among the uncertainties that may cause differences include, but are not limited to, the availability of necessary funds and the ability to raise capital when needed and on reasonable terms, conducting successful clinical trials, developing the necessary manufacturing processes, gaining all necessary regulatory approvals and protecting the intellectual property developed through our joint venture with Peregrine Pharmaceuticals (formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports to the Securities and Exchange Commission including our 10-Q, 8-K and 10-K reports. Our filings list various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements................................................1
           Condensed Consolidated Balance Sheets.............................2
           Condensed Consolidated Statements of Operations...................3
           Condensed Consolidated Statements of Cash Flows...................4
           Notes to Condensed Consolidated Financial Statements..............5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........10


PART II - OTHER INFORMATION.................................................11

Item 1.  Legal Proceedings..................................................11

Item 2.  Changes in Securities..............................................11

Item 3.  Defaults Upon Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of Security Holders................11

Item 5.  Other Information..................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................11


SIGNATURES..................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by OXiGENE, Inc. (OXiGENE or the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, these financial statements contain all adjustments necessary to present fairly the financial position of OXiGENE, Inc. as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and March 31, 2000 and the cash flows for the three months ended March 31, 2001 and March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results of operations and cash flows for any subsequent interim period or for the full year.

                                  OXIGENE, INC.
                      Condensed Consolidated Balance Sheets
                (All amounts, except share amounts, in thousands)

                                                March 31,        December 31,
                                                  2001               2000
                                                ---------        ------------
                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $ 24,525           $ 27,063
  Available-for-sale security                        859                549
  Prepaid expenses                                   432                287
  Interest receivable                                234                277
  Other                                               71                 61
                                                --------           --------
Total current assets                             26,121              28,237

Furniture, fixtures and equipment, at cost           941                827
Accumulated depreciation                            (209)              (173)
                                                --------           --------
Net property and equipment                           732                654

License agreements, net of accumulated
 amortization                                      2,162              2,236
Deposits                                              84                102
                                                --------           --------

Total assets                                    $ 29,099           $ 31,229
                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Amount payable for license agreement -
    current                                     $    268           $    251
  Accrued expenses:
  Research and development expenses                  361                687
  Other accrued expenses                             426                499
  Other payables                                     552                494
                                                --------           --------
Total current liabilities                          1,607              1,931

Amount payable under license agreement -
  noncurrent                                         707                707
Deferred licensing revenue                         7,312              7,445

Stockholders' equity
  Common stock, $0.01 par value:
    Authorized shares - 60,000,000 shares
      Issued and outstanding - 11,373,593
      at March 31, 2001 and
      December 31, 2000                              114                114
  Common stock issuable - 42,000
     shares at March 31, 2001 and
     December 31, 2000                               375                370
  Additional paid-in capital                      82,098             81,984
  Accumulated deficit                            (58,645)           (56,502)
  Accumulated other comprehensive loss              (568)              (973)
  Notes receivable                                (3,657)            (3,609)
  Deferred compensation                             (244)              (238)
                                                --------           --------
Total stockholders' equity                        19,473             21,146
                                                --------           --------
Total liabilities and stockholders' equity      $ 29,099           $ 31,229
                                                ========           ========

The accompanying notes are an integral part of these statements.

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share date)
                                   (Unaudited)


                                                       Three months ended March 31,
                                                          2001             2000
                                                        --------         --------

REVENUES
Licensing revenue                                       $    757         $    483
Interest income                                              352              449
                                                        --------         --------
Total revenues                                             1,109              932

EXPENSES
Costs relating to licensing revenue                          624              347
Amortization of license agreement                             74               25
Research and development                                   1,251            2,477
General and administrative                                 1,187              878
Write-down of available-for-sale security                     99             --
Interest expense                                              17               25
                                                        --------         --------
Total expenses                                             3,252            3,752
                                                        --------         --------

NET LOSS                                                $ (2,143)        $ (2,820)
                                                        ========         ========

NET LOSS PER COMMON SHARE                               $  (0.19)        $  (0.25)
                                                        ========         ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      11,226           11,282
                                                        ========         ========

The accompanying notes are an integral part of these statements.

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                         Three months ended March 31,
                                                             2001            2000
                                                           --------        --------
OPERATING ACTIVITIES
Net loss                                                   $(2,143)        $(2,820)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Write-down of available-for-sale security                     99            --
  Depreciation                                                  43              10
  Compensation related to issuance of warrants,
    options and stock appreciation rights                       66             535
  Amortization of licensing revenue                           (133)           (133)
  Amortization of licensing agreement                           74              24

  Changes in operating assets and liabilities:
    Accounts receivable - license agreement                   --             9,250
    Prepaid expenses and other current assets                 (129)            445
    Amounts payable for license agreement                       17              25
    Accounts payable and accrued expenses                     (301)           (584)
                                                           -------         -------
Net cash (used in) provided by operating activities         (2,407)          6,752
                                                           -------         -------

FINANCING ACTIVITIES

Proceeds from issuance of common stock and
  capital contribution                                        --               371
                                                           -------         -------
Net cash provided by financing activities                     --               371
                                                           -------         -------

INVESTING ACTIVITIES
Deposits                                                        18             (74)
Purchase of furniture, fixture and equipment                  (125)             (5)
                                                           -------         -------
Net cash provided by (used in) investing activities           (107)            (79)
                                                           -------         -------

Effect of exchange rate on changes in cash                     (24)            (11)
                                                           -------         -------

Net decrease/increase in cash and cash equivalents          (2,538)          7,033
Cash and cash equivalents at beginning of period            27,063          30,448
                                                           -------         -------

Cash and cash equivalents at end of period                 $24,525         $37,481
                                                           =======         =======


The accompanying notes are an integral part of these statements.

                                  OXIGENE, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001


1.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

COMPREHENSIVE INCOME

During the three months ended March 31, 2001 and 2000, total comprehensive loss amounted to $1,738,000 and $2,874,000, respectively.

                                  OXIGENE, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001


2.    STOCKHOLDER'S EQUITY

The market value of the Company's Common Stock at March 31, 2001 was lower than the exercise price of issued SAR's. Accordingly, there was no financial reporting impact for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company recorded stock-based compensation expense of approximately $66,000 in connection with options issued to non-employees in the prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

OXiGENE is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company's activities initially were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company's efforts have focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents ("VTA"). Additionally, the Company is investigating certain of its developmental stage products for anti-inflammatory agents and other applications such as ocular neo-vascularization and skin disorders.

OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions and other organizations, particularly the University of Lund (Lund, Sweden), Baylor University (Waco, Texas), the Danish Cancer Society (Aarhus, Denmark), the Gray Laboratory Cancer Research Trust (Middlesex, United Kingdom) and Arizona State University (Tempe, Arizona). Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable companies.

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

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals ("Peregrine") (formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC ("ARCUS") to develop and commercialize VTA technologies. ARCUS retains patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function of the tumor vessels. Under the terms of the agreement, Peregrine will supply its intellectual property to the joint venture, and OXiGENE will provide licenses with respect to its next generation tubulin-binding compounds for use in conjunction with a Peregrine antibody and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Peregrine's common stock. Peregrine has filed a registration statement covering the resale of such shares under the Securities Act of 1933 by OXiGENE which has been declared effective; however, there can be no assurance that OXiGENE will be able to sell such shares on favorable terms, if at all. Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Peregrine and 25% to the Company until Peregrine has reached $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Peregrine $1 million in cash and purchase an additional $1 million in Peregrine common stock upon the filing of an Investigational New Drug application for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and OXiGENE will share equally any royalty income or profit from the joint venture.

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

OXiGENE has generated a cumulative net loss of approximately $58.6 million for the period from its inception through March 31, 2001. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of March 31, 2001, OXiGENE had no long-term debt or loans payable except for certain liabilities under the licensing agreement.



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

During the three-month periods ended March 31, 2001 and 2000, the Company had licensing revenue of $0.8 million and $0.5 million, respectively, and approximately $0.4 million and $0.4 million in interest income, respectively. The $0.3 million increase in licensing revenue between March 31, 2000 and 2001 is due to the BMS Sub-License Agreement, under which approximately $0.6 million of research and development expenses in the three months ended March 31, 2001, compared to $0.3 million in the respective period in 2000, were recoverable and, accordingly, classified as licensing revenue and costs relating to licensing revenue.

EXPENSES

Total expenses for the three month periods ended March 31, 2001 and 2000 were approximately $3.3 million and $3.8 million, respectively. The decrease in total expenses is primarily attributable to a reduction in R&D spending, which is a result of BMS absorbing the clinical and development related costs associated with Combretastatin A4 Prodrug ("CA4P"), partially offset by higher general and administrative expenses. Research and development expenses for the three month period ended March 31, 2001 decreased to approximately $1.3 million from approximately $2.5 million for the comparable 2000 period. The costs associated with the Phase I clinical trials for CA4P and Declopramide were significantly reduced for the three month period ended March 31, 2001 as compared to the same period in 2000. The Company recorded non-cash charges related to the stock appreciation rights ("SARs") previously granted by the Company to certain clinical investigators and consultants and non-qualified stock options ("NQSOs") granted to certain non-employee consultants and advisory board members. Because the fair market value of the Company's Common Stock at March 31, 2001 was lower than the SARs' exercise price, there were no charges related to SARs during the three months ended March 31, 2001. During the three months ended March 31, 2000, a $116,000 charge was recorded regarding the SARs. During the three months ended March 31, 2001 and 2000, the Company recorded approximately $66,000 and $419,000, respectively, of research and development expenses related to the fair value of the NQSOs vested during the respective period. Without giving effect to the charges related to SARs or NQSOs, research and development expenses for the three months ended March 31, 2001 decreased by approximately $757,000, compared to the comparable 2000 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs and NQSOs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the three-month period ended March 31, 2001 amounted to approximately $1.2 million compared to $0.9 million for the comparable 2000 period. The higher general and administrative expenses related to the transfer of functions from our Swedish offices to our new corporate headquarters in Watertown, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except for the year ended December 31, 2000, and, as of March 31, 2001, had an accumulated deficit of approximately $58.6 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing and the exercise of warrants and stock options.

The Company had cash and cash equivalents of approximately $24.5 million at March 31, 2001, compared to approximately $27.1 million at December 31, 2000. The decrease in cash and cash equivalents of $2.6 million was primarily attributable to the funding of the basic research programs associated with the next generation of tubulin binding vascular targeting agents and costs associated with ARCUS for the development of antibody VTA's.

OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. In October 2000, the Company announced that the corporate headquarter was moving to Watertown, MA, from Stockholm and that the Stockholm office will close during 2001. The Company makes quarterly payments to the University of Lund, Lund, Sweden, and Baylor University Waco, TX, for pre-clinical research.

The Company anticipates that its cash and cash equivalents as of March 31, 2001, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 24 months. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of March 31, 2001.

TAX MATTERS

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $76.8 million for U.S. and foreign income tax purposes, of which $45.9 million expires for U.S. purposes through 2020. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars. The Company does not have any other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances may require.

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

None.

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

                None

          (b)   Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OXiGENE, INC.
                                  (Registrant)



                                  By /s/ Frederick Driscoll
                                     -------------------------------------------
                                     Frederick Driscoll, President of Operations
                                     and Finance (Principal Financial Officer)

Date:  May 15, 2001