Form 10-Q
period 2001-06-30
OXIGENE INC
filed 2001-08-14
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

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


                                 (617) 673-7800
--------------------------------------------------------------------------------
                     (Telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 3, 2001, there were 11,373,593 shares of the Registrant's Common Stock issued and outstanding and 42,000 shares of the Registrant's Common Stock issuable but not outstanding.

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

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other written and oral statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Among the uncertainties that may cause differences include, but are not limited to, the availability of necessary funds and the ability to raise capital when needed and on reasonable terms, the efficacy of our technology and its efficacy at acceptable dosage levels, developing the necessary manufacturing processes, gaining all necessary regulatory approvals and protecting the intellectual property developed through our joint venture with Peregrine Pharmaceuticals (formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC.

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

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...............................................1

   Item 1. Financial Statements..............................................1
           Condensed Consolidated Balance Sheets.............................1
           Condensed Consolidated Statements of Operations...................2
           Condensed Consolidated Statements of Cash Flows...................3
           Notes to Condensed Consolidated Financial Statements..............4
   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................5
   Item 3. Quantitative and Qualitative Disclosures about Market Risks.......9

PART II - OTHER INFORMATION.................................................10
   Item 1. Legal Proceedings................................................10
   Item 2. Changes in Securities and Use of Proceeds........................10
   Item 3. Defaults upon Senior Securities..................................10
   Item 4. Submission of Matters to a Vote of Security Holders..............10
   Item 5. Other Information................................................11
   Item 6. Exhibits and Reports on Form 8-K.................................11

Signatures..................................................................12

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                  OXIGENE, INC.
                      Condensed Consolidated Balance Sheets
          (All amounts, except share amounts, in thousands of dollars)


                                                  (Unaudited)
                                                    June 30,        December 31,
                                                      2001             2000
                                                  -----------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                        $ 22,802         $ 27,063
   Available-for-sale security                           -0-              549
   Prepaid expenses                                      111              287
   Interest receivable                                   147              277
   Other                                                  65               61
                                                    --------         --------

Total current assets                                  23,125           28,237

Furniture, fixtures and equipment, at cost               956              827
Accumulated depreciation                                (259)            (173)
                                                    --------         --------
Net property and equipment                               697              654

License agreements, net of accumulated
  amortization                                         2,088            2,236
Deposits                                                  85              102
                                                    --------         --------

Total assets                                        $ 25,995         $ 31,229
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Amount payable under sub-license
     agreement - current                            $    255         $    251
   Accrued expenses:
        Research and development expenses                420              687
        Other accrued expenses                           290              499
        Other payables                                   478              494
                                                    --------         --------
Total current liabilities                              1,443            1,931

Amount payable under sub-license agreement
   - noncurrent                                          577              707
Deferred licensing revenue                             7,178            7,445

Stockholders' equity
   Common stock, $0.01 par value:
   Authorized shares - 60,000,000 shares
    Issued and outstanding - 11,373,593 at
      June 30, 2001 and December 31, 2000                114              114
   Common stock issuable - 42,000 shares at
      June 30, 2001 and December 31, 2000                380              370
   Additional paid-in capital                         82,113           81,984
   Accumulated deficit                               (62,384)         (56,502)
   Accumulated other comprehensive income
     (loss)                                              454             (973)
   Notes receivable                                   (3,705)          (3,609)
   Deferred compensation                                (175)            (238)
                                                    --------         --------
Total stockholders' equity                            16,797           21,146
                                                    --------         --------

Total liabilities and stockholders' equity          $ 25,995         $ 31,229

The accompanying notes are an integral part of this statement.

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                             Three months ended                Six months ended
                                                  June 30,                         June 30,
                                         -------------------------         -------------------------
                                           2001             2000             2001             2000
                                         --------         --------         --------         --------

REVENUES

Licensing revenue                        $    491         $    380         $  1,248         $    863
Unrealized gain on
  short-term investment                       -0-              267              -0-              267
Interest income                               166              529              518              978
                                         --------         --------         --------         --------

Total revenues                                657            1,176            1,766            2,108

EXPENSES

Costs relating to
  licensing revenue                           358              249              982              596
Amortization of license agreement              74               24              148               49
Research and development                    2,021            1,780            3,272            4,257
General and administrative                  1,472              586            2,659            1,464
Loss on sale and write-down of
  available-for-sale security                 452              -0-              551              -0-
Interest expense                               19               32               36               57
                                         --------         --------         --------         --------

Total expenses                              4,396            2,671            7,648            6,423
                                         --------         --------         --------         --------

NET LOSS                                 $ (3,739)        $ (1,495)        $ (5,882)        $ (4,315)
                                         ========         ========         ========         ========


NET LOSS                                 $ (3,739)        $ (1,495)        $ (5,882)        $ (4,315)

OTHER COMPREHENSIVE LOSS:
  Unrealized loss from available-
   for-sale security including
   reclassification adjustment
   for loss included in net loss            1,041              -0-            1,451              -0-
  Foreign currency translation
   adjustment                                 (19)            (249)             (24)            (303)
                                         --------         --------         --------         --------

Total other comprehensive
 income (loss)                              1,022             (249)           1,427             (303)
                                         --------         --------         --------         --------

COMPREHENSIVE LOSS                       $ (2,717)        $ (1,744)        $ (4,455)        $ (4,618)
                                         ========         ========         ========         ========

NET LOSS PER COMMON SHARE                $  (0.33)        $  (0.13)        $  (0.52)        $  (0.38)
                                         ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                11,233           11,310           11,226           11,296
                                         ========         ========         ========         ========


The accompanying notes are an integral part of this statement.

                                  OXIGENE, INC.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)


                                                                Six months ended
                                                                    June 30,
                                                              2001             2000
                                                            --------         --------

OPERATING ACTIVITIES

Net loss                                                    $ (5,882)        $ (4,315)
Adjustment to reconcile net loss to cash (used in)
   provided by operating activities:
  Unrealized gain on short-term investment                       -0-             (267)
  Loss on sale and write-down of
   available-for-sale security                                   551              -0-
  Depreciation                                                    87               28
  Compensation related to issuance of options and
   stock appreciation rights                                     105              110
  Amortization of licensing revenue                             (267)            (267)
  Amortization of licensing agreement                            148               49

  Changes in operating assets and liabilities:
   Accounts receivable - license agreement                       -0-            9,250
   Prepaid expenses and other current assets                     281              560
   Accounts payable and accrued expenses                        (430)          (1,268)
                                                            --------         --------

Net cash (used in) provided by operating activities           (5,407)           3,880

FINANCING ACTIVITIES
Proceeds from issuance of common stock and capital
  contribution                                                   -0-              357
                                                            --------         --------
Net cash provided by financing activities                        -0-              357

INVESTING ACTIVITIES
Investment in joint venture                                      -0-           (1,000)
Amounts paid for licensing agreement                            (126)            (102)
Short-term investment                                            -0-           (2,000)
Proceeds from sale of available-for-sale security              1,449              -0-
Deposits                                                          17              (74)
Purchase of furniture, fixture and equipment                    (141)             (97)
                                                            --------         --------
Net cash provided by (used in) investing activities            1,199           (3,273)

Effect of exchange rate on changes in cash                       (53)            (269)
                                                            --------         --------

Net (decrease) increase in cash and cash equivalents          (4,261)             695
Cash and cash equivalents at beginning of period              27,063           30,448
                                                            --------         --------

Cash and cash equivalents at end of period                  $ 22,802         $ 31,143
                                                            ========         ========


The accompanying notes are an integral part of this statement.

                                  OXIGENE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.   NET LOSS PER SHARE

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

3.   STOCKHOLDERS' EQUITY

The market value of the Company's Common Stock at June 30, 2001 was lower than the exercise price of issued SAR's. Accordingly, there was no financial reporting impact for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company recorded stock-based compensation expense of approximately $105,000 in connection with options issued to non-employees in the prior years. In connection with the write-down and sale of available-for-sale security in March and June 2001, respectively, the Company reclassified from accumulated other comprehensive loss into earnings for the six-month period ended June 30, 2001, all related unrealized holding loss as of December 31, 2000 of approximately $1,451,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

OXiGENE is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company's activities initially were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In recent years, however, the Company's efforts have focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents ("VTA"). Additionally, the Company is investigating whether certain of its developmental-stage products may have a use as anti-inflammatory agents and in other applications such as treating ocular neo-vascularization and skin disorders.

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

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals ("Peregrine") (formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC ("ARCUS") to develop and commercialize VTA technologies. ARCUS retains patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function of the tumor vessels. Under the terms of the agreement, Peregrine will supply its intellectual property to the joint venture, and OXiGENE will provide licenses with respect to its next generation tubulin-binding compounds for use in conjunction with a Peregrine antibody and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Peregrine's common stock, all of which were sold by the end of June 2001 with the Company recording a loss on the sale and write-down of available-for-sale security of approximately $0.6 million for the six months ended June 30, 2001. Under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture will be allocated 75% to Peregrine and 25% to the Company until Peregrine has reached $10 million in sublicense fee revenues. Thereafter, the joint venture partners will share licensing fees on an equal basis. The Company will also be required to pay Peregrine $1 million in cash and purchase an additional $1 million in Peregrine common stock upon the filing of an Investigational New Drug application for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and OXiGENE will share equally any royalty income or profit from the joint venture.

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

The Company completed the sale of its Nicoplex and Thiol test products to CampaMed LLC ("CampaMed") on July 2, 2001. Under the terms of the agreement, CampaMed will provide up to $3.3 million in future installment payments based upon sales of the products. In addition, OXiGENE was granted a 10% equity position in CampaMed.

During the second quarter of 2001, the Company completed the transition of its scientific, administrative and financial functions to its Watertown, Massachusetts offices. As part of the move, OXiGENE Chairman and CEO, Bjorn Nordenvall, M.D., Ph.D., relocated to Boston, Massachusetts from Sweden.

OXiGENE has generated a cumulative net loss of approximately $62.4 million for the period from its inception through June 30, 2001. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of June 30, 2001, OXiGENE had no long-term debt or loans payable except for certain liabilities under the Sub-License Agreement.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

During the three months ended June 30, 2001 and 2000, the Company had licensing revenue of approximately $0.5 million and approximately $0.4 million, respectively, and approximately $0.2 million and approximately $0.5 million in interest income, respectively.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001 and 2000, the Company had licensing revenue of approximately $1.2 million and approximately $0.9 million, respectively, and approximately $0.5 million and approximately $1.0 million in interest income, respectively. The approximate $0.3 million increase in licensing revenue between June 30, 2000 and 2001 is due to the BMS Sub-License Agreement, under which approximately $1.0 million of research and development expenses in the six months ended June 30, 2001, compared to approximately $0.6 million in the respective period in 2000, were recoverable and, accordingly, classified as licensing revenue and costs relating to licensing revenue.

EXPENSES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Total expenses for the three months ended June 30, 2001 amounted to approximately $4.4 million, compared to approximately $2.7 million for the comparable 2000 period. Research and development expenses increased to approximately $2.0 million from approximately $1.8 million for the comparable 2000 period. The Company recorded a loss on the sale of available-for-sale security totaling approximately $0.5 million for the three months ended June 30, 2001 related to Peregrine stock previously purchased pursuant to the Company's joint venture agreement with Peregrine. No sales of Peregrine stock were made in the comparable 2000 period. General and administrative expenses for the three months ended June 30, 2001 increased to approximately $1.5 million from approximately $0.6 million for the comparable 2000 period. The higher general and administrative expenses related to higher costs associated with the Company's new corporate headquarters in Watertown, Massachusetts following the transfer of functions from the Company's Swedish offices and non-recurring administrative and advisory expenses.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Operating expenses for the six months ended June 30, 2001 and 2000 were approximately $7.6 million and approximately $6.4 million, respectively. The increase in total expenses is primarily attributable to higher general and administrative costs associated with the Company's new corporate headquarters in Watertown, Massachusetts following the transfer of functions from the Company's Swedish offices and a loss on the sale and write-down of available-for-sale security of Peregrine of approximately $0.6 million. Research and development expenses for the six-month period ended June 30, 2001 decreased to approximately $3.3 million from approximately $4.3 million for the comparable 2000 period. The costs associated with the Phase I clinical trials for CA4P and Declopramide were significantly reduced for the six-month period ended June 30, 2001 as compared to the same period in 2000. The Company records non-cash charges related to the stock appreciation rights ("SARs") previously granted by the Company to certain clinical investigators and consultants and non-qualified stock options ("NQSOs") granted to certain non-employee consultants and advisory board members. Because the market value of the Company's Common Stock at June 30, 2001 was lower than the SARs' exercise price, there were no charges related to SARs during the six months ended June 30, 2001. Similarly, because the market value of the Company's Common Stock at June 30, 2000 was lower than the market value on December 31, 1999, the charge previously recorded for financial reporting purposes decreased by approximately $0.1 million for the six months ended June 30, 2000. During the six months ended June 30, 2001 and 2000, the Company recorded approximately $0.1 million and approximately $0.3 million, respectively, of research and development expenses related to the fair value of the NQSOs vested during the respective period. Without giving effect to the charges related to SARs or NQSOs, research and development expenses for the six months ended June 30, 2001 decreased by approximately $1.0 million, compared to the comparable 2000 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs and NQSOs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the six-month period ended June 30, 2001 amounted to approximately $2.7 million compared to approximately $1.5 million for the comparable 2000 period. The higher general and administrative expenses related to higher costs associated with the Company's new corporate headquarters in Watertown, Massachusetts following the transfer of functions from the Company's Swedish offices and non-recurring administrative and advisory expenses.

LIQUIDITY AND CAPITAL RESOURCES

OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except for the year ended December 31, 2000, and, as of June 30, 2001, had an accumulated deficit of approximately $62.4 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing and the exercise of warrants and stock options.

The Company had cash and cash equivalents of approximately $22.8 million at June 30, 2001, compared to approximately $27.1 million at December 31, 2000. The decrease in cash and cash equivalents of approximately $4.3 million was primarily attributable to the funding of the basic research programs associated with the next generation of tubulin binding vascular targeting agents and costs associated with ARCUS for the development of antibody VTA's.

OXiGENE's policy is to contain its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, preclinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, and Baylor University, Waco, TX, for pre-clinical research.

The Company anticipates that its cash and cash equivalents as of June 30, 2001, should be sufficient to satisfy the Company's projected cash requirements as of that date for the foreseeable future. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the progress with preclinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources the Company devotes to manufacturing methods and advanced technologies; the ability of the Company to obtain collaborative or licensing arrangements; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for its products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of June 30, 2001.

TAX MATTERS

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $76.8 million for U.S. and foreign income tax purposes, of which approximately $45.9 million expires for U.S. purposes through 2020. The utilization of approximately $2.5 million of such U.S. net operating losses is subject to an annual limitation, pursuant to Section 382 of the U.S. Internal Revenue Code, of approximately $350,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2001, the Company held its Annual Meeting of Stockholders (the "Meeting") at the Company's principal offices in Watertown, Massachusetts. On April 12, 2001, the record date, there were 11,373,593 shares of outstanding Common Stock of the Company that could be voted at the Meeting. A total of 10,401,175 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Professor Marvin H. Caruthers, Joel-Tomas Citron, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Dr. Bjorn Nordenvall, Dr. Ronald W. Pero and Per-Olof Soderberg, were elected as follows:

-----------------------------------------------------------------------------------------
Name of Director                       Votes For                     Votes Against
-----------------------------------------------------------------------------------------
                           Number of         Percentage of    Number of     Percentage of
                             Shares              Vote          Shares           Vote
-----------------------------------------------------------------------------------------
Marvin H. Caruthers        10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Joel-Tomas Citron          10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Gerald A. Eppner           10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Michael Ionata             10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Arthur B. Laffer           10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Bjorn Nordenvall           10,359,343           99.60%         41,832           0.40%
-----------------------------------------------------------------------------------------
Ronald W. Pero             10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------
Per-Olof Soderberg         10,360,643           99.61%         40,532           0.39%
-----------------------------------------------------------------------------------------


At the Meeting, the Company's stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001, with 10,370,792 votes or 99.71% cast in favor, 6,062 votes against, and 24,321 abstentions.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             None.

        (b)  Reports on Form 8-K.

             The Company filed no reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OXiGENE, INC.
                                        (Registrant)


   Date:   August 14, 2001              By: /s/ Frederick Driscoll
                                           -------------------------------------
                                           Frederick Driscoll, President of
                                           Operations and Finance (Principal
                                           Financial Officer)