Form 10-Q
period 2001-09-30
OXIGENE INC
filed 2001-11-14
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

                         Commission File Number: 0-21990

                                  OXiGENE, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3679168
 ------------------------------                             ------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

                               321 ARSENAL STREET
                               WATERTOWN, MA 02472
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 673-7800
                      -------------------------------------
                     (Telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2001, there were 11,432,093 shares of the Registrant's common stock issued and outstanding.

                                  OXiGENE, INC.

               Cautionary Factors that may Affect Future Results
               -------------------------------------------------

     Our disclosure and analysis in this report contain "forward-looking statements." Forward-looking statements give management's current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. These include statements, among others, relating to our planned future actions, our research and development plans, our prospective products or product approvals, our beliefs with respect to the sufficiency of our cash and cash equivalents, plans with respect to funding operations, projected expense levels, and the outcome of contingencies, such as future financial results, and our negotiations with Bristol-Myers Squibb regarding the terms of the termination of our research collaboration and license agreement.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. The uncertainties that may cause differences include, but are not limited to, the ability of the Company to obtain collaborative or licensing arrangements; the availability of necessary funds and our ability to raise capital when needed and on reasonable terms, or at all; the efficacy of our potential products and their efficacy at acceptable dosage levels; developing or contracting for the necessary manufacturing processes; gaining necessary regulatory approvals and protecting our intellectual property including that developed through our joint venture with Peregrine Pharmaceuticals (formerly Techniclone Corporation), ARCUS Therapeutics, LLC, and the impact of competition and technological advances on our planned products.

     We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission including our 10-Q, 8-K and 10-K reports. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION.................................................1
     Item 1.  Financial Statements.............................................1
               Condensed Consolidated Balance Sheets...........................1
               Condensed Consolidated Statements of Operations.................2
               Condensed Consolidated Statements of Cash Flows.................3
               Notes to Condensed Consolidated Financial Statements............4
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................4
     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....10
PART II - OTHER INFORMATION...................................................11
     Item 1.  Legal Proceedings...............................................11
     Item 2.  Changes in Securities and Use of Proceeds.......................11
     Item 3.  Defaults upon Senior Securities.................................11
     Item 4.  Submission of Matters to a Vote of Security Holders.............11
     Item 5.  Other Information...............................................11
     Item 6.  Exhibits and Reports on Form 8-K................................11

Signatures....................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  OXiGENE, Inc.
                      Condensed Consolidated Balance Sheets
                (All amounts, except share amounts, in thousands)

                                                                                 (Unaudited)
                                                                                 September 30,    December 31,
                                                                                     2001             2000
                                                                                     ----             ----
Assets
Current assets:
    Cash and cash equivalents                                                       $20,749          $27,063
    Available-for-sale security                                                          -0-             549
    Prepaid expenses                                                                    668              287
    Interest receivable                                                                 105              277
    Other current assets                                                                 97               61
                                                                                    -------          -------
Total current assets                                                                 21,619           28,237

Property and equipment, at cost                                                         939              827
Accumulated depreciation                                                               (269)            (173)
                                                                                    -------          -------
Net property and equipment                                                              670              654

License agreements, net of accumulated amortization                                   2,013            2,236
Deposits                                                                                 86              102
                                                                                    -------          -------
Total assets                                                                        $24,388          $31,229
                                                                                    =======          =======

Liabilities and stockholders' equity Current liabilities:
    Amount payable under license agreement - current                                $   256          $   251
    Accrued expenses for research and development                                       834              687
    Other accrued expenses                                                              231              499
    Other payables                                                                      785              494
                                                                                    -------          -------
Total current liabilities                                                             2,106            1,931
                                                                                    -------          -------

Amount payable under license agreement - non-current                                    594              707
Deferred licensing revenue                                                            7,045            7,445

Stockholders' equity:
    Common stock, $0.01 par value:
     Authorized shares - 60,000,000 shares
      Issued and outstanding - 11,432,093 and 11,373,593 at
      September 30, 2001 and December 31, 2000, respectively                            114              114
    Common stock, issuable - 0 and 42,000 shares at
      September 30,2001 and December 31, 2000, respectively                              -0-             370
    Additional paid-in capital                                                       82,457           81,984
    Accumulated deficit                                                             (64,424)         (56,502)
    Accumulated other comprehensive income (loss)                                       387             (973)
    Notes receivable                                                                 (3,860)          (3,609)
    Deferred compensation                                                               (31)            (238)
                                                                                    -------          -------
Total stockholders' equity                                                           14,643           21,146
                                                                                    -------          -------
Total liabilities and stockholders' equity                                          $24,388          $31,229
                                                                                    =======          =======


The accompanying notes are an integral part of this statement.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended                      Nine months ended
                                                        September 30,                           September 30,
                                                  2001                2000                2001                2000
                                                  ----                ----                ----                ----
Revenues

Licensing revenue                              $   454             $   384             $ 1,702             $ 1,247
Interest income                                    123                 499                 641               1,477
                                               -------             -------             -------             -------
Total revenues                                     577                 883               2,343               2,724

Expenses

Costs relating to licensing revenue                320                 250               1,302                 846
Amortization of license agreement                   75                  99                 223                 148
Research and development                         1,096               2,048               4,368               6,305
General and administrative                       1,105                 885               3,764               2,349
Loss on sale and write-down of
  available-for-sale security                       -0-                267                 551                  -0-
Interest expense                                    21                  23                  57                  80
                                               -------             -------             -------             -------
Total expenses                                   2,617               3,572              10,265               9,728
                                               -------             -------             -------             -------
Net loss                                       $(2,040)            $(2,689)            $(7,922)            $(7,004)
                                               =======             =======             =======             =======



Net loss per common share                      $ (0.18)            $ (0.24)            $ (0.70)            $ (0.62)
                                               =======             =======             =======             =======
Weighted average number of common
   shares outstanding                           11,331              11,322              11,260              11,305
                                               =======             =======             =======             =======




Net Loss                                       $(2,040)            $(2,689)            $(7,922)            $(7,004)

Other comprehensive loss:
     Unrealized loss from available-
       for-sale security including
       reclassification adjustment
       for loss included in net loss                -0-               (574)              1,451                (574)
     Foreign currency translation
       adjustment                                  (67)                215                 (91)                (89)
                                               -------             -------             -------             -------
Total other comprehensive (loss) income            (67)               (359)              1,360                (663)
                                               -------             -------             -------             -------
Comprehensive loss                             $(2,107)            $(3,048)            $(6,562)            $(7,667)
                                               =======             =======             =======             =======


The accompanying notes are an integral part of this statement.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                       2001            2000
                                                                                       ----            ----

Operating Activities
Net loss                                                                            $(7,922)         $(7,004)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
     Loss on sale and write-down of available-for-sale security                         551               -0-
     Depreciation                                                                       131               40
     Abandonment of property and equipment                                               30                4
     Compensation related to issuance of options and stock
       appreciation rights                                                               59              282
     Amortization of licensing revenue                                                 (400)            (400)
     Amortization of licensing agreement                                                223              148

     Changes in operating assets and liabilities:
       Accounts receivable - license agreement                                           -0-           9,250
       Prepaid expenses and other current assets                                       (261)             592
       Accounts payable and accrued expenses                                            235           (1,152)
                                                                                    -------          -------
Net cash (used in) provided by operating activities                                  (7,354)           1,760

Financing Activities

Proceeds from issuance of common stock and capital contribution                          -0-             357
                                                                                    -------          -------
Net cash provided by financing activities                                                -0-             357

Investing Activities

Short-term investment                                                                    -0-          (2,000)
Amounts paid for licensing agreement                                                   (108)          (1,080)
Proceeds from sale of available-for-sale security                                     1,449               -0-
Deposits                                                                                 16              (22)
Purchase of property and equipment                                                     (188)            (138)
                                                                                    -------          -------
Net cash provided by (used in) investing activities                                   1,169           (3,240)

Effect of exchange rate on changes in cash                                             (129)             (66)
                                                                                    -------          -------
Net decrease in cash and cash equivalents                                            (6,314)          (1,189)
Cash and cash equivalents at beginning of period                                     27,063           30,448
                                                                                    -------          -------
Cash and cash equivalents at end of period                                          $20,749          $29,259
                                                                                    =======          =======


The accompanying notes are an integral part of this statement.

                                  OXiGENE, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

1.       Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.       Stockholders' Equity

     The market value of the Company's common stock at September 30, 2001 was lower than the exercise price of issued SAR's. Accordingly, there was no financial reporting impact for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company recorded stock-based compensation expense of approximately $0.1 million in connection with options issued to non-employees in the prior years. In connection with the write-down and sale of available-for-sale security in March and June 2001, respectively, the Company reclassified from accumulated other comprehensive loss into earnings for the nine-month period ended September 30, 2001, the related unrealized holding loss as of December 31, 2000 of approximately $1.5 million.

4.       Subsequent Event

     On October 24, 2001, the Company and Bristol-Myers Squibb Company ("BMS") mutually agreed to terminate the research and development agreement dated December 15, 1999 between the two companies. As a result, the Company regained the development and patent/license rights that were subject of such agreement. Under the termination provisions of the BMS Sub-License Agreement, the Company regained the substantial majority of intellectual property and other rights related to its Combretastatin compounds automatically and without payment of consideration. However, with respect to certain limited property rights related to intellectual property developed by BMS over the term of the collaboration, the Company may be required to pay BMS consideration for such rights. The amount of any payment must be mutually negotiated and agreed upon. The Company is in the early stages of evaluating such property rights and negotiations with BMS regarding the same and the amount of any such consideration cannot be determined at this time. The Company does not believe any such amounts it may be required to pay will be material.

Item.2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and results of Operations as of September 30, 2001 and 2000 and for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that is included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Description of Business

     OXiGENE is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company's activities initially were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In recent years, however, the Company's efforts have focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents ("VTA"). Additionally, the Company is investigating whether certain of its developmental-stage products may have a use as anti-inflammatory agents and in other applications such as treating ocular diseases characterized by neo-vascularization and in stent restenosis.

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

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS") to sub-license the rights to certain patent rights and other know-how and technology to which the Company had an exclusive license (the "Sub-License Agreement"). Pursuant to the terms of the Sub-License Agreement, BMS paid a non-refundable license fee, reimbursed certain expenses incurred by the Company and funded research performed by the Company based on a research program determined by a joint development committee. In addition, BMS was required to pay additional amounts upon certain milestones being reached and royalties on future net sales of products. On October 24, 2001, the Company and BMS mutually agreed to terminate the Sub-License Agreement. As a result the Company regained the development and patent/license rights that were subject of such agreement. Under the termination provisions of the BMS Sub-License Agreement, the Company regained the substantial majority of intellectual property and other rights related to its Combretastatin compounds automatically and without payment of consideration. However, with respect to certain limited property rights related to intellectual property developed by BMS over the term of the collaboration, the Company may be required to pay BMS consideration for such rights. The amount of any payment must be mutually negotiated and agreed upon. The Company is in the early stages of evaluating such property rights and negotiations with BMS regarding the same and the amount of any such consideration cannot be determined at this time. The Company does not believe any such amounts it may be required to pay will be material.

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals ("Peregrine") (formerly Techniclone Corporation), forming ARCUS Therapeutics, LLC ("ARCUS") to develop and commercialize certain VTA technologies. Peregrine has patent rights with respect to certain VTA technologies used in the treatment of solid tumors by disrupting the function of the tumor vessels. These technologies focus on using antibodies to effect targeted delivery of VTA therapies to endothelial cells in tumor blood vessels. Under the terms of the agreement, Peregrine licenses its intellectual property to the joint venture, and OXiGENE provided sub-licenses with respect to its next generation Combretastatin-based tubulin-binding compounds for use in conjunction with a Peregrine antibody and, based on the development success of the joint venture, will be required to spend up to $20 million to fund the development expenses of ARCUS. Any further funding of the joint venture thereafter would be shared by the partners on an equal basis. In addition, the Company has paid Peregrine an upfront licensing fee of $1 million in cash and purchased $2 million, or 585,009 shares, of Peregrine's common stock, all of which were sold by June 30, 2001 with the Company recording a loss on sale and write-down of available-for-sale security of approximately $0.6 million for the nine months ended September 30, 2001. Under the terms of the joint venture agreement, any sub-licensing fees generated by the joint venture initially will be allocated 75% to Peregrine and 25% to the Company until Peregrine has reached $10 million in sub-license fee revenues. Thereafter, the joint venture partners will share sub-licensing fees on an equal basis. The Company is required to pay Peregrine $1 million in cash and purchase an additional $1 million in Peregrine common stock upon the filing of an Investigational New Drug application for the first clinical drug candidate developed by ARCUS. Furthermore, Peregrine and OXiGENE will share equally any royalty income or profit generate by the joint venture.

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

     On July 27, 2001, the Company entered into a materials transfer agreement with JOMED Deutchland GmbH ("JOMED") of Germany to permit JOMED to evaluate the use of OXiGENE's vascular targeting agents in an application on cardiovascular, coronary stents in JOMED's in vitro and animal models to prevent restenosis.

     During the second quarter of 2001, the Company completed the transition of its scientific, administrative and financial functions to its Watertown, Massachusetts offices. As part of the move, OXiGENE Chairman and CEO, Bjorn Nordenvall, M.D., Ph.D., relocated to Boston, Massachusetts from Sweden.

     OXiGENE has generated a cumulative net loss of approximately $64.4 million for the period from its inception through September 30, 2001. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financings and the payment of exercise prices in connection with the exercise of warrants and stock options. Prior to entering into the BMS Sub-License Agreement, the Company had no material amount of licensing or other fee income. As of September 30, 2001, OXiGENE had no long-term debt or loans payable except for certain liabilities under the Sub-License Agreement.

Results of Operations - Three and Nine Months Ended September 30, 2001 and 2000

Revenues

Three Months Ended September 30, 2001 and 2000

     During the three months ended September 30, 2001 and 2000, the Company had licensing revenue of approximately $0.5 million and approximately $0.4 million, respectively, and approximately $0.1 million and approximately $0.5 million in interest income, respectively.

Nine Months Ended September 30, 2001 and 2000

     For the nine months ended September 30, 2001 and 2000, the Company had licensing revenue of approximately $1.7 million and approximately $1.2 million, respectively, and approximately $0.6 million and approximately $1.5 million in interest income, respectively. The approximate $0.5 million increase in licensing revenue is due to approximately $1.3 million of research and development expenses reimbursable under the BMS Sub-License Agreement in the nine months ended September 30, 2001, compared to approximately $0.8 million in the respective period in 2000 and, accordingly, were classified as licensing revenue and costs relating to licensing revenue. Interest income decreased by approximately $0.8 million between the nine-month period ending September 30, 2001 and 2000 due to substantially lower interest rates earned on monies invested. Due to the termination of the BMS Sub-License Agreement, the Company will receive no further licensing revenue from BMS. The Company has deferred licensing revenue pertaining to the BMS Sub-License Agreement of approximately $7.0 million yet to be recognized. In connection with and subject to the terms of the termination agreement to be negotiated between the Company and BMS, the Company expects to finalize this amount as income, net of the amount of consideration, if any, that the Company agrees to pay BMS to acquire certain property rights related to intellectual property developed by BMS over the term of the collaboration. Because of declining interest rates, the continuing general economic shutdown and a reduction in the principal amount invested over time as the Company uses cash to fund operations, the Company expects interest income to continue to decline and remain lower for at least the next several quarters, and possibly longer.

Expenses

Three Months Ended September 30, 2001 and 2000

     Total expenses for the three months ended September 30, 2001 decreased approximately $1.0 million to approximately $2.6 million compared to approximately $3.6 million for the comparable 2000 period. Research and development expenses decreased approximately $1.0 million to approximately $1.1 million from approximately $2.0 million for the comparable 2000 period. The decrease in research and development expenses is attributed to lower costs associated with the clinical trials of CA4P and Declopramide. General and administrative expenses for the three months ended September 30, 2001 increased approximately $0.2 million to approximately $1.1 million from approximately $0.9 million for the comparable 2000 period. The higher general and administrative expenses related to additional administrative staffing added during the period and new strategies concerning public relations and legal matters.

Nine Months Ended September 30, 2001 and 2000

     Operating expenses for the nine months ended September 30, 2001 and 2000 were approximately $10.3 million and $9.7 million, respectively. The increase in total expenses is primarily attributable to higher general and administrative costs associated with the Company's new corporate headquarters in Watertown, Massachusetts following the transfer of functions from the Company's Swedish offices, a loss on the sale and write-down of available-for-sale security of Peregrine of approximately $0.6 million, additional administrative staffing needs for the period, and new strategies concerning public relations and legal matters. Research and development expenses for the nine-month period ended September 30, 2001 decreased approximately $1.9 million to approximately $4.4 million from approximately $6.3 million for the comparable 2000 period. The costs associated with the Phase I clinical trials for CA4P and Declopramide were significantly reduced for the nine-month period ended September 30, 2001 as compared to the same period in 2000. Because the Company has made a business decision to cease further development of Declopramide so that the Company can focus its resources on its Combretastatin compounds, research and development expenses related to Declopramide will decrease in the fourth quarter and cease all together as of the end of fiscal 2001. Research and development expenses related to the Combretastatin compounds are expected to increase in the future as a result of the Company regaining research and development rights upon the termination of the BMS Sub-License Agreement. The Company is actively exploring its options in this area, including the possibility of entering into new collaboration agreements or assuming full cost of developing its Combretastatin compounds for an indeterminate period of time. The Company records non-cash charges related to the stock appreciation rights ("SARs") previously granted by the Company to certain clinical investigators and consultants and non-qualified stock options ("NQSOs") granted to certain non-employee consultants and advisory board members. Because the market value of the Company's common stock at September 30, 2001 was lower than the SARs' exercise price, there were no charges related to SARs during the nine months ended September 30, 2001. Similarly, because the market value of the Company's common stock at September 30, 2000 was lower than the market value on December 31, 1999, the charge related to SAR's previously recorded for financial reporting purposes decreased by approximately $0.1 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, the Company recorded $0.1 million and approximately $0.4 million, respectively, of research and development expenses related to the fair value of the NQSOs vested during the respective period. Without giving effect to the charges related to SARs or NQSOs, research and development expenses for the nine months ended September 30, 2001 decreased by approximately $1.7 million, compared to the comparable 2000 period. Generally, the Company makes payments to its clinical investigators if and when certain predetermined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs and NQSOs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from quarter to quarter. General and administrative expenses for the nine-month period ended September 30, 2001 increased approximately $1.4 million to approximately $3.8 million compared to approximately $2.3 million for the comparable 2000 period. The higher general and administrative expenses related to higher costs associated with the Company's new corporate headquarters in Watertown, Massachusetts following the transfer of functions from the Company's Swedish offices, additional administrative staffing added during the period, and new strategies concerning public relations and legal matters.

Liquidity and Capital Resources

     Except for the year ended December 31, 2000, OXiGENE has experienced net losses and negative cash flow from operations each year since its inception and, as of September 30, 2001, had an accumulated deficit of approximately $64.4 million. The Company expects to incur substantial additional expenses, resulting in significant losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financings and the payment of exercise prices in connection with the exercise of warrants and stock options.

     The Company had cash and cash equivalents of approximately $20.7 million at September 30, 2001, compared to approximately $27.1 million at December 31, 2000. The decrease in cash and cash equivalents of approximately $6.3 million was primarily attributable to the funding of the basic research programs and higher general and administrative expenses.

     OXiGENE's policy is to minimize its fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, and Baylor University, Waco, TX, for pre-clinical research.

     The Company anticipates that its cash and cash equivalents as of September 30, 2001, should be sufficient to satisfy the Company's projected cash requirements as of that date for the foreseeable future. However, working capital and capital requirements may vary materially from those now planned due to numerous factors including, but not limited to, the ability of the Company to obtain collaborative or licensing arrangements and the principal terms of any such agreement; progress with pre-clinical testing and clinical trials; progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the amount of resources the Company devotes to developing manufacturing methods and advanced technologies; the costs of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for products if and when approved. The Company anticipates that it will have to seek substantial additional private or public financing or enter into collaborative arrangements with one or more third parties to complete the development of any products or bring products to market. There can be no assurance that additional financing or the opportunity for collaborations will be available on acceptable terms, if at all. The Company had no material commitments for capital expenditures as of September 30, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               None.

         (b)   Reports on Form 8-K.

               On August 24, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had issued two press releases on August 20, 2001, -- first providing an interim update on the Company's collaboration with Bristol-Myers Squibb to develop Combretastatin compounds as anti-tumor agents and the second announcing that the Company would conduct a conference call on August 20, 2001, to comment on the development of Combretastatin as an anti-tumor agent. Copies of the two press releases and a transcript of the August 20, 2001, conference call were attached as exhibits to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OXiGENE, INC.
                                  (Registrant)


Date: November 14, 2001          By: /s/  Frederick W. Driscoll
                                 -----------------------------------------
                                          Frederick W. Driscoll,
                                          President of Operations
                                          and Finance (Principal Financial
                                          and Accounting Officer)