Form 10-K
period 2001-12-31
OXIGENE INC
filed 2002-03-29
CIK 908259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001

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

 Common Stock, par value $.01 per share          NASDAQ National Market
 --------------------------------------          ----------------------
        Title of Each Class                      Name of Each Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III herein, or any amendment to this Form 10-K. []

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002 was $29,260,195.49 based on the closing price of $2.28 on that date.

     As of March 21, 2002, the aggregate number of outstanding shares of Common Stock of the registrant was 12,636,664.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on June 11, 2002, is incorporated by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

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

                                TABLE OF CONTENTS



PART I.........................................................................4

1. BUSINESS....................................................................4
   INTRODUCTION................................................................4
   PRODUCT DEVELOPMENT AND MARKETING STRATEGY..................................5
   TECHNOLOGY OVERVIEW.........................................................7
   OXIGENE'S CLINICAL TRIAL PROGRAM............................................7
   PRODUCT DEVELOPMENT AND REGULATORY PROCESSES................................8
   RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS....................10
   PATENTS AND TRADE SECRETS..................................................11
   EMPLOYEES..................................................................12
   SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD................12
   COMPETITION................................................................14
   RISK FACTORS...............................................................15
   GLOSSARY OF SCIENTIFIC TERMS...............................................19
2. PROPERTIES.................................................................20
3. LEGAL PROCEEDINGS..........................................................20
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................20

PART II.......................................................................21

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......21
6. SELECTED FINANCIAL DATA....................................................22
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................22
   OVERVIEW...................................................................22
   RESULTS OF OPERATIONS......................................................24
   LIQUIDITY AND CAPITAL RESOURCES............................................26
   CRITICAL ACCOUNTING POLICIES...............................................27
   R&D DISCLOSURE.............................................................28
   TAX MATTERS................................................................28
7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................29
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................29
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE.................................................................29

PART III......................................................................30

10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................30
11.EXECUTIVE COMPENSATION.....................................................30
12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............30
13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................30

PART IV.......................................................................31

14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........31

INDEX TO EXHIBITS.............................................................33

PART I

1. BUSINESS

                                  INTRODUCTION

     OXiGENE, Inc. ("OXiGENE" or the "Company"), The Vascular Targeting Company, is an international biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company's activities initially were directed primarily toward products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, the Company's efforts have focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents ("VTAs" or "VTA"). Certain Company activities are conducted with third parties, either through licensing arrangements, collaborations or joint ventures.

     COMBRETASTATIN.    The   Company's   primary   technology   is   based   on
Combretastatin. Combretastatins are a family of proprietary small molecule anti-tumor vascular targeting agents that attack the existing blood vessels within, and to some extent the blood vessels leading to, a tumor, thereby inhibiting the growth of the tumor, shrinking it and potentially preventing it from metastasizing. Blood vessels in normal tissue are much more resistant to the action of Combretastatin. Combretastatin targets the inner areas and center of the tumor, which are not otherwise readily reached by chemotherapeutic agents or radiation, and is expected thereby also to enhance the efficacy of those forms of treatment. Ultimately, the Company expects to participate in the development of a Combretastatin-based product that will cause the targeted tumors to shrink, acting either alone or in combination with other chemotherapeutic agents or radiation. Currently, OXiGENE has, in various stages of pre-clinical and clinical development, therapeutic product candidates.

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement.

     VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents because they directly target the blood vessels already formed in tumors. Products that are developed as anti-angiogenesis agents attempt to prevent the formation of new tumor blood vessels as opposed to attacking existing blood vessels. The Company believes that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not shrink existing tumors. In contrast, Combretastatin based CA4P appears to slow growth and result in shrinkage of tumors.

     Combretastatins are a family of naturally occurring, highly active substances, of which OXiGENE's lead compound is CA4P. CA4P is an inactive synthetic derivative that becomes activated following entry into the blood stream, and then, targets the tumor's blood vessels. Recent work directed at understanding how Combretastatin works shows CA4P can have dramatic effects on the shape of newly formed endothelial cells, such as those formed in malignant tumors, but less effect on quiescent endothelial cells that are found in healthy, normal tissues. For example, in vitro effects of CA4P on tubulin cytoskeleton and endothelial cell shape include rapid changes in endothelial cell shape that dramatically alter capillary blood flow and, as a result, cause an occlusion of blood vessels within tumors. The eventual result is reduction of blood flow, which is critical to tumor maintenance and growth, and consequently a cascade of tumor cell death by nutrient and oxygen deprivation.

     In December 2001, the Company announced selection of its next generation VTA, Oxi-4503. Oxi-4503 is a VTA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in experimental tumor systems with single agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, Oxi-4503 appears to attack blood vessels in all regions of the tumor including the periphery.

     The Company has developed a synthetic process for the manufacture of Combretastatin phosphates. The Company believes that this synthetic water-soluble Combretastatin can be produced in commercial volumes at a reasonable cost.

     Certain Combretastatins were discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University ("ASU"). ASU has granted the Company an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Specific Combretastatins have been successfully tested in vitro and in vivo in laboratories in the United States and Europe. The Company's most promising Combretastatin product, CA4P, has completed three Phase I clinical trials in the United States and the United Kingdom.

     THE BENZAMIDE PLATFORM. The benzamide technology was originally developed by the Company around the inhibition of DNA repair processes. The third generation benzamide is Declopramide (formerly Oxi-104). Declopramide makes tumor cells more susceptible to radiation damage and/or chemotherapy. As a consequence of the Company's decision to focus on the development of VTA products, which narrowing of focus was announced in connection with the recent developments regarding the mutual termination of the Research Collaboration and License Agreement with BMS for CA4P, the Company has decided to discontinue all further development of the benzamide compounds. The Company licensed to Active Biotech its benzamide technology rights (other than Declopramide) in November 2001.

     GENERAL. The Company is a Delaware corporation that was originally incorporated in the state of New York in 1988 and reincorporated in the state of Delaware in 1992. The Company has its corporate office in the United States at 321 Arsenal Street, Watertown, Massachusetts, 02472, (telephone: 617-673-7800; fax: 617-924-9229).

     In June 2001, the Company finished moving its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. On December 31, 2001, the Company closed its Stockholm, Sweden office, however, the Company continues to maintain its wholly-owned subsidiary, OXiGENE Europe AB, in Sweden. The Company maintains a small employee and facilities base, with administrative and scientific functions, which include among other things; product development, regulatory oversight and clinical testing, being managed from its Watertown, Massachusetts headquarters. Substantial scientific activities are conducted pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally the subject of contracts with third party, specialty enterprises. References in this Annual Report to "OXiGENE" or the "Company" mean OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.

PRODUCT DEVELOPMENT AND MARKETING STRATEGY

     The Company's strategy is to develop innovative therapeutics for oncology and to leverage its technology in the ophthalmology and in-stent restenosis markets. The principle focus of the Company, in the foreseeable future, is to complete the clinical development of its lead compound CA4P, as well as to advance the pre-clinical development of its next generation VTA, Oxi-4053. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research, development and clinical staff. The Company plans to market its products, if and when approved, generally through strategic alliances and joint ventures with unaffiliated pharmaceutical companies.

     In June 1999, the Company entered into a Research Collaboration Agreement with Active Biotech AG ("Active") of Sweden to explore the use of OXiGENE's benzamide and nicotinamide technology (the benzamide technology also being the platform technology for Declopramide) in the treatment of inflammatory diseases. Under the agreement, Active will evaluate the technology's potential as a treatment for inflammatory diseases. Active will conduct research with an option to jointly develop anti-inflammatory drug candidates with OXiGENE upon successful completion of the initial research. In November 2001, the Company announced that it had signed an agreement to license, on a non-exclusive basis, its benzamide technology to Active Biotech for all indications except for the use of the benzamide compound Declopramide.

     In July 2001, the Company announced the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC ("CampaMed"). Under the terms of the agreement, CampaMed will provide up to approximately $3.3 million in future installment payments based upon sales of the products. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement during December 31, 2001.

     In September 2001, the Company entered into a Joint Research Agreement with Jomed N.V. ("Jomed") to research restenosis inhibitors, integrating Jomed's stent technology with the Company's platform of VTAs. Under the agreement, Jomed will fund and perform proof-of-concept studies with the Company's VTAs on drug eluting stents. At the conclusion of the studies, business terms will be negotiated.

     In September 2001, the Company signed a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health, to study the effects of CA4P on an animal model of proliferative diabetic retinopathy, which is an eye disease characterized by aberrant neo-vasculature growth. The cost of this study will be funded by OXiGENE.

     In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement.

     In December 2001, the Company announced the selection of its next generation VTA, Oxi-4503. Oxi-4503 is a VTA with a profile of activity distinct from CA4P in that it appears to be able to cause tumor regressions in experimental tumor systems with single agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of the tumor, Oxi-4503 appears to attack blood vessels in all regions of the tumor including the periphery.

     Additionally, the Company has collaborative arrangements with a number of academic and other research institutions and organizations in the United States and Europe, including:

          o  University of Lund in Lund, Swedenl;
          o  Gray Laboratory Cancer Research Trust in Middlesex, United Kingdom;
          o  University of Florida in Gainesville, Florida;
          o  Baylor University in Waco, Texas;
          o  Arizona State University in Tempe, Arizona.

     See "Research and Development and Collaborative Arrangements."

     While OXiGENE is likely to continue exploring other licensing and development opportunities for its technologies with other companies, as of December 31, 2001, it has no current commitments for any new collaborations and there can be no assurance that the Company:

         (i) will be successful in establishing new collaborative agreements or licensing arrangements;
        (ii) will enter into collaborative arrangements on terms favorable to the Company; or
       (iii) that any current or future licensees will be successful in commercializing products.

     Unless and until the Company enters into any new material collaborations, with respect to CA4P and/or the related Combretastatin family of compounds, the Company intends to advance CA4P through the next stages of clinical trial and development independently.

TECHNOLOGY OVERVIEW

     OXiGENE's technology platform consists of a family of VTAs both in human clinical trials as well as pre-clinical animal experiments.

     COMBRETASTATIN: AN ANTI-TUMOR VASCULAR TARGETING AGENT. Combretastatins are organic small molecules found naturally in the bark of the African Bush Willow, (Combretum caffrum). They were discovered and isolated a decade ago by George R. Pettit, Ph.D. of ASU. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatin. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins commercial rights, which OXiGENE exercised and subsequently signed a license agreement on August 2, 1999.

     OXiGENE's lead Combretastatin family therapeutic candidate, CA4P, is a derivative of the natural Combretastatin A-4 subtype found by Dr. Pettit. It is a member of a relatively new class of drugs; anti-tumor VTAs that can induce extensive cell death within solid tumors by selectively targeting and attacking existing tumor-specific blood vessels. Phase I studies of Combretastatin have been completed in the U.S. and Europe in patients with solid tumors. The Company will conduct additional clinical trials in the cancer therapy field.

     In December 2001, the Company announced selection of its next generation VTA, Oxi-4503. Oxi-4503 is a VTA with a profile of activity that appears distinct from CA4P in that it seems to be able to cause tumor regressions in experimental tumor systems with single agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, Oxi-4503 appears to attack blood vessels in all regions of the tumor including the periphery. Anti-tumor vascular targeting is a cancer therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor VTAs attack a tumor's life support system, a network of existing and emerging blood vessels. Pre-clinical studies have shown that the use of these therapies can cause a tumor to shrink.

     According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90 percent of all cancers, more than 200 types, are solid tumors and, therefore, potential candidates for anti-tumor vascular targeting. Despite advances in treatment with surgery, radiation and chemotherapy, serious problems with those conventional treatments persist. Many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis. Surgery may not be capable of treating certain tumors because of their location, and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. Also, and importantly, chemotherapy and radiation treatment damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, eventually induce drug resistance in the tumor.

     While angiogenesis inhibitors (anti-angiogenesis agents) and anti-tumor VTAs, such as Combretastatin, both target a tumor's blood vessels, they differ in their approach and in their end result. With anti-angiogenesis agents, the aim is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that feed the tumor. As the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. Anti-tumor VTAs, on the other hand, aim to attack tumors by selectively disrupting their existing blood vessel structure, particularly those within the tumor, creating a rapid and irreversible shutdown of these blood vessels. The Company believes that shutting off a tumor's blood supply is an efficient therapeutic strategy. Whereas most cancer drugs attack individual cancer cells, the Company believes that its Combretastatin agent can attack many tumor cells simultaneously. Moreover, this result is achieved with relatively small doses, as a result of which Combretastatin may avoid many harmful side effects that accompany many other cancer drugs.

OXIGENE'S CLINICAL TRIAL PROGRAM

     COMBRETASTATIN A-4 PRODRUG. The Company began testing CA4P in three Phase I/II dose escalation clinical trials during the fourth quarter 1998 and the first quarter 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers, have been completed. The key findings of these clinical trials are summarized below:

         (1) CA4P was well tolerated and a consistent maximum tolerated dose
             (MTD) was determined at all three sites.
         (2) Side effects were manageable and did not display the typical toxicities associated with chemotherapeutic agents.
         (3) It was determined that CA4P had a reasonable therapeutic index and blood flow reduction was observed below, up to, and beyond the MTD.
         (4) Data support biological and vascular activity.
         (5) Promising signs of clinical effects were observed with one complete response, three cases of measurable tumor size reduction and one case of long-term stabilization of disease.

     GENERAL. OXiGENE's products are in an early stage of development. In order to achieve profitable operations on a continuing basis, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and the completion of extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained some favorable results to date in pre-clinical studies and clinical trials of certain of its potential products, this does not mean favorable results will continue to be obtained. The results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's potential products to be safe or efficacious. Additionally, there can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, that any potential products will receive regulatory approval on a timely basis, if at all, or that competitors will not develop and bring to market products or technologies that render the Company's potential products obsolete. If any such problems occur, the Company could be materially and adversely affected.

PRODUCT DEVELOPMENT AND REGULATORY PROCESSES

     Research, the first step in biopharmaceutical product development, initially involves optimization of leading chemical structures into leading compounds. Once a leading compound has been identified, the pre-clinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and obtaining a first indication of the compounds' development potential. Successful pre-clinical work may lead to the filing of an Investigational New Drug application ("IND"), or a foreign equivalent, with the relevant national regulatory authorities. The IND is a permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in the United States Food and Drug Administration or FDA, authorization to commence clinical trials or that authorization of a particular phase of a human clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

     The clinical development of new drugs is subject to approval by the health authorities in individual countries, which have broad discretionary powers. For example, in the United States, the FDA reviews the results of all clinical studies and if it becomes aware of one or more significant safety issues, or convincing evidence that the therapy is not effective for the chosen indication, it may discontinue a clinical trial. The requirements regarding the duration of a clinical phase vary considerably among countries. For life threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, it is possible to accelerate the development process in the United States through the "Accelerated Drug Approval Program." In other countries, the trial process for drugs directed toward life threatening diseases is shortened by lower requirements regarding the patient sample size required to be met in the trials.

     The time periods mentioned below are indications only that may vary significantly and be materially longer. Upon successful completion of the development program, a New Drug Application ("NDA"), or a foreign equivalent, may be submitted to the authorities, and, if approved, the product may then be marketed upon the terms and conditions of such approval. Submission of an NDA does not assure that the FDA will approve a product for manufacturing and marketing. Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

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

     PHASE III. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations and the compound is found to have an acceptable safety profile in Phase II evaluations, a Phase III trial may be undertaken. A Phase III is an extensive clinical trial in a large number of patients. The number of patients in a Phase III trial program depends to a great extent on the clinical indications that the drug addresses. Trials are often double-blinded and involve a detailed statistical evaluation of test results. The compound is tested against placebos and existing treatment, if such treatment is available. The product is manufactured in commercial quantities (batch manufacturing) and tested for shelf life, or stability, and further evaluation of the clinical efficacy and safety of the compound takes place. Phase III may last several years and is the most time-consuming and expensive part of a clinical trial program. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's potential products.

     OXiGENE, like other biopharmaceutical companies, will be subject to strict controls covering the manufacture, labeling, supply and marketing of any products it may develop and market. The most important regulation is the requirement to obtain and maintain regulatory approval of a product from the relevant regulatory authority to enable that product to be marketed in a given country. Further, OXiGENE is subject to strict controls over how clinical trials of its potential pharmaceutical products are conducted.

     The   regulatory   authorities   in  each  country  may  impose  their  own
requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority. The United States and European Union ("EU") countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but if obtained generally takes from six months to several years, if at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.

     In the United States, the primary regulatory authority is the FDA. In addition to regulating clinical procedures and processes, the FDA investigates and approves market applications for new pharmaceutical products and is responsible for regulating the labeling, marketing and monitoring of all pharmaceutical products, whether currently marketed or under investigation. Upon approval in the United States, a drug may be marketed only for the approved indications in the approved dosage forms and dosages. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing firm must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practice ("cGMP") requirements and be subject to inspection by the FDA. Foreign manufacturing firms distributing drugs in the United States also must comply with cGMP requirements and list their products with the FDA and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

     There can be no assurances that any of the Company's potential products will ever obtain the governmental approvals necessary to permit commercial sales of any of its potential products. Further, even if regulatory approval of a potential product is obtained, such approval may significantly entail limitations on the indicated uses for which that potential product may be marketed.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

     OXiGENE's research and development programs are generally pursued in collaboration with academic and other research institutions. Currently, the Company has collaborative agreements and arrangements with a number of such institutions in the United States and abroad, including:

          o  University of Lund in Lund, Sweden;
          o  Gray Laboratory Cancer Research Trust in Middlesex, United Kingdom;
          o  University of Florida in Gainesville, Florida;
          o  Baylor University in Waco, Texas;
          o  Arizona State University in Tempe, Arizona.

     In June 1999, the Company and Active entered into a Research Collaboration Agreement involving the Company's benzamide and nicotinamide technology in the treatment of inflammatory diseases. Under the agreement, Active will explore and evaluate the technology's potential as a treatment for inflammatory diseases. Active will contribute resources to conduct the research, and has an option to jointly develop anti-inflammatory drug candidates with OXiGENE upon successfully completing the initial research. In November 2001, the Company announced that it had signed an agreement to license, on a non-exclusive basis, its benzamide technology to Active for all indications except for the use of the benzamide compound Declopramide.

     On May 17, 2000 the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. ("Peregrine"), forming Arcus Therapeutics LLC ("ARCUS") to develop and commercialize VTA technologies. ARCUS was granted patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function for use of the tumor blood vessels. Under the terms of the joint venture agreement, Peregrine supplied its intellectual property to the joint venture, and OXiGENE licensed its next generation tubulin-binding compounds for use in conjunction with a Peregrine antibody. On February 28, 2002, the Company entered into an agreement to conclude ARCUS. Under the terms of the agreement, Peregrine paid OXiGENE $2.0 million and both Peregrine and OXiGENE reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

     In September 2001, the Company entered into a Joint Research Agreement with Jomed to research restenosis inhibitors, integrating Jomed's stent technology with OXiGENE's platform of VTAs. Under the agreement, Jomed will perform proof-of-concept studies with OXiGENE's VTAs on drug eluting stents.

     In September 2001, the Company signed a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health, to study the effects of CA4P on an animal model of proliferative diabetic retinopathy.

     In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement.

     In December 2001, the Company announced selection of its next generation VTA, Oxi-4503. Oxi-4503 is a VTA with a profile of activity that appears distinct from CA4P in that it seems to be able to cause tumor regressions in experimental tumor systems with single agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, Oxi-4503 appears to attack blood vessels in all regions of the tumor including the periphery.

     The Company incurred approximately $8.4 million, approximately $8.1 million and approximately $6.1 million in research and development expenses in the years ended December 31, 1999, 2000 and 2001, respectively. Most of these amounts represent external research and development expenditures.

PATENTS AND TRADE SECRETS

     To date, OXiGENE's principal products have been based on certain previously known compounds. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes, will continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

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

     The Company is the assignee of seven granted U.S. patents, nine pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to five of the granted U.S. patents and eight of the pending U.S. applications. One of the pending U.S. applications was filed in 1996, one in 1997, two in 2000 (of which one was based on a 1999 provisional application and the other is a continuation-in-part of one of the granted patents). The Company filed a total of four U.S. nonprovisional patent applications in 2001. Three of these filings were based on provisional patent applications filed in 2000. In addition, the Company jointly filed a provisional application with Baylor University, which it expects to file as a regular U.S. patent application later this year.

     The Company's core Combretastatin technology platform is well protected by a mix of existing and pending patents. The Company is an exclusive licensee of five U.S. patents, two pending international applications, and of granted patents and/or pending applications in other countries corresponding to three of the granted U.S. patents, all of which relate to Combretastatin compositions and/or methods of use in treating cancer. The owner of record of these licensed patents and applications is the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU.

     In 2001, the Company sought to aggressively expand on the breadth and scope of its Combretastatin patent portfolio. In addition to continuing with the prosecution of its U.S. application filed in 2000, the Company filed four nonprovisional applications, which claim additional methods for the use and manufacture of Combretastatins. OXiGENE solely owns two of these applications, while OXiGENE and Bristol-Myers Squibb jointly own the other two. Further to this, the Company jointly filed, with Baylor University, a U.S. provisional application claiming a variety of Combretastatin synthetic analogs with the potential of further development as VTAs.

     In keeping with its position as a leading developer of VTAs, the Company has maintained exclusive patent rights to a number of molecules which are functionally related but structurally distinct from Combretastatin, some of which have the potential for future development. The Company is an exclusive licensee of two issued U.S. patents, one pending U.S. patent application, three pending international applications, and of granted patent and/or pending applications in other countries corresponding to one of the international applications, all of which relate to anti-mitotic agents which inhibit tubulin polymerization. The owner of the licensed patents and patent applications is Baylor University.

     The Company continues to retain ownership of patent rights to certain benzamide and nicotinamide compositions and their use in a wide variety of indications. The Company is the assignee of four U.S. patents and three pending U.S. applications, and of granted patents and/or pending applications in foreign countries covering new formulations and methods of use for treating cancer and anti-inflammatory disorders.

     In 2001, the Company divested much of its cancer diagnostics patent portfolio by assigning its ownership interest in U.S. patents 5,925,571 and 6,020,351 and all foreign counterparts to CampaMed. In addition, the Company terminated its exclusive license agreement with Preventive Medicine Institute, a non-profit affiliate of the Strang Cancer Prevention Center in New York, NY, for exclusive rights to U.S. patent 5,482,833, and corresponding foreign equivalents. The Company remains the assignee of a U.S. patent 5,204,241, which claims a method of measuring glutathione-s-transferase activity as a diagnostic test for resistance to chemotherapy.

EMPLOYEES

     The Company expects to maintain a relatively small number of executives and other employees and to rely as much as possible on consultants and independent contractors for its research, development, pre-clinical tests and clinical trials. As of March 21, 2002 the Company had 14 full-time employees, of which 7 were engaged in research and development and monitoring of clinical trials. Most of the Company's pre-clinical tests and clinical trials are subcontracted and performed at certain universities in the United States and Europe with the assistance of contract research organizations.

     BOARD OF DIRECTORS

     In February 2002, the board of directors of the Company appointed Joel Citron as the new chairman of the board. Bjorn Nordenvall was appointed to the position of vice chairman of the board.. In addition, Mr. Ron Pero, Ph.D. a founder and formerly an officer and consultant of the Company stepped down as a director and has been replaced by Mr. William Shiebler.

     SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD

     OXiGENE's Clinical Trial Advisory Board assesses and evaluates the Company's clinical trial program. The Scientific Advisory Board discusses and evaluates the Company's research and development projects. Members of the Clinical Trial Advisory Board and the Scientific Advisory Board are independent and have no involvement with the Company other than serving on such boards.

     Some members of the Scientific Advisory Board and the Clinical Trial Advisory Board receive cash compensation. Others have from time to time received, and are expected to continue to receive, options to purchase shares of Common Stock of the Company. All members are reimbursed for reasonable out-of-pocket expenses.

     The composition of the Scientific Advisory Board has been increased with the addition of two new members: Robert S. Kerbel, Ph.D. and Dietmar W. Siemann, Ph.D. and operate under the Chairmanship of Professor Hans Wigzell, M.D., Ph.D.

     HANS WIGZELL, M.D., Ph.D. is Professor of Immunology at the Karolinska Institute, Stockholm, Sweden, a well-known medical research institute in Europe. Professor Wigzell is the chairman of OXiGENE's Scientific Advisory Board and also serves as an advisor to the Company's Board of Directors. He was, for many years, a member of the Nobel committee for the prize in medicine, of which he also has served as chairman. Professor Wigzell is currently a member of the editorial board of several international medical journals and has published more than 500 articles in the areas of tumor biology, immunology, cell biology and infectious diseases.

     ROBERT S. KERBEL, Ph.D. is the director of Molecular and Cellular Biology Research at Sunnybrook and Women's College Health Sciences Centre in Toronto and the John & Elizabeth Tory Professor of Experimental Oncology at the University of Toronto, as well as a Canada Research Chair in Molecular Medicine. He is the author of more than 230 scientific papers and the recipient of numerous scientific awards. Dr. Kerbel serves on the editorial boards of seven scientific journals including: Cancer Research, Clinical Cancer Research, American Journal of Pathology and Angiogenesis. He was Editor-in-Chief of Cancer & Metastasis Reviews from 1991-2001.

     DIETMAR W. SIEMANN, Ph.D. is the John P. Cofrin Professor and Associate Chair for Research in Radiation Oncology at the University of Florida College of Medicine in Gainesville. In addition, he is a professor in the school's Department of Pharmacology and Therapeutics. Dr. Siemann has authored more than 150 scientific papers and is the recipient of numerous scientific awards, including the Research Award of the Radiation Research Society in Oak Brook, Illinois (1990). He is the former Chairman of the National Cancer Institute's Radiation Study Section (1996-1998).

     The members of the Company's Clinical Trial Advisory Board include:

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

     The Company is aware of a limited number of companies involved in the development of VTAs. Such companies include AstraZeneca, Aventis, and Abbott Labortories, Inc., all of which are at an earlier stage of clinical development than the Company's lead compound, CA4P.

     The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, AstraZeneca, Aventis, Bayer, Bristol-Myers Squibb, Abbott Laboratories, Inc., Aeterna Laboratories Inc., Ciba-Geigy Ltd., Eli Lilly and Company, EntreMed Inc., Glaxo Wellcome PLC, Johnson & Johnson, NeoPharm, Inc., Novartis AG, Pharmacyclics, Inc., Pfizer Inc., and Pierre Fabre S.A., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials.

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

RISK FACTORS

     HISTORY OF LOSSES AND ANTICIPATED FUTURE FINANCIAL RESULTS; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has experienced net losses every year since its inception and, as of December 31, 2001, had an accumulated deficit of approximately $60.6 Million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its potential products are in varying early stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, will be sustained on an ongoing basis.

     EARLY STAGE OF PRODUCT DEVELOPMENT; UNCERTAINTIES OF CLINICAL TRIALS; UNPROVEN SAFETY AND EFFICACY. OXiGENE's products are in an early stage of development. In order to achieve profitable operations, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. See "Product Development and Regulatory Processes." The products currently under development by the Company will require significant additional research and development and extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies of clinical trials. Although the Company has obtained some favorable results to date in pre-clinical studies and clinical trials of certain of its potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical testing will show any of the Company's products to be safe or capable of producing a desired result. There can also be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, or that any potential products will receive regulatory approval on a timely basis, if at all. If any such problems occur, the Company could be materially and adversely affected.

     SUFFICIENCY OF EXISTING CAPITAL RESOURCES; POSSIBLE NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from the Company's operations is expected to continue over at least the next several years. The Company does not currently have any commitments or plans to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. The Company anticipates that its cash and cash equivalents as of December 31, 2001, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 36 months. The Company's actual capital requirements will depend on numerous factors, including: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company's research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company's development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company's patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company's products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval. Under the Company's current operating plan and capital budget, and based on current costs' expectations, the Company believes its existing capital as of the end of fiscal year 2001 is sufficient to fund operations through the period of approximately the next 36 months and completion of clinical trials and the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. The Company cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained and if obtained whether such approval will take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, the Company cannot guarantee that its current cash, cash equivalents and capital will be sufficient to fund operations for the period of approximately the next 36 months and through the completion of the development of CA4P and the FDA approval process related to CA4P. If its existing funds are not sufficient, the Company would be required to seek additional funding and/or take other measures. In addition, the Company is certain it will have to raise substantial additional funds: (i) if FDA approval is obtained on the CA4P compound, to bring such compound to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to CA4P; (ii) to complete the development of any additional products other than the development and FDA approval process related to CA4P; and (iii) to bring any other potential product to market. Issuance of additional equity securities by the Company, for these or any other purpose, would result in dilution to then existing stockholders. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, the Company would be required to delay, scale back or eliminate one or more of its product development programs or seek to obtain funds through arrangements with collaborative partners (or others) which arrangements may include a requirement that the Company relinquish rights to certain of its technologies or products or rights related to its technologies or products that the Company would not otherwise relinquish. The failure by the Company to obtain funding when and in the amounts needed and/or the Company's acceptance of funding on terms that are not favorable to the Company or less favorable to the Company than the Company would ordinarily desire, would have a material adverse effect on the Company's financial position and results of operations.

     DEPENDENCE  ON  OTHERS  FOR  CLINICAL  DEVELOPMENT  AND  MANUFACTURING  AND
MARKETING. The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting pre-clinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to continue to explore other licensing and development opportunities for its technologies with other companies, there can be no assurance that the Company will be successful in establishing new collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company; that any such collaborative partners will devote resources to the Company's technologies or compounds on a basis favorable to the Company and thus undermining any collaboration with the Company; that any such arrangements will be on terms favorable to OXiGENE; or that any future licensees will be successful marketing or in commercializing licensed products. See "Research and Development and Collaborative Arrangements."

     CLINICAL TRIALS; GOVERNMENT REGULATION AND HEALTH CARE REFORM; MANAGED CARE. The Company's research and development activities, pre-clinical testing and clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "Product Development and Regulatory Processes." Pre-clinical testing and clinical trials and manufacturing and marketing of OXiGENE's products are and will continue to be subject to the rigorous testing and approval processes of the FDA, the Swedish Medical Products Agency and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any potential products developed by OXiGENE or that a potential product, if approved in one country, will be approved in other countries. See "Product Development and Regulatory Processes." Moreover, if regulatory approval of a potential product is granted, such approval may entail significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution.

Additionally, new government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. Further, the U.S. Congress continues to debate various health care reform proposals which, if adopted, may have a material adverse effect on the Company. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on the Company.

     COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The Company is engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than the Company. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Accordingly, competitors may succeed in obtaining regulatory approval for their products more rapidly than the Company. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of those products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. See "Competition." There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by the Company or that would render the Company's technology and products less competitive or even obsolete. In addition, one or more of the Company's competitors may achieve product commercialization or patent protection earlier than the Company, which could materially adversely affect the Company.

     DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. To date, OXiGENE's principal products have been based on certain previously known compounds. The Company anticipates that the products it develops in the future may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers and/or for any specific uses it discovers for new or previously known compounds, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes, may continue to be, important to the Company's efforts, although those processes, as such, may not be patentable.

     The  Company's  success  will  depend,  in part,  on its  ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 21, 2002, the Company is the assignee of seven granted U.S. patents, nine pending U.S. patent applications, and of granted patents and/or pending applications in other countries (and/or international applications designating other countries) corresponding to five of the granted U.S. patents and eight of the pending U.S. applications, and is also the exclusive licensee of a number of U.S. and foreign patents and pending applications and pending international applications. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in U.S. patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications assigned or exclusively licensed to the Company will result in patents being issued, that any issued patents assigned or exclusively licensed to the Company will provide the Company with competitive protection or will not be challenged by others, or that the current or future granted patents of others will not have an adverse effect on the ability of the Company to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of the Company's patent applications and/or patents was performed at various universities and/or funded by grants, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, around the patent rights of the Company. In addition, as a result of assertion of rights by a third party or otherwise, the Company may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company's own patents against infringement. The Company requires employees, Scientific Advisory Board members and the institutions that perform its pre-clinical and clinical tests to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "Patents and Trade Secrets."

     DEPENDENCE ON CERTAIN OFFICERS, DIRECTORS, PRINCIPAL CONSULTANTS AND OTHERS. The Company believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers, directors, principal consultants and others, particularly Joel-Tomas Citron, Dr. Bjorn Nordenvall, Dr. David Chaplin and Frederick Driscoll. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

     PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE. The use of the Company's potential products in clinical trials and for commercial applications, if any, may expose the Company to liability claims, in the event such products cause injury, disease or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although the Company has obtained liability insurance coverage for its ongoing clinical trials, and there can be no assurance that such coverage will be in amounts sufficient to protect the Company and the occurrence of any product liability claims or product recalls could have a material adverse effect on the financial condition and prospects of the Company. Further, adverse product and similar liability claims could negatively impact the Company's ability to obtain or maintain regulatory approvals for its technology and products under development.

     PRICE VOLATILITY OF THE COMMON STOCK. The market price of the Common Stock has been, and likely will continue to be highly volatile. See "Market For Registrant's Common Equity and Related Stockholder Matters." Factors including the Company's or its competitors results, clinical trials, research development announcements by the Company or its competitors and government regulatory action affecting the Company's potential products in both the United States and foreign countries have had, and may continue to have, a significant effect on the Company's results of operations and on the market price of the Company's Common Stock. As of December 31, 2001, an aggregate of 25,100 stock appreciation rights ("SARs"), with a weighted average exercise price of $7.51 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company's Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company's Common Stock. In addition, as of December 31, 2001, the Company had issued options to purchase an aggregate of 12,000 shares of its Common Stock to certain consultants and advisory board members who are not employees. Such options are accounted for at their fair value and also result in a charge for financial reporting purposes. The future charge related to these options are also influenced by changes in the market price of the Company's Common Stock. In addition, substantially all of the shares of the Company's Common Stock issuable upon exercise of outstanding options, SARs have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of the Company's Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Company's Common Stock. The price and liquidity of the Company's Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the effects may differ between those markets.

     NO DIVIDENDS. The Company has not declared or paid dividends on its Common Stock since its inception and does not intend to declare or pay any dividends to its stockholders in the foreseeable future. See "Market For Registrant's Common Equity and Related Stockholder Matters."

GLOSSARY OF SCIENTIFIC TERMS

Angiogenesis................. The creation of new blood vessels.

Chemotherapy................. Drugs whose aim is the treatment, mitigation or cure of diseases such as cancer.

DNA.......................... Chemical building blocks of genetic material.

Double-blind study........... A study in which neither the investigators assessing the outcome of the trial nor the patients know whether the patient is receiving the drug being investigated or merely a placebo. The outcome can only be determined when the results are decoded.

IND.......................... An "Investigational New Drug" application filed with the United States Food and Drug
                              Administration that permit the administration of compounds to humans in clinical trials.

Malignant cell............... Cancer cell.

Metabolic function........... Living process of growth and reproduction.

NDA.......................... A "New Drug Application" filed with the United
                              States Food and Drug Administration, which, if approved, allow a drug to be marketed in the U.S.

Necrosis..................... Cell death by decomposition.

Placebo...................... A non-active substance given to a group of patients in a clinical trial to duplicate the treatment method, but without the administration of the active drug under investigation.

Radiation.................... Physical energy that splits molecules and induces DNA damage.

Tubulin...................... A protein that forms the basic building blocks of microtubules. Microtubules perform many functions inside the cell including helping to maintain endothelial cell shape.

2. PROPERTIES

     The Company leases approximately 9,980 square feet of office space located in Watertown, Massachusetts. The term of the lease is ten years and three months commencing on August 21, 2000, with a yearly lease of approximately $0.3 million expiring on November 30, 2010, with an option to extend for an additional term of five years. In June 2001, the Company completed moving its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. On December 31, 2001, the Company closed its Stockholm, Sweden office, however, the Company continues to maintain its wholly-owned subsidiary, OXiGENE Europe AB, in Sweden. The Company does not own or lease any laboratories or other research and development facilities.

3. LEGAL PROCEEDINGS

     There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders of the Company for the quarter ended December 31, 2001.

PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective November 19, 1996, the Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "OXGN." Prior thereto, since the completion of the Company's initial public offering in September 1993, the Company's securities had been listed for quotation on the Nasdaq Small-Cap Market. The Company's shares of Common Stock are also traded on the OM Stockholm Exchange in Sweden under the symbol "OXGN". The following table sets forth the high and low sales price per share for the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                   Fiscal Year 2001       Fiscal Year 2000
                               ------------------------------------------------
                                  High         Low        High         Low
                               ------------------------------------------------
First Quarter                    $ 8.31      $ 4.38     $ 28.75     $ 13.38
Second Quarter                     6.42        4.90       22.63        9.38
Third Quarter                      5.50        1.91       12.50        7.94
Fourth Quarter                     3.90        1.55       10.44        5.13


     As of March 21, 2002, there were 86 holders of record of the Company's Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2001 Annual Meeting of Stockholders, that there are approximately 10,000 beneficial owners of its Common Stock.

     The Company has not declared any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6. SELECTED FINANCIAL DATA

                          SUMMARY FINANCIAL INFORMATION
                                  OXiGENE, INC.


                                                               Years ended December 31,
                                    ----------------------------------------------------------------------------
                                        1997            1998            1999            2000            2001
                                    ------------    ------------    ------------    ------------    ------------

STATEMENT OF OPERATIONS DATA:
Revenues
   Licensing revenue                $       -       $       -       $  1,271,918    $  1,694,944    $  8,953,119
   Interest income                     2,217,467       1,997,991       1,340,738       1,921,961         906,893
                                    ------------    ------------    ------------    ------------    ------------
Total revenues                         2,217,467       1,997,991       2,612,656       3,616,905       9,860,012

Expenses
   Costs related to licensing
     revenue                                -               -          1,250,000       1,161,612       1,508,372
   Amortization of license
     agreement                              -               -             40,639         222,536         297,535
   Research and development            7,281,504      10,358,913       8,397,799       8,057,671       6,132,283
   General and administrative          3,046,484       3,135,871       3,336,463       3,160,489       5,446,876
   Loss on sale of available-
     for-sale securities                    -               -               -               -            552,308
   Interest expense                         -               -             36,620         102,043          61,248
                                    ------------    ------------    ------------    ------------    ------------
Total expenses                        10,327,988      13,494,784      13,061,521      12,704,351      13,998,622
                                    ------------    ------------    ------------    ------------    ------------
Net loss                            $ (8,110,521)   $(11,496,793)   $(10,448,865)   $ (9,087,446)   $ (4,138,610)
                                    ============    ============    ============    ============    ============
Basic and dilutive net loss
  per common share                  $      (0.83)   $      (1.13)   $      (1.02)   $      (0.81)   $      (0.37)

Weighted average number of
  common shares outstanding
  (in thousands)                           9,770          10,201          10,274          11,181          11,282

                                                               Years ended December 31,
                                    ----------------------------------------------------------------------------
                                        1997            1998            1999            2000           2001
                                    ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents           $ 40,136,662    $ 31,756,534    $ 30,447,803    $ 27,062,762    $ 19,030,119
Available-for-sale securities               -               -               -            548,738            -
Working capital                       39,889,394      29,907,659      38,386,299      26,306,690      16,308,720
Total assets                          41,152,357      33,018,825      42,659,727      31,229,242      22,153,347
Total liabilities                        951,088       2,827,011      11,557,021      10,082,892       3,633,681
Accumulated deficit                  (25,468,828)    (36,965,621)    (47,414,486)    (56,501,932)    (60,640,542)
Total stockholders' equity          $ 40,201,269    $ 30,191,814    $ 31,102,706    $ 21,146,350    $ 18,519,666


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     OXiGENE is an international biopharmaceutical company engaged principally in research and the development of products for use in the treatment of cancer. Historically, the Company's activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In 2000, the Company announced its intent to focus exclusively on advancing and developing its vascular targeting agents ("VTAs" or "VTA"),

CA4P and Oxi-4503. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of operations.

     OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies.

     The Company's failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect its business, financial condition and results of operations. Royalties or other revenue generated for the Company from commercial sales of the Company's potential products are not expected for several years, if at all.

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor Compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement.

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. ("Peregrine"), forming Arcus Therapeutics LLC ("ARCUS") to develop and commercialize VTA technologies employing conjugated antibodies. Under the terms of the joint venture agreement, OXiGENE agreed to provide exclusive licenses to its next generation tubulin-binding compounds for use solely in conjunction with a Peregrine antibody and, based on the development success of the joint venture, agreed to fund up to $20.0 million of the development expenses of ARCUS. In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million and purchased $2.0 million, or 585,009 shares, of Peregrine's Common Stock. In June 2001, the Company sold all 585,009 shares of Peregrine's Common Stock and recorded a loss on sale of available-for-sale securities of approximately $0.6 million. In February 2002, the Company and Peregrine agreed to conclude the ARCUS joint venture. Under the terms of the agreement, Peregrine paid OXiGENE $2.0 million and both Peregrine and OXiGENE reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

     In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC ("CampaMed"). Under the terms of the agreement, CampaMed will provide up to approximately $3.3 million in future installment payments based upon sales of the products. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement during the year ended December 31, 2001.

     In September 2001, the Company entered into a Joint Research Agreement with Jomed N.V. ("Jomed") to research restenosis inhibitors, integrating Jomed's stent technology with the Company's platform of VTAs. Under the agreement, Jomed will fund and perform proof-of-concept studies with the Company's VTAs on drug eluting stents. At the conclusion of the studies, business terms will be negotiated.

     In September 2001, the Company signed a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health, to study the effects of CA4P on an animal model of proliferative diabetic retinopathy, which is an eye disease characterized by aberrant neo-vasculature growth. The cost of this study will be funded by OXiGENE.

     OXiGENE has generated a cumulative net loss of approximately $60.6 million for the period from its inception through December 31, 2001. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE's working capital has been the proceeds of private and public equity financing and theexercise of warrants and stock options, and, prior to entering into the BMS Agreement, the Company had no material amount of licensing or other fee income. As of December 31, 2001, OXiGENE had no long-term debt or loans payable.

     The Company has consulting agreements with certain organizations whose principal stockholders are officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $0.5 million, approximately $0.2 million and approximately $0.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     During 1999, 2000 and 2001, the Company incurred approximately $0.3 million, approximately $0.4 million and approximately $0.6 million, respectively, in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

                              RESULTS OF OPERATIONS

Years ended December 31, 2001 and 2000

     Revenues

     During the fiscal years ended December 31, 2001 and 2000, the Company had licensing revenue of approximately $9.0 million and approximately $1.7 million, respectively, and approximately $0.9 million and approximately $1.9 million in interest income, respectively. The increase in licensing revenue of approximately $7.3 million in 2001 compared to 2000 was primarily due to a one-time non-cash recognition of approximately $6.9 million in deferred licensing revenue associated with the termination of the Research Collaboration and License Agreement with BMS on October 24, 2001.

     Interest income decreased approximately $1.0 million in 2001 compared to 2000. The reason for the decrease in interest income is primarily due to the Company's overall cash position decreasing which decrease was primarily the result of increases in general and administrative expenses as well as declining interest rates and returns on investments throughout 2001. The Company foresees interest income will continue to decline in future periods, primarily as a result of the Company's overall cash position continuing to decrease as cash and cash equivalent balances are utilized in the normal course of operations. The Company cannot predict whether interest rates and returns on investments will remain flat or continue to decline or rise.

     The Company's future revenue is dependent upon the Company's ability to add additional collaborations and garner revenues from products currently under development by the Company. As a result of the termination of the Research Collaboration and License Agreement with BMS the Company expects it will not generate meaningful revenue in fiscal 2002. Since the Research Collaboration and License Agreement with BMS has terminated, the Company currently has no material source of licensing or other fee revenue. The Company does not expect to generate any material amounts of licensing or other fee revenue unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

     Expenses

     Total expenses for the fiscal years ended December 31, 2001 and 2000 amounted to approximately $14.0 and approximately $12.7 million, respectively. Research and development expenses decreased to approximately $6.1 million during fiscal 2001 from approximately $8.1 million for the comparable 2000 period. The decrease of approximately $2.0 million was attributable to decreased research and development efforts related to the Company's benzamide-based compound, Declopramide, as well as the assumption by BMS of research and development costs related to the Combretastatin family of VTAs. In the case of Combretastatin, the costs were assumed by BMS under the terms of the Research Collaboration and License Agreement. In the case of Declopramide, the decrease was the result of lower research and development spending, specifically in the funding of clinical trials. Under the Research Collaboration and License Agreement with BMS, approximately $1.5 million of research and development expense in 2001, compared to approximately $1.2 million in 2000, were recoverable and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses.

     The Company expects future research and development expenses to increase as a result of the Company regaining licensing and development rights to the Combretastatin family of VTAs and resumption by the Company of primary responsibility for development of the Combretastatin family of VTAs, specifically CA4P. These expenses will be partly offset by a decrease in research and development expenses due to the Company's decision to end further development by the Company of its benzamide-based compound, Declopramide, as well as the decision to terminate funding of the ARCUS joint venture.

     Non-qualified stock options ("NQSOs") granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2001 and 2000, the Company recorded approximately $0.1 million and approximately $0.5 million, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company's Common Stock at December 31, 2001 was lower than the exercise price of the SARs and there was no balance for previously recorded charges for the SARs, no amount was recorded at December 31, 2001. NQSOs and SARs had no net effect on research and development expenses for this comparative period.

     Generally, the Company makes payments to its clinical investigators if and when certain pre-determined milestones in its clinical trials are reached, rather than on a fixed quarterly or monthly basis. As a result of the foregoing and the existence of outstanding SARs and NQSOs, research and development expenses have fluctuated, and are expected to continue to fluctuate, from reporting period to reporting period.

     General and administrative expenses for the year ended December 31, 2001 increased to approximately $5.4 million from approximately $3.2 million for the comparable 2000 period. The increase of approximately $2.2 million was primarily attributable to costs associated with the relocation of the Company's corporate office headquarters from Sweden to Massachusetts and the relocation of its U.S. office from Boston, Massachusetts to Watertown, Massachusetts, and to a lesser extent, additional staffing and legal costs associated with the Company's intellectual property. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

     Years ended December 31, 2000 and 1999.

     During the year ended December 31, 2000, the Company recognized approximately $1.7 million of licensing revenue pursuant to the Research Collaboration and License Agreement with BMS and approximately $1.9 million of interest income. During the year ended December 31, 1999, the Company recognized approximately $1.3 million of licensing revenue and approximately $1.3 million of interest income. The increase in licensing revenue and interest income of approximately $0.4 million in 2000 compared to 1999 and approximately $0.6 million in 2000 compared to 1999, respectively, is due to the fact that the year 2000 was the first whole year of accounting for the licensing revenue emanating from the Research Collaboration and License Agreement with BMS and the Company's overall increase in cash position due to the significant license fee received upon signing of the Research Collaboration and License Agreement with BMS, respectively. The Company's total expenses for the year ended December 31, 2000, decreased to approximately $12.7 million from approximately $13.1 million for the comparable 1999 period. Research and development expenses for 2000 and 1999 were approximately $8.1 million and approximately $8.4 million, respectively. Excluding an approximate $0.4 million credit in 2000 and an approximate $0.2 million charge in 1999 related to SARs and an approximate $0.5 million charge in 2000 and an approximate $0.7 million charge in 1999 related to NQSOs to non-employees, research and development expense increased approximately $0.5 million.

     Approximately $1.2 million of research and development expenses in 2000 were recoverable under the Research Collaboration and License Agreement with BMS and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses. General and administrative expenses for the year ended December 31, 2000, decreased to approximately $3.2 million from approximately $3.3 million for the comparable 1999 period.

                         LIQUIDITY AND CAPITAL RESOURCES

     OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of December 31, 2001, the Company had an accumulated deficit of approximately $60.6 million. The Company expects to incur additional expenses, resulting in losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

     The Company had cash and cash equivalents of approximately $19.0 million at December 31, 2001, compared to approximately $27.1 million at December 31, 2000. The decrease in cash and cash equivalents of approximately $8.1 million was primarily attributable to increases in general and administrative costs resulting from the Company's headquarter move from Sweden to Massachusetts, U.S. office move from Boston, Massachusetts to Watertown, Massachusetts, research and development expenses and to a lesser extent, additional staffing and legal costs associated with the Company's intellectual property. The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations which decrease may be offset in whole or in part to the extent the Company enters into any new collaboration agreements that are a source of funding.

     The Company's policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research. For the years ended December 31, 2001, 2000, and 1999, the amount paid to the University of Lund, were approximately $0.6 million, approximately $0.9 million, and approximately $1.1 million, respectively.

     The Company has an agreement with ILEX (TM) Oncology Inc., a contract research organization in San Antonio, Texas ("ILEX"), pursuant to which ILEX performs contract research services and clinical trials for the Company in connection with the pre-clinical and clinical testing of compounds under development by the Company, particularly Declopramide and Combretastatin. During the years ended December 31, 2001, 2000, and 1999, the Company paid ILEX approximately $0.7 million, approximately $1.4 million, and approximately $1.9 million, respectively. The amounts paid to ILEX have decreased, and are expected to decline due to the Company's decision to focus exclusively on the development of VTAs, in particular CA4P and Oxi-4503, and to terminate further research and development on its benzamide-based compound, Declopramide.

     On August 2, 1999, the Company entered into an exclusive License Agreement for the commercial development, use and sale of products or services covered by certain patent rights related to Combretastatin owned by Arizona State University ("ASU"). The Company paid an initial license fee of approximately $0.2 million and, is required to pay additional license fees in ten equal semi-annual installments of approximately $0.2 million commencing June 1, 2000. The Company also is required to pay royalties on future net sales of products relating to these certain patent rights. The present value of the amounts payable to the university is approximately $0.7 million at December 31, 2001.

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine, forming ARCUS. Under the terms of the joint venture agreement, the Company was required to spend up to $20.0 million to fund the development expenses of ARCUS. On February 28, 2002, the Company and Peregrine signed a plan and agreement of liquidation to dissolve ARCUS. Under the terms of the agreement, Peregrine paid OXiGENE $2.0 million and both Peregrine and OXiGENE reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

     The Company anticipates that its cash and cash equivalents as of December 31, 2001, should be sufficient to satisfy the Company's projected cash requirements as of that date for approximately 36 months. The Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Actions taken in this regard included the termination of the ARCUS joint venture which action relieved the Company of a $20 million funding obligation. Management believes that these cost containment measures should make available the capital required to pursue the Company's current business plan, including the planned continued clinical development of the Company's lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through completion of clinical trials and the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. However, the Company's cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company's research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company's development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company's patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company's products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

     The Company believes it has sufficient capital to fund operations through completion of clinical trials and the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. If its existing funds are not sufficient, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of December 31, 2001.

     The Security and Exchange Commission recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of December 31, 2001:

   Contractual Obligations
   -----------------------                                Payments due by period

                                                    Less than       1-3       4-5     After 5
                                           Total      1 year       years     years     years
                                       --------------------------------------------------------

   License Agreement Payable            $  712,000  $  267,000  $  445,000  $   -     $   -
   Termination Agreement                   470,000     470,000        -         -         -
   Operating lease                       2,698,000     294,000     894,000   612,000   898,000
                                        -------------------------------------------------------
   Total contractual cash obligations   $3,880,000  $1,031,000  $1,339,000  $612,000  $898,000
                                        =======================================================

                          CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical:

     Revenue - The Company has entered into collaborations with a pharmaceutical company and a university. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidates, Combretastatin and Declopramide. The Company's collaborations have generally provided for the Company's partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. In general, collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable expenses are deferred and only recognized when the related expenses have been incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed that no further obligations exist.

     Patent and Acquired License Costs - The Company files applications for patents in connection with technologies being developed. The Patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

     The Company has capitalized the costs of acquiring licenses related to its exclusive License Agreement for the commercial development, use and sale of products or services covered by certain patent rights related to Combretastatin owned by ASU. The present value of the amount payable under the license agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to these certain patent rights.

     The  Company  evaluates  its  intangibles  for  impairment   indicators  in
accordance with SFAS No. 121. The Company does not have any impairment issues at December 31, 2001.

     Use of Estimates - The Company prepares financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reporting of the Company's assets and the Company's liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company's actual results, based upon the future resolution of these uncertainties, could differ from our estimates.

                                 R&D DISCLOSURE

     Members of the Company's research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For 2001 and 2000, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of Declopramide, a third generation benzamide technology, the ARCUS joint venture and the next generation of VTAs.

     The expenses involved with Declopramide relate to the Phase II human clinical trials that were performed at three centers in the U.S and conducted by a leading clinical research organization; the ARCUS joint venture expenses were related to payments to the University of Texas Southwestern for the preclinical development of conjugated monoclonal antibodies to be used as VTAs; and the expenses for the drug discovery program targeted at developing the next enhanced Combretastatin like compound relates to in vitro work performed at Baylor University and in vivo studies at the University of Lund.

                                   TAX MATTERS

     As of December 31, 2001, the Company had net operating loss carry forwards of approximately $80.8 million for U.S. and foreign income tax purposes, of which approximately $48.4 million expires for U.S. purposes through 2020. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $3.1 million and approximately $6.9 million for the years ended 2000 and 2001, respectively, due primarily to the increase in net operating loss carry forwards.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has  reviewed the  provisions  of  Regulation  S-K Item 305. At
December 31, 2001, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. The Company's cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this report.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2002.

11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2002.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2002.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 11, 2002.

PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed with this Report.

         The following documents are filed as part of this report.

         1. Financial Statements

            The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.

         2. Financial Statement Schedules

            None.

         3. Exhibits

            The information called for by this paragraph is contained in the Index to Exhibits of this report that is incorporated herein by reference.

     (b) Reports on Form 8-K.

         The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001:

            October 29, 2001 - Items 5, 7 and 9 - Completion of the Phase I U.S. clinical trial of the Company's novel anti-tumor vascular targeting agent, Combretastatin A4 Prodrug ("CA4P").

            November 5, 2001 - Items 5, 7 and 9 - Regaining full developmental and licensing rights to its Combretastatin family of vascular targeting agents from Bristol-Myers Squibb Company to conclude their Research Collaboration and Licensing Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OXiGENE, INC.


                                          By:  /s/  Bjorn Nordenvall
                                          --------------------------
                                                    Bjorn Nordenvall
                                                    Chief Executive Officer

                                                    March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                    Date
---------                             -----                    ----

/s/ Bjorn Nordenvall          Chief Executive Officer       March 29, 2002
--------------------          and Director (principal
    Bjorn Nordenvall          executive officer)

/s/ Frederick W. Driscoll     President of Finance and      March 29, 2002
-------------------------     Operations (principal
    Frederick W. Driscoll     financial officer)

/s/ Joel-Tomas Citron         Chairman and Director         March 29, 2002
---------------------
    Joel-Tomas Citron

/s/ Marvin H. Caruthers              Director               March 29, 2002
-----------------------
    Marvin H. Caruthers

/s/ Michael Ionata                   Director               March 29, 2002
------------------
    Michael Ionata

/s/ Arthur B. Laffer                 Director               March 29, 2002
--------------------
    Arthur B. Laffer

/s/ Per-Olof Soderberg               Director               March 29, 2002
----------------------
    Per-Olof Soderberg

/s/ Gerald A. Eppner                 Director               March 29, 2002
--------------------
    Gerald A. Eppner

/s/ William N. Shiebler              Director               March 29, 2002
-----------------------
    William N. Shiebler

                                INDEX TO EXHIBITS


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

10.11 Consulting Agreement, dated as of May 1, 1998, between Registrant and Dr. Claus Moller. ****

10.12 Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

23                 Consent of Ernst & Young LLP.

99.1 U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2 U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell killing therapy and agents useful therefore. ++

99.3 U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4 International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

-------------------------------


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

        +++ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 28, 1999.

                             Form 10-K Item 14(a)(1)

                                  OXiGENE, Inc.



                   Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in
Item 8:


Report of Independent Auditors                                 F-2
Consolidated Balance Sheets                                    F-3
Consolidated Statements of Operations                          F-4
Consolidated Statements of Stockholders' Equity                F-5
Consolidated Statements of Cash Flows                          F-6
Notes to Consolidated Financial Statements                     F-7 - F-19

                         Report of Independent Auditors



The Board of Directors and Stockholders OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP
Boston, Massachusetts
January 30, 2002,
  except Note 9, as to which the date is
  March 27, 2002

                                  OXiGENE, Inc.

                           Consolidated Balance Sheets

                                                                             December 31
                                                                         2000           2001
                                                                    ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                        $ 27,062,762    $ 19,030,119
   Available-for-sale securities                                         548,738            -
   Prepaid expenses                                                      287,033         457,103
   Interest receivable                                                   277,603            -
   Other                                                                  61,381          12,903
                                                                    ------------    ------------
 Total current assets                                                 28,237,517      19,500,125

Furniture, fixtures and equipment                                        827,117         867,083
Accumulated depreciation                                                (173,417)       (237,279)
                                                                    ------------    ------------
                                                                         653,700         629,804
License agreements, net of accumulated amortization
   of $263,174 and $560,731 at December 31, 2000 and 2001              2,236,422       1,938,865
Deposits                                                                 101,603          84,553
                                                                    ------------    ------------
Total assets                                                        $ 31,229,242    $ 22,153,347
                                                                    ============    ============

Liabilities and stockholders' equity Current liabilities:
   License agreement payable - current portion                      $    250,943    $    270,050
   Accounts payables                                                     494,063       1,138,193
   Accrued expenses:
     Research and development                                            687,400       1,269,431
     Other                                                               498,421         513,731
                                                                    ------------    ------------
Total current liabilities                                              1,930,827       3,191,405

License agreement payable - non-current portion                          707,316         442,276
Deferred license revenue                                               7,444,749            -

Commitments and contingencies                                               -               -

Stockholders' equity:
   Common Stock, $.01 par value, 60,000,000 shares
     authorized; 11,373,593 shares in 2000 and
     11,432,093 shares in 2001, issued and outstanding                   113,736         114,321
   Common Stock issuable                                                 369,656            -
   Additional paid-in capital                                         81,984,525      82,385,172
   Accumulated deficit                                               (56,501,932)    (60,640,542)
   Accumulated other comprehensive income (loss)                        (972,790)        460,989
   Notes receivable                                                   (3,609,356)     (3,764,869)
   Deferred compensation                                                (237,489)        (35,405)
                                                                    ------------    ------------
Total stockholders' equity                                            21,146,350      18,519,666
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 31,229,242    $ 22,153,347
                                                                    ============    ============

See accompanying notes.

                                  OXiGENE, Inc.

                      Consolidated Statements of Operations

                                                               Year ended December 31
                                                        1999            2000            2001
                                                    --------------------------------------------
Revenues:
License revenue                                     $  1,271,918    $  1,694,944    $  8,953,119
Interest income                                        1,340,738       1,921,961         906,893
                                                    ------------    ------------    ------------
Total revenues                                         2,612,656       3,616,905       9,860,012

Costs and expenses:
Costs relating to license revenue                      1,250,000       1,161,612       1,508,372
Amortization of license agreement                         40,639         222,536         297,535
Research and development                               8,397,799       8,057,671       6,132,283
General and administrative (including related
   party transactions of approximately
   $821,000, approximately $554,000 and
   approximately $775,000 in 1999, 2000
   and 2001, respectively)                             3,336,463       3,160,489       5,446,876
                                                    ------------    ------------    ------------
Total costs and expenses                              13,024,901      12,602,308      13,385,066
                                                    ------------    ------------    ------------
Operating loss                                       (10,412,245)     (8,985,403)     (3,525,054)
Interest expense                                          36,620         102,043          61,248
Other expense, net                                          -               -            552,308
                                                    ------------    ------------    ------------
Net loss                                            $(10,448,865)   $ (9,087,446)   $ (4,138,610)
                                                    ============    ============    ============

Basic and diluted net loss per common share         $      (1.02)   $      (0.81)   $      (0.37)

Weighted-average number of common shares
  outstanding                                         10,273,902      11,181,426      11,282,090

See accompanying notes.

                                  OXiGENE, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                       Other                               Total
                         Common Stock       Common Stock    Additional               Accumulated   Notes                    Stock-
                        $.01 Par Value        Issuable       Paid-In    Accumulated Comprehensive  Receiv-   Deferred      holders'
                       Shares    Amount   Shares   Amount    Capital      Deficit    Income(Loss)  able    Compensation    Equity
                     ---------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1998  10,207,049 $102,071    -    $ 369,696 $68,400,726 $(36,965,621) $ 325,888        -    $(1,671,250) $30,191,814
Foreign currency
  translation
  adjustment               -         -      -         -           -            -       146,722        -           -         146,722
Net loss                   -         -      -         -           -     (10,448,865)      -           -           -     (10,448,865)
                                                                                                                        ------------
Comprehensive loss                                                                                                      (10,302,143)
                                                                                                                        ------------
Issuance of Common
Stock upon exercise
  of options and
  warrants            1,045,337   10,453    -         -     12,511,385         -          -     (2,288,733)       -      10,233,105
Issuance of Common
  Stock upon exercise
  of stock
  appreciation rights       987       10    -         -          9,490         -          -           -           -           9,500
Issuance of Common
  Stock for services
  at $9.50 per share      7,895       79    -         -         74,921         -          -           -           -          75,000
Accrued stock
  appreciation rights      -        -       -         -        208,360         -          -           -           -         208,360
Options issued for
  services provided
  by non-employees         -        -       -         -        351,379         -          -           -        335,691      687,070
                     --------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1999  11,261,268  112,613    -         -     81,556,261  (47,414,486)   472,610  (2,288,733) (1,335,559)  31,102,706
Unrealized loss from
  available-for-sale
  security                 -        -       -         -           -            -    (1,451,262)       -           -      (1,451,262)
Foreign currency
  translation
  adjustment               -        -       -         -           -            -         5,862        -           -           5,862
Net loss                   -        -       -         -           -      (9,087,446)      -           -           -      (9,087,446)
                                                                                                                        ------------
Comprehensive loss         -        -       -         -           -            -          -           -           -     (10,532,846)
                                                                                                                        ------------
Issuance of Common
  Stock upon exercise
  of options and
  warrants              105,716    1,057  42,000   369,656   1,307,352         -          -     (1,320,623)       -         357,442
Issuance of Common
  Stock upon exercise
  of stock
  appreciation rights     6,609       66    -         -        148,634         -          -           -           -         148,700
Accrued stock
  appreciation rights      -        -       -         -       (385,106)        -          -           -           -        (385,106)
Options issued for
  services provided
  by non-employees         -        -       -         -       (642,616)        -          -           -      1,098,070      455,454
                     ---------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2000  11,373,593  113,736  42,000   369,656  81,984,525  (56,501,932)  (972,790) (3,609,356)   (237,489)  21,146,350
Realized loss from
  available-for-sale
  security                 -        -       -         -           -            -     1,451,262        -           -       1,451,262
Foreign currency
  translation
  adjustment               -        -       -         -           -            -       (17,483)       -           -         (17,483)
Net loss                   -        -       -         -           -      (4,138,610)      -           -           -      (4,138,610)
                                                                                                                        ------------
Comprehensive loss         -        -       -         -           -            -          -           -           -      (2,704,831)
                                                                                                                        ------------
Issuance of Common
  Stock upon exercise
  of options and
  warrants               58,500      585 (42,000) (369,656)    474,672         -          -       (105,601)       -            -
Cancellation of notes
  receivable               -        -       -         -       (139,237)        -          -        139,237        -            -
Interest on notes
  receivable               -        -       -         -        189,149         -          -       (189,149)       -            -
Options issued for
  services provided
  by non-employees         -        -       -         -       (123,937)        -          -           -        202,084       78,147
                     ---------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2001  11,432,093 $114,321    -    $    -    $82,385,172 $(60,640,542)  $460,989 $(3,764,869)$   (35,405) $18,519,666
                     ===============================================================================================================

See accompanying notes.

                                  OXiGENE, Inc.

                      Consolidated Statements of Cash Flows

                                                               Year ended December 31,
                                                        1999            2000            2001
                                                    --------------------------------------------
Operating activities:
Net loss                                            $(10,448,865)   $ (9,087,446)   $ (4,138,610)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Loss on sale of available-for-sale securities            -               -            550,623
   Depreciation                                           16,274          79,968          81,639
   Amortization of deferred license revenue              (21,918)       (533,333)     (7,444,747)
   Amortization of license agreements                     40,639         222,536         235,709
   Abandonment of furniture, fixtures and equipment       97,560           5,403         127,828
   Compensation related to issuance of warrants,
     options and stock appreciation rights               979,930         219,048          78,147

  Changes in operating assets and liabilities:
     Accounts receivable-license agreement            (1,250,000)      9,250,000            -
     Prepaid expenses and other assets                  (352,593)        692,734         159,034
     Accounts payable, accrued expenses and
       other payables                                   (372,048)       (665,665)      1,309,625
                                                    ------------    ------------    ------------
Net cash (used in) provided by operating activities  (11,311,021)        183,245      (9,040,752)
                                                    ------------    ------------    ------------

Investing activities:
Investment in available-for-sale security                   -         (2,000,000)           -
Proceeds from sale of available-for-sale investment         -               -          1,449,377
Amount paid for license agreements                      (323,380)     (1,217,957)       (285,471)
Deposits                                                    -            (22,003)           -
Purchase of furniture, fixtures and equipment            (21,361)       (636,900)       (159,105)
                                                    ------------    ------------    ------------
Net cash (used in) provided by investing activities     (344,741)     (3,876,860)      1,004,801
                                                    ------------    ------------    ------------

Financing activity:
Proceeds from issuance of Common Stock                10,233,105         357,442            -
                                                    ------------    ------------    ------------
Net cash provided by financing activity               10,233,105         357,442            -
                                                    ------------    ------------    ------------

Effect of exchange rate on changes in cash               113,926         (48,868)          3,308
                                                    ------------    ------------    ------------

Decrease in cash and cash equivalents                 (1,308,731)     (3,385,041)     (8,032,643)
Cash and cash equivalents at beginning of year        31,756,534      30,447,803      27,062,762
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 30,447,803    $ 27,062,762    $ 19,030,119
                                                    ============    ============    ============

Supplemental Disclosure
Interest paid                                       $     36,620    $     95,303    $     74,067
                                                    ============    ============    ============

See accompanying notes.

                                  OXiGENE, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the "Company"), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is an international biopharmaceutical company engaged principally in research and the development of products for use in the treatment of cancer. Historically, the Company's activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In 2000, the Company announced its intent to focus exclusively on advancing and developing its vascular targeting agents, CA4P and Oxi-4503.

Principles of Consolidation

The  financial   statements   include  the  accounts  of  the  Company  and  its
wholly-owned subsidiary in Sweden, OXiGENE Europe AB. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with a high credit quality financial institution. At December 31, 2000 and 2001, substantially all cash and cash and equivalents were deposited with one financial institution.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as other comprehensive income
(loss) in shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

                                  OXiGENE, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are recognized using the liability method whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.

License Agreement

The present value of the amount payable under the license agreement has been capitalized and is being amortized over the term of the agreement (approximately
15.5 years).

Depreciation

Furniture, fixtures and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which is principally three years.

Patents and Patent Applications

The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company's technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

Foreign Currency Translation

Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income in stockholders' equity.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net income (loss) per share by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options and restricted common shares issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted-average shares.

                                  OXiGENE, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale security and accumulated foreign currency translation adjustments at December 31, 2001 and 2000.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earnings process is complete; the monies received or receivable are not refundable irrespective of the research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.

Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and is deemed no further obligation exists.

The nonrefundable fee received under the Research Collaboration and License Agreement with BMS is being recognized as license revenue on a straight-line basis over the term the Research Collaboration and License Agreement with BMS. During 2001, the Research Collaboration and License agreement was terminated. All unamortized license revenue under the agreement was recognized at December 31, 2001. License revenue for the reimbursement of costs is recognized as costs are incurred.

                                  OXiGENE, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years and is effective for fiscal years beginning January 1, 2002.

In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

The Company does not believe that these pronouncements will have a material effect on the financial position and results of operations of the Company.

2. Foreign Operations

Summary financial information for assets, liabilities at December 31, 1999, 2000 and 2001 and expenses and net loss for the years then ended related to foreign operations are as follows:

                                                      December 31,
                                           1999          2000          2001
                                        --------------------------------------

                   Assets               $21,043,000   $26,644,000   $7,110,000
                   Liabilities            1,952,000     1,555,000    1,398,000
                   Expenses               5,871,000     4,542,000    3,038,000
                   Net (loss) income    $(5,865,000)  $(2,535,000)  $5,950,000

Foreign exchange gains for the years ended December 31, 1999, 2000, and 2001 were not significant.

3. Related Party Transactions

The Company has consulting agreements with certain organizations whose principal stockholders are officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $0.5 million, approximately $0.2 million and approximately $0.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

During 1999, 2000 and 2001, the Company incurred approximately $0.3 million, approximately $0.4 million and approximately $0.6 million, respectively, in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

                                  OXiGENE, Inc.

4. Joint Venture Agreement

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceutical, Inc. ("Peregrine") forming Arcus Therapeutics, LLC ("ARCUS") to develop and commercialize certain technologies. Under the terms of the agreement, Peregrine and the Company supplied intellectual property and a license to use certain compounds, respectively, to the joint venture.

Based on the development success of the joint venture, the Company was required to fund up to $20.0 million for the development expenses of ARCUS. The partners on an equal basis would share any further funding of the joint venture thereafter. The Company funded approximately $0.5 million and approximately $1.3 million of the development costs in 2000 and 2001 respectively, which is included in research and development costs.

In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million in cash, which is being amortized on a straight-line basis over 5 years. The Company also purchased $2.0 million of Peregrine's Common Stock at the then fair market value. At December 31, 2000, such investment was classified as an available-for-sale security and the realized loss of approximately $1.4 million was reflected as other comprehensive income in stockholders' equity. In June 2001, the Company sold all of Peregrine's Common Stock, which resulted in a loss on sale of available-for-sale securities of approximately $0.6 million.

Additionally, under the terms of the joint venture agreement, any sublicensing fees generated within the joint venture would have been allocated 75% and 25% to Peregrine and the Company, respectively, until Peregrine had received $10.0 million in sublicense fee revenues. Thereafter, the joint venture partners would share licensing fees on an equal basis. The Company also would have been required to pay Peregrine an additional licensing fee of $1.0 million in cash and would purchase an additional $1.0 million in Peregrine Common Stock upon the filing of an Investigational New Drug application for the first clinical candidate developed by ARCUS. Furthermore, Peregrine and the Company would have shared equally any royalty income or profit from the joint venture. See Note 9 for further detail.

5. Research Collaboration and License Agreement

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor Compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement. The Company has accrued and expensed approximately $0.5 million related to inventory and licensed technology at December 31, 2001. During the year ended December 31, 2001, revenues from BMS accounted for 91% or $9.0 million of total revenues.

                                  OXiGENE, Inc.

6. Stockholders' Equity

Stock Option Plans

The Stock Incentive Option Plan (the "Plan") was implemented in 1992 and amended in 1993. The plan provided for the grant of options to purchase up to 1,166,900 shares of Common Stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan also provided for the issuance of stock appreciation rights ("SARs").

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

In 1996, the Company's stockholders approved the OXiGENE 1996 Stock Incentive Plan (the "1996 Plan"). Certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of Common Stock of the Company. Under the terms of the 1996 Plan, "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code, "nonqualified stock options" ("NQSOs") and SARs may be granted. A maximum of 1,500,000 shares may be the subject of ISOs, NQSOs and SARs under the 1996 Plan.

On December 14, 1998, the Company repriced certain options issued to employees, directors and members of the Scientific Advisory Board. Pursuant to the revision, the number of options issued to these employees was reduced by 117,634 options and the exercise price was reduced to $8.93 per share (market value on December 14, 1998) and $10.00 per share. However, the term of the options was not revised. The Company recorded deferred compensation expense related to these options and is amortizing the expense over the vesting period of the options.

In 1999, 2000 and 2001, the Company recorded stock-based compensation expense of approximately $0.7 million, approximately $0.5 million and approximately $0.1 million, respectively, in connection with options issued to non-employees.

The Company has a commitment to issue 30,000 shares of Common Stock to an officer upon the consummation of a strategic alliance by the Company in connection with the development and marketing of certain of its products under development. The exercise price of these options will be the fair value of the Company's Common Stock on the day the Board authorizes such alliance.

                                  OXiGENE, Inc.

6. Stockholders' Equity (continued)

Stock Appreciation Rights

SARs granted to employees pursuant to the amended and restated 1992 Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of rights exercised. These rights vest ratably over three years and are exercisable for ten years.

The Company recognizes expense for financial reporting purposes when the market value of the Common Stock exceeds the exercise price of the SARs. The expense is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of Common Stock of the Company, the charge related to unexercised stock appreciation rights is credited to additional paid-in capital. At December 31, 2001, there was no cumulative effect on additional paid-in capital for SARs.

Options and Warrants

The following is a summary of the Company's Stock option, warrant and stock appreciation rights activity:

            Number of Stock Options, Warrants and Appreciation Rights


                                                     Incentive     Stock
                                     Non-qualified     Stock    Appreciation
                                     Stock Options    Options      Rights     Warrants
                                     ----------------------------------------------------
Balance at December 31, 1998           1,084,481      139,313      49,612      946,550
  Granted                                254,925         -           -            -
  Exercised                             (238,750)     (10,831)     (4,000)    (795,756)
  Canceled                               (10,000)        -           -        (150,794)
                                     ----------------------------------------------------
Balance at December 31, 1999           1,090,656      128,482      45,612         -
  Granted                                313,130         -           -          10,764
  Exercised                             (136,952)        -        (10,000)     (10,764)
  Canceled                              (100,000)        -           -            -
                                     ----------------------------------------------------
Balance at December 31, 2000           1,166,834      128,482      35,612         -
  Granted                                248,750         -           -            -
  Exercised                              (16,500)        -           -            -
  Canceled                              (100,200)        -        (10,512)        -
                                     ----------------------------------------------------
Balance at December 31, 2001           1,298,884      128,482      25,100         -
                                     ====================================================

                                  OXiGENE, Inc.

6. Stockholders' Equity (continued)

         Weighted-Average Exercise Price of Stock Options, Warrants and
                               Appreciation Rights

                                                     Incentive     Stock
                                     Non-qualified     Stock    Appreciation
                                     Stock Options    Options      Rights     Warrants
                                     -----------------------------------------------------

Balance at December 31, 1998             $ 10.50       $ 9.44      $ 7.26      $ 12.93
  Granted                                  11.95         -           -            -
  Exercised                                 9.08         8.94        7.25        12.83
  Canceled                                 32.13         -           -           13.41
Balance at December 31, 1999               10.95         9.48        7.26         -
  Granted                                   9.26         -           -           13.41
  Exercised                                10.03         -           7.63        13.41
  Canceled                                 28.81         -           -            -
Balance at December 31, 2000                9.07         9.48        7.16         -
  Granted                                   4.72         -           -            -
  Exercised                                 6.40         -           -            -
  Canceled                                 11.19         -           6.00         -
Balance at December 31, 2001             $  8.11       $ 9.48      $ 7.51      $  -

           Stock Options, Warrants and Appreciation Rights Exercisable

                                                     Incentive     Stock
                                     Non-qualified     Stock    Appreciation
                                     Stock Options    Options      Rights
                                     -----------------------------------------

December 31, 1999:
  Exercisable                            649,535      128,482      45,612
  Weighted-average exercise price        $ 10.22      $  9.48      $ 7.26

December 31, 2000:
  Exercisable                            718,715      128,482      35,612
  Weighted-average exercise price        $  8.95      $  9.48      $ 7.16

December 31, 2001:
  Exercisable                            809,965      128,482      25,100
  Weighted-average exercise price        $  8.20      $  9.48      $ 7.51


There were no warrants outstanding on December 31, 2001, 2000 and 1999.

                                  OXiGENE, Inc.

6. Stockholders' Equity (continued)

                Stock Options and Appreciation Rights Outstanding

                                                                           Incentive      Stock
                                                           Non-qualified     Stock     Appreciation
                                                           Stock Options    Options       Rights
                                                         -----------------------------------------
December 31, 2001:
  Exercise prices ranging from $2.05 per share
  to $8.25 per share:
   Outstanding                                                708,555       115,000        25,100
   Weighted-average exercise price - outstanding               $ 5.77        $ 8.00        $ 7.51
   Weighted-average remaining contractual life             6.47 years    1.95 years     2.4 years
   Exercisable                                                395,361       115,000        25,100
   Weighted-average exercise price - exercisable               $ 6.20        $ 8.00        $ 7.51
  Exercise prices ranging from $8.50 per share
  to $12.75 per share:
   Outstanding                                                507,686          -             -
   Weighted-average exercise price - outstanding               $ 9.62        $ -           $ -
   Weighted-average remaining contractual life             7.16 years          -             -
   Exercisable                                                391,961          -             -
   Weighted-average exercise price - exercisable               $ 9.53        $ -           $ -
  Exercise prices ranging from $15.00 per share
  to $22.13 per share:
   Outstanding                                                 82,643        13,482          -
   Weighted-average exercise price - outstanding               $18.69        $22.13        $ -
   Weighted-average remaining contractual life             7.28 years    4.54 years          -
   Exercisable                                                 22,643        13,482          -
   Weighted-average exercise price - exercisable               $20.20        $22.13        $ -


Notes Receivable

During 1999, 2000, and 2001, certain stock options were exercised with the presentation of nonrecourse promissory notes to the Company. The interest rate on the nonrecourse promissory notes is 5.6% with maturity terms of one to three years.

Common Stock Reserved for Issuance

As of December 31, 2001, the Company has reserved approximately 1,634,000 shares of its Common Stock for issuance in connection with stock options, stock appreciation rights and warrants.

                                  OXiGENE, Inc.

6. Stockholders' Equity (continued)

Stock-Based Compensation

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001:

                   Assumption                       1999     2000     2001
----------------------------------------------------------------------------

Risk-free rate                                       6.25%    6.08%    4.23%
Dividend yield                                       0.00%    0.00%    0.00%
Volatility factor of the expected market price
  of the Company's Common Stock                      .762     .813     .632
Average life                                      4 years  4 years  4 years

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                      1999             2000           2001
                                  --------------------------------------------

Pro forma net loss                $(13,200,000)    $(10,100,000)    (5,500,000)
Pro forma net loss per share            $(1.29)          $(0.91)        $(0.48)

The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 were $7.11, $5.69 and $2.33, respectively.

                                  OXiGENE, Inc.

7.  Income Taxes

At December 31, 2001, the Company had net operating loss carry forwards of approximately $80.9 million for U.S. and foreign income tax purposes, approximately $48.4 million expiring for U.S. purposes through 2021. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Components of the Company's deferred tax asset at December 31, 2000 and 2001 are as follows:

                                                        2000          2001
                                                    --------------------------

Net operating loss carry forwards                    $25,479,000   $32,932,000
Compensatory stock options, warrants and
  stock appreciation rights                            1,046,000     1,078,000
Unrealized loss on available-for-sale securities         581,000          -
                                                    -------------------------
Total deferred tax asset                              27,106,000    34,010,000
                                                    --------------------------
Valuation allowance                                  (27,106,000)  (34,010,000)
                                                    --------------------------
Net deferred tax asset                               $      -      $      -
                                                     =========================

The   valuation   allowance   increased  by   approximately   $3.1  million  and
approximately $6.9 million for the years ended 2000 and 2001, respectively, due primarily to the increase in net operating loss carry forwards.

8. Commitments and Contingencies

Leases

The Company leases facilities in Watertown, Massachusetts. Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $0.2 million, approximately $0.3 million and approximately $0.3 million, respectively.

The minimum annual rent commitments for the above leases are as follows:

                           2002               294,000
                           2003               295,000
                           2004               295,000
                           2005               306,000
                           2006               306,000
                           Thereafter       1,202,000
                                           -----------
                                           $2,698,000
                                           ===========

                                  OXiGENE, Inc.

8. Commitments and Contingencies (continued)

License Agreements

On August 2, 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by ASU (the "License Agreement"). The Company paid an initial license fee of approximately $0.2 million and, is required to pay additional license fees in ten equal semi-annual installments of approximately $0.2 million commencing June 1, 2000. The license agreement and the related obligation have been recorded at the present value of the amount payable using an effective rate of 8.7%. The Company also is required to pay royalties on future net sales of products associated with these certain patent rights.

The Company has another license agreement to patent rights to a certain product. The agreement requires the Company to pay royalties, as defined, based on revenues received by the Company in respect to the specified product. This license expires in October 2011 and the product has not yet been commercially developed.

On April 14, 2000, the Company entered into an agreement to license certain technology to a pharmaceutical company. The agreement entitles the Company to share proceeds under subsequent sublicensing and receive royalties, as defined. Under the licensing agreement, the Company is obligated to pay 50% of development costs up to $0.2 million. On June 30, 2001 the Company sold its interest in and discharged all liabilities and obligations arising from this license agreement to CampaMed LLC.

Litigation

From time-to-time, the Company may be a party to actions and claims arising from the normal course of its business. The Company will vigorously defend actions and claims against it. There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

9. Subsequent Events

In March 2002, the Company announced that it had appointed Mr. Frederick Driscoll as Chief Executive Officer replacing Bjorn Nordenvall, M.D. Ph.D., who will transition out of his role as CEO by the end of June 2002. In addition, in February 2002, Mr. Ron Pero, Ph.D. a founder and formerly an officer and consultant of the Company stepped down as a director and has been replaced by Mr. William Shiebler. As a result, the Company estimates that future cash compensation expense will be reduced in 2002 by approximately $300,000 and $500,000 annually thereafter.

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company's common stock. A total of 1,109,571 options were subsequently cancelled. Under the recently adopted Compensation Award Stock Program, a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program, 208,541 shares of Restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company will recognize non-cash compensation expense of $2.9 million, of which $2.3 million will be recognized in the first quarter of 2002 and $0.6 million will be recognized over three years through 2004.

                                  OXiGENE, Inc.

9. Subsequent Events (continued)

Under the terms of both programs, participants are permitted to request a loan from the Company, the proceeds of which are to be used to satisfy any participant tax obligations that arise from the awards. These loans will be evidenced by a promissory note. Principal amounts outstanding under the promissory note will accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, will be repaid in three equal installments, on the first three anniversary dates of the stock grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant's stock, sufficient to satisfy the unpaid amounts, will be forfeited. No loans have been issued to date.

10. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

                                           Three months ended,
                            ---------------------------------------------------
                             March 31,    June 30,   September 30,  December 31,
                               2000         2000         2000           2000
                            ---------------------------------------------------
Licensing revenue          $  483,000   $  380,000   $  384,000     $  448,000
Interest income               449,000      529,000      499,000        445,000
                            ---------------------------------------------------
Total revenues                932,000      909,000      883,000        893,000

Costs relating to
  licensing revenue           347,000      249,000      250,000        316,000
Net loss                   (2,820,000)  (1,495,000)  (2,689,000)    (2,083,000)

Basic and diluted net
  loss per share           $    (0.25)  $    (0.13)  $    (0.24)    $    (0.19)

                                           Three months ended,
                            ---------------------------------------------------
                             March 31,    June 30,   September 30,  December 31,
                               2001         2001         2001           2001
                            ---------------------------------------------------
Licensing revenue          $  757,000   $  491,000   $  454,000     $7,251,000
Interest income               352,000      166,000      123,000        265,000
                            ---------------------------------------------------
Total revenues              1,109,000      657,000      577,000      7,516,000

Costs relating to
  licensing revenue           624,000      358,000      320,000        206,000

Net income (loss)          (2,143,000)  (3,739,000)  (2,040,000)     3,783,000
Basic and diluted net
  income (loss) per share  $    (0.19)  $    (0.33)  $    (0.18)    $     0.33