Form 10-Q
period 2002-03-31
OXIGENE INC
filed 2002-05-15
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2002

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

                                 Not applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of March 31, 2002, there were 12,636,664 shares of the Registrant's Common Stock issued and outstanding.

                                  OXiGENE, INC.

                Cautionary Factors that may Affect Future Results
                -------------------------------------------------

     Our disclosure and analysis in this report contain "forward-looking statements." Forward-looking statements give management's current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. These include statements, among others, relating to our planned future actions, our clinical trial plans, our research and development plans, our prospective products or product approvals, our beliefs with respect to the sufficiency of our cash and available-for-sale securities, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to, the Company's history of losses, anticipated continuing losses and uncertainty of future profitability; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company's existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company's dependence on others for much of the clinical development of its drugs under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence, and uncertainties related to the Company's ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION...............................................4
   Item 1.Financial Statements...............................................4
           Condensed Consolidated Balance Sheets.............................4
           Condensed Consolidated Statements of Operations...................5
           Condensed Consolidated Statements of Cash Flows...................6
           Notes to Condensed Consolidated Financial Statements..............7
   Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................10
   Item 3.Quantitative and Qualitative Disclosures about Market Risks.......17
PART II - OTHER INFORMATION.................................................18
   Item 1.Legal Proceedings.................................................18
   Item 2.Changes in Securities and Use of Proceeds.........................18
   Item 3.Defaults upon Senior Securities...................................18
   Item 4.Submission of Matters to a Vote of Security Holders...............18
   Item 5.Other Information.................................................18
   Item 6.Exhibits and Reports on Form 8-K..................................18
Signatures..................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  OXiGENE, Inc.
                      Condensed Consolidated Balance Sheets
                (All amounts, except share amounts, in thousands)

                                                                     March 31,   December 31,
                                                                       2002          2001
                                                                       ----          ----
                                                                    (Unaudited)
Assets
Current assets:
   Cash                                                              $ 16,525      $ 19,030
   Available-for-sale securities                                        1,671          -
   Prepaid expenses                                                       298           457
   Interest receivable                                                      1          -
   Other current assets                                                    14            13
                                                                     --------      --------
Total current assets                                                   18,509        19,500

Property and equipment, at cost                                           863           867
Accumulated depreciation                                                 (271)         (237)
                                                                     --------      --------
Net property and equipment                                                592           630

License agreements, net of accumulated amortization                     1,240         1,939
Deposits                                                                   77            84
                                                                     --------      --------
Total assets                                                         $ 20,418      $ 22,153
                                                                     ========      ========
Liabilities and stockholders' equity
Current liabilities:
   License agreement payable - current portion                       $    273      $    270
   Accrued expenses for research and development                        1,350         1,269
   Other accrued expenses                                                 512           514
   Other payables                                                       1,208         1,138
                                                                     --------      --------
Total current liabilities                                               3,343         3,191

License agreement payable - non-current portion                           454           442

Stockholders' equity:
   Common Stock, $.01 par value, 60,000,000
    shares authorized: 12,636,664 shares at
    March 31, 2002 and 11,432,093 shares at
    December 31, 2001 issued and outstanding                              123           114
   Additional paid-in capital                                          84,067        82,385
   Accumulated deficit                                                (64,811)      (60,640)
   Accumulated other comprehensive income                                 423           461
   Notes receivable                                                    (2,657)       (3,765)
   Deferred compensation                                                 (524)          (35)
                                                                     --------      --------
Total stockholders' equity                                             16,621        18,520
                                                                     --------      --------
Total liabilities and stockholders' equity                           $ 20,418      $ 22,153
                                                                     ========      ========

See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                        2002       2001
                                                                        ----       ----
Revenues:

Licensing revenue                                                    $   -      $    757
Interest income                                                            79        352
                                                                     --------   --------
Total revenues                                                             79      1,109
                                                                     --------   --------
Expenses:

Costs relating to licensing revenue                                      -           624
Amortization of license agreement                                          20         74
Research and development                                                1,910      1,251
General and administrative                                              3,629      1,187
                                                                     --------   --------
Total costs and expenses                                                5,559      3,136
                                                                     --------   --------
Net loss from operations                                               (5,480)    (2,027)

Gain on sale of joint venture                                           1,325       -
Interest expense                                                          (13)       (17)
Other expense, net                                                         (3)       (99)
                                                                     --------   --------
Net loss                                                             $ (4,171)  $ (2,143)
                                                                     ========   ========


Basic and diluted net loss per common share                          $  (0.35)  $  (0.19)
                                                                     ========   ========

Weighted average number of common shares outstanding                   11,961     11,376
                                                                     ========   ========


See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                        2002       2001
                                                                        ----       ----

Operating Activities:

Net loss                                                             $ (4,171)  $ (2,143)
Adjustment to reconcile net loss to net cash used in
  operating activities:
    Gain on sale of joint venture                                      (1,325)      -
    Compensation expense related to issuance of Common Stock            2,297       -
    Depreciation                                                           38         43
    Abandonment of property and equipment                                   2       -
    Compensation related to issuance of options                            13         66
    Amortization of deferred licensing revenue                           -          (133)
    Amortization of licensing agreement                                    24         74
    Loss on sale of available-for-sale securities                        -            99

    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                           166       (129)
      Accounts payable and accrued expenses                               138       (301)
                                                                     --------   --------
Net cash used in operating activities                                  (2,818)    (2,424)

Investing activities:
Purchase of available-for-sale securities                              (1,691)      -
Proceeds from sale of investment                                        2,000       -
Purchase of property and equipment                                         (3)      (125)
Deposits                                                                 -            18
Amounts paid for licensing agreement                                     -            17
                                                                     --------   --------
Net cash provided by (used in) investing activities                       306        (90)

Effect of exchange rate on changes in cash                                  7        (24)
                                                                     --------   --------
Net decrease in cash and cash equivalents                              (2,505)    (2,538)
Cash and cash equivalents at beginning of period                       19,030     27,063
                                                                     --------   --------

Cash and cash equivalents at end of period                           $ 16,525   $ 24,525
                                                                     ========   ========

See accompanying notes.

                                  OXiGENE, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. All dollar amounts are shown in thousands, except par value and per share data.

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

Available-for-Sale Securities

     In accordance with the Company's investment policy, surplus cash is invested in corporate and U.S. Government debt securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. Interest and dividends on securities classified as available-for-sale are included in interest income.

Net Loss Per Share

     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. All options issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted-average shares.

Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in accumulated other comprehensive income. Accumulated other comprehensive income consists of unrealized loss on available-for-sale securities of approximately $0.02 million and approximately $1.0 million and accumulated foreign currency translation adjustment gain of approximately $0.4 million and approximately $0.5 million at March 31, 2002 and December 31, 2001, respectively.

2. Stockholders' Equity

     In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company's Common Stock. A total of 1,109,571 options were subsequently cancelled. Under the recently adopted Compensation Award Stock Program, a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program, 208,541 shares of Restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million will be recognized over three years through 2004.

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

     The market value of the Company's Common Stock at March 31, 2002 was lower than the exercise price of previously issued Stock Appreciation Rights ("SARs"). SARs granted to employees pursuant to the amended and restated 1992 Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of rights exercised. These rights vest ratably over three years and are exercisable for ten years. Accordingly, there was no financial reporting impact for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company recorded stock-based compensation expense of approximately $0.01 million in connection with options issued to non-employees in the prior years.

3. Subsequent Event

     On April 23, 2002, the Company and Active Biotech AB ("Active") signed an exclusive licensing agreement pursuant to which the Company granted to Active certain intellectual property rights related to the Company's benzamide-based compound, Declopramide. Under the terms of the agreement, the Company will supply all of its existing documentation and results from its Phase I Declopramide trials to Active. Active assumes all responsibilities for development of the compound and the Company will share any future milestone and royalty payments resulting from successful development of the compound.

4. Termination of Joint Venture Agreement

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceutical, Inc. ("Peregrine") forming Arcus Therapeutics, LLC ("ARCUS") to develop and commercialize certain technologies. Under the terms of the agreement, Peregrine and the Company supplied intellectual property and a license to use certain compounds, respectively, to the joint venture.

     In February 2002, the Company and Peregrine agreed to conclude the ARCUS joint venture. Under the terms of the agreement, Peregrine paid the Company $2.0 million and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and results of Operations as of March 31, 2002 and 2001 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Description of Business

     OXiGENE, Inc. (the "Company") is an international biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer. Historically, the Company's activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Recently, however, our efforts have focused primarily on our vascular targeting agents ("VTAs" or "VTA"), Combretatastin CA4 Prodrug ("CA4P") and Oxi-4503. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of operations.

     The Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations.

     The Company's failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would have a material effect on its business, financial condition and results of operations. Royalties or other revenue generated for the Company from commercial sales of the Company's potential products are not expected for several years, if at all.

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the termination of the above stated agreement. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized a termination agreement setting forth the two companies' agreement with respect to the termination.

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. ("Peregrine"), forming Arcus Therapeutics LLC ("ARCUS") to develop and commercialize VTA technologies employing conjugated antibodies. Under the terms of the joint venture agreement, the Company agreed to provide exclusive licenses to its next generation tubulin-binding compounds for use solely in conjunction with a Peregrine antibody and, based upon the development success of the joint venture, agreed to fund up to $20.0 million of the development expenses of ARCUS. In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million and purchased $2.0 million, or 585,009 shares, of Peregrine's Common Stock. In June 2001, the Company sold all 585,009 shares of Peregrine's Common Stock and recorded a loss on sale of available-for-sale securities of approximately $0.6 million. In February 2002, the Company and Peregrine agreed to conclude the ARCUS joint venture. Under the terms of the agreement, Peregrine paid the Company $2.0 million and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

     In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC ("CampaMed"). Under the terms of the agreement, CampaMed provided approximately $3.3 million in future payments based upon sales of the products. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement during the period ended March 31, 2002.

     In September 2001, the Company entered into a Joint Research Agreement with Jomed N.V. ("Jomed") to research restenosis inhibitors, integrating Jomed's stent technology with the Company's platform of VTAs. Pursuant to the agreement, Jomed has agreed to fund and perform proof-of-concept studies with the Company's VTAs on drug eluting stents. At the conclusion of the studies, and dependant in part on the results of the studies, the Company and Jomed intend to meet to negotiate further business terms regarding rights, licenses and royalties arrangements for going forward.

     In September 2001, the Company signed a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health, to study the effects of CA4P on an animal model of proliferative diabetic retinopathy, which is an eye disease characterized by aberrant neo-vasculature growth. The Company agreed to fund the cost of this study.

     The Company has generated a cumulative net loss of approximately $64.8 million for the period from its inception through March 31, 2002. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the agreement with BMS, the Company had no material licensing revenues or other fee income. The Company will continue to have no material amount of revenues or fee income due to the termination of the BMS agreement, unless the Company enters into another arrangement providing licensing or fee revenue. As of March 31, 2002, the Company had no long-term debt or loans payable.

Results of Operations - Three Months Ended March 31, 2002 and 2001

Revenues

Three Months Ended March 31, 2002 and 2001

     For the three months ended March 31, 2002, the Company had no licensing revenue due to the termination of the Research Collaboration and License Agreement with BMS. For the three months ended March 31, 2001, the Company had licensing revenue of approximately $0.8 million. For the three months ended March 31, 2002 and 2001, the Company had interest income of approximately $0.1 million and approximately $0.4 million, respectively. The decrease in interest income is primarily due to the Company's overall cash position decreasing as well as declining interest rates and returns on investments throughout 2002. The Company will continue to generate no material amount of revenues or fee income due to the termination of the BMS agreement, unless the Company enters into another arrangement providing the Company licensing or fee revenue.

Expenses

Three Months Ended March 31, 2002 and 2001

     Total operating expenses for the three months ended March 31, 2002 and 2001 amounted to approximately $5.6 million and approximately $3.1 million, respectively. Research and development expenses increased to approximately $1.9 million during the three months ended March 31, 2002 from approximately $1.3 million for the comparable 2001 period. The increase of approximately $0.6 million was attributable to the Company's decision to proceed forward with the research and development of its lead compound CA4P following the termination of the Research Collaboration and License Agreement with BMS, of which, research and development costs associated with this agreement were previously assumed by BMS. Partially offsetting this increase was the Company's termination of its joint venture with Peregrine, ARCUS, and the conclusion of further development of its benzamide-based compound, Declopramide.

     Non-qualified stock options ("NQSOs") granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2002 and 2001, the Company recorded approximately $0.01 million and approximately $0.07 million, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company's Common Stock at December 31, 2001 was lower than the exercise price of previously issued SARs and there was no balance for previously recorded charges for the SARs, no expense was recorded for the three month period ended March 31, 2002 and 2001.

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

     General and administrative expenses for the year ended March 31, 2002 increased to approximately $3.6 million from approximately $1.2 million for the comparable 2000 period. The increase of approximately $2.4 million was primarily attributable to a one-time non-cash compensation charge associated with the Compensation Award Stock Program of approximately $2.2 million and an approximate $0.1 million recurring charge associated with the Restricted Stock Program, issued in February 2002. Absent this one-time charge of approximately $2.3 million, general and administrative expenses would have increased approximately $0.1 million, which was due to higher legal expenses. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of March 31, 2002, the Company had an accumulated deficit of approximately $64.8 million. The Company expects to incur additional expenses, resulting in operating losses, over at least the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

     The Company had cash and available-for-sale securities of approximately $18.2 million at March 31, 2002, compared to approximately $19.0 million at December 31. 2001. In February 2002, the Company received $2.0 million from Peregrine in connection with the termination of the ARCUS joint venture. Absent this payment, the cash and available-for-sale securities would have been approximately $16.1 million. The approximate decrease of $2.9 million was attributable to higher legal expenses, costs associated with further development of the Company's lead compound, CA4P, which such costs were not assumed by BMS due to the termination of the Research Collaboration and License Agreement, and normal increases in monthly recurring charges.

     The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations, such decrease may be offset in whole or in part to the extent the Company enters into any new collaboration agreements that are a source of funding.

     The Company's policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, for pre-clinical research.

     The Company anticipates that its cash and cash equivalents as of March 31, 2002, should be sufficient to satisfy the Company's projected cash requirements as of that date through approximately the third quarter of 2005. The Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company's current business plan, including the planned continued clinical development of the Company's lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through completion of clinical trials and the FDA approval process of CA4P, whether or not such approval is ultimately obtained. However, the Company's cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the progress of and results of its pre-clinical testing and clinical trials of CA4P, the progress of the Company's research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company's development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company's patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company's products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

     The Security and Exchange Commission recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of March 31, 2002:

Contractual Obligations                           Payments due by period
-----------------------
                                 Total     Less than                            After 5
                                             1 year    1-3 years    4-5 years    years
                              ----------------------------------------------------------
License Agreement Payable     $  727,000   $273,000   $  454,000    $   -      $   -
Termination Agreement            290,000    290,000         -           -          -
Operating lease                2,622,000    218,000      894,000     612,000    898,000
                              ---------------------------------------------------------
Total contractual cash
obligations                   $3,639,000   $781,000   $1,348,000    $612,000   $898,000
                              =========================================================

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

     The Company has capitalized the costs of acquiring licenses related to its exclusive License Agreement for the commercial development, use and sale of products or services covered by patent rights related to Combretastatin owned by ASU. The present value of the amount payable under the License Agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to these certain patent rights.

     The Company evaluates it intangibles for important indicators in accordance with SFAS No. 121. The Company does not have any impairment issues at March 31, 2002.

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

R&D Disclosure

     Members of the Company's research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the quarter ended March 31, 2002 and the year ended December 31, 2001, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of Declopramide, a third generation benzamide technology, the ARCUS joint venture and the next generation of VTAs.

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

Tax Matters

     As of March 31, 2002, the Company had net operating loss carry forwards of approximately $85.0 million for U.S. and foreign income tax purposes, of which approximately $52.6 million expires for U.S. tax purposes through 2020. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company has reviewed the provisions of Regulation S-K Item 305. At March 31, 2002, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures in place to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. The Company's cash and marketable securities are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 2. Legal Proceedings

There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

Item 3. Changes in Securities and Use of Proceeds

None.

Item 4. Defaults upon Senior Securities

None.

Item 5. Submission of Matters to a Vote of Security Holders

None.

Item 6. Other Information

Not applicable.

Item 7. Exhibits and Reports on Form 8-K

        (a)   Exhibits.

        10.13 Employment Agreement with Joel-Tomas Citron dated as of January 2, 2002. *

        10.14 Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company dated as of February 15, 2002. *

        10.15 Plan and Agreement of Liquidation of Arcus Therapeutics LLC dated as of February 28, 2002.

            * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.


        (b)  Reports on Form 8-K.

             On February 28, 2002, the Company filed a report on Form 8-K announcing that the Arcus Therapeutics LLC joint venture with Peregrine Pharmaceuticals Inc. ("Peregrine") ended with Peregrine paying the Company $2.0 million and both companies reacquiring full rights to their respective vascular targeting technologies as well as the rights to any discoveries related to their contributions to the joint venture.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OXiGENE, INC.
                                        (Registrant)


                                        By: /s/ Frederick W. Driscoll
                                        -----------------------------
                                                Frederick W. Driscoll
                                                President and
                                                Chief Executive Officer


                                                May 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                      Date
    ---------                     -----                      ----


/s/ Rick St. Germain       Controller and Chief          May 15, 2002
--------------------       Accounting Officer
    Rick St. Germain