Form 10-Q
period 2002-06-30
OXIGENE INC
filed 2002-08-14
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2002, there were 12,676,664 shares of the Registrant's Common Stock issued and outstanding.

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

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION.................................................4
    Item 1.Financial Statements................................................4
             Condensed Consolidated Balance Sheets.............................4
             Condensed Consolidated Statements of Operations...................5
             Condensed Consolidated Statements of Cash Flows...................6
             Notes to Condensed Consolidated Financial Statements..............7
    Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10
    Item 3.Quantitative and Qualitative Disclosures about Market Risks........17
PART II - OTHER INFORMATION...................................................18
    Item 1.Legal Proceedings..................................................18
    Item 2.Changes in Securities and Use of Proceeds..........................18
    Item 3.Defaults upon Senior Securities....................................18
    Item 4.Submission of Matters to a Vote of Security Holders................18
    Item 5.Other Information..................................................18
    Item 6.Exhibits and Reports on Form 8-K...................................19
Signatures....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  OXiGENE, Inc.
                      Condensed Consolidated Balance Sheets
         (All amounts in thousands, except shares and per share data)

                                                                June 30,           December 31,
                                                                 2002                 2001
                                                                -------              -------
                                                              (Unaudited)
Assets
Current assets:
   Cash                                                         $10,802              $19,030
   Available-for-sale securities                                  4,441                 -
   Prepaid expenses                                                 103                  457
   Interest receivable                                                1                 -
   Other current assets                                              16                   13
                                                                -------              -------
Total current assets                                             15,363               19,500

Property and equipment, at cost                                     863                  867
Accumulated depreciation                                           (305)                (237)
                                                                -------              -------
Net property and equipment                                          558                  630

License agreements, net of accumulated amortization               1,215                1,939
Deposits                                                             77                   84
                                                                -------              -------
Total assets                                                    $17,213              $22,153
                                                                =======              =======

Liabilities and stockholders' equity
Current liabilities:
   License agreement payable - current portion                  $   279              $   270
   Accrued expenses for research and development                  1,339                1,269
   Other accrued expenses                                           757                  514
   Other payables                                                 1,028                1,139
                                                                -------              -------
Total current liabilities                                         3,403                3,192

License agreement payable - non-current portion                     303                  442

Stockholders' equity:
   Common Stock, $.01 par value, 60,000,000 shares
    authorized: 12,676,644 shares at June 30, 2002
    and 11,432,093 shares at December 31, 2001,
    issued and outstanding                                          123                  114
   Additional paid-in capital                                    83,514               82,385
   Accumulated deficit                                          (67,552)             (60,641)
   Accumulated other comprehensive income                           592                  461
   Notes receivable                                              (2,707)              (3,765)
   Deferred compensation                                           (463)                 (35)
                                                                -------              -------
Total stockholders' equity                                       13,507               18,519
                                                                -------              -------
Total liabilities and stockholders' equity                      $17,213              $22,153
                                                                =======              =======

See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                     2002          2001           2002          2001
                                                   --------      --------       --------      --------
Revenues:
License revenue                                    $   -         $    491       $   -         $  1,248
Interest income                                          71           166            151           518
                                                   --------      --------       --------      --------
Total revenues                                           71           657            151         1,766

Expenses:

Costs relating to license revenue                      -              358           -              982
Amortization of license agreement                        22            74             42           148
Research and development                              1,196         2,021          3,106         3,272
General and administrative                            1,585         1,472          5,215         2,659
                                                   --------      --------       --------      --------
Total costs and expenses                              2,803         3,925          8,363         7,061
                                                   --------      --------       --------      --------
Net loss from operations                             (2,732)       (3,268)        (8,212)       (5,295)

Gain on sale of joint venture                          -             -             1,325          -
Interest expense                                         (4)          (19)           (17)          (36)
Other expense, net                                       (4)         (452)            (7)         (551)
                                                   --------      --------       --------      --------
Net loss                                           $ (2,740)     $ (3,739)      $ (6,911)     $ (5,882)
                                                   ========      ========       ========      ========

Basic and diluted net loss per common share        $  (0.23)     $  (0.33)      $  (0.58)     $  (0.52)
                                                   ========      ========       ========      ========

Weighted average number of common
  shares outstanding                                 11,973        11,233         11,984        11,226
                                                   ========      ========       ========      ========

See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)


                                                                      Six months ended
                                                                          June 30,
                                                                 2002                 2001
                                                                -------              -------

Operating Activities:

Net loss                                                        $(6,911)             $(5,882)
Adjustment to reconcile net loss to net cash used in operating activities:
    Gain on sale of joint venture                                (1,325)                -
    Stock compensation expense                                    2,371                  105
    Notes receivable - promissory notes                            (604)                -
    Depreciation                                                     68                   87
    Disposal of property and equipment                               11                 -
    Amortization of deferred license revenue                       -                    (267)
    Amortization of licensing agreement                              49                  148
    Loss on sale of available-for-sale securities                  -                     551

    Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                    362                  281
       Accounts payable and accrued expenses                        123                 (430)
                                                                -------              -------
Net cash used in operating activities                            (5,856)              (5,407)

Investing activities:
Purchase of available-for-sale securities                        (4,441)                -
Proceeds from sale of investment                                  2,000                1,449
Purchase of property and equipment                                   (7)                (141)
Deposits                                                           -                      17
Payment for license agreement                                      -                    (126)
                                                                -------              -------
Net cash provided by (used in) investing activities              (2,448)               1,199

Effect of exchange rate on changes in cash                           76                  (53)
                                                                -------              -------
Net decrease in cash and cash equivalents                        (8,228)              (4,261)
Cash and cash equivalents at beginning of period                 19,030               27,063
                                                                -------              -------
Cash and cash equivalents at end of period                      $10,802              $22,802
                                                                =======              =======

See accompanying notes.

                                  OXiGENE, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and no further obligation is deemed to exist.

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

Net Loss Per Share

     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", by dividing the net loss per share by the weighted-average number of shares outstanding. All options issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted-average shares.

Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in accumulated other comprehensive income. Accumulated other comprehensive loss was approximately $0.1 million at June 30, 2002 and at December 31, 2001. Accumulated other comprehensive loss consists of unrealized loss on available-for-sale securities of approximately $0.05 million and approximately $1.0 million and accumulated foreign currency translation adjustment gain of approximately $0.6 million and approximately $0.5 million at June 30, 2002 and December 31, 2001, respectively. Comprehensive loss was approximately $6.4 million and approximately $4.6 million at June 30, 2002 and December 31, 2001, respectively.

2. Stockholders' Equity

     In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company's Common Stock. A total of 1,109,571 options were subsequently cancelled. In January 2002, under the Compensation Award Stock Program, a total of 821,030 shares of Common Stock were issued to directors, and under the Restricted Stock Program, 208,541 shares of restricted Common Stock were issued to employees and consultants. The shares of restricted Common Stock are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. The fair market value of the Common Stock on the date of grant was $2.07. In connection with the two programs, the Company recognized non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million is to be recognized over a three-year period ending January 2005. Of this approximate $0.6 million approximately $0.05 million was recognized in the second quarter of 2002.

     Under the original terms of both programs, all participants were permitted to make a one-time request for a loan from the Company to satisfy any participant tax obligations that arose from the awards. The loans are evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, is payable, in the case of employees in three annual installments, with the first payment due on the first anniversary of the stock grant date and the second and final installments due on the second and third anniversaries, respectively, of the stock grant date and, in the case of directors and an employee director, on the third anniversary of the grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes. The stock certificates representing those shares shall remain in the possession of the Company until the loans, together with interest, are repaid in full. In the event a participant fails to pay all amounts due under a promissory note, a number of shares of that participant's Common Stock with a fair market value, (as determined by the Company) sufficient to satisfy the unpaid amounts, will be forfeited. The promissory notes are otherwise nonrecourse.

     Approximately $0.6 million of promissory notes have been issued to participants under the loan program and of this amount approximately $0.5 million principal was issued to officer and director participants. No further loans are expected to be issued under the program and, in any event, no further loans will be issued to officers or directors. Accrued interest of approximately $30,000 was recorded in association with the promissory notes for the six months ended June 30, 2002. In the second quarter of 2002 in connection with the loan program, the Company made tax payments on behalf of the participants in the amount of approximately $0.6 million. The Company does not expect to make any additional tax payments in connection with the program.

     The market value of the Company's Common Stock at June 30, 2002 was lower than the exercise price of previously issued Stock Appreciation Rights ("SARs"). SARs granted to employees pursuant to the amended and restated 1992 Stock Appreciation Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of rights exercised. These rights vest ratably over three years and are exercisable for ten years. During the six months ended June 30, 2002, the Company recorded stock-based compensation expense of approximately $20,000 in connection with options issued to non-employees in the prior years.

3. Termination of Agreements

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

     On February 15, 2002, the Company and Bristol-Myers Squibb Company signed a termination agreement relating to the termination of the parites' Research Collaboration and License Agreement. Under the terms of the termination agreement, the Company paid approximately $0.2 million at the date of execution and is required to pay additional amounts as follows: $0.2 million due and payable 180 days after date of execution, $0.3 million due and payable within 30 days of the first notice of allowance with respect to the licensed patent rights, and $0.4 million due and payable within 30 days of issuance of a patent relating to the licensed patent rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and results of Operations as of June 30, 2002 and 2001 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Company's failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on its business, financial condition and results of operations. Royalties or other revenue generated for the Company from commercial sales of the Company's potential products are not expected for several years, if at all.

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (the "BMS Agreement"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the termination of the BMS Agreement. In February 2002, the Company and BMS finalized a termination agreement setting forth the two companies' rights and obligations with respect to the termination. Under the terms of the termination agreement, the Company has agreed to make certain payments to BMS in connection with the in-license of certain BMS developed technologies. These payments consist of approximately $0.2 million paid at the time of execution of the termination agreement, $0.2 million due in August 2002, $0.3 million due 30 days after the first notice of allowance involving the licensed patent rights and $0.4 million due 30 days after the issuance of a patent related to the licensed patent rights.

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

     In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC ("CampaMed"). Under the terms of the agreement, CampaMed provided approximately $3.3 million in future payments based upon sales of the products. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement through the period ended June 30, 2002.

     In September 2001, the Company entered into a Joint Research Agreement with Jomed N.V. ("Jomed") to research restenosis inhibitors, integrating Jomed's stent technology with the Company's platform of VTAs. Pursuant to the agreement, Jomed agreed to fund and perform proof-of-concept studies with the Company's VTAs on drug eluting stents. At the conclusion of the studies, and dependant in part on the results of the studies, the Company and Jomed intend to meet to negotiate further business terms regarding rights, licenses and royalties arrangements for going forward.

     In September 2001, the Company signed a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health, to study the effects of CA4P on an animal model of proliferative diabetic retinopathy, which is an eye disease characterized by aberrant neo-vasculature growth. The Company agreed to fund the cost of this study.

     In April 2002, the Company finalized an agreement to license its Benzamide compound, Declopramide, to Active Biotech AB ("Active") for all indications. Active will focus the majority of its Declopramide research on Inflammatory Bowel Disease ("IBD"). In earlier studies involving animal models, Declopramide had shown unexpectedly positive results for the treatment of IBD. The Company will supply all of its existing documentation and results from its Phase I Declopramide trials to Active. Active will assume all responsibilities for development of the compound. The companies will share any future milestone and royalty payments resulting from any furture licensing of Declopramide.

     The Company has generated a cumulative net loss of approximately $67.6 million for the period from its inception through June 30, 2002. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the BMS Agreement, the Company had no material licensing revenues or other fee income. Since the termination of the BMS Agreement, the Company has had no material amount of revenues or fee income and unless the Company enters into another arrangement providing licensing or fee revenue, the Company will continue to have no material amount of revenues or fee income. There can be no assurance that the Company will enter into any such arrangements. As of June 30, 2002, the Company had no long-term debt or loans payable.

Results of Operations - Three and Six Months Ended June 30, 2002 and 2001

Revenues

Three Months Ended June 30, 2002 and 2001

     For the three months ended June 30, 2002, the Company had no licensing revenue. For the three months ended June 30, 2001, the Company had licensing revenue of approximately $0.5 million. The decrease is due to the termination of the BMS Agreement. For the three months ended June 30, 2002 and 2001, the Company had interest income of approximately $0.1 million and approximately $0.2 million, respectively. The decrease of approximately $0.1 million is attributable to the decreasing cash position of the Company and declining rate of returns on investments throughout 2002.

Six Months Ended June 30, 2002 and 2001

     For the six months ended June 30, 2002, the Company had no licensing revenue. For the six months ended June 30, 2001, the Company had licensing revenue of approximately $1.2 million. The decrease is due to the termination of the BMS Agreement. For the six months ended June 30, 2002 and 2001, the Company had interest income of approximately $0.2 million and approximately $0.5 million, respectively. The decrease in interest income is primarily due to the Company's cash position decreasing as well as declining interest rates and returns on investments throughout 2002.

Expenses

Three Months Ended June 30, 2002 and 2001

     Total operating expenses for the three months ended June 30, 2002 and 2001 amounted to approximately $2.8 million and approximately $3.9 million, respectively. Research and development expenses decreased to approximately $1.2 million during the three months ended June 30, 2002 from approximately $2.0 million for the comparable 2001 period. The decrease of approximately $0.8 million was attributable to the Company's decision to cease further research on its benzamide-based compound, Declopramide, the termination of the ARCUS Therapeutics joint venture with Peregrine, and reduced travel and personnel costs. The further funding of research and development of the Company's lead compound CA4P following the termination of the BMS Agreement partially offset this decrease. Under the terms of the BMS Agreement, the costs associated with the research and development of CA4P in the second quarter of 2001 were reimbursed by BMS. General and administrative expenses for the three months ended June 30, 2002 increased to approximately $1.6 million from approximately $1.5 million for the comparable 2001 period. The increase of approximately $0.1 million was primarily attributable to a one-time non-recurring severance accrual partially offset by reduced audit, investor relations and travel related costs.

Six Months Ended June 30, 2002 and 2001

     Total operating expenses for the six months ended June 30, 2002 and 2001 amounted to approximately $8.4 million and approximately $7.1 million, respectively. Research and development expenses decreased to approximately $3.1 million during the six months ended June 30, 2002 from approximately $3.3 million for the comparable 2001 period. The decrease of approximately $0.2 million was attributable to the Company's decision to cease further research on its benzamide-based compound, Declopramide, the termination of the joint venture with Peregrine, ARCUS, and reduced travel and personnel costs. Funding the research and development of the Company's lead compound CA4P following the termination of the BMS Agreement partially offset this decrease. The costs associated with the research and development of CA4P in the second quarter of 2001 were reimbursed by BMS. Due to the termination of the BMS Agreement, these costs will no longer be reimbursed by BMS.

     The Company expects research and development costs associated with the Combretastatin compounds, including CA4P, to increase from current levels as the compounds progress through the clinical development process.

     Non-qualified stock options ("NQSOs") granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2002 and 2001, the Company recorded approximately $0.2 million and approximately $0.7 million, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company's Common Stock at June 30, 2002 was lower than the exercise price of previously issued SARs and there was no balance for previously recorded charges for the SARs, no expense was recorded for the six month periods ended June 30, 2002 and 2001.

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

     General and administrative expenses for the six months ended June 30, 2002 increased to approximately $5.2 million from approximately $2.7 million for the comparable 2001 period. The increase of approximately $2.5 million was primarily attributable to a one-time non-cash compensation charge associated with the Compensation Award Stock Program of approximately $2.2 million and an approximate $0.1 million recurring charge in each of the first two quarters associated with the Restricted Stock Program. Absent the one-time charge of approximately $2.2 million and the associated recurring charges of approximately $0.2 million for the six months ended June 30, 2002, general and administrative expenses would have increased approximately $0.1 million. This increase was due to a one-time non-recurring severance accrual for a workforce reduction offset by reduced travel, investor relation and general office administration costs. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal year 2000. As of June 30, 2002, the Company had an accumulated deficit of approximately $67.6 million. The Company expects to incur additional expenses, resulting in operating losses, over at least the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

     The Company had cash and available-for-sale securities of approximately $15.2 million at June 30, 2002, compared to approximately $19.0 million at December 31, 2001. In February 2002, the Company received $2.0 million from Peregrine in connection with the termination of the ARCUS joint venture. Absent this payment, the cash and available-for-sale securities would be approximately $13.2 million at June 30, 2002. The approximate decrease of $5.8 million was attributable to costs associated with further development of the Company's lead compound, CA4P, which costs are no longer assumed by BMS as a result of the termination of the BMS Agreement, a one-time payment of the tax obligations of participants in connection with the participants' election to borrow from the Company the amount necessary to satisfy income tax obligations arising as a result of stock grants under the Compensation Award Stock Program and the Restricted Stock Plan, and normal increases in monthly recurring charges.

     The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations.

     The Company's policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, and Baylor University, Waco, TX, for pre-clinical research.

     The Company anticipates that its cash and cash equivalents as of June 30, 2002, should be sufficient to satisfy the Company's projected cash requirements as of that date through approximately the second quarter of 2005. The Company has focused and streamlined its research and development programs, reduced its workforce and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company's current business plan, including the planned continued clinical development of the Company's lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through completion of clinical trials and the FDA approval process of CA4P, whether or not such approval is ultimately obtained. However, the
Company's cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the progress of and results of its pre-clinical testing and clinical trials of CA4P, the progress of the Company's research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company's development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company's patent claims, or defending the Company against any possible claims the Company infringed any third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company's products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

     The following table sets forth the Company's contractual obligations and commitments as of June 30, 2002:


Contractual Obligations                            Payments due by period
--------------------------------

                                              Less than 1
                                     Total        year       1-3 years   4-5 years  After 5 years
                               ----------------------------------------------------------------
License Agreement Payable         $  582,000    $279,000   $  303,000    $   -        $   -
                                                                                          -
BMS Termination Agreement            290,000     290,000         -           -            -
Executive Termination Agreement      282,000     207,000       75,000        -            -
Operating lease                    2,550,000     146,000      894,000     612,000      898,000
                               ----------------------------------------------------------------
Total contractual cash
obligations                       $3,704,000    $922,000   $1,272,000    $612,000     $898,000
                               ================================================================

     The above table does not include any contingent obligations or commitments. Under the BMS termination agreement, the Company is obligated to make additional payments of up to $0.7 million upon the occurrence of certain critical milestones related to in-licensed patents.

Critical Accounting Policies

     We believe the following accounting policies to be critical:

     Revenue - The Company has entered into collaborations agreements with certain universities and other companies. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidates, Combretastatin in fiscal 2002 and Declopramide in fiscal 2001. The Company's collaborations have generally provided for the Company's partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. In general, collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable expenses are deferred and only recognized when the related expenses have been incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and no further obligations with respect to such milestone is deemed to exist.

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

     The Company has capitalized the costs of acquiring licenses related to its exclusive license agreement with Arizona State University ("ASU") for the commercial development, use and sale of products or services covered by patent rights related to Combretastatin owned by ASU. The present value of the amount payable under the license agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to the licensed patent rights.

     The  Company   evaluates  its  intangibles  for  important   indicators  in
accordance with SFAS No. 121. The Company did not have any impairment issues at June 30, 2002.

     Use of Estimates - The Company prepares financial statements in accordance with generally accepted accounting principles in the United States. These principles require that the Company make estimates and use assumptions that affect the reporting of the Company's assets and liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company's actual results, based upon the future resolution of these uncertainties, could differ materially from our estimates.

R&D Disclosure

     The Company's research and development team typically works on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the quarter ended June 30, 2002 and the year ended December 31, 2001, however, the Company estimates that a majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of the Company's next generations compounds, including CA4P, in fiscal year 2002 and the Company's third generation benzamide technology, Declopramide, and the ARCUS joint venture in fiscal year 2001.

     The expenses associated with the development of Declopramide in fiscal year 2001 related to the Phase II human clinical trials that were performed at three centers in the U.S. and conducted by a leading clinical research organization; the ARCUS joint venture expenses in fiscal year 2001 were related to payments to the University of Texas Southwestern for the preclinical development of conjugated monoclonal antibodies to be used as VTAs; and the expenses for the drug discovery program targeted at developing the next enhanced Combretastatin-like compound relates to in vitro work performed at Baylor University and in vivo studies at the University of Lund. The expenses associated with CA4P related to further progression of clinical trials sub-contracted to various clinical research organizations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company has reviewed the provisions of Regulation S-K Item 305. At June 30, 2002, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures in place to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. The Company's cash and marketable securities are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2002, the Company held its Annual Meeting of Stockholders (the "Meeting") at the Company's principal offices in Watertown, Massachusetts. On April 12, 2002, the record date, there were 12,636,664 shares of outstanding Common Stock of the Company that could be voted at the Meeting. A total of 10,311,273 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Dr. Bjorn Nordenvall, Frederick W. Driscoll, Per-Olaf Soderberg and William Shiebler, were elected by plurality as follows:

---------------------------------------------------------------------
                                  FOR            Withhold Authority
---------------------------------------------------------------------
Name of Director             Number of Shares     Number of Shares
---------------------------------------------------------------------
Joel-Tomas Citron              4,419,870             5,891,403
Gerald A. Eppner               4,544,160             5,767,113
Michael Ionata                 4,544,160             5,767,113
Arthur B. Laffer               4,489,255             5,822,018
Bjorn Nordenvall               4,542,890             5,768,413
Per-Olaf Soderberg             4,544,160             5,767,113
William N. Shiebler            4,542,860             5,768,413
Frederick W. Driscoll          4,544,160             5,767,113
---------------------------------------------------------------------

At the Meeting, the Company's stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2002, with 4,553,790 votes cast in favor, 11,513 against, 29,359 abstentions and 5,716,611 broker non-votes.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.13 Employment Agreement with Joel-Tomas Citron dated as of January 2, 2002.

          10.14 Termination   Agreement  by  and  between  the   Registrant  and
                Bristol-Myers Squibb Company dated as of February 15, 2002.

          10.15 Employment Agreement by and between the Company and Frederick W. Driscoll dated October 23, 2000.

          10.16 Independent Contractor Agreement for Consulting Services dated April 1, 2001 by and between the Company and David Chaplin.

          10.17 Employment Agreement dated April 1, 2001 by and between the Company and David Chaplin.

          10.18 Addendum dated April 23, 2002, July 1, 2001 and July 1, 1999 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995.

          10.19 Amendment dated April 23, 2002, May 2001, July 1999, March 1997, March 1996 and to Consulting Agreement by and between the Company and B. Omentum Consulting AB dated October 9, 1995.

          10.20 Amendment effective as of July 1, 2001 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995, as amended July 1, 1999.

          10.21 Amendment dated July 1, 1999 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995.

          10.22 Restricted Stock Agreement dated January 2, 2002 by and between the Company and David Chaplin.

          10.23 Restricted Stock Agreement dated January 2, 2002 by and between the Company and Bjorn Nordenvall.

          10.24 Restricted Stock Agreement dated January 2, 2002 by and between the Company and Frederick W. Driscoll.

          10.25 Form of Restricted Stock Agreement dated January 2, 2002, by and between the Company and each of Joel-Tomas Citron, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Per-Olaf Soderberg, and William N. Shiebler.

          10.26 Promissory Note of Bjorn Nordenvall dated February 2, 2002.

          10.27 Promissory Notes of David Chaplin dated February 2, 2002.

          10.28 Promissory  Notes of Frederick  W.  Driscoll  dated  February 2,
                2002.

          10.29 Amendment and Confirmation of License Agreement by and between the Company and with Arizona State University dated June 10,2002

          99.1 Certification  by  principal   executive  officer  and  principal
               financial officer.


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OXiGENE, INC.
                                           (Registrant)


                                           By:  /s/  Frederick W. Driscoll
                                           -------------------------------
                                                     Frederick W. Driscoll
                                                     President and
                                                     Chief Executive Officer


                                                     August 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                           Date
    ---------                         -----                           ----

/s/ Rick St. Germain            Controller and Chief             August 14, 2002
--------------------            Accounting Officer
    Rick St. Germain

Exhibit Index

          10.13 Employment Agreement with Joel-Tomas Citron dated as of January 2, 2002.

          10.14 Termination   Agreement  by  and  between  the   Registrant  and
                Bristol-Myers Squibb Company dated as of February 15, 2002.

          10.15 Employment Agreement by and between the Company and Frederick W. Driscoll dated October 23, 2000.

          10.16 Independent Contractor Agreement for Consulting Services dated April 1, 2001 by and between the Company and David Chaplin.

          10.17 Employment Agreement dated April 1, 2001 by and between the Company and David Chaplin.

          10.18 Addendum dated April 23, 2002, July 1, 2001 and July 1, 1999 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995.

          10.19 Amendment dated April 23, 2002, May 2001, July 1999, March 1997, March 1996 and to Consulting Agreement by and between the Company and B. Omentum Consulting AB dated October 9, 1995.

          10.20 Amendment effective as of July 1, 2001 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995, as amended July 1, 1999.

          10.21 Amendment dated July 1, 1999 to Executive Employment Agreement by and between the Company and Bjorn Nordenvall dated October 9, 1995.

          10.22 Restricted Stock Agreement dated January 2, 2002 by and between the Company and David Chaplin.

          10.23 Restricted Stock Agreement dated January 2, 2002 by and between the Company and Bjorn Nordenvall.

          10.24 Restricted Stock Agreement dated January 2, 2002 by and between the Company and Frederick W. Driscoll.

          10.25 Form of Restricted Stock Agreement dated January 2, 2002, by and between the Company and each of Joel-Tomas Citron, Gerald A. Eppner, Michael Ionata, Arthur B. Laffer, Per-Olaf Soderberg, and William N. Shiebler.

          10.26 Promissory Note of Bjorn Nordenvall dated February 2, 2002.

          10.27 Promissory Notes of David Chaplin dated February 2, 2002.

          10.28 Promissory  Notes of Frederick  W.  Driscoll  dated  February 2,
                2002.

          10.29 Amendment and Confirmation of License Agreement by and between the Company and with Arizona State University dated June 10,2002

          99.1 Certification by principal executive officer and principal financial officer.