Form 10-Q
period 2002-09-30
OXIGENE INC
filed 2002-11-14
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002

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

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, there were ______ shares of the Registrant's Common Stock issued and outstanding.

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

     We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission including our 10-Q, 8-K and 10-K reports, which can be found at www.oxigene.com. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION.................................................4
     Item 1.  Financial Statements.............................................4
               Condensed Consolidated Balance Sheets...........................4
               Condensed Consolidated Statements of Operations.................5
               Condensed Consolidated Statements of Cash Flows.................6
               Notes to Condensed Consolidated Financial Statements............7
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10
     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....17
     Item 4.  Controls and Procedures.........................................18
PART II - OTHER INFORMATION...................................................19
     Item 1.  Legal Proceedings...............................................19
     Item 2.  Changes in Securities and Use of Proceeds.......................19
     Item 3.  Defaults upon Senior Securities.................................19
     Item 4.  Submission of Matters to a Vote of Security Holders.............19
     Item 5.  Other Information...............................................19
     Item 6.  Exhibits and Reports on Form 8-K................................19
Signatures....................................................................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  OXiGENE, Inc.
                      Condensed Consolidated Balance Sheets
           (All amounts in thousands, except share and per share data)

                                                                      September 30,     December 31,
                                                                          2002              2001
                                                                          ----              ----
                                                                      (Unaudited)

Assets
Current assets:
    Cash                                                                $  6,475          $ 19,030
    Available-for-sale securities                                          7,340                 -
    Prepaid expenses and other current assets                                100               470
                                                                        --------          --------
Total current assets                                                      13,915            19,500

Property and equipment, at cost                                              868               867
Accumulated depreciation                                                    (345)             (237)
                                                                        --------          --------
Net property and equipment                                                   523               630

License agreements, net of accumulated amortization                        1,191             1,939
Deposits                                                                      74                84
                                                                        --------          --------
Total assets                                                            $ 15,703          $ 22,153
                                                                        ========          ========

Liabilities and stockholders' equity
Current liabilities:
    License agreement payable - current portion                         $    284          $    270
    Accrued expenses for research and development                          1,256             1,269
    Other accrued expenses                                                   334               514
    Other payables                                                         1,702             1,139
                                                                        --------          --------
Total current liabilities                                                  3,576             3,192

License agreement payable - non-current portion                              309               442

Stockholders' equity:
    Common Stock, $.01 par value, 60,000,000 shares
      authorized: 12,340,982 shares at September 30, 2002
      and 11,432,093 shares at December 31, 2001, issued
      and outstanding                                                        123               114
    Additional paid-in capital                                            83,532            82,385
    Accumulated deficit                                                  (69,216)          (60,641)
    Accumulated other comprehensive income                                   520               461
    Notes receivable                                                      (2,725)           (3,765)
    Deferred compensation                                                   (416)              (35)
                                                                        --------          --------
Total stockholders' equity                                                11,818            18,519
                                                                        --------          --------
Total liabilities and stockholders' equity                              $ 15,703          $ 22,153
                                                                        ========          ========

See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Operations
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                        2002              2001              2002              2001
                                                        ----              ----              ----              ----
Revenues:

License revenue                                       $      -          $    454          $      -          $  1,702
Interest income                                             73               123               223               641
                                                      --------          --------          --------          --------
Total revenues                                              73               577               223             2,343

Expenses:

Costs relating to license revenue                            -               320                 -             1,302
Amortization of license agreement                           25                75                66               223
Research and development                                   994             1,096             4,101             4,368
General and administrative                                 725             1,105             5,940             3,764
                                                      --------          --------          --------          --------
Total costs and expenses                                 1,744             2,596            10,107             9,657
                                                      --------          --------          --------          --------
Net loss from operations                                (1,671)           (2,019)           (9,884)           (7,314)

Gain on sale of joint venture                                -                 -             1,325                 -
Interest (expense) income                                  (12)              (21)               13               (57)
Other income (expense), net                                 19                 -               (29)             (551)
                                                      --------          --------          --------          --------
Net loss                                              $ (1,664)         $ (2,040)         $ (8,575)         $ (7,922)
                                                      ========          ========          ========          ========

Basic and diluted net loss per common
    share                                             $  (0.14)         $  (0.18)         $  (0.72)         $  (0.70)
                                                      ========          ========          ========          ========

Weighted average number of common shares
    outstanding                                         12,016            11,260            11,987            11,331
                                                      ========          ========          ========          ========

See accompanying notes.

                                  OXiGENE, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (All amounts in thousands)
                                   (Unaudited)


                                                                            Nine months ended
                                                                              September 30,
                                                                          2002              2001
                                                                          ----              ----

Operating Activities:

Net loss                                                                $ (8,575)         $ (7,922)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Gain on sale of joint venture                                         (1,325)                -
    Stock compensation expense                                             2,418                59
    Notes receivable - promissory notes                                     (604)                -
    Depreciation                                                             108               131
    Disposal of property and equipment                                        11                30
    Amortization of deferred license revenue                                   -              (400)
    Amortization of licensing agreement                                       73               223
    Loss on sale of available-for-sale securities                              -               551

    Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                               384              (245)
     Accounts payable and accrued expenses                                   281               235
                                                                        --------          --------
Net cash used in operating activities                                     (7,229)           (7,338)

Investing activities:
Purchase of available-for-sale securities                                 (7,291)            1,449
Proceeds from sale of investment                                           2,000                 -
Purchase of property and equipment                                           (12)             (188)
Payment for license agreement                                               (150)             (108)
                                                                        --------          --------
Net cash (used in) provided by investing activities                       (5,453)            1,153

Effect of exchange rate on changes in cash                                   127              (129)
                                                                        --------          --------
Net decrease in cash and cash equivalents                                (12,555)           (6,314)
Cash and cash equivalents at beginning of period                          19,030            27,063
                                                                        --------          --------
Cash and cash equivalents at end of period                              $  6,475          $ 20,749
                                                                        ========          ========

See accompanying notes.

                                  OXiGENE, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the year ended December 31, 2001 to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which can be found at www.oxigene.com.

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

Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes rules for the reporting and display of comprehensive income and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in accumulated other comprehensive income. Accumulated other comprehensive income was approximately $520,000 at September 30, 2002 and approximately $461,000 at December 31, 2001, which consists of unrealized gains on available-for-sale securities of approximately $49,000 at September 30, 2002 and accumulated foreign currency translation adjustment gains of approximately $471,000 at September 30, 2002 and approximately $461,000 at December 31, 2001. Comprehensive loss was approximately $8.1 million and approximately $4.6 million at September 30, 2002 and December 31, 2001, respectively.

2. Stockholders' Equity

     In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company's Common Stock. A total of 1,109,571 options were subsequently cancelled. In January 2002, under the Compensation Award Stock Program, a total of 821,030 shares of Common Stock were issued to directors, and under the Restricted Stock Program, 208,541 shares of restricted Common Stock were issued to employees and consultants. The shares of restricted Common Stock are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. The fair market value of the Common Stock on the date of grant was $2.07. In connection with the two programs, the Company will recognize non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million is to be recognized over a three-year period ending January 2005. Of this $0.6 million approximately $0.1 million was recognized in the nine months ended September 30, 2002.

     Under the original terms of both programs, all participants were permitted to make a one-time request for a loan from the Company to satisfy any participant tax obligations that arose from the awards. Each loan is evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, is payable, in the case of employees, in three annual installments, with the first payment due on the first anniversary of the stock grant date and the second and final installments due on the second and third anniversaries, respectively, of the stock grant date and, in the case of directors and an employee director, on the third anniversary of the grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes. The stock certificates representing those shares shall remain in the possession of the Company until the loans, together with interest, are repaid in full. In the event a participant fails to pay all amounts due under a promissory note, a number of shares of that participant's Common Stock with a fair market value (as determined by the Company) sufficient to satisfy the unpaid amounts, will be forfeited. The promissory notes are otherwise nonrecourse.

     Approximately $0.6 million of promissory notes have been issued to participants under the loan program and of this amount approximately $0.5 million of principal was issued to officer and director participants. No further loans are expected to be issued under the program. Accrued interest of approximately $50,000 was recorded in association with the promissory notes for the nine months ended September 30, 2002. In the second quarter of 2002 in connection with the loan program, the Company made tax payments on behalf of the participants in the amount of approximately $0.6 million. The Company does not expect to make any additional tax payments in connection with the program.

     The market value of the Company's Common Stock at September 30, 2002 was lower than the exercise price of previously issued Stock Appreciation Rights ("SARs"). SARs granted to employees pursuant to the amended and restated 1992 Stock Appreciation Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of rights exercised. These rights vest ratably over three years and are exercisable for ten years. During the nine months ended September 30, 2002, the Company recorded stock-based compensation expense of approximately $25,000 in connection with options issued to non-employees in the prior years.

3. Termination of Agreements

     On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceutical, Inc. ("Peregrine") forming Arcus Therapeutics, LLC ("ARCUS") to develop and commercialize certain technologies. Under the terms of the agreement, Peregrine and the Company supplied intellectual property and a license to use certain compounds to the joint venture. In February 2002, the Company and Peregrine agreed to conclude the ARCUS joint venture. Under the terms of the agreement, Peregrine paid the Company $2.0 million and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

     On February 15, 2002, the Company and Bristol-Myers Squibb Company signed a termination agreement relating to the termination of the parties' Research Collaboration and License Agreement. Under the terms of the termination agreement, the Company paid approximately $0.2 million at the date of execution, $0.2 million after the date of execution, and is required to pay additional amounts as follows: $0.3 million due and payable within 30 days of the first notice of allowance with respect to the licensed patent rights, and $0.4 million due and payable within 30 days of issuance of a patent relating to the licensed patent rights. As of September 30, 2002, the Company has accrued for the $0.7 million due and payable for the first notice of allowance and the issuance of a patent relating to the licensed patent rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and 2001 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that is included in our Annual Report on Form 10-K for the year ended December 31, 2001, which can be found at www.oxigene.com.

Description of Business

     OXiGENE, Inc. ("OXiGENE" or the "Company") is an international biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer. Historically, the Company's activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. Currently, the Company's efforts focus primarily on its vascular targeting agents ("VTAs" or "VTA"), Combretatastin CA4 Prodrug ("CA4P"), Oxi-4503 and Oxi-6197. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of operations.

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

     On December 15, 1999, the Company entered into a Research Collaboration and License Agreement (the "BMS Agreement") with Bristol-Myers Squibb Company ("BMS"). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE's lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the termination of the BMS Agreement. In February 2002, the Company and BMS finalized a termination agreement setting forth the two companies' rights and obligations with respect to the termination. Under the terms of the termination agreement, the Company has agreed to make certain payments to BMS in connection with the in-license of certain BMS developed technologies. These payments consist of approximately $0.2 million paid at the time of execution of the termination agreement, $0.2 million due after the date of execution, $0.3 million due 30 days after the first notice of allowance involving the licensed patent rights and $0.4 million due 30 days after the issuance of a patent related to the licensed patent rights. As of September 30, 2002, the Company has accrued for the $0.7 million due and payable for the first notice of allowance and the issuance of a patent relating to the licensed patent rights.

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

     In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC ("CampaMed"). Under the terms of the agreement, CampaMed agreed to provide approximately $3.3 million in future payments based upon sales of the products. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement through the period ended September 30, 2002.

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

     In April 2002, the Company finalized an agreement to license its Benzamide compound, Declopramide, to Active Biotech AB ("Active") for all indications. Active will focus the majority of its Declopramide research on Inflammatory Bowel Disease ("IBD"). In earlier studies involving animal models, Declopramide had shown unexpectedly positive results for the treatment of IBD. The Company will supply all of its existing documentation and results from its Phase I Declopramide trials to Active. Active will assume all responsibilities for development of the compound. The companies will share any future milestone and royalty payments resulting from any future licensing of Declopramide.

     The Company has generated a cumulative net loss of approximately $69.2 million for the period from its inception through September 30, 2002. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company's working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the BMS Agreement, the Company had no material licensing revenues or other fee income. Since the termination of the BMS Agreement, the Company has had no material amount of revenues or fee income and unless the Company enters into another arrangement providing licensing or fee revenue, the Company will continue to have no material amount of revenues or fee income. There can be no assurance that the Company will enter into any such arrangements. As of September 30, 2002, the Company had no long-term debt or loans payable.

Results of Operations - Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Three Months Ended September 30, 2002 and 2001

     For the three months ended September 30, 2002, the Company had no licensing revenue. For the three months ended September 30, 2001, the Company had licensing revenue of approximately $454,000. The decrease is due to the termination of the BMS Agreement. For the three months ended September 30, 2002 and 2001, the Company had interest income of approximately $73,000 and approximately $123,000, respectively.

Nine Months Ended September 30, 2002 and 2001

     For the nine months ended September 30, 2002, the Company had no licensing revenue. For the nine months ended September 30, 2001, the Company had licensing revenue of approximately $1.7 million. The decrease is due to the termination of the BMS Agreement. For the nine months ended September 30, 2002 and 2001, the Company had interest income of approximately $223,000 and approximately $641,000, respectively. The decrease in interest income is primarily due to the Company's cash position decreasing as well as declining interest rates and returns on investments throughout 2002.

Expenses

Three Months Ended September 30, 2002 and 2001

     Total operating expenses for the three months ended September 30, 2002 and 2001 amounted to approximately $1.7 million and approximately $2.6 million, respectively. Research and development expenses decreased to approximately $1.0 million during the three months ended September 30, 2002 from approximately $1.1 million for the comparable 2001 period. The decrease of approximately $100,000 was attributable to the Company's decision to cease further research on its benzamide-based compound, Declopramide, the termination of the ARCUS Therapeutics joint venture with Peregrine, and reduced travel and personnel costs. The further funding of research and development of the Company's lead compound CA4P following the termination of the BMS Agreement and research into other VTA compounds within the Company's Combretastatin family of products, partially offset this decrease. Under the terms of the BMS Agreement, the costs associated with the research and development of CA4P in the third quarter of 2001 were reimbursed by BMS. General and administrative expenses for the three months ended September 30, 2002 decreased to approximately $725,000 from approximately $1.1 million for the comparable 2001 period. The decrease of approximately $400,000 was primarily attributable to a reduction in administrative staff and lower legal costs due to reduced outside legal services.

Nine Months Ended September 30, 2002 and 2001

     Total operating expenses for the nine months ended September 30, 2002 and 2001 amounted to approximately $10.1 million and approximately $9.7 million, respectively. Research and development expenses decreased to approximately $4.1 million during the nine months ended September 30, 2002 from approximately $4.4 million for the comparable 2001 period. The decrease of approximately $0.3 million was attributable to the Company's decision to cease further research on its benzamide-based compound, Declopramide, the termination of the ARCUS joint venture with Peregrine and reduced travel and personnel costs. Funding the research and development of the Company's lead compound CA4P following the termination of the BMS Agreement and research into other VTA compounds within the Company's Combretastatin family of products, partially offset this decrease. The costs associated with the research and development of CA4P were reimbursed by BMS in the nine months ended September 30, 2001. Due to the termination of the BMS Agreement, these costs will no longer be reimbursed by BMS.

     The Company expects research and development costs associated with the Combretastatin compounds, including CA4P, to increase from current levels as the compounds progress through the clinical development process.

     Non-qualified stock options ("NQSOs") granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2002, the Company did not incur any research and development expenses related to options issued for services provided by non-employees and in 2001, the Company recorded approximately $0.1 million. Because the market value of the Company's Common Stock at September 30, 2002 was lower than the exercise price of previously issued SARs and there was no balance for previously recorded compensation charges for the SARs, no expense was recorded for the nine months ended September 30, 2002 and 2001.

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

     General and administrative expenses for the nine months ended September 30, 2002 increased to approximately $5.9 million from approximately $3.8 million for the comparable 2001 period. The increase of approximately $2.1 million was primarily attributable to a one-time non-cash compensation charge associated with the Compensation Award Stock Program of approximately $2.2 million and an approximate $50,000 recurring charge in each of the first three quarters associated with the Restricted Stock Program. Absent the one-time charge of approximately $2.2 million and the associated recurring charges of approximately $200,000 for the nine months ended September 30, 2002, general and administrative expenses would have decreased by approximately $300,000. This decrease would have been primarily due to a workforce reduction and lower costs resulting from a reduction in outside legal services. In an effort to preserve cash and reduce cash flow requirements, the Company's policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal year 2000. As of September 30, 2002, the Company had an accumulated deficit of approximately $69.2 million. The Company expects to incur additional expenses, resulting in operating losses, over at least the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

     The Company had cash and available-for-sale securities of approximately $13.8 million at September 30, 2002, compared to approximately $19.0 million at December 31, 2001. In February 2002, the Company received $2.0 million from Peregrine in connection with the termination of the ARCUS joint venture. Absent this payment, the cash and available-for-sale securities would be approximately $11.8 million at September 30, 2002. The approximate decrease of $7.2 million was attributable to costs associated with further development of the Company's lead compound, CA4P, which costs are no longer assumed by BMS as a result of the termination of the BMS Agreement, research and development of other VTA compounds in the Company's Combretastatin family of products, a one-time payment of the tax obligations of participants in connection with the participants' election to borrow from the Company the amount necessary to satisfy income tax obligations arising as a result of stock grants under the Compensation Award Stock Program and the Restricted Stock Plan, and normal increases in monthly recurring charges.

     The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations.

     The Company's policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund, Lund, Sweden, and Baylor University, Waco, Texas, for pre-clinical research.

     The Company anticipates that its cash and cash equivalents as of September 30, 2002, should be sufficient to satisfy the Company's projected cash requirements as of that date through approximately the first quarter of 2005. The Company has focused and streamlined its research and development programs and reduced its workforce and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company's current business plan, including the planned continued clinical development of the Company's lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through completion of clinical trials and the FDA approval process of CA4P, whether or not such approval is ultimately obtained. However, the Company's cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the progress of and results of its pre-clinical testing and clinical trials of CA4P, the progress of the Company's research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company's development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company's patent claims, or defending the Company against any possible claims that the Company infringed on any third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company's products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

     The following table sets forth the Company's contractual obligations and commitments as of September 30, 2002:


Contractual Obligations
-----------------------

                                                            Payments due by period
                                              Less than                                     After
                                   Total        1 year        1-3 years      4-5 years     5 years
                               -------------------------------------------------------------------
License Agreement Payable      $   594,000    $   285,000    $   309,000    $       -    $       -
BMS Termination Agreement *        990,000        990,000              -            -            -
Executive Termination
  Agreement                        188,000        150,000         38,000            -            -
Operating lease                  2,475,000        294,000        917,000      649,000      615,000
                               -------------------------------------------------------------------

Total contractual
  cash obligations             $ 4,247,000    $ 1,719,000    $ 1,264,000    $ 649,000    $ 615,000
                               ===================================================================

     * $200,000 of which was paid after September 30, 2002 but before the date of this report.

     The above table does not include any contingent obligations or commitments.

Critical Accounting Policies

     Management of the Company believes the following accounting policies to be critical:

     Revenue - The Company has entered into collaboration agreements with certain universities and other companies. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidates, Combretastatin in fiscal 2002 and Declopramide in fiscal 2001. The Company's collaborations have generally provided for the Company's partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

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

     The  Company   evaluates  its  intangibles  for  important   indicators  in
accordance with SFAS No. 144. The Company did not have any impairment issues at September 30, 2002.

     Use of Estimates - The Company prepares financial statements in accordance with generally accepted accounting principles in the United States. These principles require that the Company make estimates and use assumptions that affect the reporting of the Company's assets and liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company's actual results, based upon the future resolution of these uncertainties, could differ materially from the estimates.

R&D Disclosure

     The Company's research and development team typically works on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the quarter ended September 30, 2002 and the year ended December 31, 2001, however, the Company estimates that a majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of the Company's next generations compounds, including CA4P, in fiscal year 2002 and the Company's third generation benzamide technology, Declopramide, and the ARCUS joint venture in fiscal year 2001.

     The expenses associated with the development of Declopramide in fiscal year 2001 related to the Phase II human clinical trials that were performed at three centers in the United States and conducted by a leading clinical research organization; the ARCUS joint venture expenses in fiscal year 2001 were related to payments to the University of Texas Southwestern for the preclinical development of conjugated monoclonal antibodies to be used as VTAs; and the expenses for the drug discovery program targeted at developing the next enhanced Combretastatin-like compound relates to in vitro work performed at Baylor University and in vivo studies at the University of Lund. The expenses associated with CA4P related to further progression of clinical trials sub-contracted to various clinical research organizations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company has reviewed the provisions of Regulation S-K Item 305. At September 30, 2002, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures in place to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. The Company's cash and marketable securities are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are primarily contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures - The Company's Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13A-14(c) and 15d-14(c)) on November 7, 2002, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material suits or claims pending or, to the best of the Company's knowledge, threatened against the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 31, 2002, the Company announced the execution of a funded research agreement (the "Agreement") with The Foundation Fighting Blindness, Inc. (the "Foundation") to advance vision-related research of the Company's lead vascular targeting compound, Combretastatin A4 Prodrug (CA4P). The Foundation is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the Agreement, which is conditioned upon certain regulatory and institutional review board approvals, the Foundation has agreed to fund a physician-sponsored Phase I/II human clinical trial. The goal of the study is to evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet age-related macular degeneration ("AMD"). Wet AMD is characterized by the abnormal growth of blood vessels beneath the eye's retinal tissue, which growth triggers a leakage of fluid that injures the photoreceptor cells that discriminate color vision and fine visual detail. In the area of oncology, the Company has already completed Phase I clinical trials of CA4P.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OXiGENE, INC.
                                      (Registrant)


                                      By:  /s/    Frederick W. Driscoll
                                      ---------------------------------
                                                  Frederick W. Driscoll
                                                  President and
                                                  Chief Executive Officer


                                                  November 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                         Date
      ---------                        -----                         ----

/s/ Richard A. St. Germain       Controller and                November 14, 2002
--------------------------       Chief Accounting Officer
    Richard A. St. Germain

CERTIFICATIONS

Certifications:

I, Frederick W. Driscoll, certify that:

          1. I have  reviewed  this  quarterly  report on Form 10-Q of  OXiGENE,
          Inc.:

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Frederick W. Driscoll
-------------------------
    Frederick W. Driscoll
    President and Chief Executive Officer

I, Richard A. St. Germain, certify that:

          1. I have  reviewed  this  quarterly  report on Form 10-Q of  OXiGENE,
          Inc.:

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Richard A. St. Germain
--------------------------
    Richard A. St. Germain
    Controller and Chief Accounting Officer