Form 10-Q/A
period 2002-09-30
OXIGENE INC
filed 2002-11-14
CIK 908259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         AMENDMENT NO. 1 ON FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, there were 12,676,664 shares of the Registrant's Common Stock issued and outstanding.

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


      Signature                        Title                         Date
      ---------                        -----                         ----

/s/ Richard A. St. Germain       Controller and                November 14, 2002
--------------------------       Chief Accounting Officer
    Richard A. St. Germain

CERTIFICATIONS

Certifications:

I, Frederick W. Driscoll, certify that:

          1. I have reviewed this AMENDMENT NO. 1 on the quarterly report on Form 10-Q/A of OXiGENE, Inc.:

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


Date: November 14, 2002

/s/ Frederick W. Driscoll
-------------------------
    Frederick W. Driscoll
    President and Chief Executive Officer

I, Richard A. St. Germain, certify that:

          1. I have reviewed this AMENDMENT NO. 1 on the quarterly report on Form 10-Q/A of OXiGENE, Inc.:

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