Form 10-K
period 2002-12-31
OXIGENE INC
filed 2003-03-31
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3679168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

321 Arsenal Street

Watertown, MA 02472

(Address of principal executive offices, including zip code)

(617) 673-7800

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,560,512.

As of March 20, 2003, the aggregate number of outstanding shares of Common Stock of the registrant was 12,676,664.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on June 11, 2003, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that the Company believes may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company’s control.

PART I

1.    BUSINESS

INTRODUCTION

OXiGENE, Inc. (“OXiGENE” or the “Company”), The Vascular Targeting Company, is a biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company’s efforts are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents (“VTAs” or “VTA”). These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular age-related macular degeneration and diabetic retinopathy. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has, in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

Combretastatin.    The Company’s primary technology is based on Combretastatin. Combretastatins are a family of proprietary small molecule anti-tumor VTAs that attack the existing blood vessels which have recently formed within, and to some extent the blood vessels leading to, a tumor, thereby rapidly starving large regions of a tumor of the oxygen and nutrients required to survive and grow. Blood vessels in normal tissue that are mature are much more resistant to the action of Combretastatin. OXiGENE’s lead Combretastatin compound, CA4P, targets the inner areas of the tumor, which are believed to be resistant to conventional cancer therapies such as chemotherapy and radiation as well as emerging antibody and protein based therapeutics. The Company is actively developing its next-generation Combretastatin-based product, OXi4503, that not only targets the blood vessels at the central core of the tumor but also appears to affect the vessels and tumor cells at the periphery. Currently, OXiGENE has, in various stages of pre-clinical and clinical development, other therapeutic product candidates.

VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents because they directly target the blood vessels already formed in tumors. Products that are developed as anti-angiogenesis agents attempt to prevent the formation of new tumor blood vessels as opposed to attacking existing blood vessels that are already present in a tumor. The Company believes that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, Combretastatin based CA4P rapidly shuts down blood flow to larger regions of the tumor resulting in extensive tumor cell death. Moreover, because it targets the regions of the tumor believed resistant to many other treatments, it has the potential to enhance the effectiveness of currently available cancer therapies.

Combretastatins are a family of naturally occurring, highly active substances, of which OXiGENE’s lead compound is CA4P. CA4P is an inactive synthetic derivative that becomes activated following entry into the blood stream, and then targets the tumor’s blood vessels. Recent studies directed at understanding how Combretastatin works shows CA4P can have dramatic effects on the shape of newly formed endothelial cells, such as those formed in malignant tumors, but less effect on quiescent endothelial cells that are found in healthy, normal tissues. For example, in vitro effects of CA4P on tubulin cytoskeleton and endothelial cell shape include rapid changes in endothelial cell shape that dramatically alter capillary blood flow and, as a result, cause an occlusion of blood vessels within tumors. The eventual result is reduction of blood flow, which is critical to tumor maintenance and growth, and consequently, a cascade of tumor cell death by nutrient and oxygen deprivation.

The Company has an active discovery program for its next generation of VTA compounds. OXi4503, a compound from the Combretastatin family, has advanced into animal toxicology testing and is targeted to enter into clinical trials in early 2004. Early pre-clinical research with OXi4503 suggests that it not only shuts down blood flow to the central core of the tumor much like CA4P, but it is then metabolized into a compound which selectively kills the remaining tumor cells at the periphery of the tumor. Another recent addition to the

Company’s pipeline of next generation VTAs is OXi6197, which was discovered by researchers at Baylor University. As part of the collaboration with Baylor University, OXiGENE retains the exclusive rights to OXi6197 and most recently it has been accepted by the National Cancer Institute (NCI) for the funding of various in vitro and in vivo experiments.

Certain Combretastatins were discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University (“ASU”). ASU has granted the Company an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Specific Combretastatins have been successfully tested in vitro and in vivo in laboratories in the United States and Europe. The Company’s most promising Combretastatin product, CA4P, has completed three Phase I clinical trials in approximately 100 patients in the United States and the United Kingdom. Most recently in the field of oncology, CA4P has entered into a Phase Ib combination trial with the widely used chemotherapeutic drug Carboplatin at the University of Pennsylvania, a Phase II single agent trial at the Ireland Cancer Center at University Hospitals of Cleveland and a Phase I/II combination trial with radiotherapy at the Mount Vernon Hospital in London, United Kingdom. The Company has broadened its research efforts into the field of ophthalmology whereby CA4P has been accepted by the Foundation for Fighting Blindness (FFB), the premier eye charity in the United States, for the funding of a Phase I/II clinical trial in age-related macular degeneration (AMD), subject to certain institution and regulatory approvals.

The Benzamide Platform.    The benzamide technology was originally developed by the Company around the inhibition of DNA repair processes. The third generation benzamide is Declopramide (formerly OXi-104). The Company licensed to Active Biotech AB (“Active”) of Sweden its benzamide technology rights (other than Declopramide) in November 2001. In April 2002, OXiGENE and Active entered into an additional licensing arrangement whereby Active acquired exclusive patent rights to certain anti-cancer and anti-inflammatory uses of Declopramide. The grant of this exclusive license is subject to fulfillment of certain research, clinical development and marketing obligations by Active. OXiGENE has concluded all research and clinical development of Declopramide.

General.    The Company is a Delaware corporation that was originally incorporated in the state of New York in 1988 and reincorporated in the state of Delaware in 1992. The Company has its corporate office in the United States at 321 Arsenal Street, Watertown, Massachusetts 02472 (telephone: 617-673-7800; fax: 617-924-9229).

In June 2001, the Company moved its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. On December 31, 2001, the Company closed its Stockholm, Sweden office; however, the Company maintains its wholly-owned subsidiary, OXiGENE Europe AB, in Sweden and is in the process of finalizing a liquidation procedure for the subsidiary by the end of 2003. The Company maintains a small employee and facilities base, with administrative and scientific functions, which include among other things, product development, regulatory oversight and clinical testing, being managed from its Watertown, Massachusetts headquarters. Substantial scientific activities are conducted pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally the subject of contracts with third party, specialty enterprises. References in this Annual Report to “OXiGENE” or the “Company” refer to OXiGENE, Inc. and its wholly-owned Swedish subsidiary OXiGENE Europe AB.

PRODUCT DEVELOPMENT AND MARKETING STRATEGY

The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principle focus of the Company, in the foreseeable future, is to complete the clinical development of its lead compound CA4P, as well as to advance the pre-clinical development of its next generation VTAs, OXi4503 and OXi6197. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research, development and clinical staff. The Company plans to market its products, if and when approved, generally through strategic alliances and joint ventures with unaffiliated pharmaceutical companies.

In June 1999, the Company entered into a Research Collaboration Agreement with Active to explore the use of OXiGENE’s benzamide and nicotinamide technology (the benzamide technology also being the platform technology for Declopramide) in the treatment of inflammatory diseases. Under the agreement, Active evaluated the technology’s potential as a treatment for inflammatory diseases. In November 2001, the Company announced that it had signed an agreement to license, on a non-exclusive basis, its benzamide technology to Active for all indications except for the use of the benzamide compound Declopramide. In April 2002, OXiGENE out-licensed its remaining benzamide intellectual property, allowing Active to continue with the commercial development of a Declopramide anti-inflammatory agent at its sole cost and expense. The companies will share any future milestone and royalty payments that may result from Declopramide.

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE’s lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. In February of 2002, the Company and BMS finalized their Termination Agreement.

In June 2002, the Company announced that its anti-tumor compound, OXi6197, had been selected by the Drug Development Group of the NCI for pre-clinical efficacy and pharmacology studies. OXi6197 is a member of a new family of VTAs that were discovered through the Company’s research collaboration with Baylor University. This new family of compounds is structurally distinct from OXiGENE’s Combretastatin platform of VTAs. Under its Stage IB level of approval, the NCI will conduct in vitro anti-tumor activity and selectivity studies with various tumor types. Additionally, in vivo xenograft studies will be performed to evaluate the biological activity of the compound. When administered intravenously, OXi6197 is designed to reduce blood flow in newly formed tumor vasculature, triggering the death of downstream tumor cells.

In October 2002, the Company announced the signing of a funded research agreement with the FFB. The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, which is conditioned upon certain regulatory and institutional review board approvals, the FFB has agreed to fund a physician-sponsored Phase I/II human clinical trial. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet age-related macular degeneration (“AMD”).

Additionally, the Company has collaborative arrangements with a number of academic and other research institutions and organizations in the United States and Europe, consisting of:

•	University of Lund in Lund, Sweden;

•	Gray Laboratory Cancer Research Trust in Middlesex, United Kingdom;

•	Baylor University in Waco, Texas; and

•	Arizona State University in Tempe, Arizona.

See “Research and Development and Collaborative Arrangements.”

Unless and until the Company enters into any new material collaborations, with respect to CA4P and/or the related Combretastatin family of compounds, the Company intends to advance CA4P through the next stages of clinical trials and development independently.

TECHNOLOGY OVERVIEW

OXiGENE’s technology platform consists of a family of VTAs both in human clinical trials as well as pre-clinical animal experiments.

Combretastatin: An Anti-Tumor Vascular Targeting Agent.    Combretastatins are organic small molecules found naturally in the bark of the African Bush Willow (Combretum caffrum). They were discovered and isolated a decade ago by George R. Pettit, Ph.D. of ASU. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatin. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins’ commercial rights, which OXiGENE exercised and subsequently signed a license agreement on August 2, 1999.

OXiGENE’s lead Combretastatin family therapeutic candidate, CA4P, is a completely synthetic water-soluble derivative of Combretastatin A-4. It is the lead compound in a new class of drugs of anti-tumor VTAs that can induce extensive cell death within solid tumors by selectively targeting and attacking existing tumor-specific blood vessels. Three Phase I studies of Combretastatin have been completed in the United States and Europe in patients with solid tumors. Following successful completion of these three Phase I studies, CA4P has progressed to the next stage of clinical evaluation. CA4P has now entered into a Phase Ib combination trial with the widely used chemotherapeutic drug Carboplatin at the University of Pennsylvania in various solid tumors, a Phase II single agent trial at the Ireland Cancer Center at University Hospitals in Cleveland in a rare form of thyroid cancer and a Phase I/II combination trial with radiotherapy in head & neck, lung and prostate cancers at the Mount Vernon Hospital in London, United Kingdom. The Company plans to conduct additional clinical trials in the cancer therapy field utilizing various combination therapies targeted at specific cancer indications.

In December 2001, the Company announced selection of its next generation VTA, OXi4503. OXi4503 is a VTA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in a number of experimental tumor systems when administered as a single agent. While CA4P has demonstrated the ability to block blood flow to most central parts of the tumor when it is used alone, regrowth can occur in many cases from a narrow rim of tumor cells surviving at the periphery adjacent to normal tissue. Current research indicates that in addition to the effects on blood vessels penetrating the tumor, OXi4503 is metabolized to a compound, which appears to attack the surviving tumor cells and blood vessels in the tumor periphery.

As part of the Company’s ongoing research program seeking new chemical entities with promising activity against solid tumors, OXi6197 has recently been selected for continued pre-clinical development. In addition, researchers at Baylor University continue to work on discovering additional compounds as part of the research collaboration with OXiGENE. These compounds are structurally distinct from the Combretastatin structures and have provided activity in a number of experimental tumor systems.

Anti-tumor vascular targeting is a cancer therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor VTAs attack a tumor’s life support system, a network of existing and emerging blood vessels. Based on pre-clinical studies, management believes that VTAs will be complementary to existing and emerging cancer treatments. Pre-clinical studies have shown that the use of these VTA therapies can cause a tumor to shrink.

According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90 percent of all cancers, more than 200 types, are solid tumors dependent on a developing vascular supply for their growth and survival and, therefore, are potential candidates for treatment with VTAs. Despite advances in treatment with surgery, radiation and chemotherapy, serious problems with those conventional treatments persist. Many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis. Surgery may not be capable of treating certain tumors because of their location, and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. Also, and importantly, chemotherapy and radiation treatments damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, eventually inducing drug resistance in the tumor.

While angiogenesis inhibitors (anti-angiogenesis agents) and anti-tumor VTAs, such as Combretastatin, both target a tumor’s blood vessels, they differ in their approach and in their end result. With anti-angiogenesis agents, the aim is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that sprout and feed the tumor. These agents may have to be used chronically over months and years to prevent further growth of tumor mass. As the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. Anti-tumor VTAs, on the other hand, aim to attack tumors rapidly by selectively disrupting their existing blood vessel structure, particularly those within the tumor, creating a rapid and irreversible shutdown of these blood vessels. The Company believes that shutting off a tumor’s blood supply is an efficient therapeutic strategy and that there are many advantages to VTAs. Firstly, many thousands of tumor cells depend on every blood vessel and thus damage to a relatively few number of endothelial cells, which line the blood vessels, could stop flow and trigger a cascade of tumor cell death. Secondly, the endothelial cells that line the blood vessels and are the primary target of VTAs, reside adjacent to the blood stream and thus delivery problems that are common with therapies, which target tumor cells, are overcome. Thirdly, since endothelial cells are not transformed, treatment-resistant mutations are unlikely to emerge. Finally, recent advances in technologies which can accurately measure blood flow in a tumor allows the Company to establish early on in the clinical trial process that VTAs have biological activity. The fact that Combretastatin does not target fundamental processes associated with cell growth may avoid the adverse side effect profiles associated with currently available treatments.

Since other disease pathologies are associated with the abnormal development of new vessels, VTAs may well have application outside of cancer therapy. Promising pre-clinical data with CA4P in animal models of ocular disorders associated with neovascularization have led the Company to develop plans with the FFB to evaluate the effects of CA4P in wet AMD.

CLINICAL TRIAL PROGRAM

Combretastatin A-4 Prodrug.    The Company began testing CA4P in three Phase I/II dose escalation clinical trials during the fourth quarter of 1998 and the first quarter of 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers, has been completed. The key findings of these clinical trials are summarized below:

(1)	CA4P was well tolerated and a consistent maximum tolerated dose (MTD) was determined in each clinical trial.

(2)	Side effects were manageable and did not display the typical toxicities associated with chemotherapeutic agents.

(3)	It was determined that CA4P had a reasonable therapeutic index and blood flow reduction in tumors was observed below, up to, and beyond the MTD.

(4)	There is data to support biological and vascular activity in humans.

(5)	Promising signs of clinical effects were observed with one complete response, one partial response, two cases of measurable tumor size reduction and two cases of long-term stabilization of disease.

Following the successful completion of these three Phase I trials, CA4P has progressed to the next stage of clinical evaluation. In 2002 and January 2003, OXiGENE announced the start of three new clinical trials aimed at the further clinical development of CA4P both as a single agent and in combination with other cancer treatment modalities.

CA4P entered into a Phase Ib combination trial with the widely used chemotherapeutic drug, Carboplatin, at the University of Pennsylvania to treat various solid tumors. Pre-clinical data suggests that CA4P in combination with Carboplatin may demonstrate a high degree of synergistic effect on tumors. This is a dose escalation study to evaluate the safety and compatibility of these drugs as well as the potential for a synergistic effect against a variety of solid tumor types. The completion of the study is expected in mid-2003.

A Phase II single agent trial received clearance from the United States Food and Drug Administration (“FDA”) to begin at the Ireland Cancer Center at University Hospitals in Cleveland to treat a rare form of thyroid cancer. A complete response in this tumor type was achieved in one of the Phase I studies. This trial is to evaluate the mean survival time of patients with this disease treated with CA4P in comparison to what has historically been a 4-6 month mean survival time with conventional therapy.

A Phase I/II combination trial with radiotherapy in head & neck, lung and prostate cancers at the Mount Vernon Hospital in London, United Kingdom received clearance from the United Kingdom’s regulatory authorities, the Medicines Control Agency. Pre-clinical data suggests that CA4P in combination with radiotherapy may demonstrate a high degree of synergistic effect on tumors. This trial is to evaluate the safety of the combination and to explore the potential effects in a limited selection of tumor types that routinely employ radiotherapy as a treatment.

GOVERNMENTAL REGULATION AND PRODUCT APPROVAL

Research, the first step in biopharmaceutical product development, initially involves optimization of leading chemical structures into leading compounds. Once a compound has been identified, the pre-clinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and obtaining a first indication of the compounds’ development potential. Successful pre-clinical work may lead to the filing of an Investigational New Drug application (“IND”), or a foreign equivalent, with the relevant national regulatory authorities. The grant of an IND provides permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a human clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

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

For life threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, there are several FDA programs offered that can aid in the clinical development of a compound.

The first of these is the Fast Track Approval program, whereby the regulatory dossier for a specific drug and indication can receive priority review and potential approval to market in a shorter timeframe. It is not unusual for New Drug Application (NDA) filings to take 12 months or more for approval to market. However under the Fast Track Approval program, approvals (or an FDA decision) may take as little as six months.

The second FDA program is called the Accelerated Drug Approval Program, in which drugs intended to treat life-threatening or severely debilitating conditions can receive approval to market based on a surrogate endpoint. That is to say, the sponsor must show that the drug is safe for a specific indication and has a meaningful effect on a disease variable indicative of a beneficial outcome for patients. For example, in the oncology setting, if a sponsor can show that a certain degree of tumor response is indicative of patient survival, an NDA filed under this program may be approved to market the drug based on the tumor response data. The sponsor would then be obligated to conduct additional clinical trials to indeed demonstrate and confirm the survival benefit.

Finally, for indications that are life threatening or severely debilitating and have relatively small numbers of people with the condition, sponsors may apply for Orphan Drug Status. This designation provides an incentive to develop treatments for relatively rare conditions by giving the sponsor a seven-year marketing exclusivity upon marketing approval as well as a variety of tax benefits and funding opportunities.

The time periods mentioned below are indications only that may vary significantly and be materially longer. Upon successful completion of the development program, an NDA, or a foreign equivalent, may be submitted to the authorities, and, if approved, the product may then be marketed upon the terms and conditions of such approval. Submission of an NDA does not assure that the FDA will approve a product for manufacturing and marketing. Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

Phase I.    The purpose of a Phase I trial is to evaluate the toxicity of the tested compound and to establish how the tested compound is tolerated and decomposed in the human body. A Phase I clinical trial traditionally tests the compound for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics in a small group of healthy individuals. In certain settings such as oncology, where the disease is life threatening, cancer patients may participate in Phase I trials. A Phase I trial may last up to one year.

Phase Ib.    In some therapeutic areas, drugs are often combined in the hope that an enhanced effect can be realized that is greater than giving either of the drugs separately. When developing drugs in this setting, safety trials are performed utilizing the drug combination to evaluate their compatibility. A panel of tests similar to those used in Phase I are used in these types of trials. A Phase Ib trial may last up to one year.

Phase II.    A Phase II trial marks the beginning of clinical trials on a limited number of patients to (i) determine the efficacy of the compound for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. The trials also seek to establish the most effective route of administration. Trials are conducted on a larger, but still limited number of carefully monitored patients. A Phase II trial may last up to two and one-half years.

Phase III.    If preliminary evidence suggesting effectiveness has been obtained during Phase II trials and the compound is found to have an acceptable safety profile in Phase II trials, a Phase III trial may be undertaken. A Phase III trial is an extensive clinical trial in a large number of patients. The number of patients in a Phase III trial depends to a great extent on the clinical indications that the drug addresses. Trials are often double-blinded and involve a detailed statistical evaluation of test results. The compound is tested against placebos and existing treatment, if such treatment is available. The product is manufactured in commercial quantities (batch manufacturing) and tested for shelf life, or stability, and further evaluation of the clinical efficacy and safety of the compound takes place. A Phase III trial may last several years and is the most time-consuming and expensive part of a clinical trial program. There can be no assurance that a Phase I, Phase II or Phase III trial will be completed successfully within any specified time period, if at all, with respect to any of the Company’s potential products.

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

The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting an approval even though the relevant product has been approved by another authority. The United States and European Union (“EU”) countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but if obtained generally takes from six months to several years, if at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures, and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.

In the United States, the primary regulatory authority is the FDA. In addition to regulating clinical procedures and processes, the FDA investigates and approves market applications for new pharmaceutical products and is responsible for regulating the labeling, marketing and monitoring of all pharmaceutical products, whether currently marketed or under investigation. Upon approval in the United States, a drug may be marketed only for the approved indications in the approved dosage forms and dosages. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing firm must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practice (“cGMP”) requirements and be subject to inspection by the FDA. Foreign manufacturing firms distributing drugs in the United States also must comply with cGMP requirements and list their products with the FDA and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

OXiGENE’s research and development programs are generally pursued in collaboration with academic and other research institutions. In general, these programs are created, developed and controlled by internal Company management. Currently, however, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. These institutions consist of the following:

•	University of Lund in Lund, Sweden;

•	Gray Laboratory Cancer Research Trust in Middlesex, United Kingdom;

•	Baylor University in Waco, Texas; and

•	Arizona State University in Tempe, Arizona.

In June 1999, the Company and Active entered into a Research Collaboration Agreement involving the Company’s benzamide and nicotinamide technology in the treatment of inflammatory diseases. Under the agreement, Active will explore and evaluate the technology’s potential as a treatment for inflammatory diseases. Active will contribute resources to conduct the research, and has an option to jointly develop anti-inflammatory drug candidates with OXiGENE upon successfully completing the initial research. In November 2001, the Company announced that it had signed an agreement to license, on a non-exclusive basis, its benzamide technology to Active for all indications except for the use of the benzamide compound Declopramide. In April 2002, OXiGENE out-licensed its remaining benzamide intellectual property, allowing Active to continue with the commercial development of a Declopramide anti-inflammatory agent at its sole cost and expense. The companies will share any future milestone and royalty payments that may result from Declopramide.

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. (“Peregrine”), forming Arcus Therapeutics LLC (“ARCUS”) to develop and commercialize VTA technologies. ARCUS was granted patent protection over VTA technologies used in the treatment of solid tumors by disrupting the function and use of the tumor blood vessels. Under the terms of the joint venture agreement, Peregrine supplied its intellectual property to the joint venture, and OXiGENE licensed its next generation tubulin-binding compounds for use in conjunction with a Peregrine antibody. On February 28, 2002, the Company entered into an agreement to conclude ARCUS. Under the terms of the agreement, Peregrine paid OXiGENE $2.0 million and both Peregrine and OXiGENE reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. In February of 2002, the Company and BMS finalized their Termination Agreement. In September 2002, the Company recorded an accrued liability of $0.8 million for the in-license of certain technologies discovered by BMS.

In December 2001, the Company announced selection of its next generation VTA, OXi4503. OXi4503 is a VTA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in experimental tumor systems with single agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, OXi4503 appears to attack blood vessels in all regions of the tumor including the periphery.

In June 2002, the Company announced that it had reached agreement with the NCI for funding of pre-clinical studies of OXi6197, a VTA discovered through its collaboration with Baylor University. The NCI will conduct in vitro anti-tumor activity and selectivity studies with various tumor types. Additionally, in vivo xenograft studies will be performed to evaluate the biological activity of the compound. When administered intravenously, OXi6197 is designed to reduce blood flow in newly formed tumor vasculature, triggering the death of downstream tumor cells.

In October 2002, the Company announced that it had reached an agreement with the FFB, one of the nation’s leading eye charities, to fund a Phase I/II clinical trial for CA4P targeted at wet AMD.

The Company incurred approximately $8.1 million, approximately $6.1 million and approximately $5.1 million in research and development expenses in the years ended December 31, 2000, 2001 and 2002, respectively. Most of these amounts represent external research and development expenditures.

PATENTS AND TRADE SECRETS

To date, OXiGENE’s principal products have been based on certain previously known compounds. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes, will continue to be, important to the Company’s efforts, although those processes, as such, may not be patentable.

Patent Protection.    It is the Company’s policy to seek patent protection in the United States and in foreign countries. Primarily because of different patent laws in various jurisdictions, the scope of, and hence the protection afforded by, any patents OXiGENE may receive may vary even though they relate essentially to the same subject matter.

The patent position of firms in the Company’s industry generally involves highly complex legal and other issues, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications owned by the Company will result in patents being issued or that, if issued, the patents will afford competitive protection.

Further, there can be no assurance that products or processes developed by the Company will not be covered by third party patents, in which case continued development and marketing of those products or processes could require a license under such patents. There can be no assurance that if a legal action were to be brought against the Company on the basis of any third party patents, such action would be resolved in the Company’s favor. Such an unfavorable result against the Company could result in monetary damages and injunctive relief. Further, even a favorable result could cause expenditure of substantial monetary and other resources in connection with the Company’s defense against any such action.

Granted Patents and Pending Applications.    The following is a brief description of the Company’s current patent position, both in the United States and abroad. As United States patent applications are generally maintained in secrecy by the United States Patent and Trademark Office for at least some time after filing and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, OXiGENE cannot be certain that it was the first creator of inventions covered by its pending applications or that it was the first to file patent applications for those inventions.

The Company is the assignee of eight granted United States patents, nine pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Of the pending United States patent applications, one was filed in 1997, three were filed in 2001 and five were filed in 2002. In addition, the Company filed two international PCT applications from which it expects to pursue United States patent protection for additional aspects of its technology.

The following table summarizes the Company’s United States patent portfolio by the number of patents that have been granted or that are currently pending for each of its product lines:

OXiGENE United States Patent Portfolio

Product Line	Patents Pending	Patents Granted
Combretastatins:
Owned	8	1
Licensed	3	5
Baylor VTA Compounds:
Licensed	2	3
Benzamides:
Owned	1	6
Diagnostic:
Owned	0	1

Total:	14	16

Combretastatins.    The Company’s core Combretastatin technology platform is covered by a mix of existing and pending patents. The Company is an exclusive licensee of five United States patents, two pending United States patent applications, and granted patents and/or pending applications in other countries corresponding to three of the granted United States patents, all of which relate to Combretastatin compositions and/or methods of use in treating cancer. The owner of record of these licensed patents and applications is the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU. In February 2002, the Company in-licensed exclusive rights to a third United States patent application and its foreign equivalents. This pending application claims additional Combretastatin compositions and is assigned to BMS.

In 2002, the Company continued to expand on the breadth and scope of its licensed Combretastatin patent portfolio. On March 26, 2003, the Company announced the issuance of United States Patent No. 6,538,038 on which the Company is the sole assignee. In addition to continuing with the prosecution of the three applications that it filed in 2001, the Company filed five additional United States applications in 2002, four of which claim new methods of using existing Combretastatin VTAs. The fifth United States utility application was jointly filed with Baylor University, claiming a variety of Combretastatin synthetic analogs, some of which have potential for further development as VTAs. The Company also filed two international PCT applications disclosing methods of using Combretastatin VTAs for the treatment of ocular diseases and restenosis. The Company expects to pursue United States patent protection from these PCT applications at a later date.

Baylor VTA Compounds.    The Company has maintained exclusive patent rights to a number of tubulin-binding agents that have the potential for future development as VTAs. These compounds are functionally related but structurally distinct from Combretastatin, and are covered by three issued United States patents, two pending United States patent applications, three pending international applications, and granted patent and/or pending applications in other countries corresponding to two of the international applications. Ownership of the licensed patents and patent applications is assigned to Baylor University.

Benzamides.    The Company continues to retain ownership of patent rights to certain benzamide and nicotinamide compositions and their use in a wide variety of indications. The Company is the assignee of six United States patents, one pending United States application, and granted patents and/or pending applications in foreign countries covering methods of use for treating cancer and anti-inflammatory disorders. In April 2002, the Company out-licensed exclusive patent rights for the benzamide platform to Active and Active assumed further patent prosecution and maintenance responsibilities for the patent portfolio.

COMPETITION

The industry in which the Company is engaged is characterized by rapidly evolving technology and intense competition. The Company’s competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many of the small companies that compete with the Company have also formed collaborative relationships with large, established companies to support research, development, clinical trials and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures or other collaborations.

The Company is aware of a limited number of companies involved in the development of VTAs. Such companies include AstraZeneca, Aventis, and Antisoma, all of which have VTA’s that management believes are at an earlier stage of clinical development than the Company’s lead compound, CA4P.

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

There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective, safer or more affordable than those being developed by the Company.

The Company expects that if any of its products gain regulatory approval for sale they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. The Company’s competitive position also will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.

EMPLOYEES

The Company expects to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of March 26, 2003 the Company had 10 full-time employees, of which seven were engaged in research and development and monitoring of clinical trials. Most of the Company’s pre-clinical testing and clinical trials are subcontracted and performed at certain universities in the United States and Europe with the assistance of contract research organizations.

SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD

OXiGENE’s Clinical Trial Advisory Board assesses and evaluates the Company’s clinical trial program. The Scientific Advisory Board discusses and evaluates the Company’s research and development projects. Members of the Clinical Trial Advisory Board and the Scientific Advisory Board are independent and have no involvement with the Company other than serving on such boards.

Some members of the Scientific Advisory Board and the Clinical Trial Advisory Board receive cash compensation. Others have from time to time received, and are expected to continue to receive, options to purchase shares of Common Stock of the Company. All members are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving on such boards.

The members of the Scientific Advisory Board are:

HANS WIGZELL, M.D., Ph.D. is the President at the Karolinska Institute, Stockholm, Sweden, where he is also Professor of Immunology. Professor Wigzell is the chairman of OXiGENE’s Scientific Advisory Board and serves as an advisor to the Company’s Board of Directors. He was, for many years, a member of the Nobel committee for the prize in medicine of which he also has served as chairman. Professor Wigzell is currently a member of the editorial board of several international medical journals and has published more than 500 articles in the areas of tumor biology, immunology, cell biology and infectious diseases.

ROBERT S. KERBEL, Ph.D. is an internationally recognized tumor biologist known for his studies in cancer metastasis, drug resistance and tumor angiogenesis. He is a Canada Research Chair in Molecular Medicine and a Professor in the Departments of Medical Biophysics, and Laboratory Medicine & Pathobiology in the University of Toronto. Dr. Kerbel is a Senior Scientist in Molecular and Cell Biology Research, which he directed from 1991-2002, at the Sunnybrook and Women’s College Health Sciences Centre in Toronto. He is the author of more than 250 scientific papers and the recipient of numerous scientific awards. Dr. Kerbel serves on the editorial boards of seven scientific journals including: Cancer Research, Clinical Cancer Research, American Journal of Pathology, Cell Cycle, Molecular Cancer Research and Angiogenesis. He was Editor-in-Chief of Cancer & Metastasis Reviews from 1991-2001.

DIETMAR W. SIEMANN, Ph.D. is the John P. Cofrin Professor and Associate Chair for Research in Radiation Oncology at the University of Florida College of Medicine in Gainesville. In addition, he is a professor in the school’s Department of Pharmacology and Therapeutics. Dr. Siemann has authored more than 150 scientific papers and is the recipient of numerous scientific awards, including the Research Award of the Radiation Research Society in Oak Brook, Illinois (1990). He is the former Chairman of the National Cancer Institute’s Radiation Study Section (1996-1998).

MARVIN H. CARUTHERS, Ph.D. is Distinguished Professor of Chemistry and Biochemistry at the University of Colorado, where he has taught for over thirty years. He has also served as Chairman of that department (1992-1995). He is a member of both the American Academy of Arts & Sciences and the National Academy of Sciences, and has served on the National Academy of Sciences Board on Chemical Sciences and Technology. In 1999, Dr. Caruthers received the ABRF-Hewlett-Packard Award for Outstanding Contributions to Biomolecular Technologies.

The members of the Company’s Clinical Trial Advisory Board are:

HAKAN MELLSTEDT, M.D., Ph.D. is Professor of Oncologic Biotherapy at the Karolinska Institute and Managing Director of Cancer Center Karolinska, Karolinska Institute, Stockholm, Sweden. He holds a position as Chief Physician at the Department of Oncology (Radiumhemmet), Karolinska Hospital, Stockholm, and has specialist certificates in Oncology, Hematology and Internal Medicine. He is a Member of the Board of Directors of ESMO (European Society for Medical Oncology) and a Member of ESMO’s Executive Committee. Professor Mellstedt is currently a member of the Editorial Board of several international scientific journals and has published more than 450 articles in the areas of hematology, medical oncology, tumor immunology and the development of immunotherapeutics/biotherapeutics in hematological malignancies as well as in solid tumors. Professor Mellstedt is the Chairman of OXiGENE’s Clinical Trial Advisory Board.

MARGARET A. TEMPERO, M.D. is Deputy Director of the University of California San Francisco Cancer Center and Professor and Chief of Medical Oncology in the School of Medicine. She is President-Elect of the American Society of Clinical Oncology (ASCO) and in June of 2003 will become President. She also has served on the Board of ASCO and is on the Board of Scientific Counselors, which is advisory to the intramural programs on the NCI. She holds or has held editorial positions on numerous prestigious journals such as Cancer Research, Journal of Clinical Oncology, Clinical Cancer Research and the American Journal of Medicine. She is also credited with over 100 original articles and book chapters.

JAN B. VERMORKEN, M.D., Ph.D. is Professor of Oncology and head of the Department of Medical Oncology of the University Hospital of the University of Antwerp, Belgium. Professor Vermorken has held numerous functions with the Dutch Cancer Society and the European Organization for Research on Treatment of Cancer (EORTC). He is a member of several EORTC study groups and presently is Secretary of the EORTC Head and Neck Cancer Group. Professor Vermorken has lectured extensively in the area of gynecological oncology and head and neck cancer, and currently serves on the editorial boards of several international journals.

LEE S. ROSEN, M.D. is the Director of Developmental Therapeutics for the Cancer Institute Medical Group, affiliated with the John Wayne Cancer Institute in Santa Monica. He is the former Adjunct Assistant Professor at UCLA’s Department of Medicine, Division of Hematology-Oncology and served as Director of UCLA’s Cancer Therapy Development Program from 1996-2002. Dr. Rosen serves as the principal investigator for many Phase I and II clinical trials, focusing on novel agents in general and the angiogenesis inhibitors in particular.

RISK FACTORS

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

The Company does not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

History of Losses and Anticipated Future Financial Results; Uncertainty of Future Profitability.    The Company has experienced net losses every year since its inception and, as of December 31, 2002, had an accumulated deficit of $71.7 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its potential products are in varying early stages of development and testing. The Company’s ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, will be sustained on an ongoing basis.

Early Stage of Product Development; Uncertainties of Clinical Trials; Unproven Safety and Efficacy.     OXiGENE’s products are in an early stage of development. In order to achieve profitable operations, the Company, alone or in collaboration with others, must successfully develop, manufacture, introduce and market its products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by the Company will require significant additional research and development and extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies of clinical trials. Although the Company has obtained some favorable results to date in pre-clinical studies and clinical trials of certain of its potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and there can be no assurance that clinical trials will show any of the Company’s products to be safe or capable of producing a desired result. Additionally, there can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay, suspend or terminate those clinical trials. There can also be no assurance that the Company’s research or product development efforts or those of its collaborative partners will be successfully completed, that any compounds currently under development by the Company will be successfully developed into drugs, that any potential products will receive regulatory approval on a timely basis, if at all, or that competitors will not develop and bring to market products or technologies that render the Company’s potential products obsolete. If any such problems occur, the Company could be materially and adversely affected.

Sufficiency of Existing Capital Resources; Possible Need for Additional Funds; Uncertainty of Future Funding.    The Company’s operations to date have consumed substantial amounts of cash. Negative cash flow from the Company’s operations is expected to continue over at least the next several years. The Company does not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. The Company’s actual capital requirements will depend on numerous factors, including: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin-based compound; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval. Under the Company’s current operating plan and capital budget, and based on current costs’ expectations, the Company believes its existing capital as of the end of fiscal year 2002 is sufficient to fund operations through the period of approximately the next 24 months and completion of currently ongoing clinical trials and to begin the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. The Company cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained, and if obtained, whether such approval will take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, the Company cannot guarantee that its current cash, cash equivalents and capital will be sufficient to fund operations for the 24-month period described above. If its existing funds are not sufficient, the Company would be required to seek additional funding and/or take other measures to reduce expenses. In addition, the Company will likely have to raise substantial additional funds: (i) if FDA approval is obtained on the CA4P compound, to bring such compound to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to CA4P; (ii) to complete the development of any additional products other than the development and FDA approval process related to CA4P; and (iii) to bring any other potential product to market. The issuance of additional equity securities by the Company, if required to support these or any other purpose, would result in dilution to the existing stockholders. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, the Company would be required to delay, scale back or eliminate one or more of its product development programs or seek to obtain funds through arrangements with collaborative partners (or others), which arrangements may include a requirement that the Company relinquish rights to certain of its technologies or products or rights related to its technologies or products that the Company would not otherwise relinquish. The failure by the Company to obtain funding when and in the amounts needed and/or the Company’s acceptance of funding on terms that are not favorable to the Company or less favorable to the Company than the Company would ordinarily desire, would have a material adverse effect on the Company’s financial position and results of operations.

Dependence on Others for Clinical Development and Manufacturing and Marketing.    The Company has limited experience in drug development, the regulatory approval process, manufacturing and marketing. Accordingly, OXiGENE has depended, and in the future is likely to continue to depend, on others for assistance in many areas, including research, conducting pre-clinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Funding requirements, competitive factors or prioritization of other opportunities may lead the Company to seek additional arrangements with third parties. While OXiGENE is likely to continue to explore other licensing and development opportunities for its technologies with other companies, there can be no assurance: that the Company will be successful in establishing new collaborative agreements or licensing arrangements; that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, directed at the same diseases as those involved in its collaborative arrangements with the Company and thus undermining any collaboration with the Company; that any such collaborative partners will devote resources to the Company’s technologies or compounds on a basis favorable to the Company; that any such arrangements will be on terms favorable to OXiGENE; or that any future licensees will be successful in marketing or commercializing licensed products.

Clinical Trials; Government Regulation and Health Care Reform; Managed Care.    The Company’s research and development activities, pre-clinical testing and clinical trials, and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pre-clinical testing and clinical trials and manufacturing and marketing of OXiGENE’s products are and will continue to be subject to the rigorous testing and approval processes of the FDA, the Swedish Medical Products Agency and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any potential products developed by OXiGENE or that a potential product, if approved in one country, will be approved in other countries. Moreover, if regulatory approval of a potential product is granted, such approval may entail significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on the Company.

Competition and Risk of Technological Obsolescence.    The Company is engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than the Company. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Accordingly, competitors may succeed in obtaining regulatory approval for their products more rapidly than the Company. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of those products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by the Company or that would render the Company’s technology and products less competitive or even obsolete. In addition, one or more of the Company’s competitors may achieve product commercialization or patent protection earlier than the Company, which could materially adversely affect the Company.

Dependence on Patents and Proprietary Technology.    To date, OXiGENE’s principal products have been based on certain previously known compounds. The Company anticipates that the products it develops in the future may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers and/or for any specific uses it discovers for new or previously known compounds, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes, may continue to be, important to the Company’s efforts, although those processes, as such, may not be patentable.

The Company’s success will depend, in part, on its ability to obtain patents, protect its trade secrets and operate without infringing on the proprietary rights of others. As of March 26, 2003, the Company is the assignee of seven granted United States patents, ten pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union (“EU”), Canada and Japan. The patent position of pharmaceutical and biotechnology firms like OXiGENE generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications assigned or exclusively licensed to the Company will result in patents being issued, that any issued patents assigned or exclusively licensed to the Company will provide the Company with competitive protection or will not be challenged by others, or that the current or future granted patents of others will not have an adverse effect on the ability of the Company to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of the Company’s patent applications and/or patents was performed at various universities and/or funded by grants, there can be no assurance that one or more universities, employees of such universities and/or grantors will not assert that they have certain rights in such research and any resulting products. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company’s products, or will not design around the patent rights of the Company. In addition, as a result of the assertion of rights by a third party or otherwise, the Company may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in connection with patents to which it holds a license or in bringing suit to protect the Company’s own patents against infringement. The Company requires employees, Scientific Advisory Board members and the institutions that perform its pre-clinical and clinical tests to enter into confidentiality agreements with the Company. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with the Company is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. There can be no assurance, however, that any such agreement will provide meaningful protection for the Company’s trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

Dependence on Certain Officers, Directors, Principal Consultants and Others.    The Company believes that its success is, and will likely continue to be, materially dependent upon its ability to retain the services of certain of its current officers, directors, principal consultants and others, particularly Joel-Tomas Citron—Chairman of the Board, Dr. David Chaplin—Chief Scientific Officer and Frederick Driscoll—President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on the Company. In addition, the Company has established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, the Company with access to research laboratories, clinical trials, facilities and patients. Additionally, the Company believes that it may, at any time and from time to time, be materially dependent on the services of consultants and other unaffiliated third parties.

Product Liability Exposure; Limited Insurance Coverage.    The use of the Company’s potential products in clinical trials and for commercial applications, if any, may expose the Company to liability claims, in the event such products cause injury or disease, or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although the Company has obtained liability insurance coverage for its ongoing clinical trials, there can be no assurance that such coverage will be in amounts sufficient to protect the Company from any product liability claims or product recalls which could have a material adverse effect on the financial condition and prospects of the Company. Further, adverse product and similar liability claims could negatively impact the Company’s ability to obtain or maintain regulatory approvals for its technology and products under development.

Price Volatility of the Common Stock.    The market price of the Common Stock has been, and likely will continue to be highly volatile. Factors, including the Company’s or its competitors results, clinical trials and research development announcements and government regulatory action affecting the Company’s potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on the Company’s results of operations and on the market price of the Company’s Common Stock. As of December 31, 2002, an aggregate of 25,100 stock appreciation rights (“SARs” or “SAR”), with a weighted average exercise price of $7.51 per SAR, had been granted to certain clinical investigators and consultants. The Company is not required to make any cash payments upon exercise of any such SAR. If and when the spread between the market price of the Company’s Common Stock and the exercise price of the SARs changes, the charge for financial reporting purposes to research and development will be adjusted to reflect an increase or decrease, as the case may be, in the market price of the Company’s Common Stock. In addition, as of December 31, 2002, the Company had issued options to purchase an aggregate of 180,000 shares of its Common Stock to certain directors who are not employees. Such options are accounted for at their fair value. The future charge related to these options is also influenced by changes in the market price of the Company’s Common Stock. In addition, substantially all of the shares of the Company’s Common Stock issuable upon exercise of outstanding options and SARs have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of the Company’s Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Company’s Common Stock. The price and liquidity of the Company’s Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the resulting effects may differ between those markets.

GLOSSARY OF SCIENTIFIC TERMS

Angiogenesis	The creation of new blood vessels.

Chemotherapy	Treatment with drugs whose aim is the mitigation or cure of diseases such as cancer.

DNA	Chemical building blocks of genetic material.

Double-blind study

A study in which neither the investigators assessing the outcome of the trial nor the patients know whether the patient is receiving the drug being investigated or merely a placebo. The outcome can only be determined when the results are decoded.

IND	An “Investigational New Drug” application filed with the United States Food and Drug Administration that permits the administration of compounds to humans in clinical trials.

Malignant cell	Cancer cell.

Metabolic function	Living process of growth and reproduction.

NDA	A “New Drug Application” filed with the United States Food and Drug Administration, which, if approved, allows a drug to be marketed in the United States.

Necrosis	Cell death by decomposition.

Placebo	A non-active substance given to a group of patients in a clinical trial to duplicate the treatment method, but without the administration of the active drug under investigation.

Radiation	Physical energy that splits molecules and induces DNA damage.

Tubulin	A protein that forms the basic building blocks of microtubules. Microtubules perform many functions inside the cell, including helping to maintain endothelial cell shape.

2.    PROPERTIES

The Company leases approximately 9,980 square feet of office space located in Watertown, Massachusetts. The term of the lease is ten years and three months commencing on August 21, 2000, with an annual rent of approximately $0.3 million expiring on November 30, 2010, with an option to extend for an additional term of five years. In June 2001, the Company moved its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. On December 31, 2001, the Company closed its Stockholm, Sweden office. The Company does not own or lease any laboratories or other research and development facilities.

3.    LEGAL PROCEEDINGS

There are no material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of the Company for the fourth quarter of the year ended December 31, 2002.

PART II

5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective November 19, 1996, the Company’s Common Stock commenced trading on the Nasdaq National Market under the symbol “OXGN.” Prior thereto, since the completion of the Company’s initial public offering in September 1993, the Company’s securities had been listed for quotation on the Nasdaq Small-Cap Market. The Company’s shares of Common Stock are also traded on the OM Stockholm Exchange in Sweden under the symbol “OXGN.” The following table sets forth the high and low sales price per share for the Company’s Common Stock on the Nasdaq National Market for each quarterly period during the two most recent  fiscal years.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter	$3.44	$2.11	$8.31	$4.38
Second Quarter	2.25	1.32	6.42	4.90
Third Quarter	1.51	.90	5.50	1.91
Fourth Quarter	1.45	.84	3.90	1.55

On March 20, 2003, the last sale price of the Common Stock was $1.30.

As of March 20, 2003, there were 88 holders of record of the Company’s Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2002 Annual Meeting of Stockholders, that there are approximately 10,000 beneficial owners of its Common  Stock.

The Company has not declared or paid any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.    SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2002. The selected financial data for each of the five years in the period ended December 31, 2002 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years ended December 31,
	1998	1999	2000	2001	2002
STATEMENT OF OPERATIONS DATA:
Revenues
License revenue	$—	$1,271,918	$1,694,944	$8,953,119	$—
Investment income	1,997,991	1,340,738	1,921,961	906,893	334,518

Total revenues	1,997,991	2,612,656	3,616,905	9,860,012	334,518

Expenses
Costs related to licensing revenue	—	1,250,000	1,161,612	1,508,372	—
Amortization of license agreement	—	40,639	222,536	297,535	97,540
Research and development	10,358,913	8,397,799	8,057,671	6,132,283	5,103,272
General and administrative	3,135,871	3,336,463	3,160,489	5,446,876	7,438,215
Other, expense (income) net	—	—	—	552,308	(1,343,902)
Interest expense	—	36,620	102,043	61,248	52,720

Total expenses	13,494,784	13,061,521	12,704,351	13,998,622	11,347,845

Net loss	$(11,496,793)	$(10,448,865)	$(9,087,446)	$(4,138,610)	$(11,013,327)

Basic and diluted net loss per common share	$(1.13)	$(1.02)	$(0.81)	$(0.37)	$(0.88)

Weighted average number of common shares outstanding (in thousands)	10,201	10,274	11,181	11,282	12,514

	December 31,
	1998	1999	2000	2001	2002
BALANCE SHEET DATA:
Cash and cash equivalents	$31,756,534	$30,447,803	$27,062,762	$19,030,119	$3,752,376
Available-for-sale securities	—	—	548,738	—	8,078,487
Working capital	29,907,659	38,386,299	26,306,690	16,308,720	8,446,878
Total assets	33,018,825	42,659,727	31,229,242	22,153,347	13,598,321
Total liabilities	2,827,011	11,557,021	10,082,892	3,633,681	3,578,164
Accumulated deficit	(36,965,621)	(47,414,486)	(56,501,932)	(60,640,542)	(71,653,869)
Total stockholders’ equity	$30,191,814	$31,102,706	$21,146,350	$18,519,666	$10,020,157

7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OXiGENE is a biopharmaceutical company engaged principally in research and the development of products for use in the treatment of cancer. Historically, the Company’s activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In 2000, the Company announced its intent to focus exclusively on advancing and developing its vascular targeting agents (“VTAs” or “VTA”), including CA4P and OXi4503. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of operations.

OXiGENE has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies.

The Company’s failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect its business, financial condition and results of operations. Royalties or other revenue generated for the Company from commercial sales of the Company’s potential products are not expected for several years, if at all.

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE’s lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement established in December 1999. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. In February of 2002, the Company and BMS finalized their Termination Agreement. In September 2002, the Company recorded an accrued liability of $0.8 million for the in-license of certain technologies discovered by BMS.

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. (“Peregrine”), forming Arcus Therapeutics LLC (“ARCUS”) to develop and commercialize VTA technologies employing conjugated antibodies. Under the terms of the joint venture agreement, OXiGENE agreed to provide exclusive licenses to its next generation tubulin-binding compounds for use solely in conjunction with a Peregrine antibody and, based on the development success of the joint venture, agreed to fund up to $20.0 million of the development expenses of ARCUS. In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million and purchased $2.0 million, or 585,009 shares, of Peregrine’s Common Stock. In June 2001, the Company sold all 585,009 shares of Peregrine’s Common Stock and recorded a loss on sale of available-for-sale securities of approximately $0.6 million. In February 2002, the Company and Peregrine agreed to conclude the ARCUS joint venture. Under the terms of the agreement, Peregrine paid OXiGENE $2.0 million and both Peregrine and OXiGENE reacquired full rights and interest to the vascular targeting platforms they contributed to the joint venture.

In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC (“CampaMed”). Under the terms of the agreement, CampaMed will provide up to approximately $3.3 million in future installment payments based upon sales of any products derived from such technology. In addition, the Company was granted a 10% equity position in CampaMed. No revenue was recognized under this agreement during the year ended December 31, 2002. Minimal revenue is expected to be recognized in 2003.

OXiGENE has generated a cumulative net loss of $71.7 million for the period from its inception through December 31, 2002. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options, and, prior to entering into the BMS Agreement, the Company had no material amount of licensing or other fee income. As of December 31, 2002, OXiGENE had no long-term debt or loans payable.

The Company has consulting agreements with certain organizations whose principal stockholders are officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

During 2000, 2001 and 2002, the Company incurred approximately $0.4 million, $0.6 million and $0.3 million, respectively, in legal fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

RESULTS OF OPERATIONS

Years ended December 31, 2002 and 2001

Revenues

During the fiscal year ended December 31, 2001, the Company had licensing revenue of approximately $9.0 million and approximately $0.9 million in investment income. During the fiscal year ended December 31, 2002, there was no licensing revenue due to the termination of the Research Collaboration and License Agreement with BMS on October 24, 2001. Investment income for the fiscal year ended December 31, 2002 was approximately $0.3 million.

Investment income decreased approximately $0.6 million in 2002 compared to 2001, primarily due to the Company’s overall cash position decreasing as well as declining interest rates and returns on investments throughout 2002. The Company believes investment income will continue to decline in future periods, primarily as a result of the Company’s overall cash position continuing to decrease as cash and cash equivalent balances are utilized in the normal course of operations.

The Company’s future revenue is dependent upon the Company’s ability to establish collaborations and generate revenues from products currently under development by the Company. As a result of the termination of the Research Collaboration and License Agreement with BMS, the Company expects it will not generate meaningful revenue in fiscal 2003 unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

Expenses

Total expenses, including interest expense and other expense (income), for the fiscal years ended December 31, 2002 and 2001 amounted to approximately $11.3 million and approximately $14.0 million, respectively.

There were no costs relating to license revenue during fiscal 2002 compared to approximately $1.5 million for the comparable 2001 period. This decrease was due to the termination of the Research Collaboration and License Agreement with BMS.

Research and development expenses decreased to approximately $5.1 million during fiscal 2002 from approximately $6.1 million for the comparable 2001 period. The decrease of approximately $1.0 million was attributable to decreased research and development efforts related to the Company’s benzamide-based compound, Declopramide, decreases in costs associated with the further development of the Company’s lead compound, CA4P, and the significant decrease of approximately $1.2 million in legal and consulting costs associated with the terminated joint venture, ARCUS.

The Company expects future research and development expenses to remain approximately the same. The increase in expenses for the development of the Combretastatin family of VTAs, specifically CA4P, will be partly offset by a decrease in research and development expenses due to the Company’s decision to end further development of its benzamide-based compound, Declopramide, as well as the decision to terminate funding of the ARCUS joint venture.

Non-qualified stock options (“NQSOs”) granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2002 and 2001, the Company recorded approximately $25,000 and approximately $100,000, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company’s Common Stock at December 31, 2002 was lower than the exercise price of the SARs and there was no balance for previously recorded charges for the SARs, no compensation was recorded at December 31, 2002. NQSOs and SARs had no net effect on research and development expenses for this comparative period. Generally, the Company makes payments to its clinical investigators on a fixed quarterly or monthly basis.

General and administrative expenses for the year ended December 31, 2002 increased to approximately $7.4 million from approximately $5.4 million for the comparable 2001 period. The increase of approximately $2.0 million was primarily attributable to a one-time non-cash compensation charge associated with the Compensation Award Stock Program of approximately $2.2 million and a $0.2 million recurring annual charge associated with the Restricted Stock Program for fiscal 2002 offset in part by the reduction in costs for services described below. Absent the one-time charge of approximately $2.2 million and the associated recurring charges of approximately $0.2 million, general and administrative expenses would have decreased by approximately $0.4 million. This decrease is partially attributable to the reduction in costs associated with the Company’s legal, travel and outside consultant services. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of its employees and to use outside consultants to perform services for the Company to the extent practicable.

Other income was approximately $1.3 million during fiscal 2002 compared to other expense of approximately $0.5 million for the comparable 2001 period. The other income was a result of a $1.3 million gain associated with the terminated joint venture, ARCUS, combined with income associated with realized gains on securities partially offset by interest expense.

Tax matters

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $91.2 million for U.S. and foreign income tax purposes, of which approximately $50.9 million expires for U.S. purposes through 2022. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $4.2 million and approximately $6.9 million for the years ended December 31, 2002 and 2001, respectively, due primarily to the increase in net operating loss carry forwards.

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

Interest income decreased approximately $1.0 million in 2001 compared to 2000. The reason for the decrease in interest income is primarily due to the Company’s overall cash position decreasing which decrease was primarily the result of increases in general and administrative expenses as well as declining interest rates and returns on investments throughout 2001. The Company foresees interest income will continue to decline in future periods, primarily as a result of the Company’s overall cash position continuing to decrease as cash and cash equivalent balances are utilized in the normal course of operations. The Company cannot predict whether interest rates and returns on investments will remain flat or continue to decline or rise.

The Company’s future revenue is dependent upon the Company’s ability to add additional collaborations and garner revenues from products currently under development by the Company. As a result of the termination of the Research Collaboration and License Agreement with BMS the Company expects it will not generate meaningful revenue in the fiscal 2002. Since the Research Collaboration and License Agreement with BMS has terminated, the Company currently has no material source of licensing or other fee revenue. The Company does not expect to generate any material amounts of licensing or other fee revenue unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up front payments or otherwise.

Expenses

Total expenses for the fiscal years ended December 31, 2001 and 2000 amounted to approximately $14.0 and approximately $12.7 million, respectively. Research and development expenses decreased to approximately $6.1 million during fiscal 2001 from approximately $8.1 million for the comparable 2000 period. The decrease of approximately $2.0 million was attributable to decreased research and development efforts related to the Company’s benzamide-based compound, Declopramide, as well as the assumption by BMS of research and development costs related to the Combretastatin family of VTAs. In the case of Combretastatin, the costs were assumed by BMS under the terms of the Research Collaboration and License Agreement. In the case of Declopramide, the decrease was the result of lower research and development spending, specifically in the funding of clinical trials. Under the Research Collaboration and License Agreement with BMS, approximately $1.5 million of research and development expense in 2001, compared to approximately $1.2 million in 2000, were recoverable and, accordingly, has been classified as costs relating to licensing revenue and is not included in research and development expenses.

The Company expects future research and development expenses to increase as a result of the Company regaining licensing and development rights to the Combretastatin family of VTAs and resumption by the Company of primary responsibility for development of the Combretastatin family of VTAs, specifically CA4P. These expenses will be partly offset by a decrease in research and development expenses due to the Company’s decision to end further development by the Company of its benzamide-based compound, Declopramide, as well as the decision to terminate funding of the ARCUS joint venture.

Non-qualified stock options (“NQSOs”) granted to certain consultants and advisory board members who are not employees resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During 2001 and 2000, the Company recorded approximately $0.1 million and approximately $0.5 million, respectively, of research and development expenses related to options issued for services provided by non-employees. Because the market value of the Company’s Common Stock at December 31, 2001 was lower than the exercise price of the SARs and there was no balance for previously recorded charges for the SARs, no amount was recorded at December 31, 2001. NQSOs and SARs had no net effect on research and development expenses for this comparative period.

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

General and administrative expenses for the year ended December 31, 2001 increased to approximately $5.4 million from approximately $3.2 million for the comparable 2000 period. The increase of approximately $2.2 million was primarily attributable to costs associated with the relocation of the Company’s corporate office headquarters from Sweden to Massachusetts and the relocation of its U.S. office from Boston, Massachusetts to Watertown, Massachusetts, and to a lesser extent, additional staffing and legal costs associated with the Company’s intellectual property. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

LIQUIDITY AND CAPITAL RESOURCES

OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of December 31, 2002, the Company had an accumulated deficit of approximately $71.7 million. The Company expects to incur additional expenses, resulting in losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

The Company had cash, cash equivalents and available-for-sale securities of approximately $11.8 million at December 31, 2002, compared to approximately $19.0 million at December 31, 2001. The decrease in cash, cash equivalents and available-for-sale securities of approximately $7.2 million was primarily attributable to increased costs associated with the further development of the Company’s lead compound, CA4P, of which costs are no longer reimbursed by BMS under the terminated Research Collaboration and License Agreement as they were in fiscal 2001. Furthering the decrease in cash and cash equivalents are higher associated costs of further development of the Company’s other VTA compounds along with a one-time loan made to participants in the Restricted Stock Award program of approximately $0.6 million. Partially offsetting this increase is a one-time cash receipt due to the termination of the ARCUS joint venture of $2.0 million. Also offsetting the increase are lower costs associated with the Company’s travel, personnel and overall reduction in research and development spending. The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations, which decrease may be offset in whole or in part to the extent the Company enters into any new collaboration agreements that are a source of funding.

The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes payments to the University of Lund, Lund, Sweden, for pre-clinical research. For the years ended December 31, 2002, 2001, and 2000, the amount paid to the University of Lund, were approximately $0.7 million, $0.6 million, and $0.9 million, respectively.

On August 2, 1999, the Company entered into an exclusive License Agreement for the commercial development, use and sale of products or services covered by certain patent rights related to Combretastatin owned by Arizona State University (“ASU”). The Company paid an initial license fee of approximately $0.2 million and is required to pay additional license fees in ten equal semi-annual installments of approximately $0.2 million ending June 1, 2004. The Company also is required to pay royalties on future net sales of products relating to these patent rights. The present value of the amounts payable to ASU is approximately $0.4 million at December 31, 2002.

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

The Company anticipates that its cash and cash equivalents as of December 31, 2002, should be sufficient to satisfy the Company’s projected cash requirements as of that date for approximately 24 months. The Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Actions taken in this regard included the termination of the ARCUS joint venture, which action relieved the Company of a $20.0 million funding obligation. Management believes that these cost containment measures should make available the capital required to pursue the Company’s current business plan, including the planned continued clinical development of the Company’s lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through the completion of currently ongoing clinical trials and the beginning of the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

If its existing funds are not sufficient to continue operations, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of December 31, 2002.

The Securities and Exchange Commission recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of December 31, 2002:

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$445,000	$290,000	$155,000	$—	$—
BMS Termination Agreement	790,000	790,000	—	—	—
Executive Termination Agreement	150,000	150,000	—	—	—
Operating lease	2,402,000	294,000	906,000	611,000	590,000

Total contractual cash obligations	$3,787,000	$1,524,000	$1,061,000	$611,000	$590,000

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical:

Revenue Recognition

The Company has entered into collaborations with a pharmaceutical company and a university. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidates, Combretastatin and Declopramide. The Company’s collaborations have generally provided for the Company’s partners to make up-front payments, make additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. In general, collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable expenses are deferred and only recognized when the related expenses have been incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed that no further obligations exist.

Patent and Acquired License Costs

The Company files applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

The Company has capitalized the costs of acquiring licenses related to its exclusive License Agreement for the commercial development, use and sale of products or services covered by patent rights related to Combretastatin owned by ASU. The present value of the amount payable under the License Agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to these patent rights.

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144. The Company does not have any impairment issues at December 31, 2002.

Use of Estimates

The Company prepares financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reporting of the Company’s assets and the Company’s liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company’s actual results, based upon the future resolution of these uncertainties, could differ from estimates.

R&D DISCLOSURE

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For 2002 and 2001, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of Declopramide, a third generation benzamide technology, the ARCUS joint venture and the next generation of VTAs.

The expenses involved with Declopramide relate to the Phase II human clinical trials that were performed at three centers in the United States and conducted by a leading clinical research organization; the ARCUS joint venture expenses were related to payments to the University of Texas Southwestern for the pre-clinical development of conjugated monoclonal antibodies to be used as VTAs; and the expenses for the drug discovery program targeted at developing the next enhanced Combretastatin-like compound relates to in vitro work performed at Baylor University and in vivo studies at the University of Lund.

7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 11, 2003.

11.    EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 11, 2003.

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 11, 2003.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Securityholders (1)	561,934	$3.12	1,131,557
Equity Compensation Plans Not Approved by Securityholders (2)	5,000	5.50	1,161,900

Total	566,934	$3.14	2,293,457

(1)	These plans consist solely of the OXiGENE 1996 Stock Incentive Plan.
(2)	These plans consist solely of the Stock Incentive Option Plan (the “Plan”).

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plans

The Plan was implemented in 1992 and amended in 1993. The Plan provides for the grant of options to purchase up to 1,166,900 shares of Common Stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan also provides for the issuance of stock appreciation rights (“SARs”).

Under the Plan, the exercise price determined by the Board of Directors or committee must be at least 100% of the fair market value of the Company’s Common Stock as of the date of the grant. Upon termination of employment, any granted option, vested or unvested, shall, to the extent not previously exercised, terminate except under certain conditions as outlined in the Plan. The options granted under the Plan are generally exercisable at specific dates over a ten-year period.

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation – Employment Agreements, Termination of Employment and Change of Control Agreements” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 11, 2003.

14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was prepared.

(b)    Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV

15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report.

1.	Financial Statements

The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

EXHIBIT NUMBER	DESCRIPTION

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26

Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

14	Corporate Code of Conduct and Ethics.

21	Subsidiaries.

23	Consent of Ernst & Young LLP.

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefore. ++

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

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K.

The registrant on November 14, 2002, furnished a Current Report on Form 8-K under Item 9, to disclose that in connection with the period ended September 30, 2002 the Company complied with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll President and Chief Executive Officer

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL-TOMAS CITRON Joel-Tomas Citron	Chairman of the Board and Director	March 31, 2003

/s/ FREDERICK W. DRISCOLL Frederick W. Driscoll	President, Chief Executive Officer and Director (Principal executive and financial officer)	March 31, 2003

/s/ BJORN NORDENVALL Bjorn Nordenvall	Director	March 31, 2003

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 31, 2003

/s/ PER-OLOF SODERBERG Per-Olof Soderberg	Director	March 31, 2003

/s/ GERALD A. EPPNER Gerald A. Eppner	Director	March 31, 2003

/s/ WILLIAM N. SHIEBLER William N. Shiebler	Director	March 31, 2003

CERTIFICATIONS

I, Frederick W. Driscoll, certify that:

1.	I have reviewed this annual report on Form 10-K of OXiGENE, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc. the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin. #@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

EXHIBIT NUMBER	DESCRIPTION

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Note, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Notes, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26

Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

14	Corporate Code of Conduct and Ethics.

21	Subsidiaries

23	Consent of Ernst & Young LLP.

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefore. ++

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

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Auditors

The Board of Directors and Stockholders

OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Boston, Massachusetts

February 7, 2003

OXiGENE, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$19,030,119	$3,752,376
Available-for-sale securities	—	8,078,487
Prepaid expenses	457,103	15,865
Other	12,903	23,749

Total current assets	19,500,125	11,870,477
Furniture, fixtures and equipment	867,083	870,268
Accumulated depreciation	(237,279)	(382,875)

	629,804	487,393
License agreements, net of accumulated amortization of $560,731 and $333,248 at December 31, 2001 and 2002, respectively	1,938,865	1,166,348
Deposits	84,553	74,103

Total assets	$22,153,347	$13,598,321

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$270,050	$290,482
Accounts payable	1,138,193	1,416,295
Accrued expenses:
Research and development	1,269,431	1,166,921
Other	513,731	549,901

Total current liabilities	3,191,405	3,423,599
License agreement payable—non-current portion	442,276	154,565
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000,000 shares authorized; 11,432,093 shares in 2001 and 12,676,664 shares in 2002, issued and outstanding	114,321	126,767
Additional paid-in capital	82,385,172	83,464,566
Accumulated deficit	(60,640,542)	(71,653,869)
Accumulated other comprehensive income	460,989	637,638
Notes receivable	(3,764,869)	(2,186,740)
Deferred compensation	(35,405)	(368,205)

Total stockholders’ equity	18,519,666	10,020,157

Total liabilities and stockholders’ equity	$22,153,347	$13,598,321

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2000	2001	2002
Revenues:
License revenue	$1,694,944	$8,953,119	$—
Investment income	1,921,961	906,893	334,518

Total revenues	3,616,905	9,860,012	334,518
Costs and expenses:
Costs relating to license revenue	1,161,612	1,508,372	—
Amortization of license agreements	222,536	297,535	97,540
Research and development	8,057,671	6,132,283	5,103,272
General and administrative (including related party transactions of approximately $554,000, $775,000 and $618,000 in 2000, 2001 and 2002, respectively)	3,160,489	5,446,876	7,438,215

Total costs and expenses	12,602,308	13,385,066	12,639,027

Operating loss	(8,985,403)	(3,525,054)	(12,304,509)
Interest expense	102,043	61,248	52,720
Other expense (income), net	—	552,308	(1,343,902)

Net loss	$(9,087,446)	$(4,138,610)	$(11,013,327)

Basic and diluted net loss per common share	$(0.81)	$(0.37)	$(0.88)
Weighted-average number of common shares outstanding	11,181,426	11,282,090	12,513,750

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock $.01 Par Value		Common Stock Issuable		Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Notes Receivable	Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	11,261,268	$112,613	—	—	$81,556,261	$(47,414,486)	$472,610	$(2,288,733)	$(1,335,559)	$31,102,706
Unrealized loss from available-for-sale security	—	—	—	—	—	—	(1,451,262)	—	—	(1,451,262)
Foreign currency translation adjustment	—	—	—	—	—	—	5,862	—	—	5,862
Net loss	—	—	—	—	—	(9,087,446)	—	—	—	(9,087,446)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,532,846)
Issuance of Common Stock upon exercise of options and warrants	105,716	1,057	42,000	$369,656	1,307,352	—	—	(1,320,623)	—	357,442
Issuance of Common Stock upon exercise of stock appreciation rights	6,609	66	—	—	148,634	—	—	—	—	148,700
Accrued stock appreciation rights	—	—	—	—	(385,106)	—	—	—	—	(385,106)
Options issued for services provided by non-employees	—	—	—	—	(642,616)	—	—	—	1,098,070	455,454

Balance at December 31, 2000	11,373,593	113,736	42,000	369,656	81,984,525	(56,501,932)	(972,790)	(3,609,356)	(237,489)	21,146,350
Realized loss from available-for-sale security	—	—	—	—	—	—	1,451,262	—	—	1,451,262
Foreign currency translation adjustment	—	—	—	—	—	—	(17,483)	—	—	(17,483)
Net loss	—	—	—	—	—	(4,138,610)	—	—	—	(4,138,610)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,704,831)
Issuance of Common Stock upon exercise of options and warrants	58,500	585	(42,000)	(369,656)	474,672	—	—	(105,601)	—	—
Cancellation of notes receivable	—	—	—	—	(139,237)	—	—	139,237	—	—
Interest on notes receivable	—	—	—	—	189,149	—	—	(189,149)	—	—
Options issued for services provided by non-employees	—	—	—	—	(123,937)	—	—	—	202,084	78,147

Balance at December 31, 2001	11,432,093	114,321	—	—	82,385,172	(60,640,542)	460,989	(3,764,869)	(35,405)	18,519,666
Unrealized loss from available-for-sale securities	—	—	—	—	—	—	(86,298)	—	—	(86,298)
Foreign currency translation adjustment	—	—	—	—	—	—	262,947	—	—	262,947
Net loss	—	—	—	—	—	(11,013,327)	—	—	—	(11,013,327)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,836,678)
Issuance of common stock	215,000	2,150	—	—	473,100	—	—	—	—	475,250
Issuance of restricted stock	1,029,571	10,296	—	—	2,810,745	—	—	—	(380,951)	2,440,090
Issuance of notes receivable	—	—	—	—	2,100	—	—	(635,946)	—	(633,846)
Interest on notes receivable	—	—	—	—	175,529	—	—	(145,346)	—	30,183
Cancellation of notes receivable	—	—	—	—	(2,359,421)	—	—	2,359,421	—	—
Options issued for services provided by non-employees	—	—	—	—	(22,659)	—	—	—	48,151	25,492

Balance at December 31, 2002	12,676,664	$126,767	—	—	$83,464,566	$(71,653,869)	$637,638	$(2,186,740)	$(368,205)	$10,020,157

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2000	2001	2002
Operating activities:
Net loss	$(9,087,446)	$(4,138,610)	$(11,013,327)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of joint venture	—	—	(1,325,000)
Loss on sale of available-for-sale securities	—	550,623	—
Depreciation	79,968	81,639	145,596
Amortization of deferred license revenue	(533,333)	(7,444,747)	—
Amortization of license agreements	222,536	235,709	97,517
Abandonment of furniture, fixtures and equipment	5,403	127,828	11,408
Compensation related to issuance of warrants, options and stock appreciation rights and restricted stock	219,048	78,147	2,940,832

Changes in operating assets and liabilities:
Accounts receivable—license agreement	9,250,000	—	—
Prepaid expenses and other assets	692,734	159,034	430,392
Accounts payable, accrued expenses and other payables	(665,665)	1,309,625	211,762

Net cash provided by (used in) operating activities	183,245	(9,040,752)	(8,500,820)

Investing activities:
Purchase of available-for-sale securities	—	—	(8,164,487)
Proceeds from sale of joint venture	—	—	2,000,000
Amount paid for license agreements	(1,217,957)	(285,471)	(267,279)
Purchase of furniture, fixtures and equipment	(636,900)	(159,105)	(14,593)
Deposits	(22,003)	—	10,450
Proceeds from sale of available-for-sale investment	—	1,449,377	—
Investment in available-for-sale securities	(2,000,000)	—	—

Net cash (used in) provided by investing activities	(3,876,860)	1,004,801	(6,435,909)

Financing activities:
Proceeds from issuance of common stock	357,442	—	—
Issuance of notes receivable and related interest	—	—	(633,863)

Net cash provided by (used in) financing activities	357,442	—	(633,863)
Effect of exchange rate on changes in cash	(48,868)	3,308	292,849

Decrease in cash and cash equivalents	(3,385,041)	(8,032,643)	(15,277,743)
Cash and cash equivalents at beginning of year	30,447,803	27,062,762	19,030,119

Cash and cash equivalents at end of year	$27,062,762	$19,030,119	$3,752,376

Supplemental Disclosure
Interest paid	$95,303	$74,067	$52,720

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements

December 31, 2002

1.    Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a biopharmaceutical company engaged principally in research and the development of products for use in the treatment of cancer. Historically, the Company’s activities were directed primarily towards products designed to complement and enhance the clinical efficacy of radiation and chemotherapy, which are the most common and traditional forms of non-surgical cancer treatment. In 2000, the Company announced its intent to focus exclusively on advancing and developing its vascular targeting agents (“VTAs”): CA4P and OXi4503.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents and available-for-sale securities. The Company places its cash, cash equivalents and available-for-sale securities with a high credit quality financial institution. At December 31, 2001 and 2002, substantially all cash, cash equivalents and available-for-sale securities were deposited with one financial institution.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.    Description of Business and Significant Accounting Policies (continued)

The following is a summary of available-for-sale securities at December 31, 2002 (in thousands):

	Cost	Gross Unrealized Gains	Estimated Fair Value
Certificates of deposit	$291	$—	$291
Corporate bonds	950	8	958
Mutual funds	6,800	29	6,829

	$8,041	$37	$8,078

Income Taxes

The Company accounts for income taxes based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred taxes are recognized using the liability method whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.

License Agreement

The present value of the amount payable under the license agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Under SFAS 142, Company management has conducted an impairment analysis of its long-lived assets and has concluded that no fair value adjustment was necessary for the year ended December 31, 2002.

Depreciation

Furniture, fixtures and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Patents and Patent Applications

The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

Foreign Currency Translation

Assets and liabilities of the subsidiary are translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period have been reported as accumulated other comprehensive income in stockholders’ equity.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.    Description of Business and Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated in accordance with the provisions of Statement of Financial Standards No. 128, Earnings Per Share, by dividing the net income (loss) per share by the weighted- average number of shares outstanding. Diluted net income (loss) per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options and restricted common shares issued by the Company were anti-dilutive and, accordingly, excluded from the calculation of weighted-average shares.

Stock-Based Compensation

The Company accounts for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002:

Assumption	2000	2001	2002
Risk-free rate	6.08%	4.23%	4.53%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of the Company’s Common Stock	.813	.632	.790
Average life	4 years	4 years	4 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and stock appreciation rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.    Description of Business and Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company’s pro forma information follows:

	Year Ended December 31,
	2000	2001	2002
Net loss as reported	$(9,087,000)	$(4,139,000)	$(11,013,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(1,013,000)	(1,361,000)	(602,000)

Pro forma net loss	(10,100,000)	(5,500,000)	(11,615,000)
Basic and diluted net loss per share:
As reported	(0.81)	(0.37)	(0.88)
Pro forma	$(0.90)	$(0.49)	$(0.93)

The weighted-average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 were $5.69, $2.33 and $1.59 per share, respectively.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale securities and accumulated foreign currency translation adjustments at December 31, 2001 and 2002.

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

Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed no further obligation exists.

The non-refundable fee received under the Research Collaboration and License Agreement with BMS was being recognized as license revenue on a straight-line basis over the term of the Research Collaboration and License Agreement with BMS. During 2001, the Research Collaboration and License agreement was terminated. All unamortized license revenue under the agreement was recognized at December 31, 2001. License revenue for the reimbursement of costs is recognized as costs are incurred.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.    Description of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard has not had a material impact on the accompanying financial statements as of December 31, 2002.

In July 2002, FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will result in any material impact on its financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. ”Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The Company does not believe that this pronouncement will have a material impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that this pronouncement will have a material impact on its financial position and results of operations.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

2.    Foreign Operations

Summary financial information for assets and liabilities at December 31, 2000, 2001 and 2002, and expenses and net (loss) income for the years then ended related to foreign operations are as follows:

	December 31,
	2000	2001	2002
Assets	$28,158,000	$17,844,000	$1,206,000
Liabilities	1,555,000	368,000	687,000
Expenses	3,799,000	3,038,000	2,371,000
Net (loss) income	$(1,791,000)	$5,950,000	$(2,422,000)

Foreign exchange gains for the years ended December 31, 2000, 2001 and 2002, were not significant.

3.    Related Party Transactions

The Company has consulting agreements with certain organizations whose principal stockholders are officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. During 2000, 2001 and 2002, the Company incurred approximately $0.4 million, $0.6 million and $0.3 million, respectively, in fees for services provided by a law firm, of which one of the members of the Board of Directors is a partner.

At December 31, 2002, the Company has approximately $1,336,000 in notes issued to directors and officers outstanding.

4.    Joint Venture Agreement

On May 17, 2000, the Company entered into a joint venture agreement with Peregrine Pharmaceuticals, Inc. (“Peregrine”) forming Arcus Therapeutics, LLC (“ARCUS”) to develop and commercialize certain technologies. Under the terms of the agreement, Peregrine and the Company supplied intellectual property and a license to use certain compounds, respectively, to the joint venture.

Based on the development success of the joint venture, the Company was required to fund up to $20.0 million for the development expenses of ARCUS. The partners on an equal basis would share any further funding of the joint venture thereafter. The Company funded approximately $0.5 million, $1.3 million and $0.1 million of the development costs in 2000, 2001 and 2002, respectively, which is included in research and development costs.

In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million in cash, which was being amortized on a straight-line basis over 5 years. The Company also purchased $2.0 million of Peregrine’s Common Stock at the then fair market value. In June 2001, the Company sold all of Peregrine’s Common Stock then held by the Company, which resulted in a loss on sale of available-for-sale securities of approximately $0.6 million.

On February 28, 2002, the Company and Peregrine signed a plan and agreement of liquidation to dissolve ARCUS. Under the terms of the agreement, Peregrine paid the Company $2.0 million and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they contributed to ARCUS.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

5.    Research Collaboration and License Agreement

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including the Company’s lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In addition, the Company recorded an accrued liability of approximately $0.5 million related to certain inventory and royalty payments negotiated with BMS. During the year ended December 31, 2001, revenues from BMS accounted for 91% or $9.0 million of total revenues. In September 2002, the Company recorded an accrued liability of $0.8 million for the in-license of certain technologies discovered by BMS.

6.    Stockholders’ Equity

Stock Option Plans

The Stock Incentive Option Plan (the “Plan”) provided for the grant of options to purchase up to 1,166,900 shares of Common Stock to any officer, director and employee of the Company upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan also provided for the issuance of stock appreciation rights (“SARs”).

Under the Plan, the exercise price determined by the Board of Directors or committee must be at least 100% of the fair market value of the Company’s Common Stock as of the date of the grant. Upon termination of employment, any granted option, vested or unvested, shall, to the extent not previously exercised, terminate except under certain conditions as outlined in the Plan. The options granted under the Plan are generally exercisable at specific dates over a ten-year period.

Under the OXiGENE 1996 Stock Incentive Plan (the “1996 Plan”) certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of Common Stock of the Company. Under the terms of the 1996 Plan, “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, “nonqualified stock options” (“NQSOs”) and SARs may be granted. A maximum of 1,500,000 shares may be the subject of ISOs, NQSOs and SARs under the 1996 Plan.

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

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company’s common stock. A total of 1,109,571 options were subsequently cancelled. Under the Compensation Award Stock Program adopted in 2002, a total of 821,030

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

6.    Stockholder’s Equity (continued)

shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of $2.9 million, of which $2.3 million was recognized in the first quarter of 2002 and $0.6 million will be recognized over three years through 2004.

Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arose from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory note accrued interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. In 2002, $603,662 in loans were issued. Approximately $586,000 in loans are due from directors and officers of the Company.

In 2000, 2001 and 2002, the Company recorded stock-based compensation expense of approximately $500,000, $100,000 and $25,000, respectively, in connection with options issued to non-employees.

Stock Appreciation Rights

Stock appreciation rights or SARs, granted to employees pursuant to the amended and restated Stock Incentive Option Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of SARs exercised. These SARs vest ratably over three years and are exercisable for ten years.

The Company recognizes expense for financial reporting purposes when the market value of the Common Stock exceeds the exercise price of the SARs. The expense is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of Common Stock of the Company, the charge related to unexercised stock appreciation rights is credited to additional paid-in capital. At December 31, 2002, there was no cumulative effect on additional paid-in capital for SARs.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

6.    Stockholder’s Equity (continued)

Options and Warrants

The following is a summary of the Company’s stock option, warrant and stock appreciation right activity:

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights	Warrants
Balance at December 31, 1999	1,090,656	128,482	45,612	—
Granted	313,130	—	—	10,764
Exercised	(136,952)	—	(10,000)	(10,764)
Canceled	(100,000)	—	—	—

Balance at December 31, 2000	1,166,834	128,482	35,612	—
Granted	248,750	—	—	—
Exercised	(16,500)	—	—	—
Canceled	(100,200)	—	(10,512)	—

Balance at December 31, 2001	1,298,884	128,482	25,100	—
Granted	414,125	—	—	—
Exercised	(11,533)	—	—	—
Canceled	(1,134,542)	(128,482)	—	—

Balance at December 31, 2002	566,934	—	25,100	—

Weighted-Average Exercise Price of Stock Options, Warrants and  Stock Appreciation Rights

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights	Warrants
Balance at December 31, 1999	$10.95	$9.48	$7.26	—
Granted	9.26	—	—	$13.41
Exercised	10.03	—	7.63	13.41
Canceled	28.81	—	—	—
Balance at December 31, 2000	9.07	9.48	7.16	—
Granted	4.72	—	—	—
Exercised	6.40	—	—	—
Canceled	11.19	—	6.00	—
Balance at December 31, 2001	8.11	9.48	7.51	—
Granted	2.62	—	—	—
Exercised	2.66	—	—	—
Canceled	8.84	9.48	—	—
Balance at December 31, 2002	$3.14	$—	$7.51	$—

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

6.    Stockholder’s Equity (continued)

Stock Options and Stock Appreciation Rights Exercisable

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights
December 31, 2000:
Exercisable	718,715	128,482	35,612
Weighted-average exercise price	$8.95	$9.48	$7.16
December 31, 2001:
Exercisable	809,965	128,482	25,100
Weighted-average exercise price	$8.20	$9.48	$7.51
December 31, 2002:
Exercisable	194,310	—	25,100
Weighted-average exercise price	$3.96	—	$7.51

There were no warrants outstanding at December 31, 2000, 2001 and 2002.

Stock Options and Stock Appreciation Rights Outstanding

	Non-qualified Stock Options	Non-qualified Stock Options	Stock Appreciation Rights
December 31, 2002:
Exercise prices ranging from $1.10 per share to $8.25 per share:	$1.10 to $4.00	$4.01 to $8.25	$7.25 to $7.63
Outstanding	466,500	123,500	25,100
Weighted-average exercise price—outstanding	$2.59	$5.21	$7.51
Weighted-average remaining contractual life	9.02 years	8.20 years	1.40 years
Exercisable	82,360	111,950	25,100
Weighted-average exercise price—exercisable	$2.29	$5.16	$7.51

Notes Receivable

During 2000, 2001 and 2002, certain stock options were exercised with the presentation of nonrecourse promissory notes to the Company. The interest rate on the nonrecourse promissory notes is 5.6% with maturity terms of one to three years. Approximately $750,000 of these notes were issued to a director of the Company and become due on various dates from 2003 through 2006.

Common Stock Reserved for Issuance

As of December 31, 2002, the Company has reserved approximately 2,885,491 shares of its Common Stock for issuance in connection with stock options and stock appreciation rights.

7.    Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards of approximately $91.2 million for U.S. and foreign income tax purposes, approximately $50.9 million of which will be expiring for U.S. purposes through 2022. Due to the degree of uncertainty related to the ultimate use of these loss carryforwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

7.    Income Taxes (continued)

carryforwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Components of the Company’s deferred tax asset at December 31, 2001 and 2002 are as follows:

	2001	2002
Net operating loss carryforwards	$32,932,000	$37,077,000
Compensatory stock options, warrants and stock appreciation rights	1,078,000	1,088,000

Total deferred tax asset	34,010,000	38,165,270
Valuation allowance	(34,010,000)	(38,165,270)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $6.9 million and approximately $4.2 million for the years ended December 31, 2001 and 2002, respectively, due primarily to the increase in net operating loss carryforwards.

8.    Commitments and Contingencies

Leases

The Company leases facilities in Watertown, Massachusetts. Rent expense for each of the years ended December 31, 2000, 2001 and 2002 was approximately $0.3 million.

The minimum annual rent commitment for the above lease is as follows:

2003	294,000
2004	294,000
2005	306,000
2006	306,000
2007	306,000
Thereafter	896,000

$2,402,000

License Agreements

On August 2, 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company paid an initial license fee of approximately $0.2 million and is required to pay additional license fees in ten equal semi-annual installments of approximately $0.2 million through June 1, 2004. The license agreement and the related obligation have been recorded at the present value of the amount payable using an effective rate of 8.7%. The Company also is required to pay royalties on future net sales of products associated with these patent rights.

Under another patent license agreement the Company will pay royalties, as defined, based on revenues received by the Company from the sale of specified products. This license expires in October 2011 and the product has not yet been commercially developed.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

8.    Commitments and Contingencies (continued)

On April 14, 2000, the Company entered into an agreement to license certain technology to a pharmaceutical company. The agreement entitles the Company to share proceeds under subsequent sublicensing and receive royalties, as defined. Under the licensing agreement, the Company is obligated to pay 50% of development costs up to $0.2 million. On June 30, 2001, the Company sold its interest in and discharged all liabilities and obligations arising from this license agreement to CampaMed LLC.

On February 27, 2001, the Company entered into a Clinical Development Master Service Agreement for services related to Phase I clinical trials of CA4P. As consideration for these services, the Company provided advance funding of $135,000 as of December 31, 2002. The Company has committed to pay for all services rendered under the agreement until it is complete.

In September 2001, the Company entered into a Materials-Cooperative Research and Development Agreement with the National Eye Institute, a division of the National Institutes of Health. The Company will fund the costs of a related study with an estimated budget of $88,000. The Company has accrued for such costs as research and development expenses as of December 31, 2002.

Litigation

From time to time, the Company may be a party to actions and claims arising from the normal course of its business. The Company will vigorously defend actions and claims against it. There are no material suits or claims pending or, to the best of the Company’s knowledge, threatened against the Company.

9.    Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:

	Three months ended,
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Licensing revenue	$757,000	$491,000	$454,000	$7,251,000
Investment income	352,000	166,000	123,000	265,000

Total revenues	1,109,000	657,000	577,000	7,516,000
Costs relating to licensing revenue	624,000	358,000	320,000	206,000
Net income (loss)	(2,143,000)	(3,739,000)	(2,040,000)	3,783,000
Basic and diluted net income (loss) per share	$(0.19)	$(0.33)	$(0.18)	$0.33

	Three months ended,
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Investment income	$79,000	$71,000	$73,000	$111,000

Total revenues	79,000	71,000	73,000	111,000
Net loss	(4,171,000)	(2,740,000)	(1,664,000)	(2,437,000)
Basic and diluted net loss per share	$(0.35)	$(0.23)	$(0.14)	$(0.19)