Form 10-K/A
period 2002-12-31
OXIGENE INC
filed 2003-04-30
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Amendment to the Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

This Amendment No. 1 to the Annual Report on Form 10-K for OXiGENE, Inc. is being filed to add the information required to be disclosed in Items 10 to 13 of Part III and to file Exhibit 99.6 hereto.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors.

Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

JOEL-TOMAS CITRON
Age:	40
Director Since:	2000; Chairman of the Board since December 2001
Principal Occupation:	Mr. Citron is President and Chief Executive Officer of Jovian Holdings Inc.
Business Experience:

Mr. Citron has served as President and Chief Executive Officer of Jovian Holdings Inc. since 2002. Mr. Citron has served as the Chairman of Proflowers, Inc., a San Diego-based company since 2001. From 1998 to 2001 he was President and Chief Executive Officer of Miami-based MasTec, Inc. Mr. Citron served as Chairman of the Board and President of Proventus Inc., and was a Senior Executive of Proventus AB, a large international investment company based in Stockholm, Sweden, from 1992 to 1998.

Other Directorships:	Chairman of Proflowers, Inc. (private)
FREDERICK W. DRISCOLL
Age:	52
Director Since:	2002
Principal Occupation:

Mr. Driscoll replaced Dr. Nordenvall as our President and Chief Executive Officer upon Dr. Nordenvall’s resignation effective June 11, 2002. Prior to that, Mr. Driscoll served as President of Finance and Operations since 2000.

Business Experience:

Prior to joining us, from 1996 to 2000, Mr. Driscoll worked at Collagenesis Corporation, most recently as Senior Vice President of Finance and Operations. From 1974 to April 1996, he served in various senior management positions at Instrumentation Laboratory.

Other Directorships:	Neurofibromatosis, Inc. (private)
GERALD A. EPPNER
Age:	64
Director Since:	1997
Principal Occupation:	Mr. Eppner is a Partner at Cadwalader, Wickersham & Taft, a New York law firm.

Business Experience:

Mr. Eppner has experience in domestic and international corporate and securities law matters. Mr. Eppner has been in private practice in New York City since 1996. For more than five years prior to 1996, Mr. Eppner was an employee of certain agencies and departments of the United States government.

Other Directorships:	None
ARTHUR B. LAFFER, PH. D.
Age:	62
Director Since:	1998
Principal Occupation:

Dr. Laffer has been the Chairman and Chief Executive Officer of Laffer Associates, an economic research and financial consulting firm since 1979. Dr. Laffer is also a co-founder, Chairman and Chief Executive Officer of Laffer Advisers, Inc., a broker dealer since 1981, and a co-founder, Chairman and Chief Executive Officer of Laffer Investments, an institutional money management firm since 1999.

Business Experience:

Dr. Laffer is a founding member of the Congressional Policy Advisory Board, a group selected to shape economic policies in the One Hundred Fifth Congress. From 1980 to 1988, Dr. Laffer was a member of President Ronald Reagan’s Economic Policy Advisory Board. Dr. Laffer was a member of the Policy Committee and the Board of Directors of the American Council for Capital Formation in Washington, D.C. He was a Distinguished University Professor at Pepperdine University, and a member of Pepperdine’s Board of Directors. From 1976 to 1984, Dr. Laffer was the Charles B. Thornton Professor of Business Economics at the University of Southern California. From 1970 to 1976, Dr. Laffer was an Associate Professor of Business Economics at the University of Chicago. From 1972 to 1977, Dr. Laffer was a consultant to the Secretaries of Treasury and Defense. From October 1970 to July 1972, Dr. Laffer was the First Chief Economist at the Office of Management and Budget under George Shultz, while on leave of absence from the University of Chicago.

Other Directorships:

Dr. Laffer serves on the board of directors or board of advisors of numerous public and private companies including MasTec, Inc. (public), Veolia Environmental (public) and Petco Animal Supplies (public).

BJORN NÖRDENVALL, M.D., PH.D.
Age:	51
Director Since:	1995
Principal Occupation:	Dr. Nördenvall is currently the Investment Director of the Life Science Fund at CapMan, one of the leading private equity investors in the Nordic countries.
Business Experience:

Dr. Nördenvall is a general surgeon. From March 1995 to June 2002 Dr. Nordenvall was our President and Chief Executive Officer. From 1987 to September 1996, Dr. Nordenvall was the President of Sophiahemmet AB, a Stockholm-based hospital. During 1983 and 1984, Dr. Nordenvall was the President of Carnegie Medicine AB, a biotechnology company. Dr. Nordenvall practiced surgery at Danderyd Hospital, Stockholm, from 1977 through 1985. From 1984 through 1986 Dr. Nordenvall was a consultant to Carnegie AB, a Swedish investment banking company. Dr. Nordenvall has been a consultant to Skandia Insurance Company, a Swedish insurance company, since 1984.
Other Directorships:	None
PER-OLOF SÖDERBERG
Age:	48
Director Since:	1997
Principal Occupation:	Mr. Söderberg is Chief Executive Officer of Dahl International AB, a wholesale sanitation and heating products company in Northern Europe.
Business Experience:

Mr. Söderberg holds a Masters degree from Stockholm’s School of Economics and MBA from INSEAD, France. Mr. Söderberg has over twenty years business experience, mainly with wholesale and trading companies located in Scandinavia, including: President of Dahl International for the past twelve years, a company which has grown from a local wholesaler to the leading wholesaler in its area with over 250 affiliates in Denmark, Norway, Poland, Sweden, Estonia and Finland.

Other Directorships:

RATOS, a private equity company publicly listed in Stockholm; Bergman & Beving, an industrial components trading company publicly traded in Stockholm; Martin Olsson, a food wholesaler based in Sweden; Skandia Investment Management, an insurance investment company; and a board member of the Stockholm School of Economics.

WILLIAM N. SHIEBLER
Age:	61
Director Since:	2002
Principal Occupation:	Mr. Schiebler has been the Chief Executive Officer of the Americas for Deutsche Asset Management, a member of the Deutsche Bank Group since March 2002.
Business Experience:

Mr. Shiebler serves as a director on the boards of MasTec, Inc. and Laffer Associates, and as an advisory director of Interelate, Inc., ValueBond.com and Attensity Corp. He is also on the board of trustees of Kean University. From 1990 to 2000, he was the Senior Managing Director, President and CEO of Putnam Mutual Funds at Putnam Investments in Boston. From 1978 to 1990, he was President and Chief Operating Officer of the InterCapital Division of Dean Witter Reynolds (now Morgan Stanley) in New York.

Other Directorships:	None

(b)  Identification of Executive Officers.

See Item 10(a) above for biographical information pertaining to Joel-Tomas Citron, our Chairman, and Frederick W. Driscoll, our President and Chief Executive Officer.

David (Dai) Chaplin, Ph.D., 47, was appointed Chief Scientific Officer and Head of Research and Development in July 2000. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990.

(c)  Identification of Certain Significant Employees.

Not applicable.

(d)  Family Relationships.

There are no family relationships between any director or executive officer.

(e)  Business Experience.

The business experience of each of our directors, including executive officers who also serve as our directors, is set forth in Item 10(a) – Identification of Directors in this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b) – Identification of Executive Officers of this Annual Report on Form 10-K/A.

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a) – Identification of Directors of this Annual Report on Form 10-K/A.

(f)  Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K under the Securities Act of 1933, as amended.

(g)  Promoters and Control Persons.

Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock (“Reporting Persons”) to file with the Securities and Exchange Commission and us initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other of our equity securities. For these purposes, the term “other equity securities” would include options granted under our 1996 Stock Incentive Plan. To our knowledge, based solely on a review of the forms and written representations received by us from the Reporting Persons during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Reporting Persons were properly and timely satisfied, except that reports on Form 5, each covering one transaction during 2002, were filed late by Messrs. Caruthers, Driscoll, Laffer, Nordenvall, Citron and Chaplin, and one report on Form 4, covering one transaction, was filed late by Mr. Citron.

ITEM 11.    EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth summary information as to compensation received by our former Chief Executive Officer, our current Chief Executive Officer and each of the two other most highly compensated executive officers who received total salary and bonus of at least $100,000 during fiscal 2002 (collectively, the “named executive officers”) for services rendered to us in all capacities during the three fiscal years ended December 31, 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation ($)(a)		Restricted Stock Awards ($)		Securities Underlying Options/ SARs(#)		All Other Compensation ($)(b)
Björn Nordenvall, Ph.D. Former President and Chief Executive Officer	2002 2001 2000	335,577 318,602 300,000	(1) (1) (1)	928,193	95,637	(2)			30,000 55,000 40,000	(3)

Frederick W. Driscoll President and Chief Executive Officer	2002 2001 2000	250,000 250,000 41,827	(4)				42,000	(5)	100,000 40,000 40,000

David Chaplin, Ph.D. Chief Scientific Officer and Head of Research and Development	2002 2001 2000	280,000 271,885 150,000	(6) (6) (6)	25,000 25,000			47,250	(7)	100,000 45,000 45,000		9,750

Scott Young Vice President of Clinical & Regulatory	2002 2001 2000	150,000 123,000 110,000					21,000	(8)	12,000

(a)	Other Annual Compensation for Dr. Nordenvall consisted of amounts paid by us for housing and related expenses, for lease of a car and related costs and amounts paid for relocation during fiscal 2001 and 2002.
(b)	All Other Compensation for Dr. Chaplin consisted of $9,750 in expenses for tax advice obtained by us on Dr. Chaplin’s behalf and for his benefit.
(1)	Dr. Nordenvall resigned as President and Chief Executive Officer on June 11, 2002. Includes consulting fees for 2002 of $75,000, 2001 of $91,988 and 2000 of $75,000. These consulting fees were paid to B. Omentum Consulting AB, a company organized under the laws of Sweden of which Dr. Nordenvall’s family is the sole shareholder. See “Certain Relationships and Related Transactions.”
(2)	Represents the aggregate value of 345,053 shares on the February 2, 2002 grant date. On February 2, 2002, Dr. Nordenvall tendered to us for cancellation a total of 345,053 options granted to him. In exchange for these options, Dr. Nordenvall received 345,053 shares of common stock under our Compensation Award Stock Program. See “Compensation of Directors.”
(3)	Comprised of 40,000 options that were exercised in 2000 for 40,000 shares of common stock. At the election of Dr. Nordenvall, these shares were subsequently forfeited and cancelled.
(4)	Mr. Driscoll began employment with us in October 2000.
(5)	Represents the aggregate value of 40,000 shares as of December 31, 2002. On February 2, 2002, Mr. Driscoll tendered to us for cancellation a total of 40,000 options granted to him. In exchange for these options, Mr. Driscoll received 40,000 shares of restricted common stock under our Restricted Stock Program. The shares vest in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005 so long as Mr. Driscoll is employed by us.
(6)	Includes consulting fees of $120,000 in 2002, $120,000 in 2001 and $80,000 in 2000. Dr. Chaplin began employment with us in July 2000.
(7)	Represents the aggregate value of 45,000 shares as of December 31, 2002. On February 2, 2002, Dr. Chaplin tendered to us for cancellation a total of 45,000 options granted to him. In exchange for these options, Dr. Chaplin received 45,000 shares of restricted common stock under our Restricted Stock Program. The shares vest in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005 so long as

Dr. Chaplin is employed by us.
(8)	Represents the aggregate value of 20,000 shares as of December 31, 2002. On February 2, 2002, Mr. Young tendered to us for cancellation a total of 20,000 options granted to him. In exchange for these options, Mr. Young received 20,000 shares of restricted common stock under our Restricted Stock Program. The shares vest in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005 so long as Mr. Young is employed by us.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock options granted to each of the named executive officers during fiscal 2002.

	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name					5%	10%
Björn Nordenvall	30,000	7.76%	$1.85	04/23/2012	$34,965	$88,245
Frederick W. Driscoll	100,000	25.87%	$2.24	03/15/2012	$141,120	$356,160
David Chaplin	100,000	25.87%	$2.24	03/15/2012	$141,120	$356,160
Scott Young	—	—	$—	—	$—	—

(1)	The options were granted pursuant to our 1996 Stock Plan, as amended. The options granted to the named executive officers are non-qualified stock options and vest one year from the date of grant or earlier in connection with a change in control.
(2)	The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the optionee’s continued employment through the option period and the date on which the options are exercised.

OPTION EXERCISES AND HOLDINGS AS OF DECEMBER 31, 2002

The following table sets forth, as of December 31, 2002, the number of unexercised options held by each named executive officer and the value thereof.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Björn Nordenvall	—	—	85,000	0	0	0
Frederick W. Driscoll	—	—	40,000	100,000	0	0
David Chaplin	—	—	45,000	100,000	0	0
Scott Young	—	—	3,000	3,000	0	(2)

(1)	The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $1.05, the closing sale price per share of our common stock as reported in the Nasdaq National Market System on December 31, 2002.
(2)	The exercise price of the option is not to be determined until January 2004.

COMPENSATION OF DIRECTORS

Fees.    Directors receive no cash compensation for serving on the Board of Directors or committees thereof, other than reimbursement of reasonable expenses incurred in connection with meetings actually attended.

Equity Incentives.    Under the terms of the 1996 Stock Incentive Plan, non-employee directors typically receive, upon first being elected to the Board of Directors, options to purchase an aggregate of 55,000 shares. The options vest in five equal, annual, cumulative installments of 11,000 shares each.

On February 2, 2002, a total of 821,030 options to purchase common stock held by our directors were cancelled. These options had exercise prices significantly above the then-current market value of our common stock. In connection with the cancellation of these options and under our Compensation Award Stock Program, adopted January 2, 2002, a total of 536,030 shares of common stock were issued to the following directors: Joel-Tomas Citron, 30,977 shares; Gerald A. Eppner, 80,000 shares; Arthur Laffer, 80,000 shares; and Björn Nordenvall, 345,053 shares. Also in connection with the cancellation of these options and under the same program, a total of 285,000 shares of common stock were issued to the following directors, who have since left the Board of Directors: Marvin Caruthers, 80,000 shares; Michael Ionata, 85,000 shares and Ronald Pero, 120,000 shares.

EMPLOYMENT AGREEMENTS

Employment Agreement with Björn Nordenvall.    In October 1995, we entered into an employment agreement with Dr. Nordenvall. The employment agreement was amended in July 1999, and provided for a base salary of $225,000 per year. The employment agreement provided that either party may terminate the agreement on ninety days’ prior notice. We may terminate the agreement prior to the end of the term for “cause” as defined in the agreement. The employment agreement was amended in April 2002 in conjunction with Dr. Nordenvall’s separation from us, and provided for a final payment of $125,000 in 2002.

Employment Agreement with Frederick W. Driscoll.    In October 2000, we entered into an employment agreement with Mr. Driscoll. Mr. Driscoll became our President of Operations and Finance in October 2000 and was appointed President and Chief Executive Officer to replace Dr. Nordenvall upon his departure in June 2002. Pursuant to the agreement, Mr. Driscoll receives a base salary of $250,000 per year. We may terminate the agreement on six months’ prior notice and Mr. Driscoll may terminate the agreement on six months’ prior notice. We may also terminate the agreement prior to the end of the term for “cause” as defined in the agreement.

Employment Agreement with David Chaplin.    In July 2000, we entered into an employment agreement with Dr. Chaplin, our Chief Scientific Officer and Head of Research and Development. Pursuant to the agreement, Dr. Chaplin receives a base salary of $160,000 per year. Dr. Chaplin received a signing fee of $25,000 upon signing the employment agreement and another $25,000 in March 2001. We may terminate the agreement on 180 days’ prior notice and Dr. Chaplin may terminate the agreement on six months’ prior notice. We may also terminate the agreement prior to the end of the term for “cause” as defined in the agreement.

Employment Agreement with Joel-Tomas Citron.    In January 2002, we entered into an employment agreement with Mr. Citron, our Chairman of the Board. Pursuant to the agreement, Mr. Citron receives base compensation in the amount of $60,000 per year plus an additional $36,000 per year as reimbursement for the cost of medical and health insurance and secretarial services incurred by Mr. Citron. The agreement sets forth the parameters of a bonus program which bonus, if earned, is payable in shares of our common stock. The agreement has a term of two years. We may terminate the agreement prior to the end of the term for “cause” as defined in the agreement and Mr. Citron may terminate the agreement on thirty days’ prior notice.

The outstanding option agreements issued under our equity incentive plans provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Arthur B. Laffer and William N. Shiebler. No member of the Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2003, for (a) each of the named executive officers in the Summary Compensation Table of this Form 10-K/A, (b) each of our directors, and (c) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 14, 2003 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 12,676,664 shares of common stock outstanding on March 14, 2003.

Name	Number of Shares Beneficially Owned and Nature of Ownership		Percent of Class
David Chaplin	96,100	(1)	*
Joel-Tomas Citron	362,077	(2)	2.8%
Frederick W. Driscoll	82,000	(3)	*
Gerald A. Eppner	82,000		*
Arthur B. Laffer	90,140		*
Björn Nordenvall	667,553	(4)	5.2%
William N. Shiebler	40,000	(5)	*
Per-Olof Söderberg	320,530	(6)	2.5%
Scott Young	23,000	(7)	*
All directors and executive officers as a group (nine persons)	1,763,400	(8)	13.6%

*	Indicates beneficial ownership of less than one percent of our outstanding shares of common stock.
(1)	Includes 45,000 shares subject to transfer and forfeiture restrictions and 45,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(2)	Includes 175,000 shares subject to transfer restrictions and 150,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(3)	Includes 40,000 shares subject to transfer and forfeiture restrictions and 40,000 options to purchase common stock, which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(4)	Includes 345,053 shares subject to transfer and forfeiture restrictions, 85,000 options to purchase common stock, which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions, 160,500 shares held by a corporation organized under the laws of Sweden of which Dr. Nordenvall’s family is the sole stockholder and 77,000 shares held through a capital insurance placed by Dr. Nordenvall.
(5)	All shares are subject to transfer restrictions.
(6)	Includes 1,320 shares held by Mr. Söderberg’s wife and minor children and 80,000 shares subject to transfer and forfeiture restrictions.
(7)	Includes 20,000 shares subject to transfer and forfeiture restrictions and 3,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(8)	Includes 323,000 options to purchase common stock held by the directors and executive officers as a group and which are exercisable within 60 days of March 14, 2003 (May 13, 2003).

As of April 14, 2003, the following is the only entity (other than our employees as a group) known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned and Nature of Ownership	Percent Of Class
ODIN Fondene. c/o ODIN Forvaltning Box 1771, Vika, Oslo, Norway	819,995	6.6%

The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of the common stock was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2002:

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

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plans

The Plan was implemented in 1992 and amended in 1993. The Plan provides for the grant of options to purchase up to 1,166,900 shares of our common stock to any of our officers, directors and employees upon the terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors or a committee selected by the Board of Directors to administer the Plan. The Plan also provides for the issuance of stock appreciation rights (“SARs”).

Under the Plan, the exercise price determined by the Board of Directors or committee must be at least 100% of the fair market value of our common stock as of the date of the grant. Upon termination of employment, any granted option, vested or unvested, shall, to the extent not previously exercised, terminate except under certain conditions as outlined in the Plan. The options granted under the Plan are generally exercisable at specific dates over a ten-year period.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omentum Consulting Agreement.    In October 1995, we entered into a consulting agreement with B. Omentum Consulting AB, a company organized under the laws of Sweden (“Omentum”), of which the family of Dr. Björn Nordenvall, our former Vice Chairman, President and Chief Executive Officer, is the sole shareholder. Pursuant to the agreement, as amended in July, 1999, we pay Omentum consulting fees. In 2002 such consulting fees equaled $75,000.

Chaplin Consulting Agreement.    In April 2001, we entered into a consulting agreement with David Chaplin Consultants Ltd., a company organized under the laws of the United Kingdom, of which David Chaplin, our Chief Scientific Officer and Head of Research and Development, is the sole shareholder. Pursuant to the agreement, we pay David Chaplin Consultants Ltd. consulting fees. In 2002 such consulting fees equaled $120,000.

Björn Nordenvall.    Under the terms of our Compensation Award Stock Program, participants were permitted to request a loan from us, the proceeds of which are to be used to satisfy any participant tax obligations that arise from the awards. Pursuant to this program effective January 2, 2002, a loan for $428,760 was issued to Dr. Björn Nordenvall, one of our directors, evidenced by an interest-bearing promissory note. The principal amount outstanding under the promissory note accrues interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, is to be repaid in three equal installments, on January 2, 2003, January 2, 2004 and January 2, 2005, unless extended by us. We granted an extension on the first installment until January 2, 2004. Shares of common stock have been pledged to us as security for repayment of the obligations under the promissory note. As of April 30, 2003, the amount outstanding on the note was approximately $491,000.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report.

1.	Financial Statements

The financial statements listed in the List of Financial Statements covered by Report of Independent Auditors, which accompanied our Report on Form 10-K filed March 31, 2003.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K, as amended.

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

14	Corporate Code of Conduct and Ethics.@@

21	Subsidiaries.@@

23	Consent of Ernst & Young LLP.@@

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefore. ++

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

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).@@

99.6	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
@@	Previously filed.

(b)  Reports on Form 8-K.

The registrant on November 14, 2002, furnished a Current Report on Form 8-K under Item 9, to disclose that in connection with the period ended September 30, 2002 the Company complied with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2003.

OXiGENE, INC.

By:	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll President and Chief Executive Officer

CERTIFICATIONS

I, Frederick W. Driscoll, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended (the “annual report”) of OXiGENE, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.6	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).