Form 10-Q
period 2003-03-31
OXIGENE INC
filed 2003-05-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 ARSENAL STREET

WATERTOWN, MA 02472

(Address of principal executive offices, including zip code)

(617) 673-7800

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2003, there were 12,676,664 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that may Affect Future Results

The disclosure and analysis by OXiGENE, Inc. (the “Company”) in this report contain “forward-looking statements.” Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to the Company’s planned future actions, the Company’s clinical trial plans, the Company’s research and development plans, the Company’s prospective products or product approvals, the Company’s beliefs with respect to the sufficiency of its cash and available-for-sale securities, the Company’s plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

Any or all of the Company’s forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s history of losses, anticipated continuing losses and uncertainty of future profitability; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company’s dependence on others for much of the clinical development of its drugs under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence, and uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

The Company will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures the Company makes in its reports to the Securities and Exchange Commission including its 10-Q, 8-K and 10-K reports. The Company’s filings list various important factors that could cause actual results to differ materially from expected results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,684	$3,752
Available-for-sale securities	8,306	8,078
Prepaid expenses and other current assets	43	40

Total current assets	10,033	11,870
Net property and equipment	449	487
License agreements, net of accumulated amortization	1,142	1,167
Deposits	74	74

Total assets	$11,698	$13,598

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$297	$290
Accrued expenses for research and development	1,300	1,167
Other accrued expenses	275	550
Other payables	1,058	1,417

Total current liabilities	2,930	3,424
License agreement payable—non-current portion	158	154
Stockholders’ equity:
Common Stock, $.01 par value, 60,000,000 shares authorized: 12,636,664 shares at March 31, 2003 and December 31, 2002 issued and outstanding	127	127
Additional paid-in capital	83,376	83,465
Accumulated deficit	(73,130)	(71,654)
Accumulated other comprehensive income	656	637
Notes receivable	(2,098)	(2,187)
Deferred compensation	(321)	(368)

Total stockholders’ equity	8,610	10,020

Total liabilities and stockholders’ equity	$11,698	$13,598

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
License revenue	$20	$—
Interest income	49	79

Total revenues	69	79
Expenses:
Amortization of license agreement	20	20
Research and development	726	1,910
General and administrative	791	3,629

Total expenses	1,537	5,559

Net loss from operations	(1,468)	(5,480)
Gain on sale of joint venture	—	1,325
Interest expense	(7)	(13)
Other expense, net	(1)	(3)

Net loss	$(1,476)	$(4,171)

Basic and diluted net loss per common share	$(0.12)	$(0.35)

Weighted average number of common shares outstanding	12,637	11,961

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating Activities:
Net loss	$(1,476)	$(4,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of joint venture	—	(1,325)
Depreciation	38	38
Disposal of property and equipment	—	2
Stock compensation expense	48	2,310
Amortization of licensing agreement	25	24
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	166
Accounts payable and accrued expenses	(500)	138

Net cash used in operating activities	(1,868)	(2,818)
Investing activities:
Purchase of available-for-sale securities	(172)	(1,691)
Proceeds from sale of investment	—	2,000
Purchase of property and equipment	—	(3)
Payments for license agreement	9	—

Net cash (used in) provided by investing activities	(163)	306
Effect of exchange rate on changes in cash	(37)	7

Net decrease in cash and cash equivalents	(2,068)	(2,505)
Cash and cash equivalents at beginning of period	3,752	19,030

Cash and cash equivalents at end of period	$1,684	$16,525

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended March 31, 2002 to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2002, which can be found at www.oxigene.com.

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

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash is invested in corporate and U.S. Government debt securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. Interest and dividends on securities classified as available-for-sale are included in interest income.

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options issued by the Company were antidilutive and, accordingly, excluded from the calculation of weighted-average shares for diluted loss per share.

Stock-based Compensation

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation cost is included in net loss, as all options granted during periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following tables present the effect on net loss and net loss per share as if compensation cost for the Company’s stock had been determined consistent with SFAS No. 123:

	March 31, 2003	March 31, 2002
	(all amounts in thousands, except per share data)
Net loss as reported	$(1,476)	$(4,171)
Less stock-based compensation expense determined under the fair value method for all stock options, net of related income tax benefit	(94)	(79)

Pro forma net loss	$(1,570)	$(4,240)

Basic and diluted loss per share:
Basic and diluted loss per share, as reported	$(0.12)	$(0.35)
Basic and diluted loss per share, pro forma	$(0.13)	$(0.36)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued in during 2001 and 2002. There were no options issued during the quarter ended March 31, 2003.

	2002	2001
Risk free interest rate	4.53%	4.23%
Expected life	4 years	4 years
Expected volatility	.790	.632
Dividend yield	0.00%	0.00%
Fair value	$1.59	$2.33

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale securities of approximately $93,000 and approximately $37,000 at March 31, 2003 and December 31, 2002, respectively. Accumulated foreign currency translation adjustment gain of approximately $563,000 and approximately $600,000 was reported at March 31, 2003 and December 31, 2002, respectively.

2.	Stockholders’ Equity

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the then current market value of the Company’s Common Stock. A total of 1,109,571 options were subsequently cancelled. Under the Compensation Award Stock Program, a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million will be recognized over three years through 2004.

Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arose from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory notes will accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. Approximately $600,000 in loans have been issued as evidenced by interest-bearing promissory notes of which approximately $472,000 in loans are due from directors and officers of the Company and $128,000 from employees and outside consultants.

The market value of the Company’s Common Stock at March 31, 2003 was lower than the exercise price of previously issued Stock Appreciation Rights (“SARs”). SARs granted to employees pursuant to the Stock Incentive Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of SARs exercised. These SARs vest ratably over three years and are exercisable for ten years. Accordingly, there was no financial reporting impact for the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company recorded stock-based compensation expense of approximately $48,000 in connection with options issued to non-employees in the prior years.

3.	Subsequent Event

On April 10, 2003 the Company entered into a settlement agreement with a related party for payment of a liability of $193,000 for legal services that were rendered. Approximately $193,000 related to this liability was accrued and expensed during the year ended December 31, 2002 and subsequently reduced to approximately $100,000 in the first quarter of 2003. In complete satisfaction and settlement of this liability the related party agreed to receive a cash payment of $50,000, and shares of the Company’s common stock with an estimated fair value of $50,000 at the time of issuance (the “Settlement Shares”). The Settlement Shares have not yet been issued. Additionally, the Company will issue a promissory note to such related party, in an amount payable based on the difference between the fair market value of the Settlement Shares on December 31, 2003 and $50,000. The promissory note will be cancelled on December 31, 2003 after payment by the Company, if applicable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and 2002 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”), The Vascular Targeting Company®, is a biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer. The Company’s efforts are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents (“VTAs” or “VTA”). These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular wet age-related macular degeneration and diabetic retinopathy. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

The Company’s primary technology is based on Combretastatins. Combretastatins are a family of proprietary small molecule anti-tumor VTAs that attack the existing blood vessels which have recently formed within, and to some extent the blood vessels leading to, a tumor, thereby rapidly starving large regions of a tumor of the oxygen and nutrients required to survive and grow. Blood vessels in normal tissue that are mature are much more resistant to the action of Combretastatin. OXiGENE’s lead Combretastatin compound, CA4P, targets the inner areas of the tumor, which are believed to be resistant to conventional cancer therapies such as chemotherapy and radiation as well as emerging antibody and protein based therapeutics. The Company is actively developing its next-generation Combretastatin-based product, OXi4503, that not only targets the blood vessels at the central core of the tumor but also appears to affect the vessels and tumor cells at the periphery. Currently, OXiGENE has, in various stages of pre-clinical and clinical development, other therapeutic product candidates.

VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents because they directly target the blood vessels already formed in tumors. Products that are developed as anti-angiogenesis agents attempt to prevent the formation of new tumor blood vessels as opposed to attacking existing blood vessels that are already present in a tumor. The Company believes that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, Combretastatin-based CA4P rapidly shuts down blood flow to larger regions of the tumor resulting in extensive tumor cell death. Moreover, because it targets the regions of the tumor believed resistant to many other treatments, it has the potential to enhance the effectiveness of currently available cancer therapies.

The Company also has an active discovery program for its next generation of VTA compounds. OXi4503, a compound from the Combretastatin family, has advanced into animal toxicology testing and is targeted to enter into clinical trials in early 2004. Pre-clinical research with OXi4503 suggests that it not only shuts down blood flow to the central core of the tumor much like CA4P, but it is then metabolized into a compound which selectively kills the remaining tumor cells at the periphery of the tumor. Another recent addition to the Company’s pipeline of next generation VTAs is OXi6197, which was discovered by researchers at Baylor University. As part of the collaboration with Baylor University, OXiGENE retains the exclusive rights to OXi6197 and most recently it has been accepted by the National Cancer Institute (NCI) for the funding of various in vitro and in vivo experiments. The Company’s latest drug candidate, OXi8007, has shown promising early results as a next generation VTA through in vitro and in vivo experiments.

The Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations.

The Company’s failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would have a material adverse effect on its business, financial condition and results of operations. Substantial revenue from royalties or other revenue generated for the Company from commercial sales of the Company’s potential products are not expected for several years, if at all.

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including OXiGENE’s lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research

Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the termination of the above stated agreement. The Company may incur future liability to BMS upon the in-license of certain technologies related to the agreement. In February of 2002, the Company and BMS finalized a termination agreement setting forth the two companies’ agreement with respect to the termination.

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

In October 2002, the Company announced the signing of a funded research agreement with the Foundation for Fighting Blindness (the “FFB”). The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, which is conditioned upon certain regulatory and institutional review board approvals, the FFB has agreed to fund a physician-sponsored Phase I/II human clinical trial. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet age-related macular degeneration and its potential for continued clinical trials. The Company has announced its intention to license CA4P for this field of use, for which this study could provide meaningful information.

The Company has generated a cumulative net loss of approximately $73.1 million for the period from its inception through March 31, 2003. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the agreement with BMS, the Company had no material licensing revenues or other fee income. The Company will continue to have no material amount of revenues or fee income due to the termination of the BMS agreement, unless the Company enters into another arrangement providing licensing or fee revenue. As of March 31, 2003, the Company had no long-term debt or loans payable.

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

For the three months ended March 31, 2003 and 2002, the Company had interest income of approximately $49,000 and approximately $79,000, respectively. The decrease in interest income is primarily due to the Company’s overall cash position decreasing as well as declining interest rates and returns on investments throughout the first quarter of 2003. For the three months ended March 31, 2003 the Company reported $20,000 in license revenue and no license revenue for the three-month period ended March 31, 2002. The minor increase is due to third party royalty payments related to sales of the Nicoplex compound received in February 2003. The Company does not expect to generate a notable amount of revenue or fee income unless it enters into a major licensing arrangement.

Expenses

Total operating expenses for the three months ended March 31, 2003 and 2002 amounted to approximately $1.5 million and $5.6 million, respectively.

Research and development expenses decreased to approximately $0.7 million during the three months ended March 31, 2003 from approximately $1.9 million for the comparable 2002 period. The decrease of approximately $1.2 million was primarily attributable to the reduction of research expenses with Baylor and Lund Universities as well as costs associated with clinical trials for the discontinued compound Declopramide. Non-qualified stock options (“NQSOs”) granted to certain consultants and advisory board members during the three-month period ended March 31, 2002 resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During the three months ended March 31, 2003 and 2002, respectively, the Company recorded zero and approximately $10,000, respectively, of research and development expenses related to options issued for services provided by non-employees.

Because the market value of the Company’s Common Stock at December 31, 2002 was lower than the exercise price of previously issued SARs and there was no balance for previously recorded charges for the SARs, no expense was recorded for the three month periods ended March 31, 2003 and 2002.

General and administrative expenses for the three months ended March 31, 2003 decreased to approximately $0.8 million from $3.6 million for the comparable 2002 period. The decrease of approximately $2.8 million was primarily attributable to a one-time non-cash compensation charge associated with the Compensation Award Stock Program of approximately $2.2 million and an approximate $0.1 million recurring charge associated with the Restricted Stock Program, issued in February 2002. Absent these aggregate charges of approximately $2.3 million, general and administrative expenses decreased $0.5 million, due to reducing the number of employees offset by lower legal costs. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of March 31, 2003, the Company had an accumulated deficit of approximately $73.1 million. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash and available-for-sale securities of approximately $10.0 million at March 31, 2003, compared to approximately $11.8 million at December 31, 2002. The approximate decrease of $1.8 million was attributable to costs associated with further development of the Company’s lead compound, CA4P, the cost of which was not assumed by BMS due to the termination of the Research Collaboration and License Agreement, consulting expenses, and normal increases in monthly recurring charges.

The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized in the normal course of operations. Such decrease may be offset in whole or in part to the extent the Company enters into any new collaboration agreements that are a source of funding.

The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund and Baylor University for pre-clinical research.

The Company anticipates that its cash and cash equivalents as of March 31, 2003, should be sufficient to satisfy the Company’s projected cash requirements as of that date through approximately the fourth quarter of 2004. The Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company’s current business plan, including the planned continued clinical development of the Company’s lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations through the completion of currently ongoing clinical trials and the beginning of the FDA approval process of CA4P, its lead compound, whether or not such approval is ultimately obtained. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of CA4P; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, such as, for example, the range of indications for which any product is granted approval.

The Securities and Exchange Commission (the “SEC”) recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of March 31, 2003:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$455,000	$297,000	$158,000	$—	$—
BMS Termination Agreement	790,000	790,000	—	—	—
Executive Termination Agreement	113,000	113,000	—	—	—
Operating lease	2,321,000	294,000	608,000	649,000	770,000

Total contractual cash Obligations	$3,679,000	$1,494,000	$766,000	$649,000	$770,000

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

Revenue Recognition—The Company has entered into collaborations with a pharmaceutical company and a university. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidates, Combretastatin and Declopramide. The Company’s collaborations have generally provided for the Company’s partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

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

Patent and Acquired License Costs—The Company files applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

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

The Company evaluates it intangibles for important indicators in accordance with SFAS No. 142. The Company does not have any impairment issues at March 31, 2003.

Use of Estimates—The Company prepares financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reporting of the

Company’s assets and the Company’s liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company’s actual results, based upon the future resolution of these uncertainties, could differ from our estimates.

R&D Disclosure

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the quarter ended March 31, 2003, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of the Company’s lead compound, CA4P and its next generation compounds OXi4503 and OXi8007. For the year ended December 31, 2002, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of Declopramide, a third generation benzamide technology, the ARCUS joint venture and the next generation of VTAs.

Tax Matters

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $91.2 million for U.S. and foreign income tax purposes, of which approximately $50.9 million expires for U.S. tax purposes through 2022. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

At March 31, 2003, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objective of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, the Company follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, the Company believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was prepared.

(b) Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the three months ended March 31, 2003.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.

(Registrant)

Date: May 15, 2003

By: /s/ Frederick W. Driscoll

        Frederick W. Driscoll

        President and Chief Executive Officer

Date: May 15, 2003

By: /s/ Marc R. Heberley

        Marc R. Heberley

        Chief Accounting Officer

I, Frederick W. Driscoll, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OXiGENE, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Frederick W. Driscoll

        Frederick W. Driscoll

        President and Chief Executive Officer

I, Marc R. Heberley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OXiGENE, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Marc R. Heberley

        Marc R. Heberley

        Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).