Form 10-K/A
period 2002-12-31
OXIGENE INC
filed 2003-06-19
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 0-21990

OXiGENE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3679168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

321 Arsenal Street, Watertown, MA 02472
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

Amendment No. 2 to the Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

This Amendment No. 2 to the Annual Report on Form 10-K for OXiGENE, Inc. is being filed to reflect a change in the information required to be disclosed in Item 12 of Part III and to file Exhibits 99.5 and 99.6 hereto.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2003, for (a) each of the named executive officers in the Summary Compensation Table, (b) each of our directors, and (c) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 14, 2003 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 12,676,664 shares of common stock outstanding on March 14, 2003.

Name	Number of Shares Beneficially Owned and Nature of Ownership		Percent of Class
David Chaplin	96,100	(1)	*
Joel-Tomas Citron	362,077	(2)	2.8%
Frederick W. Driscoll	82,000	(3)	*
Gerald A. Eppner†	82,000		*
Arthur B. Laffer	90,140		*
Björn Nordenvall†	667,553	(4)	5.2%
William N. Shiebler	40,000	(5)	*
Per-Olof Söderberg	240,530	(6)	1.9%
Scott Young	23,000	(7)	*
All directors and executive officers as a group (nine persons)	1,601,400	(8)	12.3%

*	Indicates beneficial ownership of less than one percent of our outstanding shares of common stock.
†	Mr. Eppner’s and Mr. Nordenvall’s respective terms as directors ended as of the date of our recent annual meeting of stockholders, held on June 11, 2003.
(1)	Includes 45,000 shares subject to transfer and forfeiture restrictions and 45,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(2)	Includes 175,000 shares subject to transfer restrictions and 150,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(3)	Includes 40,000 shares subject to transfer and forfeiture restrictions and 40,000 options to purchase common stock, which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(4)	Includes 345,053 shares subject to transfer and forfeiture restrictions, 85,000 options to purchase common stock, which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions, 160,500 shares held by a corporation organized under the laws of Sweden of which Dr. Nordenvall’s family is the sole stockholder and 77,000 shares held through a capital insurance placed by Dr. Nordenvall.
(5)	All shares are subject to transfer restrictions.
(6)	Includes 1,320 shares held by Mr. Söderberg’s wife and minor children and 80,000 shares subject to transfer and forfeiture restrictions.
(7)	Includes 20,000 shares subject to transfer and forfeiture restrictions and 3,000 options to purchase common stock which are exercisable within 60 days of March 14, 2003 (May 13, 2003) and which are subject to transfer and forfeiture restrictions.
(8)	Includes 323,000 options to purchase common stock held by the directors and executive officers as a group and which are exercisable within 60 days of March 14, 2003 (May 13, 2003).

As of March 14, 2003, the following is the only entity (other than our employees as a group) known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned and Nature of Ownership	Percent Of Class
ODIN Fondene. c/o ODIN Forvaltning Box 1771, Vika, Oslo, Norway	819,995	6.5%

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

2.	Financial Statement Schedules

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K, as amended.

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

EXHIBIT NUMBER	DESCRIPTION

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

EXHIBIT NUMBER	DESCRIPTION

14	Corporate Code of Conduct and Ethics.@@

21	Subsidiaries.@@

23	Consent of Ernst & Young LLP.@@

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefore. ++

99.3	U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4	International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.6	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.
@@	Previously filed.

(b) Reports on Form 8-K.

The registrant on November 14, 2002, furnished a Current Report on Form 8-K under Item 9, to disclose that in connection with the period ended September 30, 2002 the Company complied with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 2003.

OXiGENE, INC.

By: /s/    Frederick W. Driscoll

            Frederick W. Driscoll

            President and

            Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.6	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.