Form 10-K/A
period 2002-12-31
OXIGENE INC
filed 2003-08-12
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 3 to Form 10-K)

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

Amendment No. 3 to the Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

This Amendment No. 3 to the Annual Report on Form 10-K for OXiGENE, Inc. is being filed solely in order to include Exhibits 10.27, 10.28, 10.29, 10.30, 10.31 and 10.32 as exhibits hereto.

PART IV

15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

1.	Financial Statements

The financial statements listed in the List of Financial Statements covered by Report of Independent Auditors, which accompanied our Report on Form 10-K filed March 31, 2003.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K, as amended.

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

EXHIBIT NUMBER	DESCRIPTION

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

EXHIBIT NUMBER	DESCRIPTION

10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.

10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.

10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.

10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.

10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.

10.32	License Agreement by and between Active and the Company dated April 23, 2002.

14	Corporate Code of Conduct and Ethics.@@

21	Subsidiaries.@@

23	Consent of Ernst & Young LLP.@@

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefore. ++

99.3	U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4	International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.
@@	Previously filed.

(b) Reports on Form 8-K.

The registrant on November 14, 2002, furnished a Current Report on Form 8-K under Item 9, to disclose that in connection with the period ended September 30, 2002 the Company complied with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2003.

OXiGENE, INC.

By: /s/    Frederick W. Driscoll

            Frederick W. Driscoll

            President and

            Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.

10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.

10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.

10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.

10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.

10.32	License Agreement by and between Active and the Company dated April 23, 2002.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).