Form 10-Q
period 2003-06-30
OXIGENE INC
filed 2003-08-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☐  No  ☒

As of August 11, 2003, there were 14,216,164 shares of the Registrant’s Common Stock issued and outstanding.

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

P ART I—FINANCIAL INFORMATION

Item 1.	Financial Stat ements—Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$11,643	$3,752
Available-for-sale securities	11,219	8,078
Prepaid expenses and other current assets	176	40

Total current assets	23,038	11,870
Net property and equipment	219	487
License agreements, net of accumulated amortization	1,118	1,167
Deposits	75	74

Total assets	$24,450	$13,598

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$312	$290
Accrued expenses for research and development	1,280	1,167
Other accrued expenses	436	550
Other payables	978	1,417

Total current liabilities	3,006	3,424
License agreement payable—non-current portion	—	154
Stockholders’ equity:
Common Stock, $.01 par value, 60,000,000 shares authorized: 13,928,557 shares at June 30, 2003 and 12,676,644 shares at December 31, 2002 issued and outstanding	140	127
Additional paid-in capital	97,604	83,465
Accumulated deficit	(74,976)	(71,654)
Accumulated other comprehensive income	659	637
Notes receivable	(1,589)	(2,187)
Deferred compensation	(394)	(368)

Total stockholders’ equity	21,444	10,020

Total liabilities and stockholders’ equity	$24,450	$13,598

See accompanying notes.

OXi GENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
License revenue	$—	$—	$20	$—

Total revenues	—	—	20	—
Expenses:
Amortization of license agreement	25	22	45	42
Research and development	397	1,196	1,123	3,106
General and administrative	1,454	1,585	2,242	5,215

Total costs and expenses	1,876	2,803	3,410	8,363

Net loss from operations	(1,876)	(2,803)	(3,390)	(8,363)
Gain on sale of joint venture	—	—	—	1,325
Interest income expense	45	71	94	151
Interest expense	(18)	(4)	(25)	(17)
Other expense, net	—	(4)	(1)	(7)

Net loss	$(1,849)	$(2,740)	$(3,322)	$(6,911)

Basic and diluted net loss per common share	$(0.15)	$(0.23)	$(0.26)	$(0.58)

Weighted average number of common shares outstanding	12,758	11,973	12,603	11,984

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(3,322)	$(6,911)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of joint venture	—	(1,325)
Stock compensation expense	224	2,371
Notes receivable – promissory notes	—	(604)
Depreciation	276	68
Disposal of property and equipment	—	11
Amortization of licensing agreement	45	49

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(136)	2,362
Accounts payable and accrued expenses	(439)	123

Net cash (used in) operating activities	(3,348)	(5,856)

Investing activities:
Purchase of available-for-sale securities	(3,410)	(4,441)
Maturities of available-for-sale securities	291	—
Proceeds from sale of investment	—	2,000
Amount paid for license agreement	(133)	—
Purchase of property and equipment	(8)	(8)
Change in other assets	(1)	(1)

Net cash (used in) investing activities	(3,261)	(2,448)

Financing activities: Proceeds from the issuance of common stock	13,898	—
Proceeds from exercises of stock options	83	—
Proceeds from payment of shareholder notes	517	—

Net cash provided by investing activities	14,498	—

Effect of exchange rate on changes in cash	2	76
Net increase (decrease) in cash and cash equivalents	7,891	(8,228)
Cash and cash equivalents at beginning of period	3,752	19,030

Cash and cash equivalents at end of period	$11,643	$10,802

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended June 30, 2002 to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2002, which can be found at www.oxigene.com.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earnings process is complete; the amounts received or receivable are not refundable irrespective of the research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.

Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Reserve from non-refundable payments received upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and no further obligation is deemed to exist.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash is invested in corporate and U.S. Government debt securities. In accordance with statement of Financial Accounting Standard No. 115 (“FAS 115”), Accounting for certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. Interest and dividends on securities classified as available-for-sale are included in interest income.

As of June 30, 2003, of its $11,218,621 of available-for-sale securities, the Company had invested $1,953,839 in corporate bonds, and $9,264,782 in money market mutual funds. In accordance with OXiGENE’s current investment policy, these investments are rated at a minimum ranking of AAA by at least one Nationally Recognized Statistical Rating Organization (NRSRO). The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category.

Accrued Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. External costs consist of fees paid to consultants and other outside providers under service contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts to perform clinical trials are accrued on a patients-treated basis consistent with the typical terms of reimbursement. Upon termination of such contracts, the Company is normally only liable for costs incurred to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any point in time.

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive and due to the Company’s net loss position for all periods presented, stock equivalents of 1,185,350 at June 30, 2003 and 611,600 at June 30, 2002 were excluded from the calculation of weighted-average shares for diluted loss per share.

Stock-based Compensation

The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, when options granted to employees have an exercise price equal to the market value of the stock on the date of grant no compensation expense is recognized. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following tables present the effect on net loss and net loss per share as if compensation cost for the Company’s stock had been determined consistent with SFAS No. 123:

If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net loss, and pro forma loss per share for the three and six months ending June 30, 2003 and 2002, would have been as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Reported net loss	$(1,849)	$(2,740)	$(3,322)	$(6,911)
Less stock-based compensation expense determined under the fair value method for all stock options, net of related income tax benefit	(72)	(138)	(167)	(217)

Pro forma net loss	$(1,921)	$(2,878)	$(3,489)	$(7,128)

Reported basic and diluted loss per share	$(0.15)	$(0.23)	$(0.26)	$(0.58)

Pro forma basic and diluted loss per share	$(0.15)	$(0.24)	$(0.27)	$(0.60)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2003 and 2002. During the quarter ended June 30, 2003, the Company issued 70,000 options to company employees and 12,000 to external consultants.

	2003	2002
Risk free interest rate	2.87%	4.53%
Expected life	4 years	4 years
Expected volatility	.790%	.790%
Dividend yield	0.00%	0.00%
Fair value	$2.80	$1.59

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

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss as reported	$(1,849)	$(2,740)	$(3,322)	$(6,911)
Unrealized gains (losses)	3	19	21	—
Foreign currency translation adjustment	5	150	5	131

Comprehensive loss	$(1,841)	$(2,571)	$(3,296)	$(6,780)

2. Stockholders’ Equity

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the then current market value of the Company’s Common Stock. Of these, a total of 1,109,571 options were subsequently cancelled. The Company replaced the cancelled options with new shares of stock issued under two restricted plans. New shares were issued under the Compensation Award Stock Program, where a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million will be recognized over three years through 2004, of which $48,000 was recognized in the three-month period ending June 30, 2003.

Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory notes will accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. Approximately $600,000 in loans had been issued as evidenced by interest-bearing promissory notes of which approximately $472,000 in loans were due from directors and officers of the Company and $128,000 from employees and outside consultants. As of June 30, 2003, directors and officers had repaid $428,000 of these notes and $23,000 had been repaid by employees and outside consultants. Approximately $25,000 in notes were cancelled along their with the respective restricted stock issuances upon related employee terminations.

The Company also has outstanding Stock Appreciation Rights (“SARs”). SARs granted to employees pursuant to the Company’s Stock Incentive Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of SARs exercised. These SARs vest ratably over three years and are exercisable for ten years. The market value of the Company’s Common Stock at June 30, 2003 was higher than the exercise price of previously issued SARs. Accordingly, $63,000 in compensation expense was reported for the three and six months ended June 30, 2003.

During the three and six months ended June 30, 2003, the Company recognized stock-based compensation expense of approximately $113,000 in connection with options issued to non-employees in prior years.

On June 9, 2003 the Company completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10.00 per share and two-year warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share. The Company received $13,883,259 net of agent concessions and fees. In addition, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares at $12 per share. These warrants, along with the warrants sold to the investors in the offering, were valued at $2,103,750 and $1,384,500, respectively, using the Black-Scholes option-pricing model.

3. Subsequent Events

As part of its continuing efforts to minimize operating costs, on July 10, 2003 the Company entered into a sublease agreement to sublet its 9,980 square feet of office space at 321 Arsenal Street in Watertown, Massachusetts. The sublease will commence on September 1, 2003 and has a term of five years. The sublease rental income will be $149,700 in the first year, $164,670 in the second year, $209,580 in the third and fourth years and $214,570 in the fifth year. The Company will continue to be obligated for the original lease for the Watertown office location. Over the next five years the Company will pay $294,410 per year in the first and second years, and $324,350 per year in the third through fifth years. At the commencement of the lease, the Company will record a loss in the amount of $613,770 relating to the difference between the amount owed to the original lessor and the sublease income over the five-year term.

The Company has entered into a new lease agreement to occupy 4,000 square feet of office space in Waltham, Massachusetts that will commence on September 1, 2003 with a term of five years. Lease payments will amount to $90,240 in the first year and $98,000, $102,000, $106,000 and $110,000 for the second, third, fourth and fifth years, respectively.

On a net basis over the five-year term, the Company will reduce its net rent expense by $441,860 as a result of the sublet of the larger 9,980 square foot Watertown office and moving its headquarters to the smaller 4,000 square foot Waltham office. Approximately $203,000 of accelerated depreciation expense on leasehold improvements to be abandoned was taken for the quarter ended June 30, 2003 and an additional depreciation charge of $177,000 will be taken for the quarter ending September 30, 2003.

On April 10, 2003 the Company entered into a settlement agreement with a formerly related party for payment of $193,000 for legal services rendered. In complete satisfaction and settlement of this liability, the formerly related party agreed to receive a cash payment of $50,000 and common stock with an estimated fair value of $50,000 at the time of issuance. Approximately $100,000 related to this liability was accrued and expensed during the year ended December 31, 2002. On July 23, 2003, the formerly related party agreed to accept $50,000 in cash in lieu of the original $50,000 stock issuance in full settlement of the liability.

4. New Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that it is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Enitites.” This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. FIN 46 will most significantly impact areas other than real estate, matters such as Collateralized Debt Obligations and Receivable Securitizations. The pronouncement is effective for June 15, 2003 and companies must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and 2002 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company’s primary technology is based on Combretastatins. Combretastatins are a family of proprietary small molecule anti-tumor VTAs that attack the existing blood vessels which have recently formed within, and to some extent the blood vessels leading to, a tumor, thereby rapidly starving large regions of a tumor of the oxygen and nutrients required to survive and grow. Blood vessels in normal tissue that are mature are much more resistant to the action of Combretastatin. OXiGENE’s lead Combretastatin compound, CA4P, targets the inner areas of the tumor, which are believed to be resistant to conventional cancer therapies such as chemotherapy and radiation as well as emerging antibody and protein based therapeutics. The Company is actively developing its next-generation Combretastatin-based product, OXi4503,that not only targets the blood vessels at the central core of the tumor but also appears to affect the vessels and tumor cells at the periphery. Currently, OXiGENE has, in various stages of pre-clinical and clinical development, other therapeutic product candidates.

VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents, which attempt to prevent the formation of new tumor blood vessels, in that VTAs directly target the blood vessels already formed within tumors. We believe that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, VTAs rapidly shut down blood flow within tumor, thereby causing extensive tumor cell death. Moreover, because they affect the regions of the tumor believed resistant to many other treatments, they have the potential to enhance the effectiveness of currently available cancer therapies.

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

The Company’s failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would have a material adverse effect on its business, financial condition and results of operations. Substantial revenue from royalties or other revenue generated for the Company from commercial sales of the Company’s potential products are not expected for several years.

In October 2002, the Company announced the signing of a funded research agreement with the Foundation for Fighting Blindness (“FFB”). The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, which is conditioned upon certain regulatory and institutional review board approvals, the FFB has agreed to fund a physician-sponsored Phase I/II human clinical trial. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet age-related macular degeneration and its potential for continued clinical trials. The Company has announced its intention to license CA4P for this field of use, for which this study could provide meaningful information. In June 2003, the Company initiated a Phase I/II clinical trial at The Johns Hopkins University School of Medicine with patients diagnosed with wet age-related macular degeneration.

The Company has generated a cumulative net loss of approximately $75.0 million for the period from its inception through June 30, 2003. The Company’s net losses for the years ended December 31, 2000, 2001 and 2002 were $9.1 million, $4.1 million and $11.0 million, respectively. The Company’s net loss for the six-month period ended June 30, 2003 was $3.3 million. As of December 31, 2002 the Company’s accumulated net losses since inception were $71.7 million. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into the agreement with BMS, the Company had no material licensing revenues or other fee income. The Company will continue to have no material amount of revenues or fee income due to the termination of the BMS agreement, unless the Company enters into another arrangement providing licensing or fee revenue. As of June 30, 2003, the Company had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended June 30, 2003 and 2002

For the three months ended June 30, 2003 and June 30, 2002 the Company reported no license revenue. The Company is not expected to generate material revenue or fee income unless it enters into a major licensing arrangement.

Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003 and June 30, 2002 the Company reported $20,000 and no license revenue, respectively. The Company is not expected to generate material revenue or fee income unless it enters into a major licensing arrangement.

Expenses

Three Months Ended June 30, 2003 and 2002

Total operating expenses for the three months ended June 30, 2003 and 2002 amounted to approximately $1.9 million and $2.8 million, respectively.

Research and development expenses decreased to approximately $0.4 million during the three months ended June 30, 2003 from approximately $1.2 million for the comparable 2002 period. The decrease of approximately $0.8 million was primarily attributable to the reduction of research expenses with Baylor and Lund Universities as well as narrowing the Company’s focus from multiple projects conducted with various contract research organizations (“CRO”) to just one in the current year. Non-qualified stock options (“NQSOs”) granted to certain consultants and advisory board members resulted in research and development expenses relative to the fair value of the options that vested during the applicable reporting period. During the three months ended June 30, 2003 and 2002, respectively, the Company recorded approximately $0.2 million and $0.1 million, respectively, of research and development expenses related to options issued for services provided by non-employees.

General and administrative expenses for the three months ended June 30, 2003 decreased to approximately $1.5 million from $1.6 million for the comparable 2002 period. The decrease of approximately $0.1 million was primarily attributable to reducing the number of employees and lower consulting costs offset by an increase of $0.2 million in accelerated depreciation of leasehold improvements and office equipment related to the sublet of the Watertown office location and a non-cash compensation charge associated with the Compensation Award Stock Program of approximately $0.2 million. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Six Months Ended June 30, 2003 and 2002

Total operating expenses for the six months ended June 30, 2003 and 2002 amounted to approximately $3.3 million and $6.9 million, respectively.

Research and development expenses decreased to approximately $1.1 million during the six months ended June 30, 2003 from approximately $3.1 million for the comparable 2002 period. The decrease of approximately $2.0 million was primarily attributable to the reduction of $1.0 million in expense related to the BMS agreement and $0.8 million related to expenses incurred with Baylor and Lund Universities as well as a reduction of $0.2 million in expenses relating to clinical trials with the narrowing of the Company’s focus from multiple projects conducted at various contract research organizations to just one in the current year. NQSOs granted to certain consultants and advisory board members during the period ended June 30, 2002 resulted in research and development expenses based upon the fair value of the options that vested during the applicable reporting period. During each of the six-month periods ended June 30, 2003 and 2002, the Company recorded $0.2 million and approximately $0.1 million, respectively, of research and development expenses related to options issued for services provided by non-employees.

General and administrative expenses for the six months ended June 30, 2003 decreased to approximately $2.2 million from $5.2 million for the comparable 2002 period. The decrease of approximately $3.0 million was primarily attributable to a $0.5 million reduction in related work force salaries, a $0.5 million reduction in legal fees and a $2.0 million reduction in stock compensation expense. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of June 30, 2003, the Company had an accumulated deficit of approximately $75.0 million. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash, cash equivalents and available-for-sale securities of approximately $22.9 million at June 30, 2003, compared to approximately $11.8 million at December 31, 2002. The approximate increase of $11.1 million is attributable to net proceeds from a private placement investment of approximately $14 million and receipt of note payments of $0.5 million offset by $3.3 million loss from operations.

The Company anticipates that cash and cash equivalent balances will continue to decrease as cash is utilized toward advancement of its clinical trials. Such decrease may be offset in whole or in part to the extent the Company enters into any new collaboration agreements that are a source of funding.

The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes quarterly payments to the University of Lund and Baylor University for pre-clinical research.

The Company anticipates that its cash and cash equivalents as of June 30, 2003, should be sufficient to satisfy the Company’s projected cash requirements for more than 30 months. During the last 12 months, the Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company’s current business plan, including the planned continued clinical development of the Company’s lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations including the substantial advancement of currently ongoing clinical trials towards FDA approval of CA4P, its lead compound, whether or not such approval is ultimately obtained. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of CA4P; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, such as, for example, the range of indications for which any product is granted approval.

The Securities and Exchange Commission (the “SEC”) recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of June 30, 2003:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$312,000	$312,000	$—	$—	$—
BMS Termination Agreement	790,000	790,000	—	—	—
Executive Termination Agreement	75,000	75,000	—	—	—
Operating lease	3,089,000	384,000	1,249,000	759,000	697,000

Total contractual cash Obligations	$4,266,000	$1,561,000	$1,249,000	$759,000	$697,000

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

Revenue Recognition – The Company has entered into collaboration agreements. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidate, Combretastatin. The Company’s collaborations have generally provided for the Company’s partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones required to be met by the Company with respect to such revenue. In general, collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments received upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable expenses are deferred and only recognized when the related expenses have been incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed that no further obligations exist.

Patent and Acquired License Costs – The Company files applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as incurred.

The Company has capitalized the costs of acquiring licenses related to its exclusive license agreement with Arizona State University (“ASU”) for the commercial development, use and sale of products or services covered by patent rights related to Combretastatin owned by ASU. The present value of the amount payable under the license agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to these certain patent rights.

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases/conditions for which the Company is currently conducting or planning to conduct clinical trials. The net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. The Company is not aware of any impairment of this asset at June 30, 2003.

Use of Estimates – The Company prepares financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reporting of the

Company’s assets and the Company’s liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company’s actual results, based upon the future resolution of these uncertainties, could differ from our estimates.

R&D Disclosure

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the quarter ended June 30, 2003 and the year ended December 31, 2002, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of the Company’s lead compound, CA4P and its next generation compounds OXi4503 and OXi8007.

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

At June 30, 2003, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objective of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, the Company follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, the Company believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was prepared.

(b) Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

Item 2.	Changes in Securities and Use of Proceeds

On June 9, 2003 the Company completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10.00 per share. The Company received $13,883,259 net of agent concessions and fees. These investors were also issued two-year warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share. In addition, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares at $12 per share. The Company relied upon the exemption from registration set forth in Rule 506 of Regulation D under the Securities Act of 1933, as amended, in issuing these securities, due to the sophistication and the limited number of purchasers.

Item 3.	Defaults upon Senior Securities

None.

I tem 4.	Submission of Matters to a Vote of Security Holders

On June 11, 2003, the Company held its Annual Meeting of Stockholders (the “Meeting”) at the Company’s principal offices in Watertown, Massachusetts. On April 14, 2002, the record date, there were 12,676,664 shares of outstanding Common Stock of the Company that could be voted at the Meeting. A total of 9,129,867 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, Frederick W. Driscoll, Arthur B. Laffer, William N. Shiebler and Per-Olof Soderberg, were elected by plurality as follows:

	FOR	Withhold Authority
Name of Director	Number of Shares	Number of Shares
Joel-Tomas Citron	8,883,445	246,422
Frederick W. Driscoll	8,863,445	266,422
Arthur B. Laffer	8,883,445	246,422
William N. Shiebler	8,883,445	246,422
Per-Olof Soderberg	8,863,445	266,422

At the Meeting, the Company’s stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003, with 9,118,657 votes cast in favor, 7,260 against and 3,950 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

(i)	On May 9, 2003, the Company furnished a Current Report on Form 8-K including a press release under Item 9 of Form 8-K to report its financial results for the quarter ended March 31, 2003.

(ii)	On June 10, 2003, the Company filed a Current Report on Form 8-K to furnish a press release under Item 5 of Form 8-K to report it had completed a private placement of 1,500,000 shares of its common stock, $.01 par value per share, at a price of $10.00 per share, to three institutional investors, on June 10, 2003. OXiGENE also issued warrants to purchase an aggregate of 375,000 shares of its common stock, exercisable at $15.00 per share to the investors in the offering. In addition, the placement agent in the offering received warrants to purchase 150,000 shares exercisable at $12.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIGENE, INC. (Registrant)

Date: August 14, 2003	By:	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll President and Chief Executive Office

Date: August 14, 2003	By:	/s/ MARC R. HEBERLEY
Marc R. Heberley Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002