Form 10-Q/A
period 2003-06-30
OXIGENE INC
filed 2003-08-19
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

OXiGENE, INC.

Amendment No. 1 to the Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2003

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q is being filed solely to include additional disclosure in the “Comprehensive Income (Loss)” paragraph of Note 1 to the Condensed Consolidated Financial Statements.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available – for- sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss).

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss as reported	$(1,849)	$(2,740)	$(3,322)	$(6,911)
Unrealized gains (losses)	3	19	21	—
Foreign currency translation adjustment	1	150	1	131
Comprehensive loss	$(1,845)	$(2,571)	$(3,300)	$(6,780)

Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities of approximately $58,000 and approximately $37,000 and accumulated foreign currency translation adjustment gain of approximately $601,000 and approximately $600,000 at June 30, 2003 and December 31, 2002, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIGENE, INC. (Registrant)

Date: August 19, 2003	By:	/s/ FREDERICK W. DRISCOLL
Frederick W. Driscoll President and Chief Executive Office

Date: August 19, 2003	By:	/s/ MARC R. HEBERLEY
Marc R. Heberley Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002