Form 10-Q
period 2003-09-30
OXIGENE INC
filed 2003-11-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 THIRD AVENUE

WALTHAM, MA 02451

(Address of principal executive offices, including zip code)

(781) 547-5900

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

As of November 11, 2003, there were 14,305,164 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s history of losses, anticipated continuing losses and uncertainty of future profitability; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence, and uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

P ART I—FINANCIAL INFORMATION

Item 1.    Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,501	$3,752
Available-for-sale securities	17,074	8,078
Restricted cash	362	—
Prepaid expenses and other current assets	96	40

Total current assets	21,033	11,870
Net property and equipment	30	487
License agreements, net of accumulated amortization	1,093	1,167
Deposits	124	74

Total assets	$22,280	$13,598

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$309	$290
Accrued lease obligation—current portion	142	—
Accounts payable	933	1,417
Accrued expenses for research and development	1,494	1,167
Other accrued expenses	427	550

Total current liabilities	3,305	3,424
License agreement payable—non-current portion	—	154
Accrued lease obligation—non-current portion	446	—
Stockholders’ equity:
Common Stock, $.01 par value, 60,000,000 shares authorized: 14,055,057 shares at September 30, 2003 and 12,676,644 shares at December 31, 2002 issued and outstanding	141	127
Additional paid-in capital	98,128	83,465
Accumulated deficit	(78,334)	(71,654)
Accumulated other comprehensive income	553	637
Notes receivable	(1,597)	(2,187)
Deferred compensation	(362)	(368)

Total stockholders’ equity	18,529	10,020

Total liabilities and stockholders’ equity	$22,280	$13,598

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
License revenue	$—	$—	$20	$—
Total revenues	—	—	20	—
Expenses:
General and administrative	2,017	725	4,259	5,940
Research and development	1,385	994	2,508	4,101
Amortization of license agreement	24	25	69	66

Total costs and expenses	3,426	1,744	6,836	10,107

Net loss from operations	(3,426)	(1,744)	(6,816)	(10,107)
Gain on sale of joint venture	—	—	—	1,325
Interest income	78	73	172	223
Interest expense	(6)	(12)	(31)	(29)
Other income (expense), net	—	19	(1)	(10)

Net loss	$(3,354)	$(1,664)	$(6,676)	$(8,575)

Basic and diluted net loss per common share	$(0.24)	$(0.14)	$(0.53)	$(0.72)

Weighted average number of common shares outstanding	14,007	12,016	12,611	11,987

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net loss	$(6,676)	$(8,575)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	472	108
Stock compensation expense	496	2,418
Amortization of licensing agreement	70	73
Gain on sale of joint venture	—	(1,325)
Notes receivable—promissory notes	—	(604)
Disposal of property and equipment	—	11
Loss on sublease agreement	589	—

Changes in operating assets and liabilities:
Prepaid expenses, restricted cash and other current assets	(416)	384
Accounts payable and accrued expenses	(422)	281

Net cash used in operating activities	(5,887)	(7,229)

Investing activities:
Purchase of available-for-sale securities	(9,379)	(7,291)
Maturities of available-for-sale securities	291	—
Amount paid for license agreement	(136)	(150)
Purchase of property and equipment	(10)	(12)
Change in other assets	(49)	—
Proceeds from sale of investment	—	2,000

Net cash used in investing activities	(9,283)	(5,453)

Financing activities: Proceeds from the issuance of common stock	14,028	—
Proceeds from exercises of stock options	369	—
Proceeds from payment of stockholder notes	517	—
Proceeds from payment of notes receivable	4	—

Net cash provided by investing activities	14,918	—
Effect of exchange rate on changes in cash	1	127

Net decrease in cash and cash equivalents	(251)	(12,555)
Cash and cash equivalents at beginning of period	3,752	19,030

Cash and cash equivalents at end of period	$3,501	$6,475

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended September 30, 2002 to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2002, which can be found at www.oxigene.com.

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

Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Revenue from non-refundable payments received upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and no further obligation is deemed to exist.

The Company also earns revenue on royalty agreements, which is recognized when payments are received due to their uncertainty. Royalty revenue of $20,000 was recognized during the nine months ended September 30, 2003 that was earned as percentage of the sales generated from a third party selling its formerly owned Nicoplex compound.

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

In accordance with OXiGENE’s current investment policy, the Company’s investments are rated at a minimum ranking of AAA by at least one Nationally Recognized Statistical Rating Organization (NRSRO). The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category. As of September 30, 2003, available-for-sale securities are as follows:

	September 30, 2003	December 31, 2002
Mutual Funds	$11,419	$6,829
Certificates of deposit	963	291
Government bonds:
Maturing in 2008	1,008	—
Corporate bonds:
Maturing in less than 2 years	1,209	505
Maturing in 2 to 4 years	1,495	453
Maturing in greater than 4 years	980	—

Total available-for-sale securities	$17,074	$8,078

Accrued Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. External costs consist of fees paid to consultants and other outside providers under service contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts to perform clinical trials are accrued on a patients-treated basis consistent with the typical terms of reimbursement. Upon termination of such contracts, the Company is normally only liable for costs incurred to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any of the relevant times.

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 1,507,100 at September 30, 2003 and 615,100 at September 30, 2002 were excluded from the calculation of weighted-average shares for diluted loss per share.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Reported net loss	$(3,354)	$(1,664)	$(6,676)	$(8,575)
Less stock-based employee compensation expense determined under the fair value method for all stock options, net of related income tax benefit	(127)	(240)	(357)	(1,792)
Add stock-based employee compensation included in reported net loss	31	31	93	1,367

Pro forma net loss	$(3,450)	$(1,873)	$(6,940)	$(9,000)

Reported basic and diluted loss per share	$(0.24)	$(0.14)	(0.53)	$(0.72)

Pro forma basic and diluted loss per share	$(0.25)	$(0.16)	$(0.55)	$(0.75)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2003 and 2002. During the quarter ended September 30, 2003, the Company issued 2,000 options to external consultants.

	2003	2002
Risk free interest rate	2.81%	4.53%
Expected life	4 years	4 years
Expected volatility	.790%	.790%
Dividend yield	0.00%	0.00%
Fair value	$4.18	$1.59

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

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss as reported	$(3,354)	$(1,664)	$(6,676)	$(8,575)
Unrealized gains (losses)	(111)	(88)	(90)	(68)
Foreign currency translation adjustment	2	(62)	7	50

Comprehensive loss	$(3,463)	$(1,814)	$(6,759)	$(8,593)

2.    Stockholders’ Equity

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the then current market value of the Company’s Common Stock. Of these, a total of 1,109,571 options were subsequently cancelled. The Company replaced the cancelled options with new shares of stock issued under two restricted plans. New shares were issued under the Compensation Award Stock Program, where a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of approximately $2.9 million, of which approximately $2.3 million was recognized in the first quarter of 2002 and approximately $0.6 million will be recognized over three years through 2004, of which $48,000 and $48,000, $143,000 and $2,297,000 were recognized in the three-month and nine-month periods ending September 30, 2003 and 2002, respectively.

Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory notes will accrue interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant date. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. Approximately $600,000 in loans had been issued as evidenced by interest-bearing promissory notes of which approximately $472,000 in loans were due from directors and officers of the Company and $128,000 from employees and outside consultants. As of September 30, 2003, directors and officers had repaid $428,000 of these notes and $23,000 had been repaid by employees and outside consultants. Approximately $25,000 in notes were cancelled along with their respective restricted stock issuances upon related employee terminations in the second quarter of 2003.

The Company also has outstanding Stock Appreciation Rights (“SARs”). SARs granted to employees pursuant to the Company’s Stock Incentive Plan entitled the holder to receive the number of shares of Common Stock as is equal to the excess of the fair market value of one share of Common Stock on the effective date of exercise over the fair market value of one share of Common Stock on the date of grant, divided by the fair market value on the date of exercise, multiplied by the number of SARs exercised. These SARs vest ratably over three years and are exercisable for ten years. The market value of the Company’s Common Stock at September 30, 2003 was higher than the exercise price of previously issued SARs. Accordingly, $39,000 and $102,000 in compensation expense was recorded in the three and nine months ended September 30, 2003, respectively. No compensation expense was recorded during 2002. During the quarter ended September 30, 2003, 17,000 SARs were exercised, resulting in 5,314 shares being granted to the holder. At September 30, 2003, 8,100 SARs remain outstanding.

During the three and nine months ended September 30, 2003, the Company recognized stock-based compensation expense of approximately $93,000 and $206,000, respectively, in connection with options issued to non-employees.

On June 9, 2003 the Company completed a private placement with institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10.00 per share and warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share for a period of two years. The Company received proceeds of $13,883,259 net of agent commissions and fees. In addition, the placement agent in the offering was issued warrants to purchase up to an aggregate of 150,000 shares at $12 per share for a period of five years. These warrants, along with the warrants sold to the investors in the offering, were valued at $2,103,750 and $1,384,500, respectively, using the Black-Scholes option-pricing model.

3.    Leases

As part of its continuing efforts to minimize operating costs, on July 10, 2003 the Company entered into a sublease agreement to sublet its 9,980 square feet of office space at 321 Arsenal Street in Watertown, Massachusetts. The sublease commenced on September 1, 2003 and has a term of five years. The sublease rental income will be $149,700 in the first year, $164,670 in the second year, $209,580 in the third and fourth years and $214,570 in the fifth year. The Company will continue to be obligated for the original lease for the Watertown office location. Over the next five years the Company will pay rent of $294,410 per year in the first and second years, and $324,350 per year in the third through fifth years. At the commencement of the sublease, the Company recorded a loss in the amount of $613,770 relating to the difference between the amount owed to the original lessor and the sublease income over the five-year term, which is included in general and administrative expenses in the accompanying statement of operations.

On a cash flow basis over the five-year term, the Company will reduce its net rent expense by $441,860 as a result of the sublet of the larger 9,980 square foot Watertown office and moving its headquarters to a smaller 4,000 square foot Waltham office. Approximately $203,000 and $177,000 of accelerated depreciation expense on leasehold improvements to be abandoned was taken in the quarters ended June 30, 2003 and September 30, 2003, respectively.

The Company entered into a new lease agreement to occupy 4,000 square feet of office space at 230 Third Avenue in Waltham, Massachusetts that commenced on September 1, 2003 with a term of five years. Lease payments will amount to $90,240 in the first year and $98,000, $102,000, $106,000 and $110,000 for the second, third, fourth and fifth years, respectively.

4.    Subsequent Events

During the fourth quarter of 2003, the Company expects to finalize the closing of its Swedish subsidiary OXiGENE AB. The Company expects that upon such liquidation, a gain of approximately $666,000 will be realized for the elimination of the cumulative translation adjustment related to this subsidiary.

5.    New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. FIN 46 will most significantly impact areas other than real estate, matters such as Collateralized Debt Obligations and Receivable Securitizations. The pronouncement is effective as of December 15, 2003 and companies must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and 2002 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”), The Vascular Targeting Company®, is a biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer and other diseases. The Company’s efforts are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents (“VTAs” or “VTA”). These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular wet age-related macular degeneration and diabetic retinopathy. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has, in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

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

VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents, which attempt to prevent the formation of new tumor blood vessels, in that VTAs directly target the blood vessels already formed within tumors. We believe that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, VTAs rapidly shut down blood flow within tumors, thereby causing extensive tumor cell death. Moreover, because they affect the regions of the tumor believed resistant to many other treatments, they have the potential to enhance the effectiveness of currently available cancer therapies.

The Company also has an active discovery program for its next generation of VTA compounds. OXi4503, a compound from the Combretastatin family, has advanced into animal toxicology testing and is targeted to enter into clinical trials in 2004. Pre-clinical research with OXi4503 suggests that it not only shuts down blood flow to the central core of the tumor much like CA4P, but it is then metabolized into a compound which selectively kills the remaining tumor cells at the periphery of the tumor. Another addition to the Company’s pipeline of next generation VTAs is OXi6197, which was discovered by researchers at Baylor University. As part of the collaboration with Baylor University, OXiGENE retains the exclusive rights to OXi6197, which has been accepted by the National Cancer Institute (NCI) for the funding of various in vitro and in vivo experiments. The Company’s latest drug candidate, OXi8007, has shown promising early results as a next generation VTA through in vitro and in vivo experiments and has been positioned for use in ophthalmology.

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

In October 2002, the Company announced the signing of a funded research agreement with the Foundation Fighting Blindness (“FFB”). The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, which is conditioned upon certain regulatory and institutional review board approvals, the FFB has agreed to fund a physician-sponsored Phase I/II human clinical trial involving CA4P. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet age-related macular degeneration and its potential for continued clinical trials. The Company has announced its intention to license CA4P for this field of use, for which this study could provide meaningful information. In June 2003, the Company initiated a Phase I/II clinical trial of CA4P at The Johns Hopkins University School of Medicine with patients diagnosed with wet age-related macular degeneration.

The Company has generated a cumulative net loss of approximately $78.2 million for the period from its inception through September 30, 2003. The Company’s net losses for the years ended December 31, 2000, 2001 and 2002 were $9.1 million, $4.1 million and $11.0 million, respectively. The Company’s net loss for the nine-month period ended September 30, 2003 was $6.5 million. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials, planned future clinical trials, and anticipated research and development expenditures. The principal source of the Company’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. Prior to entering into an agreement with Bristol-Myers Squibb (“BMS”), the Company had no material licensing revenues or other fee income. The Company terminated the BMS agreement in 2001. The Company will continue to have no material amount of revenues or fee income unless the Company enters into another arrangement providing licensing or fee revenue. As of September 30, 2003, the Company had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended September 30, 2003 and 2002

For the three months ended September 30, 2003 and September 30, 2002 the Company reported no license revenue. The Company is not expected to generate material revenue or fee income unless it enters into a major licensing arrangement.

Nine Months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003 and September 30, 2002 the Company reported $20,000 and no license revenue, respectively. The Company is not expected to generate material revenue or fee income unless it enters into a major licensing arrangement.

Expenses

Three Months Ended September 30, 2003 and 2002

Total operating expenses for the three months ended September 30, 2003 and 2002 amounted to approximately $3.4 million and $1.7 million, respectively.

Research and development expenses increased to approximately $1.4 million during the three months ended September 30, 2003 from approximately $1.0 million for the comparable 2002 period. The increase of approximately $0.4 million was primarily attributable to start up expenses relating to the Company’s newly commenced clinical trials for CA4P and development costs associated with OXi4503.

General and administrative expenses for the three months ended September 30, 2003 increased to approximately $2.0 million from $0.7 million for the comparable 2002 period. The increase of approximately $1.3 million was primarily attributable to a one-time nonrecurring $0.6 million in expense related to the excess of the future rent obligation related to the original lessor of the Watertown office space over the rental income from the sublessor. Secondly, the Company incurred a $0.2 million one-time nonrecurring expense related to the accelerated depreciation of leasehold improvements and office equipment related to the sublet of the Watertown office location. Lastly, the Company incurred higher expenses of salary and wage costs of $0.3 million, a non-cash compensation charge of $0.2 million associated with the Compensation Award Stock Program, and a non-cash compensation charge of $0.1 million in relation to a legal settlement. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable.

Nine Months Ended September 30, 2003 and 2002

Total operating expenses for the nine months ended September 30, 2003 and 2002 amounted to approximately $6.8 million and $10.1 million, respectively.

Research and development expenses decreased to approximately $2.5 million during the nine months ended September 30, 2003 from approximately $4.1 million for the comparable 2002 period. The decrease of approximately $1.6 million was primarily attributable to the reduction of $1.0 million in expense related to the termination of the BMS agreement and $0.6 million related to expenses incurred with Baylor and Lund Universities. Non-qualified stock options granted to certain consultants and advisory board members resulted in research and development expenses based upon the fair value of the options that vested during the applicable reporting period. During each of the nine-month periods ended September 30, 2003 and 2002, the Company recorded approximately $0.2 million and none, respectively, of research and development expenses related to options issued for services provided by non-employees.

General and administrative expenses for the nine months ended September 30, 2003 decreased to approximately $4.3 million from $5.9 million for the comparable 2002 period. The decrease of approximately $1.6 million was primarily attributable to a $0.5 million reduction in related work force salaries, a $0.3 million reduction in legal fees and a $1.7 million reduction in stock compensation expense offset by $0.7 million increase in rent expense in connection with the Watertown sublease and approximately $0.1 million related to a legal settlement. In an effort to preserve cash and reduce cash flow requirements, the Company’s policy has been, and will continue to be, to minimize the number of employees and to use outside consultants to perform services for the Company to the extent practicable. The Company recorded $0.1 million and $0.1, respectively, of research and development expenses related to options issued for services provided by non-employees.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of September 30, 2003, the Company had an accumulated deficit of approximately $78.3 million. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash, cash equivalents and available-for-sale securities of approximately $20.6 million at September 30, 2003, compared to approximately $11.8 million at December 31, 2002. The approximate increase of $8.8 million is attributable to net proceeds from a private placement investment of approximately $14 million and receipt of note payments of $0.6 million offset by $5.9 million of cash used for operations.

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

The Company anticipates that its cash and cash equivalents as of September 30, 2003, should be sufficient to satisfy the Company’s projected cash requirements for nearly three years. During the last 12 months, the Company has focused and streamlined its research and development programs and has thereby reduced its projected annual cash burn rate. Management believes that these cost containment measures should make available the capital required to pursue the Company’s current business plan, including the planned continued clinical development of the Company’s lead compound, CA4P. Further, the Company believes its existing capital is sufficient to fund operations including the substantial advancement of currently ongoing clinical trials towards FDA approval of CA4P, its lead compound, whether or not such approval is ultimately obtained. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of CA4P; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the impact of competition, including the threat of technological advances and obsolescence; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, such as, for example, the range of indications for which any product is granted approval.

The Securities and Exchange Commission (the “SEC”) recommends that information about contractual obligations and commercial commitments be provided in a single location, preferably in a tabular form by due date and by expiration date. The following table presents such information as of September 30, 2003:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$309,000	$309,000	$—	$—	$—
BMS Termination Agreement	790,000	790,000	—	—	—
Executive Termination Agreement	38,000	38,000	—	—	—
Operating leases	2,752,000	404,000	857,000	856,000	635,000

Total contractual cash Obligations	$3,889,000	$1,541,000	$857,000	$856,000	$635,000

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

Revenue Recognition – The Company has entered into collaboration agreements. These agreements provided for the development, manufacturing and commercialization responsibilities related to our drug candidates. Under these arrangements, the Company administered and participated in several aspects of the remaining development of our drug candidate, CA4P. The Company’s collaborations have generally provided for the Company’s partners to make up-front payments, additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties.

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

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases/conditions for which the Company is currently conducting or planning to conduct clinical trials. The net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. The Company is not aware of any impairment of this asset at September 30, 2003.

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

R&D Disclosure

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For the three and nine month period ended September 30, 2003, however, the Company estimates that the majority of its research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of the Company’s lead compound, CA4P and its next generation compounds OXi4503 and OXi8007.

Tax Matters

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $91.2 million for U.S. and foreign income tax purposes, of which approximately $50.9 million expires for U.S. tax purposes through 2022. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

At September 30, 2003, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objective of the Investment Policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, the Company follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, the Company believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On November 5, 2003 the company settled a lawsuit with a former employee regarding issuance of restricted stock. The former employee was awarded 13,250 shares of common stock. The Company has recorded a non-cash compensation charge of $141,000 in connection with the issuance of the stock which is included in general and administrative expense on the accompanying consolidated statements of operations.

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

(b)    Reports on Form 8-K.

On August 8, 2003, the Company furnished a Current Report on Form 8-K including a press release under Item 12 of Form 8-K to report its financial results for the quarter ended June 30, 2003.

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

OXIGENE, INC. (Registrant)

Date: November 14, 2003	By:	/s/ FREDERICK W. DRISCOLL

Frederick W. Driscoll President and Chief Executive Office

Date: November 14, 2003	By:	/s/ MARC R. HEBERLEY

Marc R. Heberley, CPA Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002