Form 10-K
period 2003-12-31
OXIGENE INC
filed 2004-03-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $124,167,354.

As of March 5, 2004, the aggregate number of outstanding shares of Common Stock of the registrant was 16,849,502.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

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

i

PART I

1.	BUSINESS

INTRODUCTION

OXiGENE, Inc. (“OXiGENE” or the “Company”), The Vascular Targeting Company, is a biopharmaceutical company engaged in research into and the development of products for use in the treatment of cancer and certain ocular diseases. The Company’s efforts in oncology are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents, or VTAs. These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular age-related macular degeneration and myopic macular degeneration. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has, in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

Combretastatin. The Company’s primary technology is based on Combretastatin. Combretastatins are a family of proprietary small molecule anti-tumor VTAs that attack the existing blood vessels which have recently formed within, and to some extent the blood vessels leading to, a tumor, thereby rapidly starving large regions of a tumor of the oxygen and nutrients required to survive and grow. Blood vessels in normal tissue that are mature are much more resistant to the action of Combretastatin. OXiGENE’s lead Combretastatin compound, CA4P, targets the inner areas of the tumor, which are believed to be resistant to conventional cancer therapies such as chemotherapy and radiation, as well as emerging antibody and protein based therapeutics. The Company is actively developing its next-generation Combretastatin-based product, OXi4503, that not only targets the blood vessels at the central core of the tumor but also appears to affect the vessels and tumor cells at the periphery. Currently, OXiGENE has, in various stages of pre-clinical and clinical development, other therapeutic product candidates.

VTAs, like Combretastatin, are distinguishable from anti-angiogenesis agents because VTAs directly target the blood vessels already formed in tumors. Products that are developed as anti-angiogenesis agents attempt to prevent the formation of new tumor blood vessels as opposed to attacking existing blood vessels that are already present in a tumor. The Company believes that anti-angiogenesis products, if successful, may prevent the continued growth of tumors, but may not directly result in the death of existing cancer cells. In contrast, Combretastatin-based CA4P rapidly shuts down blood flow to larger regions of the tumor, resulting in extensive tumor cell death. Moreover, because it targets the regions of the tumor believed resistant to many other treatments, it has the potential to enhance the effectiveness of currently available cancer therapies.

Combretastatins are a family of naturally occurring, highly active substances, of which OXiGENE’s lead compound is CA4P. CA4P is an inactive synthetic derivative that becomes activated following entry into the blood stream, and then targets the tumor’s blood vessels. Studies directed at understanding how Combretastatin works shows CA4P can have dramatic effects on the shape of newly formed endothelial cells, such as those formed in malignant tumors, but less effect on quiescent endothelial cells that are found in healthy, normal tissues. For example, in vitro effects of CA4P on tubulin cytoskeleton and endothelial cell shape include rapid changes in endothelial cell shape that dramatically alter capillary blood flow and, as a result, cause an occlusion of blood vessels within tumors. The eventual result is reduction of blood flow, which is critical to tumor maintenance and growth, and consequently, a cascade of tumor cell death by nutrient and oxygen deprivation. Certain Combretastatins were discovered by Dr. George R. Pettit, Regents Professor of Chemistry at Arizona State University, or ASU. ASU has granted the Company an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Specific Combretastatins have been successfully tested in vitro and in vivo in laboratories in the United States and Europe.

CA4P

The Company’s most promising Combretastatin product, CA4P, is currently being tested in five human clinical trials in oncology, and one human clinical trial in ophthalmology, after having completed its initial three Phase I clinical trials in approximately 100 patients in the United States and the United Kingdom.

In the field of oncology, CA4P has completed a Phase Ib combination trial with the widely used chemotherapeutic drug Carboplatin at the University of Pennsylvania and has entered into a Phase I/II combination clinical trial with Carboplatin and Paclitaxel in advanced ovarian cancer at the Mount Vernon Hospital in London, United Kingdom. In addition, a Phase II single agent trial in advanced and metastatic anaplastic thyroid cancer (“ATC”) and a Phase I/II combination trial in newly diagnosed ATC are both underway at the Ireland Cancer Center at University Hospitals of Cleveland and the Josephine Ford Cancer Center in Detroit. A Phase I/II combination trial with radiotherapy in head & neck, lung and prostate cancers is being conducted at the Mount Vernon Hospital in London, United Kingdom, and a Phase Ib combination trial with a monoclonal antibody in colorectal cancer is underway at the Mount Vernon and Royal Free Hospitals in the United Kingdom.

The Company has also broadened its research efforts into the field of ophthalmology whereby CA4P has been accepted by the Foundation for Fighting Blindness (FFB), the premier eye charity in the United States, for the funding of a Phase I/II clinical trial in age-related macular degeneration (AMD) at the Wilmer Eye Institute of the Johns Hopkins School of Medicine. The Company also plans to file a new investigational drug application (“IND”) with respect to CA4P for the treatment of myopic macular degeneration (“MMD”) in 2004.

Other VTA Compounds

The Company has an active discovery program for its next generation of VTA compounds. OXi4503, a compound from the Combretastatin family, has advanced into animal toxicology testing and is targeted to enter into clinical trials in 2004. Early pre-clinical research with OXi4503 suggests that it not only shuts down blood flow to the central core of the tumor much like CA4P, but it is then metabolized into a compound which selectively kills the remaining tumor cells at the periphery of the tumor. Another addition to the Company’s pipeline of next generation VTAs is OXi6197, which was discovered by researchers at Baylor University. As part of the collaboration with Baylor University, OXiGENE retains the exclusive rights to OXi6197, which has been accepted by the National Cancer Institute (NCI) for the funding of various in vitro and in vivo experiments. Most recently, another compound discovered at Baylor University, OXi8007, has shown to exhibit vascular shutdown properties and has been positioned as a second-generation ophthalmology candidate.

The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its lead compound, CA4P, as well as to advance the pre-clinical development of its next generation VTAs, OXi4503, OXi6197 and OXi8007. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, as well as making selective additions in its in-house research, development and clinical staff. The Company plans to market its products, if and when approved, generally through strategic alliances and joint ventures with unaffiliated pharmaceutical companies. See “ – Research and Development and Collaborative Arrangements.”

The Benzamide Platform. The benzamide technology was originally developed by the Company around the inhibition of DNA repair processes. The third generation benzamide is Declopramide (formerly OXi-104). The Company licensed to Active Biotech AB of Sweden its benzamide technology rights (other than Declopramide) in November 2001. In April 2002, OXiGENE and Active entered into an additional licensing arrangement whereby Active acquired exclusive patent rights to certain anti-cancer and anti-inflammatory uses of Declopramide. The grant of this exclusive license was subject to fulfillment of certain research, clinical development and marketing obligations by Active. In January 2004, Active formally notified OXiGENE that it had discontinued all research efforts and has terminated both license agreements. OXiGENE has concluded all research and clinical development of Declopramide.

General. The Company is a Delaware corporation that was originally incorporated in the state of New York in 1988 and reincorporated in the state of Delaware in 1992. The Company has its corporate office in the United States at 230 Third Avenue, Waltham, Massachusetts 02451 (telephone: 781-547-5900; fax: 781-547-6800).

In June 2001, the Company moved its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. In September 2003, the Company relocated its corporate headquarters from Watertown, Massachusetts to Waltham, Massachusetts. On December 31, 2001, the Company closed its Stockholm, Sweden office, and effective December 2003, completed the liquidation of its wholly-owned subsidiary, OXiGENE Europe AB, in Sweden. The Company maintains a small employee and facilities base, with administrative and scientific functions, which include among other things, product development, regulatory oversight and clinical testing, being managed from its Waltham, Massachusetts headquarters. Substantial scientific activities are conducted pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally the subject of contracts with third party, specialty enterprises. References in this Annual Report to “OXiGENE” or the “Company” refer to OXiGENE, Inc. and, prior to its liquidation, the Company’s wholly-owned Swedish subsidiary OXiGENE Europe AB.

TECHNOLOGY OVERVIEW

OXiGENE’s technology platform consists of a family of VTAs, currently being evaluated both in human clinical trials as well as pre-clinical animal experiments. Anti-tumor vascular targeting is a cancer therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor VTAs attack a tumor’s life support system, a network of existing and emerging blood vessels. Based on pre-clinical studies, management believes that VTAs will be complementary to existing and emerging cancer treatments. The Company has also expanded its clinical research with respect to its lead VTA, CA4P, by advancing into ophthalmic indications.

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

Combretastatin: An Anti-Tumor Vascular Targeting Agent. Combretastatin compounds are organic small molecules found naturally in the bark of the African Bush Willow (Combretum caffrum). They were discovered and isolated over a decade ago by George R. Pettit, Ph.D. of Arizona State University. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatin. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins’ commercial rights, which OXiGENE exercised and subsequently signed a license agreement with respect to on August 2, 1999.

OXiGENE’s lead Combretastatin family therapeutic candidate, CA4P, is a completely synthetic water-soluble derivative of Combretastatin A-4. It is the lead compound in a new class of drugs of anti-tumor VTAs that can induce extensive cell death within solid tumors by selectively targeting and attacking existing tumor-specific blood vessels. The Company’s most promising Combretastatin product, CA4P, has completed its initial three Phase I clinical trials in approximately 100 patients in the United States and the United Kingdom (UK) combined. In the field of oncology, CA4P has recently completed a Phase Ib combination trial with the widely used chemotherapeutic drug Carboplatin at the University of Pennsylvania and has entered into a Phase I/II combination clinical trial with Carboplatin and Paclitaxel in advanced ovarian cancer at the Mount Vernon Hospital in London, UK. In addition, a Phase II single agent trial in regionally advanced and/or metastatic ATC and a Phase I/II combination trial in newly diagnosed ATC are both under way at the Ireland Cancer Center at University Hospitals of Cleveland and the Josephine Ford Cancer Center in Detroit. A Phase I/II combination trial with radiotherapy in head & neck, lung and prostate cancers is being conducted at the Mount Vernon Hospital in London, UK. Finally, a Phase Ib combination trial with the radiolabeled anti-CEA monoclonal antibody A5B7 in colorectal cancer is underway at the Mount Vernon and Royal Free Hospitals in the UK.

The Company has broadened its research efforts into the field of ophthalmology whereby CA4P has been accepted by the Foundation Fighting Blindness, the premier eye charity in the United States, for the funding of a Phase I/II clinical trial in age-related macular degeneration (AMD) at the Wilmer Eye Institute of the Johns Hopkins School of Medicine. The Company also plans to file an IND for the treatment of MMD in 2004.

In December 2001, the Company announced the selection of its next generation VTA, OXi4503. OXi4503 is a VTA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in a number of experimental tumor systems when administered as a single agent. While CA4P has demonstrated the ability to block blood flow to most central parts of the tumor when it is used alone, regrowth can occur in many cases from a narrow rim of tumor cells surviving at the periphery adjacent to normal tissue. Current research indicates that in addition to the effects on blood vessels penetrating the tumor, OXi4503 is metabolized to a compound, which appears to attack the surviving tumor cells and blood vessels in the tumor periphery. A Phase I dose escalating clinical trial is expected to be initiated in 2004. The Company has executed agreements with Evotec OAI Ltd. for the production of OXi4503.

In March 2003, the Company was awarded a U.S. patent covering the method of treating vascular proliferative diseases with drugs designed to seek out and destroy abnormal blood vessels. U.S. Patent No. 6,538,038, “Compositions and Methods for Use in Vascular Targeting Destruction,” covers the use of multiple Vascular Targeting Agents (VTAs) to treat cancer, macular degeneration and other illnesses characterized by the formation of abnormal blood vessels.

In June 2003, the U.S. Food and Drug Administration (FDA) granted fast track designation to the Company’s lead tumor-starving compound, CA4P, for the treatment of regionally advanced and/or metastatic ATC. The FDA’s fast track program is intended to facilitate the development and expedite the review of new drugs intended to treat life-threatening conditions for which there is no approved therapy. The fast track designation applies to the combination of the drug candidate and a specific disease indication.

In July 2003, CA4P was awarded orphan drug status for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. Orphan drug designations are granted to provide economic incentives to stimulate the research, development and approval of promising products that treat rare diseases. The Orphan Drug Act guarantees seven years of market exclusivity to the first sponsor that obtains market approval for an orphan drug-designated product. It also provides tax credits to defray the cost of research conducted to generate the data required for marketing approval, funding to support clinical trials and assistance in designing research studies.

In July 2003, the results of independent animal studies demonstrating the potential role of the Company’s lead compound, CA4P, in preventing and treating certain retinal degenerative diseases were published in the peer-reviewed journal Investigative Ophthalmology and Visual Science. The studies showed that CA4P suppressed the development of subretinal neovascularization in rhodopsin/VEGF transgenic mice and suppressed the development of choroidal neovascularization at Bruch’s membrane rupture sites.

As part of the Company’s ongoing research program seeking new chemical entities with promising activity against solid tumors, the vascular targeting agent OXi6197 has recently been selected for continued pre-clinical development. This compound is currently in pre-clinical evaluation with the National Cancer Institute. In addition, researchers at Baylor University continue to work on discovering additional compounds as part of the research collaboration with OXiGENE. One such compound is OXi8007, which has been shown to exhibit vascular shutdown properties and is being developed as a second-generation ophthalmology candidate owing to its enhanced tolerability in animal models. These compounds are structurally distinct from the Combretastatin structures and have provided activity in a number of experimental tumor systems.

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

The Company believes that shutting off a tumor’s blood supply is an efficient therapeutic strategy and that there are many advantages to VTAs. First, many thousands of tumor cells depend on every blood vessel and thus damage to a relatively few number of endothelial cells, which line the blood vessels, could stop flow and trigger a cascade of tumor cell death. Second, the endothelial cells that line the blood vessels and are the primary targets of VTAs, reside adjacent to the blood stream and thus delivery problems that are common with conventional chemotherapy, may be overcome. Third, since endothelial cells are not transformed, treatment-resistant mutations are unlikely to emerge. Finally, recent advances in technologies which can accurately measure blood flow in a tumor allows the Company to establish early on in the clinical trial process that VTAs have biological activity. The fact that Combretastatin does not target fundamental processes associated with cell growth may avoid the adverse side effect profiles associated with currently available treatments.

Since other disease pathologies are associated with the abnormal development of new vessels, VTAs may well have application outside of cancer therapy. Promising pre-clinical data with CA4P in animal models of ocular disorders associated with neovascularization have led the Company in conjunction with the FFB to evaluate the effects of CA4P in wet AMD with investigators at the Wilmer Eye Institute of the Johns Hopkins School of Medicine and, in July 2003, the Company launched a Phase I/II clinical trial of CA4P in wet AMD. The Company also has decided to apply for an IND with respect to CA4P for ophthalmic indications, and enter into one or more additional ocular clinical trials, in 2004.

CLINICAL TRIAL PROGRAM

Combretastatin A-4 Prodrug. The Company began testing CA4P in three Phase I/II dose escalation clinical trials during the fourth quarter of 1998 and the first quarter of 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers, has been completed. The key findings of these clinical trials are summarized below:

(1)	CA4P was well tolerated and a consistent maximum tolerated dose was determined in each clinical trial.

(2)	Side effects were manageable and did not display the typical toxicities associated with chemotherapeutic agents.

(3)	It was determined that CA4P had a reasonable therapeutic index and blood flow reduction in tumors was observed below, up to, and beyond the maximum tolerated dose.

(4)	There is data to support biological and vascular activity in humans.

(5)	Promising signs of clinical effects were observed with one complete response, one partial response, two cases of measurable tumor size reduction and three cases of long-term stabilization of disease.

Following the successful completion of these three Phase I trials, CA4P progressed to the next stage of clinical evaluation. In early 2002, CA4P entered into a Phase Ib combination trial with the widely used chemotherapeutic drug, Carboplatin, at the University of Pennsylvania to treat various solid tumors. Pre-clinical data suggests that CA4P in combination with Carboplatin may demonstrate a high degree of synergistic effect on tumors. This dose escalation study evaluated the safety and compatibility of these drugs as well as the potential for a synergistic effect against a variety of solid tumor types. The study was completed in 2003.

In 2002 and January 2003, OXiGENE announced the start of five new clinical trials aimed at the further clinical development of CA4P both as a single agent and in combination with other cancer treatment modalities. In addition, a trial using CA4P in an ophthalmic indication was begun in 2003. This trial represents OXiGENE’s expansion of CA4P into non-oncology indications.

A Phase II single agent trial was initiated at the Ireland Cancer Center at University Hospitals of Cleveland to treat a rare form of thyroid cancer, anaplastic thyroid carcinoma (ATC). A complete response in this tumor type was achieved in one of the Phase I studies. This trial is to evaluate the mean survival time of patients with regionally advanced and/or metastatic ATC treated with CA4P in comparison to what has historically been a 4-6 month mean survival time with conventional therapy. The clinical trial centers have been expanded to include the Josephine Ford Cancer Center in Detroit, and additional centers are being added.

Another Phase II study for ATC was initiated at the Ireland Cancer Center at University Hospitals of Cleveland and the Josephine Ford Cancer Center. This trial is to evaluate the mean survival time of patients with newly diagnosed ATC undergoing treatment with CA4P as part of a multimodality regimen, that is, in combination with the conventional chemotherapeutic agents doxorubicin and cisplatin as well as radiotherapy. Additional clinical centers are to be added to this trial. The Company monitors the clinical trials being performed at the Ireland Cancer Center.

A Phase I/II combination trial with radiotherapy in head & neck, lung and prostate cancers at the Mount Vernon Hospital in London, UK received clearance from the UK’s regulatory authority, the Medicines Control Agency. Pre-clinical data suggests that CA4P in combination with radiotherapy may demonstrate a high degree of synergistic effect on tumors. The trial is an increase dosing regimen designed to evaluate the safety of the combination and to explore the potential effects in a limited selection of tumor types that routinely employ radiotherapy as a treatment.

A Phase Ib/II combination trial with Carboplatin, Paclitaxel and CA4P in ovarian and all types of cancers at the Mount Vernon Hospital in London, UK also received clearance from the Medicines Control Agency. This trial is to establish the optimal schedule, maximum tolerated dose and recommended Phase II dose for the combination of CA4P and Carboplatin, and the combination of CA4P and Paclitaxel, as well as the safety and tolerability of the CA4P-Carboplatin-Paclitaxel combination. In addition, preliminary data on the anti-tumor efficacy of the CA4P-Carboplatin-Paclitaxel combination will be obtained. The Company relies on INC Research to monitor the clinical trials being performed at Mount Vernon Hospital. The Company intends to initiate an advanced clinical trial in ovarian cancer combining CA4P with Carboplatin and Paclitaxel.

A Phase Ib study to evaluate the combination of CA4P with the radiolabeled anti-CEA monoclonal antibody A5B7 is now underway at the Mount Vernon and Royal Free Hospitals in the UK under the auspices of the Cancer Research-UK. Studies with the combination of these agents in pre-clinical xenograft models demonstrated a high degree of synergy. Patients in this study will include only those with advanced gastrointestinal carcinoma expressing the CEA antigen. The study will employ two dose levels of CA4P and three dose levels of the antibody. In addition to assessing the safety profile of the combination, the relationship between efficacy and tumor blood flow reduction will also be determined.

In 2003, OXiGENE announced the initiation of a Phase I/II clinical trial for the non-life threatening ocular disease, wet age-related macular degeneration (wet AMD). In this disease setting, the aim of treatment is not the death and eradication of tumor cells, but the blood vessels themselves. The abnormally growing blood vessels can cause irreversible damage to patients’ vision and lead to blindness. This is a dose escalating study conducted at the Wilmer Eye Institute of the Johns Hopkins School of Medicine (Baltimore, MD) to evaluate the safety of CA4P in patients with AMD. Patients’ safety and tolerability is evaluated by means of visual acuity, fluorescein angiography, and optical coherence tomography.

GOVERNMENTAL REGULATION AND PRODUCT APPROVAL

Research, the first step in biopharmaceutical product development, initially involves optimization of leading chemical structures into leading compounds. Once a compound has been identified, the pre-clinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and obtaining a first indication of the compounds’ development potential. Successful pre-clinical work may lead to the filing of an Investigational New Drug application (“IND”), or a foreign equivalent, with the relevant regulatory authorities. The grant of an IND provides permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a human clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.

The clinical development of new drugs is subject to approval by the health authorities in individual countries, which have broad discretionary powers. For example, in the United States, the FDA reviews the results of all clinical studies and if it becomes aware of one or more significant safety issues, or convincing evidence that the therapy is not effective for the chosen indication, it may discontinue a clinical trial. The requirements regarding the conduct and duration of a clinical phase vary considerably among countries.

For life threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, there are several FDA programs offered that can aid in the clinical development of a compound.

The first of these is the Fast Track Approval program, whereby the regulatory dossier for a specific drug and indication can receive priority review and potential approval to market in a shorter timeframe. It is not unusual for New Drug Application (NDA) filings to take 12 months or more for approval to market. However, under the Fast Track Approval/Priority Review programs, approvals (or an FDA decision) may take as little as six months.

The second FDA program is called the Accelerated Drug Approval Program, in which drugs intended to treat life-threatening or severely debilitating conditions can receive approval to market based on a surrogate endpoint. That is to say, the sponsor must show that the drug is safe for a specific indication and has a meaningful effect on a disease variable indicative of a beneficial outcome for patients. For example, in the oncology setting, if a sponsor can show that a certain degree of tumor response is indicative of patient survival, an NDA filed under this program may be approved to market the drug based on tumor response data. The sponsor would then be obligated to conduct additional clinical trials to indeed demonstrate and confirm the survival benefit.

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

Phase II. A Phase II trial marks the beginning of clinical trials on a limited number of patients to (1) determine the efficacy of the compound for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. The trials also seek to establish the most effective route of administration. Trials are conducted on a larger, but still limited number of carefully monitored patients. A Phase II trial may last up to two and one-half years.

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

The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting an approval even though the relevant product has been approved by another authority. The United States and European Union countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but if obtained generally takes from six months to several years, if approval is received at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures, and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.

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

In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for European Union-member states to exchange information on all aspects of product licensing and assesses license applications submitted under two different procedures (the multistate and the high-tech concentration procedures). The European Union has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of mutual recognition between the member states.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its lead compound, CA4P, as well as to advance the pre-clinical development of its next generation VTAs, OXi4503, OXi6197 and OXi8007. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research, development and clinical staff. In general, these programs are created, developed and controlled by internal Company management. Currently, however, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. These institutions consist of the following:

•	University of Lund in Lund, Sweden;

•	Gray Cancer Institute in Middlesex, United Kingdom;

•	Baylor University in Waco, Texas; and

•	Arizona State University in Tempe, Arizona.

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

In June 2002, the Company announced that it had reached agreement with the NCI for funding of pre-clinical studies of OXi6197, a VTA discovered through its collaboration with Baylor University. The NCI has conducted in vitro anti-tumor activity and selectivity studies with various tumor types. Additionally, in vivo xenograft studies were performed to evaluate the biological activity of the compound. When administered intravenously, OXi6197 is designed to reduce blood flow in newly formed tumor vasculature, triggering the death of downstream tumor cells. In January 2004, the NCI informed OXiGENE that it plans to perform additional pre-clinical studies to determine the potential for moving OXi6197 into clinical studies.

In October 2002, the Company announced that it had reached an agreement with the FFB. The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, the FFB has agreed to fund a physician-sponsored Phase I/II human clinical trial. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet AMD. If the research funded by FFB results in approval by the FDA of a new drug application, the Company must pay FFB up to an aggregate amount of $250,000. The term of this agreement has been extended to October 30, 2005. No payments have been made to FFB to date.

The Company has secured a technology license from Arizona State University (“ASU”). The ASU license is an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Under the ASU license, the Company has the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. The Company bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, the Company has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy by the other party. Payments made to ASU to date have amounted to $1,640,000. One remaining payment of $160,000 is to be made on June 1, 2004. The agreement is to terminate on December 31, 2014 or within two months written notice of termination from the Company. The Company is in compliance with the license.

The Company also has a license with Baylor University. The Baylor license is an exclusive license to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. The Company has the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that royalties will be paid by the Company should sales be generated through use of Baylor’s compounds. The Company is not required to pay Baylor for use of Baylor’s compounds aside from this royalty mechanism. The Company shall be entitled to file, prosecute and maintain patent applications on products for which the Company has a license. The Company had made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. The agreement will terminate on June 1, 2009 or within 90 days of written notice of material breach of the agreement by either party. The Company is in compliance with the Baylor license.

In May 2003, the Company announced the discovery of its new drug candidate, OXi8007. The molecular structure of OXi8007, which was discovered through the collaboration with Baylor University, is distinct from the Company’s Combretastatin family of tumor-starving compounds (CA4P and OXi4503) and from its OXi6197 anti-tumor agent.

In May 2003, Cancer Research UK agreed to complete pre-clinical studies on OXi4503 and to then move the compound into Phase I human clinical trials. Cancer Research UK is Europe’s leading cancer charity, dedicated to curing, treating and preventing the disease through world-class research. The charity relies almost entirely on voluntary donations from the public to fund the vital work of its 3,000 scientists, doctors and nurses.

The Company incurred approximately $6.1 million, approximately $5.1 million and approximately $3.9 million in research and development expenses in the years ended December 31, 2001, 2002 and 2003, respectively. Most of these amounts represent external research and development expenditures.

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

The Company owns eight (8) granted United States patents, thirteen (13) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Of the pending United States patent applications, one was filed in 1997, three were filed in 2001, five were filed in 2002, and four were filed in 2003.

The following table summarizes the Company’s United States patent portfolio by the number of patents that have been granted or that are currently pending for each of its product lines:

OXiGENE United States Patent Portfolio

Product Line	Patents Pending	Patents Granted
Combretastatins:
Owned	9	1
Licensed	5	6
Baylor VTA Compounds:
Owned	3	0
Licensed	1	4
Benzamides, Nicotinamides, & Cordycepins:
Owned	1	6
Licensed	1	0
Diagnostic:
Owned	0	1
Licensed	—	—
Total:	20	18

The following table summarizes the United States patent number, applicable expiration date, holder of patent and importance of the Company’s material patents:

Title of Patent	U.S. Patent No.	Date of expiration	Holder of patent	Importance

Combretastatin A-4	4,996,237	February 26, 2008	Arizona State University	Provides composition-of-matter protection for the active, tubulin-binding parent compound of the prodrug CA4P, as well as protection for methods-of-use for treatment of cancer. CA4P is generated in the body following administration of CA4P, which is the Company’s most advanced product.

Combretastatin A-4 Prodrug	5,561,122	December 22, 2014	Arizona State University	Provides composition-of-matter protection for the Company’s lead VTA compound, CA4P. Claims were also granted for methods of using CA4P for the treatment of cancer.

Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins”	5,569,786	October 29, 2013	Arizona State University	Provides composition-of-matter protection for several Combretastatins, including CA1, which is the active, tubulin-binding compound of OXi4503, the Company’s most advanced second generation compound.

Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins	5,409,953	April 25, 2012	Arizona State University	Provides methods of using Combretastins, including CA1, for the treatment of cancerous cells. CA1 is the active, tubulin-binding parent compound of OXi4503, the Company’s most advanced second generation compound.

Compositions and Methods for Use in Targeting Vascular Destruction	6,538,038	February 16, 2020	OXiGENE, Inc.	Provides methods of using phosphate prodrugs of tubulin-binding compounds, including CA4P and OXi4503, to selectively target the proliferating vasculature of cancers, proliferative retinopathies, and other diseases characterized by the presence of unwanted neovascularization.

Combretastatin A-4 Phosphate Prodrug Mono– and Di-Organic Amine Salts, Mono– and Di-Amino Acid Salts, and Mono– and D-Amino Acid Ester Salts	6,670,344	Sept 11, 2021	Bristol-Myers Squibb Company	Provides novel Tromethamine (“TRIS”) and Histidine salt forms of CA4P along with methods for their use and manufacture. The preferred TRIS salt composition provides enhanced formulation properties over the Disodium salt of CA4P.

Combretastatins. The Company’s core Combretastatin technology platform is covered by a mix of existing and pending patents. The Company is an exclusive licensee of six (6) United States patents, five (5) pending United States patent applications, and granted patents and/or pending applications in other countries corresponding to three of the granted United States patents, all of which relate to Combretastatin compositions and/or methods of use in treating cancer or other angiogenic diseases. The owners of record of these licensed patents and applications are the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU, and Bristol Myers Squibb Co., with whom OXiGENE terminated its research and clinical development collaboration in February 2002.

In 2003, the Company continued to expand on the breadth and scope of its licensed Combretastatin patent portfolio. On March 26, 2003, the Company announced the issuance of United States Patent No. 6,538,038, on which the Company is the sole assignee. On January 6, 2004, the issuance of United States Patent No. 6,670,344 on December 30, 2003 was announced (the “CA4P Tris Salt Patent”). The CA4P Tris Salt patent is exclusively licensed from Bristol Myers Squibb Company. In addition to continuing with the prosecution of the five applications that it filed in 2002, the Company filed three additional United States applications in 2003, all of which claim new methods of use for existing Combretastatin VTAs.

Baylor VTA Compounds. The Company has maintained exclusive patent rights to a number of tubulin-binding agents that have potential for future development as VTAs. These compounds are functionally related but structurally distinct from Combretastatin, and are covered by four (4) issued United States patents and four (4) pending United States patent applications. Ownership of the licensed patents and patent applications is assigned to Baylor University. OXiGENE is a co-assignee of two (2) pending patent applications in this area.

Benzamide & Other Compounds. The Company continues to retain ownership of patent rights to certain benzamide and nicotinamide compositions and their use in a wide variety of indications. The Company is the assignee of six (6) United States patents, one (1) pending United States application, and granted patents and/or pending applications in foreign countries covering methods of use for treating cancer and anti-inflammatory disorders. In April 2002, the Company out-licensed exclusive patent rights for the benzamide platform to Active and Active assumed further patent prosecution and maintenance responsibilities for the patent portfolio. In mid-January 2004, Active formally notified OXiGENE that it had discontinued all research efforts and has terminated its license agreements. OXiGENE has concluded all research and clinical development of the benzamide and nicotinamide technology. Finally, on December 3, 2003, the Company filed a patent application for certain Nucleoside Prodrugs related to Cordycepin which have potential for development as anti-cancer, anti-microbial, or anti-parasitic compounds. These compounds were developed and exclusively licensed from Baylor University as part of the parties June 1, 1999 Research and License Agreement. This patent application has been exclusively sub-licensed to Aengus Pharmaceuticals LLC for clinical development.

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

The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, AstraZeneca, Aventis, Bayer, Bristol-Myers Squibb, Abbott Laboratories, Inc., Aeterna Laboratories Inc., Eli Lilly and Company, EntreMed Inc., Genentech, GlaxoSmithKline, Johnson & Johnson, Millennium, NeoPharm, Inc., Novartis AG, Pharmacyclics, Inc., Pfizer Inc., and Pierre Fabre S.A., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials.

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

EMPLOYEES

The Company expects to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of March 5, 2004 the Company had 11 full-time employees, of which seven were engaged in research and development and monitoring of clinical trials. Most of the Company’s pre-clinical testing and clinical trials are subcontracted and performed at certain universities in the United States and Europe with the assistance of contract research organizations.

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

MARVIN H. CARUTHERS, Ph.D. is Distinguished Professor of Chemistry and Biochemistry at the University of Colorado, where he has taught for over thirty years. He has also served as Chairman of that department (1992-1995). He is a member of both the American Academy of Arts & Sciences and the National Academy of Sciences, and has served on the National Academy of Sciences Board on Chemical Sciences and Technology. In 1999, Dr. Caruthers received the ABRF-Hewlett-Packard Award for Outstanding Board are:

HAKAN MELLSTEDT, M.D., Ph.D. is Professor of Oncologic Biotherapy at the Karolinska Institute and Managing Director of Cancer Center Karolinska, Karolinska Institute, Stockholm, Sweden. He holds a position as Chief Physician at the Department of Oncology (Radiumhemmet), Karolinska Hospital, Stockholm, and has specialist certificates in Oncology, Hematology and Internal Medicine. He is a Member of the Board of Directors of ESMO (European Society for Medical Oncology) and a Member of ESMO’s Executive Committee. Professor Mellstedt is currently a member of the Editorial Board of several international scientific journals and has published more than 450 articles in the areas of hematology, Contributions to Biomolecular Technologies.

The members of the Company’s Clinical Trial Advisory medical oncology, tumor immunology and the development of immunotherapeutics/biotherapeutics in hematological malignancies as well as in solid tumors. Professor Mellstedt is the Chairman of OXiGENE’s Clinical Trial Advisory Board.

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

We have a history of losses and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2003, had an accumulated deficit of $80.0 million. We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

Our products have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.

Our products are in an early stage of development. In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies or clinical trials. Although we have obtained some favorable results to date in pre-clinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials. Further, our research or product development efforts or those of our collaborative partners may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any such problems occur, we would be materially and adversely affected.

We may be required to raise additional funds to finance our operations; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flow from our operations is expected to continue over at least the next several years. We do not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. Our actual capital requirements will depend on numerous factors, including: the progress of and results of our pre-clinical testing and clinical trials of our VTAs under development, including CA4P, our lead Combretastatin-based compound; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by us of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

Under our current operating plan and capital budget, and based on our current cost expectations and levels of operations, we believe our existing capital as of January 16, 2004 should be sufficient to fund operations for at least the next four years, including substantial advancement of currently ongoing clinical trials towards FDA approval of CA4P, our lead compound, whether or not such approval is ultimately obtained. We cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained, and if obtained, whether such approval will take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, we cannot guarantee that our current cash, cash equivalents and capital will be sufficient to fund operations for the full time period described above. If our existing funds are not sufficient, we would be required to seek additional funding and/or take other measures to reduce expenses.

In addition, we will likely have to raise substantial additional funds: (i) if FDA approval is obtained on the CA4P compound, to bring such compound to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to CA4P; (ii) to complete the development of any additional products other than the development and FDA approval process related to CA4P; and (iii) to bring any other potential product to market. The issuance of additional equity securities by us, if required to support these or any other purposes, would result in dilution to the existing stockholders. Additional financing may not be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, we would be required to delay, scale back or eliminate one or more of our product development programs or seek to obtain funds through arrangements with collaborative partners (or others), which arrangements may include a requirement that we relinquish rights to certain of our technologies or products or rights related to our technologies or products that we would not otherwise relinquish. Our failure to obtain funding when and in the amounts needed and/or our acceptance of funding on terms that are not favorable to us or less favorable to us than we would ordinarily desire, would have a material adverse effect on our financial position and results of operations.

We depend, and likely will continue to depend, on others for clinical development and manufacturing and marketing of our products.

We have limited experience in drug development, the regulatory approval process, manufacturing and marketing of products. Accordingly, we have depended, and in the future are likely to continue to depend, on others for assistance in many areas, including research, conducting pre-clinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Funding requirements, competitive factors or prioritization of other opportunities may lead us to seek additional arrangements with third parties. While we are likely to continue to explore other licensing and development opportunities for our technologies with other companies, we may not succeed in establishing new collaborative agreements or licensing arrangements; collaborative partners may pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, directed at the same diseases as those involved in their collaborative arrangements with us and thus undermining any collaboration with us; any such collaborative partners may not devote resources to our technologies or compounds on a basis favorable to us; any such arrangements may not be on terms favorable to us; and any future licensees may not succeed in marketing or commercializing licensed products.

Our products are subject to extensive government regulation, which results in uncertainties and delays in the progress of our products through the clinical trial process.

Our research and development activities, pre-clinical testing and clinical trials, and the manufacturing and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pre-clinical testing and clinical trials and manufacturing and marketing of our products are and will continue to be subject to the rigorous testing and approval processes of the FDA and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. Even after such time and expenditures, regulatory approval may not be obtained for any potential products developed by us, and a potential product, if approved in one country, may not be approved in other countries. Moreover, if regulatory approval of a potential product is granted, such approval may entail significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems (such as previously undiscovered side effects) with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on us.

Our industry is highly competitive, and our products may become technologically obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Accordingly, competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of those products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by us, or that would render our technology and products less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

We depend extensively on our patents and proprietary technology, and we must protect those assets in order to preserve our business.

To date, our principal products have been based on certain previously known compounds. We anticipate that the products we develop in the future may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds we may discover. Although we expect to seek patent protection for any compounds we discover and/or for any specific uses we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our efforts, although those processes, as such, may not be patentable.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 1, 2004, the Company owns eight granted United States patents, thirteen pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union (“EU”), Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

We require employees, Scientific Advisory Board members and the institutions that perform our pre-clinical and clinical tests to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

We depend heavily on our executive officers, directors, and principal consultants, and the loss of their services would materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly Joel-Tomas Citron—Chairman of the Board, Dr. David Chaplin—Chief Scientific Officer and Frederick Driscoll—President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.

Our products may result in product liability exposure, and it is uncertain whether our insurance coverage will suffice to cover any claims.

The use of our potential products in clinical trials and for commercial applications, if any, may expose us to liability claims, in the event such products cause injury or disease, or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although we have obtained liability insurance coverage for our ongoing clinical trials, this coverage may not be in amounts sufficient to protect us from any product liability claims or product recalls which could have a material adverse effect on the financial condition and prospects of our company. Further, adverse product and similar liability claims could negatively impact our ability to obtain or maintain regulatory approvals for our technology and products under development.

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond our control.

The market price of the common stock has been, and likely will continue to be highly volatile. Factors, including our or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. As of December 31, 2003, options to purchase an aggregate of 18,000 shares of its Common Stock to certain consultants who are not employees were outstanding and unvested. Such options are accounted for at their fair value. The future charge related to these options is also influenced by changes in the market price of the Company’s Common Stock. In addition, substantially all of the shares of the Company’s Common Stock issuable upon exercise of outstanding options have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of the Company’s Common Stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of the Company’s Common Stock. The price and liquidity of the Company’s Common Stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the resulting effects may differ between those markets.

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

In June 2001, the Company moved its corporate headquarters to Watertown, Massachusetts from Stockholm, Sweden. On December 31, 2001, the Company closed its Stockholm, Sweden office. In September 2003, the Company relocated its corporate headquarters to Waltham, Massachusetts where it leases approximately 4,000 square feet of office space. The term of the lease is five years and three months commencing on September 1, 2003, with an annual rent of approximately $100,000, expiring on December 15, 2008. The Company does not own or lease any laboratories or other research and development facilities.

3.	LEGAL PROCEEDINGS

There are no material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of the Company for the fourth quarter of the year ended December 31, 2003.

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

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$2.64	$1.06	$3.44	$2.11
Second Quarter	13.80	1.51	2.25	1.32
Third Quarter	12.68	7.20	1.51	.90
Fourth Quarter	$11.72	$7.45	$1.45	$.84

On March 5, 2004, the last sale price of the Common Stock was $9.84.

As of March 5, 2004, there were 90 holders of record of the Company’s Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2003 Annual Meeting of Stockholders, that there are approximately 10,000 beneficial owners of its Common Stock.

The Company has not declared or paid any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2003. The selected financial data for each of the five years in the period ended December 31, 2003 have been derived from the audited consolidated financial statements of the Company. The foregoing consolidated financial statements and the report thereon “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7. are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years ended December 31,
	1999	2000	2001	2002	2003
	(Amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
License revenues	$1,272	$1,695	$8,953	$—	$30
Costs and expenses:
Costs related to licensing revenue	1,250	1,162	1,508	—	—
General and administrative	3,336	3,160	5,447	7,438	5,282
Research and development	8,398	8,058	6,132	5,103	3,938
Amortization of license agreement	41	222	298	98	98

Total costs and expenses	13,025	12,602	13,385	12,639	9,318

Operating loss	(11,753)	(10,907)	(4,432)	(12,639)	(9,288)
Investment income	1,341	1,922	907	335	321
Interest expense	(37)	(102)	(61)	(53)	(36)
Other income (expense), net	—	—	(553)	1,344	635

Net loss	$(10,449)	$(9,087)	$(4,139)	$(11,013)	$(8,368)

Basic and diluted net loss per common share	$(1.02)	$(0.81)	$(0.37)	$(0.88)	$(0.63)
Weighted average number of common shares outstanding	10,274	11,181	11,282	12,514	13,184

	Years ended December 31,
	1999	2000	2001	2002	2003
	(Amounts in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$30,448	$27,063	$19,030	$3,752	$878
Available-for-sale securities	—	549	—	8,078	17,694
Working capital	38,386	26,307	16,309	8,446	15,250
Total assets	42,660	31,229	22,153	13,598	20,205
Total liabilities	11,557	10,083	3,634	3,578	3,735
Accumulated deficit	(47,414)	(56,502)	(60,641)	(71,654)	(80,022)
Total stockholders’ equity	$31,103	$21,146	$18,519	$10,020	$16,470

7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OXiGENE, Inc. is a biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer and certain ocular diseases. The Company’s efforts in oncology are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents, or VTAs. These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular age-related macular degeneration and myopic macular degeneration. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has, in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

OXiGENE has devoted substantially all of its efforts and resources to date to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations. Consequently, OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies. The Company’s primary research and development activities relate to its compound CA4P for use in the treatment of various forms of cancer. More recently, the Company has expanded its research and development activities to include clinical trials of CA4P in ophthalmology. The Company does expect research and development expenditures to increase over the coming year as it expands its clinical trial activities with respect to CA4P and its other compounds in development.

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

OXiGENE has generated a cumulative net loss of $80 million for the period from its inception through December 31, 2003. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; the Company currently has no material amount of licensing or other fee income. As of December 31, 2003, OXiGENE had no long-term debt or loans payable.

RESULTS OF OPERATIONS

Years ended December 31, 2003 and 2002

Revenues

During the fiscal year ended December 31, 2003, the Company recognized licensing revenue of approximately $30,000. This amount was received in connection with the license of its nutritional and diagnostic technology. No revenue was recognized under this agreement during the year ended December 31, 2002. Future revenues from this license agreement are expected to be minimal.

The Company’s future revenues are dependent upon the Company’s ability to establish collaborations and generate revenues from products currently under development by the Company. The Company expects that it will not generate meaningful revenue in fiscal 2004 unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

Costs and Expenses

Total costs and expenses for the fiscal years ended December 31, 2003 and 2002 amounted to approximately $9.3 million and approximately $12.6 million, respectively. The decrease of $3.3 million is attributable to reductions in research and development expenses of $1.2 million and general and administrative expenses of $2.1 million.

Research and development expenses decreased to approximately $3.9 million during fiscal 2003 from approximately $5.1 million for the comparable 2002 period. The decrease of approximately $1.2 million was attributable to continued efforts by the Company to reduce spending on all programs other than those involving its Combretastatin family of VTAs, specifically CA4P in the area of oncology and more recently ophthalmology. The Company expects research and development expenses to increase in fiscal 2004 and beyond, as it moves further along the development cycle and initiates new studies in the oncology and ophthalmology areas.

The Company from time to time will grant non-qualified stock options to certain consultants and advisory board members who are not employees. These grants result in research and development expenses relative to the fair value of the options that vest during the applicable reporting period. During 2003 and 2002, the Company recorded approximately $178,000 and approximately $25,000, respectively, of research and development expenses related to options issued for services provided by non-employees.

General and administrative expenses for the year ended December 31, 2003 decreased to approximately $5.3 million from approximately $7.4 million for 2002. The decrease of approximately $2.1 million was primarily attributable to reductions in stock-based compensation expenses of $2.6 million, general legal expenses of $364,000 and cash compensation expenses of $330,000, offset in part by increases in rent expense of $502,000, professional consulting fees of $397,000 and depreciation expense of $326,000. The decrease in compensation expenses is primarily attributable to the conclusion of an employment agreement with a senior executive of the Company in 2002. The decrease in general legal expenses is primarily attributable to continued efforts by the Company to focus on essential activities only. The decrease in stock-based compensation expense in 2003 is attributable to the timing of vesting of the restricted stock grants awarded in 2002 and the common stock grants in 2002 that did not recur in 2003. The increases in both rent and depreciation expense are attributable to relocating the Company’s headquarters from Watertown, Massachusetts to Waltham, Massachusetts in 2003. This move resulted in one-time charges related to the difference between future rent obligations on and sublease income expected from the Watertown property over a five year period as well as the acceleration of depreciation of the property abandoned at the Watertown facility. The base rent at the Waltham location is 67% lower than the base rent at the Watertown facility as a result of the move. The Company anticipates that general and administrative expenses will increase at an appropriate rate to manage expected increases in development programs and increased regulatory compliance requirements.

Other income and expenses

Investment income decreased approximately $14,000 in 2003 compared to 2002, primarily due to declining interest rates and returns on investments throughout 2003. The Company believes investment income will increase during fiscal 2004 as a result of the investment of the proceeds of its January 2004 sale of its common stock.

Interest expense for both the year ended December 31, 2003 and December 31, 2002 represents the interest recognized on the payment obligations to ASU in connection with the license agreement with that organization. The decrease in fiscal 2003 of $17,000 from fiscal 2002 is attributable to decreases in the obligation to ASU as the scheduled payments have been made.

Other income was approximately $635,000 during fiscal 2003 compared to other income of approximately $1.3 million during fiscal 2002. The other income amount in fiscal 2003 is primarily attributable to the recognition of $600,000 of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of the Company’s Swedish subsidiary, OXiGENE AB. The other income in fiscal 2002 was a result of a $1.3 million gain associated with a terminated joint venture.

Tax matters

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $99 million for U.S. and foreign income tax purposes, of which approximately $58.7 million expires for U.S. purposes through 2023. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $3.4 million and approximately $4.2 million for the years ended December 31, 2003 and 2002, respectively, due primarily to the increase in net operating loss carry forwards.

Years ended December 31, 2002 and 2001

Revenues

During the fiscal year ended December 31, 2002, there was no licensing revenue due to the termination of the Research Collaboration and License Agreement with BMS on October 24, 2001. During the fiscal year ended December 31, 2001, the Company recognized licensing revenue of approximately $9.0 million in connection with the BMS arrangement.

The Company’s future revenue is dependent upon the Company’s ability to establish collaborations and generate revenues from products currently under development by the Company. The Company expects it will not generate meaningful revenue in fiscal 2004 unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

Costs and Expenses

Total costs and expenses for the fiscal years ended December 31, 2002 and 2001 amounted to approximately $12.6 million and approximately $13.4 million, respectively. The decrease of $800,000 is attributable to reductions in costs related to licensing revenue of $1.5 million, amortization of license agreement of $200,000 and research and development expenses of $1.0 million, offset by an increase in general and administrative expenses of $2.0 million.

The decrease in costs relating to license revenue in fiscal 2002 compared to approximately $1.5 million for the comparable 2001 period was due to the termination of the Research Collaboration and License Agreement with BMS in the latter part of fiscal 2001.

The amortization of license agreement expense in fiscal 2002 represents the amortization of the capitalized license agreement costs associated with an exclusive license of certain patent rights owned by Arizona State University. The capitalized amount is being amortized on a straight-line basis over the term of the agreement (approximately 15.5 years). The fiscal 2001 amount represents the amortization of both the capitalized license agreement costs associated with ASU as well as the capitalized license agreement costs associated with Peregrine.

Research and development expenses decreased to approximately $5.1 million during fiscal 2002 from approximately $6.1 million for the comparable 2001 period. The decrease of approximately $1.0 million was attributable to decreased research and development efforts related to the Company’s benzamide-based compound, Declopramide, decreases in costs associated with the development of the Company’s lead compound, CA4P, and the significant decrease of approximately $1.2 million in legal and consulting costs associated with a terminated joint venture.

The Company expects future research and development expenses to increase in fiscal 2004 and beyond, as it moves further along the development cycle and initiates new studies in the oncology and ophthalmology areas.

During 2002 and 2001, the Company recorded approximately $25,000 and approximately $100,000, respectively, of research and development expenses related to options issued for services provided by non-employees. Generally, the Company’s payments to its clinical investigators include an upfront payment and additional payments upon the completion of milestones as defined in the agreement.

General and administrative expenses for the year ended December 31, 2002 increased to approximately $7.4 million from approximately $5.4 million for the comparable 2001 period. The increase of approximately $2.0 million was primarily attributable to a non-cash stock-based compensation charge of $2.4 million, offset by decreases of $400,000 in other costs primarily legal, travel and outside consultant services. The non-cash stock-based compensation charge was made in connection with common stock grants and the Restricted Stock and Compensation Award Stock Programs adopted in fiscal 2002. The expense in connection with the Restricted Stock Program, a total of approximately $600,000, will generally be recorded on a straight-line basis through fiscal 2004, the period of vesting of these awards. All of the expense in connection with the other stock awards made in 2002 were recorded as fiscal 2002 expenses. The decrease in other general and administrative expenses is attributable to efforts to preserve cash and reduce cash flow requirements. The Company’s policy has been to minimize the number of its employees and to use outside consultants to perform services for the Company to the extent practicable.

Other income and expenses

Investment income decreased approximately $600,000 in 2002 compared to 2001, primarily due to the Company’s overall cash position decreasing as well as declining interest rates and returns on investments throughout 2002.

Interest expense for both the year ended December 31, 2002 and December 31, 2001 represents the interest recognized on the payment obligations to ASU in connection with the license agreement with that organization. The decrease in fiscal 2002 of $8,000 from fiscal 2001 is attributable to decreases in the obligation to ASU as the scheduled payments have been made.

Other income was approximately $1.3 million during fiscal 2002 compared to other expense of approximately $553,000 for the comparable 2001 period. The other income in fiscal 2002 was a result of a $1.3 million gain associated with a terminated joint venture. Other expense in fiscal 2001 is primarily attributable to a loss on sale of available-for-sale securities during that fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

OXiGENE has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of December 31, 2003, the Company had an accumulated deficit of approximately $80 million. The Company expects to incur additional expenses, resulting in losses, over at least the next several years due to, among other factors, its continuing clinical trials and anticipated research and development activities. To date, the Company has financed its operations principally through net proceeds it has received from private and public equity financing.

The Company had cash, cash equivalents, available-for-sale securities and restricted cash of approximately $18.9 million at December 31, 2003, compared to approximately $11.8 million at December 31, 2002. In fiscal 2003, the Company experienced a decrease in cash and cash equivalents of $2.9 million. The decrease in cash and cash equivalents is due to cash used in operating activities of $7.8 million and cash used in investing activities of $10.1 million, offset in part by cash provided by financing activities of $15.0 million.

Cash used in operating activities of $7.8 million is primarily attributable to the net loss of $8.4 million, the non-cash gain recorded upon the liquidation of its Swedish subsidiary, OXiGENE AB, of $635,000 and the establishment of a restricted cash account of $364,000, offset by depreciation expense of $478,000, a non-cash compensation expense related to the issuance of warrants, options and stock appreciation rights of $620,000 and an increase in accounts payable, accrued expenses and other payables of $427,000.

The net cash used in investing activities of $10.1 million is primarily attributable to the purchase of available-for-sale securities of $10.6 million and payments made in connection with license agreements of $290,000, offset by proceeds from the sale of available-for-sale securities of $798,000.

The net cash provided by financing activities of $15.0 million is attributable to proceeds from the issuance of common stock of $14.4 million, of which $14.0 million is attributable to proceeds from the sale of common stock in a private placement in June 2003 and $400,000 is attributable to proceeds from the exercise of options and proceeds from the receipt of amounts paid on outstanding notes receivable of $569,000.

The Company is a biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer and certain ocular diseases. This requires substantial amounts of cash from product conception to potential commercialization over a number of years. The Company expects to continue to incur significant losses from operations as it attempts to commercialize the technologies and compounds it is currently working on. The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. Generally, the Company’s payments to its clinical investigators include an upfront payment and additional payments upon the completion of milestones as defined in the agreement. The Company expects that it will not generate meaningful revenue in fiscal 2004 and beyond, if at all, unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

In July 2001, the Company concluded the sale of its nutritional and diagnostic technology, Nicoplex and Thiol, respectively, to CampaMed LLC. Under the terms of the agreement, CampaMed will provide up to approximately $3.3 million in future installment payments based upon sales of any products derived from such technology. In addition, the Company was granted a 10% equity position in CampaMed. In November 2003, CampaMed completed an Asset Transfer and Exchange Agreement with Optigenex Inc. Under the terms of this agreement, Optigenex is assuming the obligations of CampaMed as outlined above. No revenue was recognized under this agreement during the year ended December 31, 2002. The Company recognized approximately $30,000 in license revenue during the year ended December 31, 2003. Minimal revenue is expected in future years under this agreement.

On August 2, 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company paid an initial license fee of $200,000 and is required to pay additional license fees in ten equal semi-annual installments of $160,000 through June 1, 2004. The license agreement and the related obligation have been recorded at the present value of the amount payable using an effective rate of 8.7%. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The license agreement also provides for additional payments upon the election of the Company to develop certain compounds as defined in the agreement. The Company also is required to pay royalties on future net sales of products associated with these patent rights.

In October 2001, the Company concluded a Research Collaboration and License Agreement established in December 1999 with Bristol-Myers Squibb Company (“BMS”) to develop Combretastatin compounds as a new class of anti-cancer agents. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. In February of 2002, the Company and BMS finalized their Termination Agreement. In September 2002, the Company recorded a liability of $790,000 for the in-license of certain technologies discovered by BMS.

In October 2003, the Company completed the filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission, allowing it to sell up to $50 million of its Common Stock, debt securities and/or warrants to purchase its securities. In January 2004, the Company received gross proceeds of approximately $24.2 million from the sale of 2,755,695 shares of its Common Stock and netted approximately $22.3 million after the deduction of fees and expenses, pursuant to this registration statement. The Company plans to use these proceeds to accelerate the development of its lead compound, Combretastatin A4 Prodrug (CA4P), in both oncology and ophthalmology. The Company evaluates its need for additional capital on a regular basis in order to continue to advance the development of its strategic compounds and technologies. Future draws on the potential financing provided by this shelf registration and other potential equity and debt capital financings will depend on the

Company’s assessment of the status of the ongoing development of these compounds and technologies and the requirements going forward.

The Company anticipates that its cash, cash equivalents and available-for-sale marketable securities, including the $22.3 million in net proceeds from the common stock offering in January 2004, will be sufficient to satisfy the Company’s projected cash requirements for approximately the next four years of operation. The Company has focused and streamlined its research and development programs. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

If its existing funds are not sufficient to continue operations, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of December 31, 2003.

The following table presents information regarding the Company’s contractual obligations and commercial commitments as of December 31, 2003:

Contractual Obligations

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$155	$155	$—	$—	$—
Bristol Myers Squibb Termination Agreement	790	790	—	—	—
Operating leases	2,698	388	823	865	622

Total contractual cash obligations	$3,643	$1,333	$823	$865	$622

Related Party Transactions

The Company has had consulting agreements with certain organizations whose principal stockholders are officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $200,000 and $300,000 for the years ended December 31, 2001 and 2002, respectively. Such consulting agreements have concluded and no fees were paid to these organizations for the year ended December 31, 2003.

During 2001 and 2002, the Company incurred approximately $600,000 and $300,000, respectively, in legal fees for services provided by a law firm, of which a former member of the Board of Directors is a partner. No such services were provided during the year ended December 31, 2003. On April 10, 2003 the Company entered into a settlement agreement with this former director for payment of outstanding legal services rendered by his firm. In complete satisfaction and settlement of this liability, the former director agreed to receive a cash payment of $50,000 and common stock with an estimated fair value of $50,000 at the time of issuance. Approximately $100,000 related to this liability was accrued and expensed during the year ended December 31, 2002. On July 23, 2003, the former director agreed to accept $50,000 in cash in lieu of the original $50,000 stock issuance in full settlement of the liability.

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

Revenue Recognition

The Company believes that one of the more effective ways of working towards its goal of commercializing its technology is to enter into out-licensing collaborations with third parties. Historically, such collaborations have generally provided for the Company’s partners to make up-front payments, make additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties. Such agreements provided for the development, manufacturing and commercialization responsibilities by the partner related to the Company’s drug candidates. Under these agreements, the Company administered and participated in several aspects of the development of its drug candidate, CA4P.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 (“SAB 104”), Revenue Recognition in Financial Statements and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. In general, collaboration revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable expenses are deferred and only recognized when the related expenses have been incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed that no further obligations exist.

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

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases/conditions for which the Company is currently conducting or planning to conduct clinical trials. During the fourth quarter of 2003, the Company performed this impairment analysis, which indicated that the net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. Accordingly, the Company is not aware of any impairment of this asset at December 31, 2003.

Use of Estimates

The Company prepares its financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reporting of the Company’s assets and the Company’s liabilities as well as the disclosures that the Company makes regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The Company’s actual results, based upon the future resolution of these uncertainties, could differ from estimates.

R&D DISCLOSURE

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For 2003 and 2002, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of its lead vascular targeting agent compound, Combretastatin and the next generation of VTAs in the oncology and ophthalmology areas. Specific amounts and timelines for the completion of development of its existing compounds being developed have not been determined. However, the Company expects that it will take several years and several million dollars to continue the development of its existing compounds currently in clinical trials.

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of the OXiGENE Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. The Company evaluated its internal control over financial reporting as of the end of its fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation – Employment Agreements, Termination of Employment and Change of Control Agreements” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

1.	Financial Statements

The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

EXHIBIT NUMBER	DESCRIPTION

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&

EXHIBIT NUMBER	DESCRIPTION

10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&

10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&

10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&

10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&

10.32	License Agreement by and between Active and the Company dated April 23, 2002.&

10.33	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&

10.34	Stock Pledge and Loan Agreement, dated as of September 1, 1999, between Registrant and Per-Olof Soderberg.

10.35	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Soderberg.

14	Corporate Code of Conduct and Ethics.####

21	Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefor. ++

99.3	U.S. Patent Number 5,482,833, issued January 9, 1996, registered to Ronald W. Pero and Daniel G. Miller, regarding a test to determine the predisposition or susceptibility to DNA-associated diseases. ++

99.4	International Application Published under the Patent Cooperation Treaty (PCT) Number WO96/14565, published May 17, 1996, registered to Ronald W. Pero, regarding a method of testing immune competency. ++

EXHIBIT NUMBER	DESCRIPTION

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K

On November 12, 2003, the registrant furnished a Form 8-K under Item 12, “Disclosure of Results of Operations and Financial Condition,” concerning its financial results for the quarter ended September 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ FREDERICK W. DRISCOLL

Frederick W. Driscoll President and Chief Executive Officer

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL-TOMAS CITRON Joel-Tomas Citron	Chairman of the Board and Director	March 15, 2004

/s/ FREDERICK W. DRISCOLL Frederick W. Driscoll	President, Chief Executive Officer and Director (Principal executive and financial officer)	March 15, 2004

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 15, 2004

/s/ STEN LINDAHL Sten Lindahl	Director	March 15, 2004

/s/ WILLIAM N. SHIEBLER William N. Shiebler	Director	March 15, 2004

/s/ PER-OLOF SODERBERG Per-Olof Soderberg	Director	March 15, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	By-Laws of the Registrant.*

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

4.1	Specimen Common Stock Certificate*

10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@

10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @

10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB. +

10.4	OXiGENE 1996 Stock Incentive Plan, as amended. ++@

10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation. ***

10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. +++

10.9	Employment Agreement with Joel Citron dated as of January 2, 2002. ++++#@

10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002. ++++##

10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##

10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll. #@

10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

EXHIBIT NUMBER	DESCRIPTION

10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#

10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@

10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#

10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.26

Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&

10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&

10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&

10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&

10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&

10.32	License Agreement by and between Active and the Company dated April 23, 2002.&

10.33	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&

EXHIBIT NUMBER	DESCRIPTION

10.34	Stock Pledge and Loan Agreement, dated as of September 1, 1999, between Registrant and Per-Olof Soderberg

10.35	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Soderberg.

14	Corporate Code of Conduct and Ethics.####

21	Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	U.S. Patent Number 5,204,241, issued April 20, 1994, registered to Ronald W. Pero, regarding glutathione-s-transferase Mu as a measure of drug resistance. ++

99.2	U.S. Patent Number 5,340,565, issued August 23, 1994, registered to Ronald W. Pero, regarding tumor or cancer cell-killing therapy and agents useful therefor. ++

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

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

EXHIBIT NUMBER	DESCRIPTION

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Auditors

The Board of Directors and Stockholders

OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Boston, Massachusetts

February 6, 2004

OXiGENE, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except par value amounts)

	Year ended December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$3,752	$878
Available-for-sale securities	8,078	17,694
Restricted cash	—	364
Prepaid expenses	16	27
Other	24	22

Total current assets	11,870	18,985
Furniture and fixtures, equipment and leasehold improvements	870	905
Accumulated depreciation	(383)	(861)

	487	44
License agreements, net of accumulated amortization of $333 and $430 at December 31, 2002 and 2003, respectively	1,167	1,069
Deposits	74	107

Total assets	$13,598	$20,205

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$290	$155
Accounts payable	1,417	1,546
Accrued research and development	1,167	1,294
Accrued other	550	740

Total current liabilities	3,424	3,735
License agreement payable—non-current portion	154	—
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 12,677 shares in 2002 and 13,994 shares in 2003, issued and outstanding	127	140
Additional paid-in capital	83,465	97,674
Accumulated deficit	(71,654)	(80,022)
Accumulated other comprehensive income (loss)	637	(132)
Notes receivable	(2,187)	(962)
Deferred compensation	(368)	(228)

Total stockholders’ equity	10,020	16,470

Total liabilities and stockholders’ equity	$13,598	$20,205

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations

(All amounts in thousands, except per share amounts)

	Year ended December 31,
	2001	2002	2003
License revenue	$8,953	$—	$30
Operating costs and expenses:
Costs relating to license revenue	1,508	—	—
General and administrative (including related party transactions of approximately $775 and $618 in 2001 and 2002, respectively)	5,447	7,438	5,282
Research and development	6,132	5,103	3,938
Amortization of license agreements	298	98	98

Total operating costs and expenses	13,385	12,639	9,318

Operating loss	(4,432)	(12,639)	(9,288)
Investment income	907	335	321
Interest expense	(61)	(53)	(36)
Other (expense) income, net	(553)	1,344	635

Net loss	$(4,139)	$(11,013)	$(8,368)

Basic and diluted net loss per common share	$(0.37)	$(0.88)	$(0.63)
Weighted-average number of common shares outstanding	11,282	12,514	13,184

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ Equity

(All amounts in thousands)

	Common Stock $.01 Par Value		Common Stock Issuable		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable	Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	11,374	$114	$42	$369	$81,984	$(56,502)	$(973)	$(3,609)	$(237)	$21,146
Realized loss from available-for-sale security	—	—	—	—	—	—	1,451	—	—	1,451
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	—	—	(4,139)	—	—	—	(4,139)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,705)
Issuance of Common Stock upon exercise of options and warrants	58	—	(42)	(369)	475	—	—	(106)	—	—
Cancellation of notes receivable	—	—	—	—	(139)	—	—	139	—	—
Interest on notes receivable	—	—	—	—	189	—	—	(189)	—	—
Options issued for services provided by non-employees	—	—	—	—	(124)	—	—	—	202	78

Balance at December 31, 2001	11,432	114	—	—	82,385	(60,641)	461	(3,765)	(35)	18,519
Unrealized loss from available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
Foreign currency translation adjustment	—	—	—	—	—	—	263	—	—	263
Net loss	—	—	—	—	—	(11,013)	—	—	—	(11,013)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,837)
Issuance of common stock	215	2	—	—	473	—	—	—	—	475
Issuance of restricted stock	1,030	11	—	—	2,811	—	—	—	(381)	2,441
Issuance of notes receivable	—	—	—	—	2	—	—	(636)	—	(634)
Interest on notes receivable	—	—	—	—	175	—	—	(145)	—	30
Cancellation of notes receivable	—	—	—	—	(2,359)	—	—	2,359	—	—
Options issued for services provided by non-employees	—	—	—	—	(22)	—	—	—	48	26

Balance at December 31, 2002	12,677	127	—	—	83,465	(71,654)	637	(2,187)	(368)	10,020
Unrealized loss from available-for-sale securities	—	—	—	—	—	—	(169)	—	—	(169)
Foreign currency translation adjustment	—	—	—	—	—	—	(600)	—	—	—
Net loss	—	—	—	—	—	(8,368)	—	—	—	(8,368)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,137)
Issuance of common stock in connection with private financing, net of expenses of $1,102	1,500	15	—	—	13,883	—	—	—	—	13,898
Issuance of common stock upon exercise of options	110	1	—	—	499	—	—	—	—	500
Compensation related to restricted stock, options and stock appreciation rights	5	—	—	—	229	—	—	—	391	620
Payment of notes receivable	—	—	—	—	—	—	—	—	—	—
Interest on notes receivable	—	—	—	—	102	—	—	(102)	—	—
Cancellation of notes receivable	(298)	(3)	—	—	(755)	—	—	758	—	—
Options issued for services provided by non-employees	—	—	—	—	251	—	—	—	(251)	—

Balance at December 31, 2003	13,994	$140	—	—	$97,674	$(80,022)	$(132)	$(962)	$(228)	$16,470

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2001	2002	2003
Operating activities:
Net loss	$(4,139)	$(11,013)	$(8,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of joint venture	—	(1,325)	—
Foreign currency translation gain	—	—	(635)
Loss on sale of available-for-sale securities	551	—	—
Depreciation	81	145	478
Amortization of deferred license revenue	(7,445)	—	—
Amortization of license agreements	236	98	98
Abandonment of furniture, fixtures and equipment	128	11	—
Compensation related to issuance of warrants, options, stock appreciation rights and restricted stock	78	2,941	620
Changes in operating assets and liabilities:
Restricted cash	—	—	(364)
Prepaid expenses and other assets	159	430	(7)
Accounts payable, accrued expenses and other payables	1,310	212	427

Net cash used in operating activities	(9,041)	(8,501)	(7,751)

Investing activities:
Purchase of available-for-sale securities	—	(8,164)	(10,584)
Proceeds from sale of available-for-sale securities	1,449	—	798
Proceeds from sale of joint venture	—	2,000	—
Amount paid for license agreements	(285)	(267)	(290)
Purchase of furniture, fixtures and equipment	(159)	(15)	(35)
Deposits	—	10	(33)

Net cash (used in) provided by investing activities	1,005	(6,436)	(10,144)
Financing activities:
Proceeds from issuance of common stock	—	—	14,398
Payment of notes receivable and related interest	—	—	569
Issuance of notes receivable and related interest	—	(634)	—

Net cash provided by (used in) financing activities	—	(634)	14,967
Effect of exchange rate changes on cash	3	293	54

Decrease in cash and cash equivalents	(8,033)	(15,278)	(2,874)
Cash and cash equivalents at beginning of year	27,063	19,030	3,752

Cash and cash equivalents at end of year	$19,030	$3,752	$878

Supplemental Disclosure
Interest paid	$74	$53	$30

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements

December 31, 2003

1.	Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a biopharmaceutical company engaged principally in research into and the development of products for use in the treatment of cancer and certain ocular diseases. The Company’s efforts in oncology are focused on developing products for application as direct cancer treatment agents, particularly vascular targeting agents (“VTAs” or “VTA”). These agents attack a tumor’s network of existing and emerging blood vessels, which are its main life support system. The Company is also investigating the use of certain products for other applications in the field of ophthalmology, in particular age-related macular degeneration and myopic macular degeneration. Certain Company activities are conducted with third parties, either through licensing arrangements or collaborations. Currently, OXiGENE has, in various stages of clinical and pre-clinical development, multiple therapeutic product candidates that were derived from its principal vascular targeting platform.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary in Sweden, OXiGENE Europe AB, prior to December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents and available-for-sale securities. The Company places its cash, cash equivalents and available-for-sale securities with a high credit quality financial institution. At December 31, 2002 and 2003, substantially all cash, cash equivalents and available-for-sale securities were deposited with one financial institution.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash is invested in mutual funds and corporate and U.S. Government debt securities. In accordance with Statement of Financial Accounting Standard No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.	Description of Business and Significant Accounting Policies (continued)

The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	December 31,
	2002	2003
Mutual funds	$6,829	$11,359
Certificates of deposit	291	1,161
Government bonds
Maturing in less than 2 years	—	250
Maturing in greater than 4 years	—	1,003

Subtotal government bonds	—	1,253

Corporate bonds
Maturing in less than 2 years	505	705
Maturing in 2 to 4 years	453	2,239
Maturing in greater than 4 years	—	977

Subtotal corporate bonds	958	3,921

Total available-for-sale securities	$8,078	$17,694

The following table shows the gross unrealized gains and losses on available-for-sale securities, aggregated by investment category. All unrealized losses have been in a continuous unrealized loss position for less than a 12-month period as of December 31, 2003. (Amounts in thousands)

	December 31,
	2002	2003
Unrealized Losses
Mutual Funds	$—	$(109)
Certificates of Deposit	—	(10)
Government Bonds	—	—
Corporate Bonds	—	(39)

Total gross unrealized losses	—	(158)
Unrealized Gains
Mutual Funds	29	15
Certificates of Deposit	—	—
Corporate Bonds	8	8
Government Bonds	—	3

Total gross unrealized gains	37	26

Total unrealized gain (loss)	$37	$(132)

Restricted Cash

In January 2003, the Company established a restricted cash account for a one-year period at the same financial institution that maintains its cash, cash equivalents and available-for-sale marketable securities so as to ensure the Company’s ability to meet previously agreed financial obligations. The restriction expired in January 2004 and the amount has been appropriately included in current assets at December 31, 2003.

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

License Agreement

The present value of the amount payable under the license agreement with Arizona State University (see Note 8) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense of approximately $98,000 per year or $490,000 over the five-year period related to this license agreement. The difference between amounts actually paid and the carrying value is charged to interest expense in the accompanying consolidated statements of operations. Under SFAS 144, Company management has conducted an impairment analysis of its long-lived assets and has concluded that no fair value adjustment was necessary for the year ended December 31, 2003.

Depreciation

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. At December 31, 2003, the Company had approximately $9,000, $30,000 and $5,000 in net leasehold improvements, equipment and furniture and fixtures, respectively.

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

Foreign Currency Translation

Prior to its liquidation in December 2003, assets and liabilities of the Swedish subsidiary were translated at year-end rates and income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period were reported as accumulated other comprehensive income in stockholders’ equity.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.	Description of Business and Significant Accounting Policies (continued)

Net Loss Per Share

Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options and unvested restricted common shares issued by the Company were anti-dilutive due to the Company’s net loss for all periods presented and, accordingly, excluded from the calculation of weighted-average shares. Common stock equivalents of 1,427,000, 590,000 and 1,907,000 at December 31, 2001, 2002 and 2003, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003:

Assumption	2001	2002	2003
Risk-free interest rate	4.23%	4.53%	3.16%
Expected life	4 years	4 years	4 years
Volatility factor of the expected market price of the Company’s Common Stock	63%	79%	95%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$2.33	$1.59	$5.92

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

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company’s pro forma information follows: (Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Net loss as reported	$(4,139)	$(11,013)	$(8,368)
Deduct: Stock-based employee compensation expense included in reported net loss	—	2,372	112
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(1,361)	(2,974)	(909)

Pro forma net loss	$(5,500)	$(11,615)	$(9,165)
Basic and diluted net loss per share:
As reported	$(0.37)	$(0.88)	$(0.63)
Pro forma	$(0.49)	$(0.93)	$(0.70)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale securities and accumulated foreign currency translation adjustments at December 31, 2002 and 2003.

The components of accumulated other comprehensive income (loss) are as follows: (Amounts in thousands)

	Year Ended December 31,
	2002	2003
Unrealized gain (loss) from available-for-sale securities	$37	$(132)
Foreign currency translation adjustment	600	—

Accumulated other comprehensive income (loss)	$637	$(132)

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

The non-refundable fee received under the Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”) was being recognized as license revenue on a straight-line basis over the term of the Research Collaboration and License Agreement with BMS. During 2001, the Research Collaboration and License agreement was terminated. All unamortized license revenue under the agreement was recognized at December 31, 2001. License revenue for the reimbursement of costs is recognized as costs are incurred.

The Company also earns revenue on royalty agreements, which is recognized when payments are received due to their uncertainty. Royalty revenue of $30,000 was recognized during fiscal 2003, which was earned as a percentage of sales generated by a third party.

Reclassifications

Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentation.

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

1.	Description of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements will apply to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 did not have and the application of the revised FIN 46R is not expected to have a significant impact on the Company’s financial position or results of operations.

2.	Foreign Operations

Summary financial information for assets and liabilities at December 31, 2001, 2002 and 2003, and expenses and net (loss) income for the years then ended related to foreign operations are as follows: (Amounts in thousands)

	December 31,
	2001	2002	2003
Assets	$17,844	$1,206	$—
Liabilities	368	687	—
Expenses	3,038	2,371	136
Net (loss) income	$5,950	$(2,422)	$(165)

Foreign exchange gains for the years ended December 31, 2001, 2002 and 2003, were not significant. At December 31, 2003, the Company had completed the liquidation of its foreign subsidiary OXiGENE Europe AB.

3.	Related Party Transactions

The Company had consulting agreements with certain organizations whose principal stockholders were officers or directors of the Company. Consulting fees paid to such organizations amounted to approximately $200,000, $300,000 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively. During 2001, 2002 and 2003, the Company incurred approximately $600,000, $300,000 and $0, respectively, in fees for services provided by a law firm, of which a former member of the Board of Directors is a partner.

On April 10, 2003 the Company entered into a settlement agreement with such former member of the Board of Directors for payment of outstanding legal services rendered. In complete satisfaction and settlement of this liability, the Company agreed to make a cash payment of $50,000 and issue common stock with an estimated fair value of $50,000 at the time of issuance. Approximately $100,000 related to this liability was accrued and expensed during the year ended December 31, 2002. On July 23, 2003, the former member of the Board of Directors agreed to accept $50,000 in cash in lieu of the original $50,000 stock issuance in full settlement of the liability.

At December 31, 2003, the Company has approximately $417,000 in outstanding notes receivable from directors and officers, which are included as a component of stockholders’ equity in the accompanying consolidated balance sheets.

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

Based on the development success of the joint venture, the Company was required to fund up to $20.0 million for the development expenses of ARCUS. The partners on an equal basis would share any further funding of the joint venture thereafter. The Company funded approximately $1.3 million and $0.1 million of the development costs in 2001 and 2002, respectively, which is included in research and development costs.

In addition, the Company paid Peregrine an upfront licensing fee of $1.0 million in cash, which was being amortized on a straight-line basis over 5 years. The Company also purchased $2.0 million of Peregrine’s Common Stock at the then fair market value. In June 2001, the Company sold all of Peregrine’s Common Stock then held by the Company, which resulted in a loss on sale of available-for-sale securities of approximately $600,000.

On February 28, 2002, the Company and Peregrine signed a plan and agreement of liquidation to dissolve ARCUS. Under the terms of the agreement, Peregrine paid the Company $2.0 million and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they had contributed to ARCUS.

5.	Research Collaboration and License Agreement

On December 15, 1999, the Company entered into a Research Collaboration and License Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement gave BMS world-wide rights to develop Combretastatin compounds, including the Company’s lead compound CA4P, as a new class of anti-cancer agents. Pursuant to the terms of the BMS Agreement, BMS paid a non-refundable license fee and agreed to assume all research, development, commercialization and/or marketing costs of all in-licensed products. In October 2001, the Company announced that it had regained its rights to the Combretastatin anti-tumor compounds licensed to BMS upon the agreement of the parties to conclude the Research Collaboration and License Agreement. The Company recognized approximately $6.9 million of deferred revenue as revenue in the fourth quarter of 2001 as a result of the agreement. During the year ended December 31, 2001, revenues from BMS accounted for 100% or $9.0 million of total revenues. As of December 31, 2003, the Company has an accrued liability of $790,000 for the in-license of certain technologies discovered by BMS.

6.	Stockholders’ Equity

On June 9, 2003 the Company completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10.00 per share, and were issued two-year warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share. The Company received approximately $13,898,000 after costs and expenses of approximately $1,102,000. In addition to the cash offering costs of $1,102,000, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares at $12 per share. The warrants issued to the placement agent and the investors were valued at approximately $2,104,000 and approximately $1,385,000, respectively, using the Black-Scholes option-pricing model.

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

On December 14, 1998, the Company repriced certain options issued to employees, directors and members of the Scientific Advisory Board. Pursuant to the revision, the number of options issued to these employees was reduced by 117,634 options and the exercise price was reduced to $8.93 per share (market value on December 14, 1998) and $10.00 per share. However, the term of the options was not revised. The Company recorded deferred compensation expense of $1,140,000 related to these options and amortized the expense over the vesting period of the options.

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company’s common stock. A total of 1,109,571 options were subsequently cancelled. The Company replaced the cancelled options with new shares of stock issued under two restricted stock plans. New shares were issued under the Compensation Award Stock Program adopted in 2002, where a total of 821,030 shares of Common Stock were issued to directors. In addition, under the Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of $2.9 million, of which $2.3 million was recognized in the first quarter of 2002 and the remaining $600,000 to be recognized over three years. Approximately $242,000 of compensation expense was recognized in fiscal 2003 relating to this grant. The unamortized deferred compensation balance of approximately $155,000 at December 31, 2003 is expected to be recognized during the 2004 fiscal year.

In 2001, 2002 and 2003, the Company recorded stock-based compensation expense of approximately $100,000, $25,000 and $178,000, respectively, in connection with options issued to non-employees.

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

The Company recognizes expense for financial reporting purposes when the market value of the Common Stock exceeds the exercise price of the SARs. The expense is adjusted to reflect subsequent changes in market value. Because stock appreciation rights are satisfied, upon exercise, only by the distribution of shares of Common Stock of the Company, the compensation expense related to unexercised stock appreciation rights is credited to additional paid-in capital. For the fiscal period ended December 31, 2003, the Company recorded approximately $59,000 in compensation expense in connection with the exercise of 17,000 SARs, which resulted in the issuance of 5,314 shares of common stock to the holder. As of December 31, 2003, there were no remaining SARs outstanding.

Options and Warrants

The following is a summary of the Company’s stock option, warrant and stock appreciation right activity: (Amounts in thousands)

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights	Warrants
Balance at December 31, 2000	1,167	128	36	—
Granted	249	—	—	—
Exercised	(17)	—	(11)	—
Canceled	(100)	—	—	—

Balance at December 31, 2001	1,299	128	25	—
Granted	414	—	—	—
Exercised	(15)	—	—	—
Canceled	(1,108)	(128)	—	—

Balance at December 31, 2002	590	—	25	—
Granted	919	—	—	525
Exercised	(98)	—	(17)	—
Canceled	(29)	—	(8)	—

Balance at December 31, 2003	1,382	—	—	525

OXiGENE, INC.

Notes to Consolidated Financial Statements—(continued)

6. Stockholder’s Equity (continued)

Weighted-Average Exercise Price of Stock Options, Warrants and Stock Appreciation Rights

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights	Warrants
Balance at December 31, 2000	$9.07	$9.48	$7.16	$—
Granted	4.72	—	—	13.41
Exercised	6.40	—	—	13.41
Canceled	11.19	—	6.00	—
Balance at December 31, 2001	8.11	9.48	7.51	—
Granted	2.62	—	—	—
Exercised	2.66	—	—	—
Canceled	8.84	9.48	—	—
Balance at December 31, 2002	3.14	—	7.51	—
Granted	8.58	—	—	14.14
Exercised	3.79	—	7.63	—
Canceled	4.07	—	7.25	—
Balance at December 31, 2003	$6.69	$—	$—	$14.14

Stock Options, Warrants and Stock Appreciation Rights Exercisable

(Share amounts in thousands)

	Non-qualified Stock Options	Incentive Stock Options	Stock Appreciation Rights	Warrants
December 31, 2001:
Exercisable	810	128	25	—
Weighted-average exercise price	$8.20	$9.48	$7.51	$—
December 31, 2002:
Exercisable	194	—	25	—
Weighted-average exercise price	$3.96	$—	$7.51	$—
December 31, 2003:
Exercisable	462	—	—	525
Weighted-average exercise price	$2.96	$—	$—	$14.14

Stock Options and Warrants Outstanding

(Share amounts in thousands)

	Non-qualified Stock Options	Non-qualified Stock Options	Warrants
December 31, 2003:
Exercise prices:	$1.06 to $5.00	$5.01 to $10.35	$12.00 to $15.00
Outstanding	496	886	525
Weighted-average exercise price-outstanding	$2.69	$8.93	$14.14
Weighted-average remaining contractual life	8.19 years	9.53 years	2.30 years
Exercisable	410	52	525
Weighted-average exercise price-exercisable	$2.68	$5.12	$14.14

Notes Receivable

Certain stock options were exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. As of December 31, 2003, approximately $824,000 of these notes including accrued interest is outstanding of which approximately $312,000 is due from a director of the Company. The notes become due on various dates from 2004 through 2006. There are 77,800 shares of common stock outstanding in connection with the exercise of these options. The terms of such notes include various forfeiture and restriction provisions on these shares. Included in the 298,000 common shares reacquired in 2003 in connection with forfeited notes receivable is 219,000 common shares reacquired in prior years but not reflected in such consolidated financial statements.

Under the terms of both the Compensation Award Stock Program and the Restricted Stock Program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arose from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory note accrued interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant. Shares of Common Stock have been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. In 2002, approximately $604,000 in loans was issued. During 2003, payments of principal and interest of $528,000 were received, and approximately $31,000 of notes was forfeited. As of December 31, 2003, approximately $138,000 of principal and interest remains outstanding, $105,000 of which is due from directors and officers of the Company.

Common Stock Reserved for Issuance

As of December 31, 2003, the Company has reserved approximately 1,993,000 shares of its Common Stock for issuance in connection with stock options and warrants.

7.	Income Taxes

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $99 million for U.S. and foreign income tax purposes, approximately $58.7 million of which will be expiring for U.S. purposes through 2023. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carryforwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Components of the Company’s deferred tax asset at December 31, 2002 and 2003 are as follows: (Amounts in thousands)

	2002	2003
Net operating loss carryforwards	$37,077	$40,234
Compensatory stock options, warrants and stock appreciation rights	1,088	1,088
Other	—	245

Total deferred tax asset	38,165	41,567
Valuation allowance	(38,165)	(41,567)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $4.2 million and approximately $3.4 million for the years ended December 31, 2002 and 2003, respectively, due primarily to the increase in net operating loss carryforwards.

8.	Commitments and Contingencies

Leases

The Company relocated its corporate headquarters in September 2003 from Watertown, Massachusetts to Waltham, Massachusetts. In the process, the Company executed a sublease for the space it is committed to in Watertown for a period of time that coincides with its commitment of space in Waltham, approximately five years from the date of the move. Rent expense for each of the years ended December 31, 2001 and 2002 was approximately $300,000. For the year ended December 31, 2003 rent expense was $835,000, which included a one-time charge of approximately $565,000 relating to the difference between the amount owed to the original lessor of the property in Watertown and the sublease income from that same property, over the five year lease term.

The minimum annual rent commitment for the above leases are as follows: (Amounts in thousands)

	Gross commitments	Receipts from sublease	Net commitments
2004	$388	$(155)	$233
2005	397	(180)	217
2006	426	(209)	217
2007	430	(211)	219
2008	435	(143)	292
Thereafter	622	—	622

	$2,698	$(898)	$1,800

License Agreements

On August 2, 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company paid an initial license fee of $200,000 and is required to pay additional license fees in ten equal semi-annual installments of $160,000 through June 1, 2004. The license agreement and the related obligation have been recorded at the present value of the amount payable using an effective rate of 8.7%. The difference between the amounts being paid and the present value are being recorded as interest expense in the accompanying consolidated statements of operations. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The license agreement also provides for additional payments upon the election of the Company to develop certain compounds as defined in the agreement. The Company also is required to pay royalties on future net sales of products associated with these patent rights.

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

In December 1999, the Company entered into a Research Collaboration and License Agreement with a pharmaceutical company. Effective April 2002 this agreement was terminated in its entirety. In connection with the termination, the Company has recorded a liability of $790,000 which is payable upon the achievement of certain regulatory milestones as defined in the agreement.

Litigation

On November 5, 2003 the Company settled a lawsuit with a former employee regarding issuance of restricted stock. The former employee was awarded 13,250 shares of common stock. The Company has recorded a non-cash compensation charge of $141,000 in connection with the issuance of the stock, which is included in general and administrative expense on the accompanying consolidated statements of operations.

From time to time, the Company may be a party to actions and claims arising from the normal course of its business. The Company will vigorously defend actions and claims against it. To the best of the Company’s knowledge, there are no material suits or claims pending or threatened against the Company.

9.	Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. At the present time, the Company does not provide matching contributions to the plan.

10.	Subsequent Events

In January 2004, the Company received gross proceeds of approximately $24.2 million from the sale of 2,755,695 shares of its Common Stock and netted approximately $22.3 million after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50 million of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its lead compound, Combretastatin A4 Prodrug (CA4P), in both oncology and ophthalmology.

11.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003: (Amounts in thousands)

	Three months ended,
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
License revenue	$—	$—	$—	$—

Net loss	(4,171)	(2,740)	(1,664)	(2,438)
Basic and diluted net loss per share	$(0.35)	$(0.23)	$(0.14)	$(0.19)

	Three months ended,
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
License revenue	$20	$—	$—	$10

Net loss	(1,476)	(1,849)	(3,354)	(1,689)
Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.24)	$(0.12)