Form 10-Q
period 2004-03-31
OXIGENE INC
filed 2004-05-05
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 23, 2004, there were 16,725,166 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s history of losses, anticipated continuing losses and uncertainty of future profitability; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,655	$878
Available-for-sale securities	25,370	17,694
Restricted cash	—	364
Prepaid expenses	619	27
Other	22	22

Total current assets	39,666	18,985
Furniture and fixtures, equipment and leasehold improvements	920	905
Accumulated depreciation	(868)	(861)

	52	44
License agreements, net of accumulated amortization of $455 and $430 at March 31, 2004 and December 31, 2003, respectively	1,044	1,069
Deposits	118	107

Total assets	$40,880	$20,205

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$158	$155
Accounts payable	1,435	1,546
Accrued research and development	1,536	1,294
Accrued other	612	740

Total current liabilities	3,741	3,735

Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 16,725 shares at March 31, 2004 and 13,994 shares at December 31, 2003, issued and outstanding	167	140
Additional paid-in capital	119,607	97,674
Accumulated deficit	(82,084)	(80,022)
Accumulated other comprehensive income (loss)	47	(132)
Notes receivable	(372)	(962)
Deferred compensation	(226)	(228)

Total stockholders’ equity	37,139	16,470

Total liabilities and stockholders’ equity	$40,880	$20,205

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
License revenue	$7	$20

Costs and expenses:
Research and development	929	726
General and administrative	1,259	791
Amortization of license agreement	24	20

Total costs and expenses	2,212	1,537

Operating loss	(2,205)	(1,468)

Investment income	143	49
Interest expense	—	(7)
Other expense, net	—	(1)

Net loss	$(2,062)	$(1,476)

Basic and diluted net loss per common share	$(0.13)	$(0.12)

Weighted average number of common shares outstanding	16,236	12,637

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(2,062)	$(1,476)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8	38
Compensation related to issuance of options and restricted stock	76	48
Amortization of licensing agreement	24	25

Changes in operating assets and liabilities:
Restricted cash	364	—
Prepaid expenses and other current assets	(592)	(3)
Accounts payable and accrued expenses	6	(500)

Net cash used in operating activities	(2,176)	(1,868)

Investing activities:
Purchase of available-for-sale securities	(8,497)	(172)
Proceeds from sale of available-for-sale securities	1,000	—
Amount paid for license agreements	—	9
Purchase of furniture, fixtures and equipment	(15)	—
Deposits	(11)	—

Net cash used in investing activities	(7,523)	(163)

Financing activities:
Proceeds from the issuance of common stock	22,394	—
Payment of notes receivable and related interest	82	—

Net cash provided by investing activities	22,476	—
Effect of exchange rate on changes in cash	—	(37)

Net increase (decrease) in cash and cash equivalents	12,777	(2,068)
Cash and cash equivalents at beginning of period	878	3,752

Cash and cash equivalents at end of period	$13,655	$1,684

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended March 31, 2003 to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2003, which can be found at www.oxigene.com.

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

The Company also earns revenue on royalty agreements, which is recognized when payments are received due to their uncertainty. Royalty revenue of $7,000 was recognized during the three months ended March 31, 2004 that was earned as percentage of the sales generated from a third party selling a Nicoplex compound formerly owned by the Company.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash is invested in fixed income mutual funds, certificates of deposit and U.S. Government and corporate debt securities. In accordance with Statement of Financial Accounting Standard No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. Interest and dividends on securities classified as available-for-sale are included in interest income.

In accordance with OXiGENE’s current investment policy, the Company’s investments are rated at a minimum ranking of AAA by at least one Nationally Recognized Statistical Rating Organization (NRSRO). The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category. Available-for-sale securities are as follows:

	March 31, 2004	December 31, 2003
Mutual funds	$15,780	$11,359
Certificates of deposit	2,351	1,161
Government bonds
Maturing in less than 2 years	754	250
Maturing in 2 to 4 years	1,007	—
Maturing in greater than 4 years	1,012	1,003

Subtotal government bonds	2,773	1,253

Corporate bonds
Maturing in less than 2 years	1,466	705
Maturing in 2 to 4 years	1,767	2,239
Maturing in greater than 4 years	1,233	977

Subtotal corporate bonds	4,466	3,921

Total available-for-sale securities	$25,370	$17,694

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

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 1,959,000, and 591,000 at March 31, 2004, and 2003, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Reported net loss	$(2,062)	$(1,476)
Less stock-based employee compensation expense determined under the fair value method for all stock options, net of related income tax benefit	(575)	(180)
Add stock-based employee compensation included in reported net loss	39	48

Pro forma net loss	$(2,598)	$(1,608)

Reported basic and diluted loss per share	(0.13)	$(0.12)

Pro forma basic and diluted loss per share	$(0.16)	$(0.13)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2004 and 2003. During the quarter ended March 31, 2004, the Company issued 6,000 options to external consultants.

	2004	2003
Risk free interest rate	3.07%	4.53%
Expected life	4 years	4 years
Expected volatility	.950%	.790%
Dividend yield	0.00%	0.00%
Fair value	$6.05	$1.59

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

Accumulated other comprehensive income (loss) consisted of an unrealized gain on available-for-sale securities of $47,000 at March 31, 2004 and an unrealized (loss) on available-for-sale securities of $132,000 at December 31, 2003.

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(2,062)	$(1,476)
Unrealized gains	180	18

Comprehensive loss	$(1,882)	$(1,458)

2. Stockholders’ Equity

In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company’s common stock. A total of 1,109,571 options were subsequently cancelled. The Company replaced the cancelled options with new shares of stock issued under two restricted stock plans. New shares were issued under the Compensation Award Stock Program adopted in 2002, where a total of 821,030 shares of Common

Stock were issued to directors. In addition, under the Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. During the three months ended March 31, 2004 and 2003, the Company recognized compensation expense of approximately $39,000 and $48,000, respectively, in connection with the Restricted Stock Program awards. Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory notes will accrue interest at a rate of 10% per year. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. There remains approximately $55,000 outstanding from these notes which are due in January 2005.

Certain stock options were exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. During the quarter ended March 31, 2004, approximately $514,000 of notes and accrued interest were forfeited, leaving approximately $318,000 outstanding at March 31, 2004. The notes become due on various dates from 2004 through 2006.

In January 2004, the Company received gross proceeds of approximately $24.2 million from the sale of 2,755,695 shares of its Common Stock and received net proceeds of approximately $22.3 million after the deduction of fees and expenses, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50 million of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its lead compound, Combretastatin A4 Prodrug (CA4P), in both oncology and ophthalmology.

During the three months ended March 31, 2004, the Company recognized stock-based compensation expense of approximately $36,000 in connection with options issued to non-employees. No compensation expense was recognized for the three-month period ended March 31, 2003 as the exercise price was above the period end closing market price for the Company’s common stock.

3. Leases

In March 2004, the Company entered into a sublease agreement to occupy an additional 3,300 square feet of office space at its 230 Third Avenue in Waltham, Massachusetts headquarters with a term of 18 months. Lease payments will amount to $79,200 over the lease term.

4. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and in December 2003 issued a revised FIN 46 (FIN 46R) which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special-purpose entities. The consolidation requirements will apply to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 and FIN 46R did not have a significant impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and 2003 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

OXiGENE has devoted substantially all of its efforts and resources to date to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations. OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies, due to its use of strategic collaborations for the conduct of its research and its limited internal staff. The Company’s primary research and development activities relate to its compound CA4P for use in the treatment of various forms of cancer. More recently, the Company has expanded its research and development activities to include clinical trials of CA4P in ophthalmology. The Company does expect research and development expenditures to increase over the coming year as it expands its clinical trial activities with respect to CA4P and its other compounds in development.

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

OXiGENE has generated a cumulative net loss of approximately $82 million for the period from its inception through March 31, 2004. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; the Company currently has no material amount of licensing or other fee income. As of March 31, 2004, OXiGENE had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended March 31, 2004 and 2003

The Company reported $7,000 and $20,000 in license revenue for the three months ended March 31, 2004 and 2003, respectively. The amounts received are in connection with the license of its nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.

Costs and expenses

Three Months Ended March 31, 2004 and 2003

Total costs and expenses for the three months ended March 31, 2004 and 2003 amounted to approximately $2.2 million and $1.5 million, respectively.

Research and development expenses increased to approximately $929,000 during the three months ended March 31, 2004 from approximately $726,000 for the comparable 2003 period. The increase of approximately $203,000 was primarily attributable to expenses relating to increased levels of activity under the Company’s pre-clinical and clinical trials for CA4P and development costs associated with OXi4503, the Company’s two lead compounds.

General and administrative expenses for the three months ended March 31, 2004 increased to approximately $1,259,000 from $791,000 for the comparable 2003 period. The increase of approximately $468,000 was attributable to increased salaries and fees in connection with the Company’s efforts to attract and retain Company management, increased professional service fees and a one-time favorable adjustment in the fiscal 2003 period in connection with a settlement with a related party.

Other income and expenses

Investment income increased to approximately $143,000 in the three-month period ended March 31, 2004 compared to approximately $49,000 in the three month period ended March 31, 2003. The increase is due primarily to higher average cash and cash equivalent and available-for-sale securities balances in the 2004 period.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of March 31, 2004, the Company had an accumulated deficit of approximately $82 million. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash, cash equivalents and available-for-sale securities of approximately $39 million at March 31, 2004, compared to approximately $18.9 million at December 31, 2003. In the three-month period ended March 31, 2004, the Company experienced an increase in cash and cash equivalents of $12.8 million. The increase in cash and cash equivalents is due to cash provided by financing activities of $22.5 million, offset in part by, cash used in operating activities of $2.2 million and cash used in investing activities of $7.5 million.

The net cash provided by financing activities of $22.5 million is attributable to proceeds from the issuance of common stock of $22.4 million, of which $22.3 million is attributable to proceeds from the sale of 2,755,695 shares of its common stock in January 2004, pursuant to a takedown from a shelf registration on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $53,000 is attributable to proceeds from the exercise of options and proceeds from the receipt of payments on outstanding notes receivable of $82,000. The Company plans to use the proceeds of its common stock offering to accelerate the development of its lead compounds in both oncology and ophthalmology.

Cash used in operating activities of $2.2 million is primarily attributable to the net loss of $2.1 million and an increase in prepaid expenses of $591,000 in connection with upcoming pre-clinical development programs, offset by the receipt of amounts previously in a restricted cash account of $364,000.

The net cash used in investing activities of $7.5 million is primarily attributable to the purchase of available-for-sale securities of $8.5 million, offset by proceeds from the sale of available-for-sale securities of $1 million.

In December 2003, the Company executed two agreements with a pre-clinical testing service contractor for a combined total of approximately $956,000. Payments are made upon the completion of milestones as defined in the agreements. The studies are expected to begin in the second quarter of 2004. Should the Company terminate work on these studies, it would be obligated for costs incurred to the date of termination by the contractor.

In March 2004, the Company entered into a sublease agreement to occupy an additional 3,300 square feet of office space at its 230 Third Avenue in Waltham, Massachusetts headquarters with a term of 18 months. Lease payments will amount to $79,200 over the lease term.

The Company is a biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer and certain ocular diseases. This requires substantial amounts of cash from product conception to potential commercialization over a number of years. The Company expects to continue to incur significant losses from operations and anticipates that cash and cash equivalent balances will decrease as it attempts to commercialize the technologies and compounds it is currently working on. The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes payments to the University of Lund and Baylor University based on annual agreements of amounts to be funded for basic research. Generally, the Company’s payments to its clinical investigators include an upfront payment and additional payments upon the completion of milestones as defined in the agreements. The Company expects that it will not generate meaningful revenue in fiscal 2004 and beyond, if at all, unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

The Company anticipates that its cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy the Company’s projected cash requirements for approximately the next four years of operation. The Company has focused and streamlined its research and development programs. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

If its existing funds are not sufficient to continue operations, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of March 31, 2004.

The following table presents our contractual obligations and commercial commitments as of March 31, 2004:

		Payments due by period (All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
License Agreement Payable	$158	$158	$—	$—	$—
Bristol Myers Squibb Termination Agreement	790	790	—	—	—
Operating leases	2,678	440	860	838	540

Total contractual cash obligations	$3,626	$1,388	$860	$838	$540

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

Revenue Recognition

The Company believes that one of the more effective ways of working towards its goal of commercializing its technology is to enter into out-licensing collaborations with third parties. Historically, such collaborations have generally provided for the Company’s partners to make up-front payments, make additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties. Such agreements typically provide for the development, manufacturing and commercialization responsibilities by the partner related to the Company’s drug candidates. Under these agreements, the Company administers and participates in several aspects of the development of its drug candidate, CA4P.

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

The Company has capitalized the costs of acquiring licenses related to its exclusive License Agreement for the commercial development, use and sale of products or services covered by patent rights related to Combretastatin owned by Arizona State University. The present value of the amount payable under the License Agreement has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company also is required to pay royalties on future net sales of products relating to these patent rights.

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases and conditions for which the Company is currently conducting or planning to conduct clinical trials. During the fourth quarter of 2003, the Company performed this impairment analysis, which indicated that the net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. Accordingly, the Company is not aware of any impairment of this asset at March 31, 2004.

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

R&D DISCLOSURE

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For 2004 and 2003, however, the Company estimates that the majority of the research and development expense was related to sub-contract clinical expense and employee salaries related to the research and development of its lead vascular targeting agent compound, Combretastatin and the next generation of VTAs in the oncology and ophthalmology areas. Specific amounts and timelines for the completion of development of its existing compounds being developed have not been determined. However, the Company expects that it will take several years and several million dollars to continue the development of its existing compounds currently in clinical trials.

Tax Matters

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $99 million for U.S. and foreign income tax purposes, of which approximately $58.7 million expires for U.S. tax purposes through 2023. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

At March 31, 2004, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Amended and Restated By-laws of OXiGENE, Inc.

10.1	Employment Agreement between OXiGENE, Inc. and James B. Murphy entered into as of February 23, 2004.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 15, 2004, the Company filed a Current Report on Form 8-K including a press release under Item 5 of Form 8-K to announce that it will receive $24.2 million from a direct placement of 2,755,695 shares of its common stock pursuant to its effective registration statement.

On February 12, 2004, the Company furnished a Current Report on Form 8-K including a press release under Item 12 of Form 8-K to report its financial results for the fourth quarter ended December 31, 2003.

On April 28, 2004, the Company furnished a Current Report on Form 8-K including a press release under Item 12 of Form 8-K to report its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: May 5, 2004	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll President and Chief Executive Office

Date: May 5, 2004	By:	/s/ James B. Murphy
James B. Murphy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-laws of OXiGENE, Inc.

10.1	Employment Agreement between OXiGENE, Inc. and James B. Murphy entered into as of February 23, 2004.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.