Form 10-Q
period 2004-06-30
OXIGENE INC
filed 2004-07-30
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 16, 2004, there were 16,725,166 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,284	$878
Available-for-sale securities	25,241	17,694
Restricted cash	—	364
Prepaid expenses	349	27
Other	43	22

Total current assets	35,917	18,985
Furniture and fixtures, equipment and leasehold improvements	922	905
Accumulated depreciation	(874)	(861)

	48	44
License agreements, net of accumulated amortization of $480 and $430 at June 30, 2004 and December 31, 2003, respectively	1,020	1,069
Deposits	112	107

Total assets	$37,097	$20,205

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable—current portion	$—	$155
Accounts payable	1,045	1,546
Accrued research and development	1,368	1,294
Accrued other	726	740

Total current liabilities	3,139	3,735

Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 16,725 shares at June 30, 2004 and 13,994 shares at December 31, 2003, issued and outstanding	167	140
Additional paid-in capital	119,564	97,674
Accumulated deficit	(84,887)	(80,022)
Accumulated other comprehensive loss	(365)	(132)
Notes receivable	(377)	(962)
Deferred compensation	(144)	(228)

Total stockholders’ equity	33,958	16,470

Total liabilities and stockholders’ equity	$37,097	$20,205

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
License revenue	$—	$—	$7	$20

Costs and expenses:
Research and development	1,846	397	2,774	1,123
General and administrative	1,072	1,454	2,332	2,242
Amortization of license agreement	24	25	48	45

Total costs and expenses	2,942	1,876	5,154	3,410

Operating loss	(2,942)	(1,876)	(5,147)	(3,390)

Investment income	138	45	281	94
Interest expense	—	(18)	—	(25)
Other income (expense), net	1	—	1	(1)

Net loss	$(2,803)	$(1,849)	$(4,865)	$(3,322)

Basic and diluted net loss per common share	$(0.17)	$(0.15)	$(0.30)	$(0.26)

Weighted average number of common shares outstanding	16,669	12,758	16,452	12,603

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(4,865)	$(3,322)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	14	276
Compensation related to issuance of options and restricted stock	93	224
Amortization of licensing agreement	48	45

Changes in operating assets and liabilities:
Restricted cash	364	—
Prepaid expenses and other current assets	(343)	(136)
Accounts payable and accrued expenses	(441)	(439)

Net cash used in operating activities	(5,130)	(3,352)

Investing activities:
Purchase of available-for-sale securities	(9,780)	(3,410)
Proceeds from sale of available-for-sale securities	2,000	291
Amount paid for license agreements	(155)	(133)
Purchase of furniture, fixtures and equipment	(17)	(8)
Deposits	(4)	(1)

Net cash used in investing activities	(7,956)	(3,261)

Financing activities:
Proceeds from the issuance of common stock	22,410	13,981
Payment of notes receivable and related interest	82	517

Net cash provided by financing activities	22,492	14,498
Effect of exchange rate on changes in cash	—	6

Net increase in cash and cash equivalents	9,406	7,891
Cash and cash equivalents at beginning of period	878	3,752

Cash and cash equivalents at end of period	$10,284	$11,643

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earnings process is complete; the amounts received or receivable are not refundable; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.

Currently, the Company does not have any products available for sale. The only source for potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized on this agreement when payments are received due to the uncertainty of the timing of sales of products or services. License revenue of $7,000 was recognized during the six months ended June 30, 2004 in connection with this out-license arrangement.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash is invested in fixed income mutual funds, certificates of deposit and U.S. Government and corporate debt securities. In accordance with Statement of Financial Accounting Standard No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary along with interest and dividends on securities classified as available-for-sale are included in investment income.

In accordance with OXiGENE’s current investment policy, the Company’s investment objectives include the preservation of capital and the maintenance of liquidity, while seeking investments that deliver a suitable return in relationship to these guidelines. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return. Available-for-sale securities are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Fixed income mutual funds	$14,541	$11,359
Certificates of deposit	3,118	1,161
Government bonds
Maturing in less than 2 years	743	250
Maturing in 2 to 4 years	1,482	—
Maturing in greater than 4 years	987	1,003

Subtotal government bonds	3,212	1,253
Corporate bonds
Maturing in less than 2 years	1,443	705
Maturing in 2 to 4 years	2,453	2,239
Maturing in greater than 4 years	474	977

Subtotal corporate bonds	4,370	3,921

Total available-for-sale securities	$25,241	$17,694

Accrued Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. External costs consist of amounts paid to outside service providers and fees paid to consultants. The majority of the Company’s research and development expenses involve arrangements with outside service providers. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts to perform clinical trials are accrued as the activities on which the service is based are completed consistent with the terms of reimbursement. Upon termination of such contracts, the Company is normally only liable for costs incurred to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any of the relevant times.

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 1,979,750 and 1,185,350 at June 30, 2004, and 2003, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Reported net loss	$(2,803)	$(1,849)	$(4,865)	$(3,322)

Less stock-based employee compensation expense determined under the fair value method for all stock options	(495)	(72)	(1,070)	(253)

Add stock-based employee compensation included in reported net loss	26	21	64	69

Pro forma net loss	$(3,272)	$(1,900)	$(5,871)	$(3,506)

Reported basic and diluted loss per share	$(0.17)	$(0.15)	$(0.30)	$(0.26)

Pro forma basic and diluted loss per share	$(0.20)	$(0.15)	$(0.36)	$(0.28)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2004 and 2003.

	2004	2003
Risk free interest rate	2.03%	2.87%
Expected life	4 years	4 years
Expected volatility	95%	79%
Dividend yield	0.00%	0.00%
Fair value	$6.01	$2.80

During the six months ended June 30, 2004, the Company issued 6,000 options to external consultants. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

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

Accumulated other comprehensive loss consisted of an unrealized (loss) on available-for-sale securities of ($365,000) at June 30, 2004 and an unrealized (loss) on available-for-sale securities of ($132,000) at December 31, 2003.

A reconciliation of comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net loss as reported	$(2,803)	$(1,849)	$(4,865)	$(3,322)

Unrealized gains (losses)	(412)	3	(233)	21
Foreign currency translation adjustment	—	5	—	5

Comprehensive loss	$(3,215)	$(1,841)	$(5,098)	$(3,296)

2. Stockholders’ Equity

In January 2002 the Company replaced a total of 1,109,571 cancelled options with new shares of stock issued under two restricted stock plans. New shares were issued under a Compensation Award Stock Program adopted in 2002, in which a total of 821,030 shares of Common Stock were issued to directors. In addition, under a Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. During the three months ended June 30, 2004 and 2003, the Company recognized compensation expense of approximately $26,000 and $21,000, respectively, in connection with the Restricted Stock Program awards. During the six months ended June 30, 2004 and 2003, the Company recognized compensation expense of approximately $64,000 and $69,000, respectively, in connection with the Restricted Stock Program awards. Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans were evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrue interest at a rate of 10% per year. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. There remains approximately $55,000 outstanding from these notes which are due in January 2005.

Certain stock options have been exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. During the six months ended June 30, 2004, approximately $514,000 of notes and accrued interest were forfeited, leaving approximately $322,000 of notes and accrued interest outstanding at June 30, 2004. The notes become due on various dates from 2004 through 2006.

In January 2004, the Company received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of its Common Stock and received net proceeds of approximately $22,300,000 after the deduction of fees and expenses, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its lead compound, Combretastatin A4 Prodrug (CA4P), in both oncology and ophthalmology.

During the three and six months ended June 30, 2004 and 2003, the Company recorded $0 and $63,000, respectively, in compensation expense in connection with Stock Appreciation Rights (“SARs”) pursuant to the Company’s Stock Incentive Plan. All outstanding SAR’s expired in December 2003.

During the six months ended June 30, 2004 and 2003, the Company recognized stock-based compensation expense of approximately $28,000 and $113,000, respectively, in connection with options issued to non-employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and 2003 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

OXiGENE has devoted substantially all of its efforts and resources to date to research and development conducted on its own behalf and through strategic collaborations with clinical institutions, universities and other research organizations. OXiGENE believes that its research and development expenditures have been somewhat lower than those of other comparable biopharmaceutical companies, due to its use of strategic collaborations for the conduct of its research and its limited internal staff. The Company’s primary research and development activities relate to its compound CA4P for use in the treatment of various forms of cancer. More recently, the Company has expanded its research and development activities to include clinical trials of CA4P in ophthalmology. The Company does expect research and development expenditures to continue to increase over the coming year as it expands its clinical trial activities with respect to CA4P and its other compounds in development.

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

OXiGENE has generated a cumulative net loss of approximately $84,887,000 for the period from its inception through June 30, 2004. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE’s working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; the Company currently has no material amount of licensing or other fee income. As of June 30, 2004, OXiGENE had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended June 30, 2004 and 2003

For the three months ended June 30, 2004 and June 30, 2003 the Company did not report any license revenue. Currently, the Company’s only source of revenue is from the license to a third party of its formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.

The Company is not expected to generate material revenue or fee income unless it enters into a major licensing arrangement.

Six Months Ended June 30, 2004 and 2003

The Company reported $7,000 and $20,000 in license revenue for the six months ended June 30, 2004 and 2003, respectively. The amounts received are in connection with the license to a third party of its formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.

Costs and expenses

Three Months Ended June 30, 2004 and 2003

Total costs and expenses for the three months ended June 30, 2004 and 2003 amounted to approximately $2,942,000 and $1,876,000, respectively.

Research and development expenses were approximately $1,846,000 during the three months ended June 30, 2004 and were approximately $397,000 for the comparable 2003 period, an increase of approximately $1,449,000 or 365%. The increase was primarily attributable to increased contracted research expenses relating to increased levels of activity under the Company’s pre-clinical and clinical trials for CA4P and development costs associated with OXi4503, the Company’s two lead compounds, and to a lesser extent, additional salaries and travel expenses in connection with managing these additional programs.

General and administrative expenses for the three months ended June 30, 2004 were approximately $1,072,000 and were $1,454,000 for the comparable 2003 period, a decrease of approximately $382,000 or 26%. The decrease is primarily attributable to reductions in depreciation expense, equity-related compensation expense, professional service fees and rent expense offset in part by an increase in salaries and benefits.

Six Months Ended June 30, 2004 and 2003

Total costs and expenses for the six months ended June 30, 2004 and 2003 amounted to approximately $5,154,000 and $3,410,000 respectively.

Research and development expenses were approximately $2,774,000 during the six months ended June 30, 2004 and were approximately $1,123,000 for the comparable 2003 period, an increase of approximately $1,651,000 or 147%. The increase was primarily attributable to expenses relating to increased levels of activity under the Company’s pre-clinical and clinical trials for CA4P and development costs associated with OXi4503, the Company’s two lead compounds, and to a lesser extent, additional salaries and travel expenses in connection with managing these additional programs.

General and administrative expenses for the six months ended June 30, 2004 were approximately $2,332,000 and were $2,242,000 for the comparable 2003 period, an increase of approximately $90,000 or 4%. The increase was attributable to increased salaries and professional service fees offset in part by reductions in depreciation expense, equity-related compensation expense and rent expense.

Other income and expenses

Investment income increased to approximately $138,000 in the three-month period ended June 30, 2004 compared to approximately $45,000 in the three month period ended June 30, 2003. Investment income increased to approximately $281,000 in the six-month period ended June 30, 2004 compared to approximately $94,000 in the six-month period ended June 30, 2003. The increases in both the three and six-month periods are due primarily to higher average cash and cash equivalent and available-for-sale securities balances in the 2004 periods.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of June 30, 2004, the Company had an accumulated deficit of approximately $84,887,000. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash, cash equivalents and available-for-sale securities of approximately $35,525,000 at June 30, 2004, compared to approximately $18,936,000, which included restricted cash, at December 31, 2003. In the six-month period ended June 30, 2004, the Company experienced an increase in cash and cash equivalents of $9,406,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $22,492,000, offset in part by cash used in operating activities of $5,130,000 and cash used in investing activities of $7,956,000.

The net cash provided by financing activities of $22,492,000 is attributable to proceeds from the issuance of common stock of $22,410,000 and proceeds from the receipt of payments on outstanding notes receivable of $82,000. Of the proceeds attributable to the issuance of common stock, $22,357,000 is attributable to proceeds from the sale of 2,755,695 shares of the Company’s common stock in January 2004, pursuant to a takedown from a shelf registration on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $53,000 is attributable to proceeds from the exercise of options. The Company has been using the proceeds of its common stock offering to accelerate the development of its lead compounds in both oncology and ophthalmology.

Cash used in operating activities of $5,130,000 is primarily attributable to the net loss of $4,865,000, an increase in prepaid expenses of $343,000 in connection with upcoming pre-clinical development programs and insurance and a reduction in accounts payable and accrued expenses of $441,000, offset by the receipt of amounts previously held in a restricted cash account of $364,000 and non-cash charges totaling $155,000.

The net cash used in investing activities of $7,956,000 is primarily attributable to the purchase of available-for-sale securities of $9,780,000 and, to a lesser extent, $155,000 paid for license agreements, offset by proceeds from the sale of available-for-sale securities of $2,000,000.

In March 2004, the Company entered into a sublease agreement to occupy an additional 3,300 square feet of office space at its headquarters located at 230 Third Avenue in Waltham, Massachusetts, with a term of 18 months. Lease payments will amount to $79,200 over the lease term.

The Company is a biopharmaceutical company engaged principally in the research and development of products for use in the treatment of cancer and certain ocular diseases. This requires substantial amounts of cash from product conception to potential commercialization over a number of years. The Company expects to continue to incur significant losses from operations and anticipates that cash and cash equivalent balances will decrease as it attempts to commercialize the technologies and compounds it is currently working on. The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes payments to the University of Lund and Baylor University based on annual agreements of amounts to be funded for basic research. Generally, the Company’s payments to its clinical investigators include an upfront payment and additional payments upon the completion of milestones as defined in the agreements. The Company expects that it will not generate meaningful revenue in fiscal 2004 and beyond, if at all, unless and until the Company enters into new collaborations providing for funding, whether through the payment of licensing fees, up-front payments or otherwise.

The Company estimates that its cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy the Company’s projected cash requirements for approximately the next 36 months of operation. The Company has focused and streamlined its research and development programs. However, the Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of its VTAs under development, including CA4P, its lead Combretastatin based compound; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any currently unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

If its existing funds are not sufficient to continue operations, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of June 30, 2004.

The following table presents our contractual obligations and commercial commitments as of June 30, 2004:

	Total	Payments due by period (All amounts in thousands)
		Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical and clinical development commitments	2,790	2,626	130	34	—
Operating leases	2,570	443	856	812	459

Total contractual cash obligations	$5,360	$3,069	$986	$846	$459

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical:

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

The Company evaluates its intangibles for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts an impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases and conditions for which the Company is currently conducting or planning to conduct clinical trials. During the fourth quarter of 2003, the Company performed this impairment analysis, which indicated that the net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. The Company is not aware of any impairment of this asset at June 30, 2004.

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

Tax Matters

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $99,000,000 for U.S. and foreign income tax purposes, of which approximately $58,700,000 expires for U.S. tax purposes through 2023. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2004, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to OXiGENE is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In addition, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 17, 2004, the Company held its Annual Meeting of Stockholders (the “Meeting”). On April 23, 2004, the record date for the meeting, there were 17,074,724 shares of outstanding Common Stock of the Company that could be voted at the Meeting. A total of 15,404,488 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, Frederick W. Driscoll, Arthur B. Laffer, William N. Shiebler, Per-Olof Soderberg and J. Richard Zecher were elected by plurality as follows:

	FOR	Withhold Authority
Name of Director	Number of Shares	Number of Shares
Joel-Tomas Citron	15,194,840	209,648
Frederick W. Driscoll	15,194,840	209,648
Arthur B. Laffer	15,106,664	297,824
William N. Shiebler	14,803,526	600,962
Per-Olof Soderberg	15,194,840	209,648
J. Richard Zecher	15,194,840	209,648

At the Meeting, the Company’s stockholders also approved an amendment to the 1996 Stock Incentive Plan to increase from 1,500,000 to 2,500,000 the number of shares of common stock authorized for issuance under the Plan, with 4,168,633 votes cast in favor, 472,444 against and 33,370 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Office Lease, dated August 8, 2003, between the Registrant and The Realty Associates Fund III.

10.2	Office Sublease, dated March 16, 2004, between the Registrant and Schwartz Communications, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXIGENE, INC. (Registrant)

Date: July 30, 2004	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll President and Chief Executive Officer

Date: July 30, 2004	By:	/s/ James B. Murphy
James B. Murphy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Office Lease, dated August 8, 2003, between the Registrant and The Realty Associates Fund III.

10.2	Office Sublease, dated March 16, 2004, between the Registrant and Schwartz Communications, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.