Form 10-Q
period 2004-09-30
OXIGENE INC
filed 2004-11-02
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No☐

As of October 15, 2004, there were 16,723,166 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s history of losses, anticipated continuing losses and uncertainty of future profitability; the early stage of product development; uncertainties as to the success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technologies and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,414	$878
Available-for-sale securities	19,824	17,694
Restricted cash	—	364
Prepaid expenses	110	27
Other	28	22

Total current assets	33,376	18,985
Furniture and fixtures, equipment and leasehold improvements	953	905
Accumulated depreciation	(880)	(861)

	73	44
License agreements, net of accumulated amortization of $503 and $430 at September 30, 2004 and December 31, 2003, respectively	996	1,069
Deposits	112	107

Total assets	$34,557	$20,205

Liabilities and stockholders’ equity
Current liabilities:
License agreement payable	$—	$155
Accounts payable	1,246	1,546
Accrued research and development	1,139	1,294
Accrued other	885	740

Total current liabilities	3,270	3,735
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 16,723 shares at September 30, 2004 and 13,994 shares at December 31, 2003, issued and outstanding	167	140
Additional paid-in capital	119,594	97,674
Accumulated deficit	(87,796)	(80,022)
Accumulated other comprehensive loss	(170)	(132)
Notes receivable	(380)	(962)
Deferred compensation	(128)	(228)

Total stockholders’ equity	31,287	16,470

Total liabilities and stockholders’ equity	$34,557	$20,205

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
License revenue	$—	$—	$7	$20
Costs and expenses:
Research and development	1,813	1,385	4,587	2,508
General and administrative	1,209	2,017	3,541	4,259
Amortization of license agreement	24	24	73	69

Total costs and expenses	3,046	3,426	8,201	6,836

Operating loss	(3,046)	(3,426)	(8,194)	(6,816)
Investment income	140	78	421	172
Interest expense	—	(6)	—	(31)
Other income (expense), net	(4)	—	(2)	(1)

Net loss	$(2,910)	$(3,354)	$(7,775)	$(6,676)

Basic and diluted net loss per common share	$(0.17)	$(0.24)	$(0.47)	$(0.53)

Weighted average number of common shares outstanding	16,668	14,007	16,524	12,611

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:

Net loss	$(7,775)	$(6,676)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	19	472
Compensation related to issuance of options and restricted stock	136	496
Amortization of licensing agreement	73	70
Loss on sublease agreement	—	589
Changes in operating assets and liabilities:
Restricted cash	364	(362)
Prepaid expenses and other current assets	(89)	(54)
Accounts payable and accrued expenses	(310)	(422)

Net cash used in operating activities	(7,582)	(5,887)

Investing activities:

Purchase of available-for-sale securities	(9,777)	(9,379)
Proceeds from sale of available-for-sale securities	7,609	291
Amount paid for license agreements	(155)	(136)
Purchase of furniture, fixtures and equipment	(48)	(10)
Deposits	(4)	(49)

Net cash used in investing activities	(2,375)	(9,283)

Financing activities:

Proceeds from the issuance of common stock	22,411	14,397
Payment of notes receivable and related interest	82	521

Net cash provided by financing activities	22,493	14,918
Effect of exchange rate on changes in cash	—	1

Net increase (decrease) in cash and cash equivalents	12,536	(251)
Cash and cash equivalents at beginning of period	878	3,752

Cash and cash equivalents at end of period	$13,414	$3,501

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Currently, the Company does not have any products available for sale. The only source for potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services. License revenue of $7,000 was recognized during the nine months ended September 30, 2004 compared to license revenue of $20,000 for the nine months ended September 30, 2003 in connection with this out-license arrangement.

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

	September 30, 2004	December 31, 2003
	(In thousands)
Fixed income mutual funds	$9,343	$11,359
Certificates of deposit	2,833	1,161
Government bonds
Maturing in less than 2 years	746	250
Maturing in 2 to 4 years	1,497	—
Maturing in greater than 4 years	1,001	1,003

Subtotal government bonds	3,244	1,253
Corporate bonds
Maturing in less than 2 years	2,437	705
Maturing in 2 to 4 years	1,480	2,239
Maturing in greater than 4 years	487	977

Subtotal corporate bonds	4,404	3,921

Total available-for-sale securities	$19,824	$17,694

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

Net Loss Per Share

Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 2,140,250 and 1,507,100 at September 30, 2004, and 2003, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Reported net loss	$(2,910)	$(3,354)	$(7,775)	$(6,676)
Less stock-based employee compensation expense determined under the fair value method for all stock options	(569)	(127)	(1,639)	(357)
Add stock-based employee compensation included in reported net loss	32	31	97	93

Pro forma net loss	$(3,447)	$(3,450)	$(9,317)	$(6,940)

Reported basic and diluted loss per share	$(0.17)	$(0.24)	$(0.47)	$(0.53)

Pro forma basic and diluted loss per share	$(0.21)	$(0.25)	$(0.56)	$(0.55)

Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2004 and 2003.

	2004	2003
Risk free interest rate	2.56%	2.81%
Expected life	4 years	4 years
Expected volatility	95%	79%
Dividend yield	0.00%	0.00%
Fair value	$4.17	$4.18

During the nine months ended September 30, 2004, the Company issued 12,000 options to external consultants. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

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

Accumulated other comprehensive loss consisted of an unrealized (loss) on available-for-sale securities of ($170,000) at September 30, 2004 and an unrealized (loss) on available-for-sale securities of ($132,000) at December 31, 2003.

A reconciliation of comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net loss as reported	$(2,910)	$(3,354)	$(7,775)	$(6,676)
Unrealized gains (losses)	195	(111)	(38)	(90)
Foreign currency translation adjustment	—	2	—	7

Comprehensive loss	$(2,715)	$(3,463)	$(7,813)	$(6,759)

2.    Stockholders’ Equity

In January 2002 the Company replaced a total of 1,109,571 cancelled options with new shares of stock issued under two restricted stock plans. New shares were issued under a Compensation Award Stock Program adopted in 2002, in which a total of 821,030 shares of Common Stock were issued to directors. In addition, under a Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. During the three months ended September 30, 2004 and 2003, the Company recognized compensation expense of approximately $32,000 and $48,000, respectively, in connection with the Restricted Stock Program awards. During the nine months ended September 30, 2004 and 2003, the Company recognized compensation expense of approximately $97,000 and $143,000, respectively, in connection with the Restricted Stock Program awards. Under the terms of both programs, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrue interest at a rate of 10% per year. The principal amounts, together with accrued interest on the principal amounts to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. There remains approximately $57,000 outstanding from these notes which are due in January 2005.

Certain stock options have been exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. During the nine months ended September 30, 2004, approximately $516,000 of notes and accrued interest were cancelled, leaving approximately $323,000 of notes and accrued interest outstanding at September 30, 2004. The notes become due on various dates from 2005 through 2006.

In January 2004, the Company received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of its Common Stock and received net proceeds of approximately $22,357,000 after the deduction of fees and expenses, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its lead compound, Combretastatin A4 Prodrug (CA4P), in both oncology and ophthalmology, as well as develop its OXi4503 compound.

During the three months ended September 30, 2004 and 2003, the Company recorded $0 and $39,000, respectively, in compensation expense in connection with Stock Appreciation Rights (“SARs”) pursuant to the Company’s Stock Incentive Plan. During the nine months ended September 30, 2004 and 2003, the Company recorded $0 and $102,000, respectively, in compensation expense in connection with SARs. All outstanding SAR’s expired in December 2003.

During the three months ended September 30, 2004 and 2003, the Company recognized stock-based compensation expense of approximately $11,000 and $93,000, respectively, in connection with options issued to non-employees. During the nine months ended September 30, 2004 and 2003, the Company recognized stock-based compensation expense of approximately $39,000 and $206,000, respectively, in connection with options issued to non-employees.

3.    Leases

In March 2004, the Company entered into a sublease agreement to occupy an additional 3,300 square feet of office space at its 230 Third Avenue in Waltham, Massachusetts headquarters with a term of 18 months. Lease payments will amount to $79,200 over the lease term.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and 2003 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company’s failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would have a material adverse affect on its business, financial condition and results of operations. Royalties or other revenue generated for the Company from commercial sales of the Company’s potential products are not expected for several years, if at all.

OXiGENE has generated a cumulative net loss of approximately $87,796,000 for the period from its inception through September 30, 2004. OXiGENE expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of OXiGENE’s working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options; the Company currently has no material amount of licensing or other fee income. As of September 30, 2004, OXiGENE had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004 and September 30, 2003 the Company did not report any license revenue. Currently, the Company’s only source of revenue is from the license to a third party of its formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. The Company does not expect to generate material revenue or fee income unless it enters into a major licensing arrangement.

Nine Months Ended September 30, 2004 and 2003

The Company reported $7,000 and $20,000 in license revenue for the nine months ended September 30, 2004 and 2003, respectively. The amounts received are in connection with the license to a third party of its formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.

Costs and expenses

Three Months Ended September 30, 2004 and 2003

Total costs and expenses for the three months ended September 30, 2004 and 2003 amounted to approximately $3,046,000 and $3,426,000, respectively.

Research and development expenses were approximately $1,813,000 during the three months ended September 30, 2004 and were approximately $1,385,000 for the comparable 2003 period, an increase of approximately $428,000 or 31%. The increase was primarily attributable to increased contracted research expenses relating to increased levels of activity under the Company’s pre-clinical, process development and clinical trial programs for CA4P and development costs associated with OXi4503, the Company’s two lead compounds, and to a lesser extent, additional salaries and travel expenses in connection with managing these additional programs.

General and administrative expenses for the three months ended September 30, 2004 were approximately $1,209,000 and were $2,017,000 for the comparable 2003 period, a decrease of approximately $808,000 or 40%. The decrease is primarily attributable to reductions in rent expense, depreciation expense, equity-related compensation expense and consulting fees offset in part by increases in professional legal and accounting fees and salaries and benefits. In the third quarter of fiscal 2003, the Company decided to move its corporate headquarters to another facility. The Company sublet the space at its former headquarters for less than its commitment at that facility and, as a result, recorded a $600,000 charge in connection with its remaining net obligation, as well as a $200,000 charge for accelerated depreciation of leasehold improvements and equipment at this former facility. These charges did not recur in fiscal 2004.

Nine Months Ended September 30, 2004 and 2003

Total costs and expenses for the nine months ended September 30, 2004 and 2003 amounted to approximately $8,201,000 and $6,836,000, respectively.

Research and development expenses were approximately $4,587,000 during the nine months ended September 30, 2004 and were approximately $2,508,000 for the comparable 2003 period, an increase of approximately $2,079,000 or 83%. The increase is consistent with that experienced for the three-month comparable period and was primarily attributable to expenses relating to increased levels of activity under the Company’s pre-clinical, process development and clinical trial programs for CA4P and development costs associated with OXi4503, the Company’s two lead compounds, and to a lesser extent, additional salaries and travel expenses in connection with managing these additional programs.

General and administrative expenses for the nine months ended September 30, 2004 were approximately $3,541,000 and were $4,259,000 for the comparable 2003 period, a decrease of approximately $718,000 or 17%. The decrease was attributable to reductions in rent expense, depreciation expense and equity-related compensation expense, offset in part by increased salaries and professional service and advisory fees.

Other income and expenses

Investment income increased to approximately $140,000 in the three-month period ended September 30, 2004 compared to approximately $78,000 in the three-month period ended September 30, 2003. Investment income increased to approximately $421,000 in the nine-month period ended September 30, 2004 compared to approximately $172,000 in the nine-month period ended September 30, 2003. The increases in both the three and nine-month periods are due primarily to higher average cash and cash equivalent and available-for-sale securities balances in the 2004 periods.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of September 30, 2004, the Company had an accumulated deficit of approximately $87,796,000. The Company expects to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company had cash, cash equivalents and available-for-sale securities of approximately $33,238,000 at September 30, 2004, compared to approximately $18,936,000, which included restricted cash, at December 31, 2003. In the nine-month period ended September 30, 2004, the Company experienced an increase in cash and cash equivalents of $12,536,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $22,493,000, offset in part by cash used in operating activities of $7,582,000 and cash used in investing activities of $2,375,000.

The net cash provided by financing activities of $22,493,000 is attributable to proceeds from the issuance of common stock of $22,411,000 and proceeds from the receipt of payments on outstanding notes receivable of $82,000. Of the proceeds attributable to the issuance of common stock, $22,357,000 is attributable to proceeds from the sale of 2,755,695 shares of the Company’s common stock in January 2004, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $54,000 is attributable to proceeds from the exercise of options. The Company has been using the proceeds of its common stock offering to accelerate the development of its lead compounds in both oncology and ophthalmology.

Cash used in operating activities of $7,582,000 is primarily attributable to the net loss of $7,775,000, an increase in prepaid expenses of $89,000 in connection with upcoming pre-clinical development programs and insurance and a reduction in accounts payable and accrued expenses of $310,000, offset by the receipt of amounts previously held in a restricted cash account of $364,000 and non-cash charges totaling $228,000.

The net cash used in investing activities of $2,375,000 is primarily attributable to the purchase of available-for-sale securities of $9,777,000 and to a lesser extent $155,000 paid for license agreements, offset by proceeds from the sale of available-for-sale securities of $7,609,000.

In March 2004, the Company entered into a sublease agreement to occupy an additional 3,300 square feet of office space at its headquarters located at 230 Third Avenue in Waltham, Massachusetts, with a term of 18 months. Lease payments will amount to $79,200 over the lease term.

The Company is a biopharmaceutical company currently engaged principally in the research and development of products for use in the treatment of cancer and certain ocular diseases. This requires substantial amounts of cash from product conception to potential commercialization over a number of years. The Company expects to continue to incur significant losses from operations and anticipates that cash and cash equivalent balances will decrease as it attempts to commercialize the technologies and compounds it is currently working on. The Company’s policy is to seek to contain fixed expenditures by maintaining a relatively small number of employees and relying as much as possible on outside services for its research, development, pre-clinical testing and clinical trials. The Company makes payments to the University of Lund and Baylor University based on annual agreements of amounts to be funded for basic research. The Company’s payments to its clinical investigators may include an upfront payment and additional payments upon the completion of milestones as defined in the agreements. The Company expects that it will not generate meaningful revenue in fiscal 2004 and beyond, if at all, unless and until the Company enters into new collaborations providing for funding, whether through the payment of licensing fees, up-front payments or otherwise.

Based on current plans, the Company estimates that its cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy the Company’s projected cash requirements approximately through the end of fiscal 2006. The Company has focused and streamlined its research and development programs. However, should the Company’s lead product candidates proceed further into other clinical trial programs, cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of its pre-clinical testing and clinical trials of its lead product candidates under development, including CA4P, its lead Combretastatin based compound and OXi4503; the progress of the Company’s research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to developing manufacturing methods and advanced technologies; the ability of the Company to enter into licensing arrangements, including any currently unanticipated licensing arrangements that may be necessary to enable the Company to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing the Company’s patent claims, or defending the Company against possible claims of infringement by the Company of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for the Company’s products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

If its existing funds are not sufficient to continue operations, the Company would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. The Company had no material commitments for capital expenditures as of September 30, 2004.

The following table presents our contractual obligations and commercial commitments as of September 30, 2004:

		Payments due by period (All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical and clinical development commitments	2,148	2,085	63	—	—
Operating leases	2,460	444	852	785	379

Total contractual cash obligations	$4,608	$2,529	$915	$785	$379

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

Revenue Recognition

The Company believes that one of the more effective ways of working towards its goal of commercializing its technology is to enter into out-licensing collaborations with third parties. Historically, such collaborations have generally provided for the Company’s partners to make up-front payments, make additional payments upon the achievement of specific research and product development milestones, share in the costs of development and/or pay royalties. Such agreements typically provide for the development, manufacturing and commercialization responsibilities by the partner related to the Company’s drug candidates. Under these agreements, the Company may administer and participate in several aspects of the development of its drug candidate.

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

The Company evaluates its intangible assets for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed. The Company’s sole intangible asset is the net present value of its license agreement with Arizona State University. Under SFAS 144, the Company routinely conducts an impairment analysis of the amount capitalized under this license agreement based upon estimates of the possible future revenues from the sale of an approved product to treat the various diseases and conditions for which the Company is currently conducting or planning to conduct clinical trials. During the fourth quarter of 2003, the Company performed this impairment analysis, which indicated that the net cash flow from these revenues, appropriately adjusted for the risks associated with successful commercialization, was found to exceed the current carrying value of the license agreement. The Company is not aware of any impairment of this asset at September 30, 2004.

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

R&D DISCLOSURE

Members of the Company’s research and development team typically work on a number of development projects concurrently. Accordingly, the Company does not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. For 2004 and 2003, however, the Company estimates that the majority of the research and development expense was related to sub-contract development expense and employee salaries related to the research and development of its lead vascular targeting agent compound, CA4P and the next generation of VTAs in the oncology and ophthalmology areas. Specific amounts and timelines for the completion of development of its existing compounds being developed have not been determined. However, the Company expects that it will take several years and several million dollars to continue the development of its existing compounds currently in clinical trials.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2004, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4.    Controls and Procedures

Evaluation of our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to OXiGENE is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In addition, there were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

OXiGENE, INC. (Registrant)

Date: November 2, 2004	By:	/S/ FREDERICK W. DRISCOLL
Frederick W. Driscoll President and Chief Executive Officer

Date: November 2, 2004	By:	/S/ JAMES B. MURPHY
James B. Murphy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.