Form 10-K
period 2004-12-31
OXIGENE INC
filed 2005-03-15
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
Commission File Number: 0-21990

OXiGENE, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3679168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

230 Third Avenue Waltham, MA (Address of principal executive offices)	02451 (Zip Code)
Registrant’s telephone number, including area code: (781) 547-5900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $101,417,000.
      As of February 25, 2005 the aggregate number of outstanding shares of Common Stock of the registrant was 16,713,737.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
INTRODUCTION
      OXiGENE, Inc. (“OXiGENE” or the “Company”), is a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. The Company’s focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, OXiGENE has four therapeutic product candidates in various stages of clinical and preclinical development. The Company’s lead clinical compound is CA4P, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications.
Development Programs and Product Candidates
      OXiGENE’s primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted the Company an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. OXiGENE has developed two distinct technologies that are based on Combretastatins. The Company refers to the first technology as vascular targeting agents, or VTAs. OXiGENE is currently developing VTAs for indications in both oncology and ophthalmology. The Company refers to the second technology as ortho-quinone prodrugs, or OQPs. OXiGENE is currently developing OQPs for indications in oncology.

Vascular Targeting Agents, or VTAs.
      The Company’s most advanced VTA is CA4P, which is currently in multiple ongoing clinical trials in both oncology and ophthalmology, both as a single-agent and in combination with other therapies. CA4P is an inactive synthetic derivative of the natural product CA4, that becomes activated following entry into the blood stream, and then targets and damages newly formed blood vessels. Preclinical studies directed at understanding how CA4P works show that it can have dramatic effects on the shape and structural integrity of newly formed vascular endothelial cells, which are the flat and elongated cells that form the walls of blood vessels. As these endothelial cells grow and divide, new blood vessels are formed. In vitro studies have demonstrated that CA4P acts on a protein called tubulin inside the newly formed and growing endothelial cells. By binding to the tubulin, CA4P is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, resulting in physical blockage of the blood vessels. Normal healthy tissues in the body have few actively growing endothelial cells. These normal blood vessel endothelial cells have matured, and do not depend solely on tubulin for maintenance of their cell shape, and thus are not affected by CA4P.
      In oncology applications, CA4P targets newly formed abnormal blood vessels in the inner areas of the tumor that are believed to contain tumor cells that are difficult to treat with conventional cancer therapies, such as chemotherapy and radiation, as well as antibody and protein-based therapeutics. The resulting shutdown in blood flow then deprives tumor cells of oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies.
      VTAs are distinguishable from anti-angiogenesis agents, which attempt to prevent the formation of new tumor blood vessels, in that VTAs directly target the blood vessels that have already formed within tumors. The Company believes that anti-angiogenesis products, if successful, may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, OXiGENE’s preclinical studies have demonstrated that VTAs rapidly shut down blood flow within the tumor, thereby causing rapid and extensive tumor cell death. Moreover, because they affect the central regions of the tumor, they may have the potential to enhance the effectiveness of currently available cancer therapies.
      In the field of oncology, CA4P has completed four Phase I clinical trials in advanced solid tumor cancers in over 100 patients in the United States and the United Kingdom. Currently, CA4P is being studied in seven clinical trials in oncology as outlined below:

•	A Phase I/ II clinical trial in patients with advanced solid tumor cancers in combination with either of the chemotherapeutic agents carboplatin or paclitaxel;

•	A Phase II clinical trial in patients with imageable solid tumors, such as those with breast, lung or ovarian cancers, in triple combination with both carboplatin and paclitaxel therapies;

•	A Phase I/ II clinical trial in patients with advanced non-small cell lung, head & neck or prostate cancers in combination with radiotherapy;

•	A Phase I clinical trial in patients with advanced and recurring cervical cancer in combination with cisplatin;

•	A Phase I/ II clinical trial in patients with advanced colorectal cancer in combination with the anti-CEA monoclonal antibody A5B7;

•	A Phase II clinical trial in patients with anaplastic thyroid cancer as a monotherapy; and

•	A Phase I/ II clinical trial in patients with newly diagnosed anaplastic thyroid cancer in combination with doxorubicin, cisplatin and radiotherapy.
      Based on promising clinical results and OXiGENE’s current understanding of the safety profile of CA4P gleaned from our ongoing oncology studies, the Company has also broadened its clinical development efforts of CA4P into the field of ophthalmology. In ophthalmology settings, VTAs attack the network of abnormally formed existing and emerging blood vessels which have infiltrated the back of the eye and which may leak and cause severe visual impairment. CA4P is being studied in a Phase I/ II clinical trial in wet age-related macular degeneration, or wAMD at Johns Hopkins University. In addition, in November 2004, the Company initiated a Phase II clinical study of CA4P in a condition known as myopic macular degeneration, or MMD, under an Investigational New Drug application, which it submitted to the United States Food and Drug Administration, or FDA.
      MMD is a progressive eye disease that can lead to legal blindness characterized by blurring of the central vision and distortion of certain shapes and images, which cannot be corrected by prescription or contact lenses. The disease initially begins with the progressive elongation of the eye; it is not known whether the degenerative changes are the result of this elongation or other hereditary factors. Visual loss may be severe, and may occur due to the degenerative changes or the occurrence of abnormal new vessels growing up through defects in the abnormal retina. The abnormal blood vessels grow from the choroid and infiltrate the retina, causing hemorrhaging and scarring, often resulting in central visual loss. Once this process, known as choroidal neovascularization, occurs and active blood vessel leakage in the eye is present, the disease is then considered myopic macular degeneration. The Company is investigating and developing product formulations of CA4P for local and other non-systemic methods of administering the compound for certain ophthalmic indications.
      In addition to CA4P, OXiGENE is developing two other compounds that exhibit VTA-like activities, OXi6197 and OXi8007, but are not Combretastatins. Researchers at Baylor University designed and synthesized both compounds, and the Company has been granted exclusive rights to these compounds.

Ortho-Quinone Prodrugs, or OQPs.
      OQPs exhibit not only the vascular disrupting properties characteristic of the Company’s lead vascular targeting agent CA4P, but may also kill tumor cells directly. Preclinical research with OXi4503, OXiGENE’s first OQP candidate, suggests that it not only shuts down blood flow, but can then be metabolized into a compound which kills the remaining tumor cells at the periphery of the tumor. In

December 2004, the United Kingdom regulatory authorities accepted an application from our collaborators, Cancer Research UK, to initiate a Phase I clinical trial of OXi4503 in patients with advanced cancer.
      General. The Company is a Delaware corporation with its corporate office in the United States at 230 Third Avenue, Waltham, Massachusetts 02451 (telephone: 781-547-5900; fax: 781-547-6800). The Company’s Internet address is OXiGENE.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.
TECHNOLOGY OVERVIEW
      OXiGENE’s research and development program is focused on compounds, which disrupt the function of newly formed abnormal blood vessels. Some of these compounds are called vascular targeting agents (VTAs). Such blood vessels are associated with both the development of solid cancers and the vision loss associated with certain eye diseases such as age-related macular degeneration (AMD), myopic macular degeneration (MMD) and diabetic retinopathy. Vascular targeting is a therapy that departs significantly from other current approaches to treating cancer. In contrast to traditional methods involving a direct attack on cancer cells, anti-tumor VTAs attack a tumor’s life support system, a network of existing and emerging blood vessels. Based on pre-clinical studies, management believes that VTAs will be complementary to existing and emerging cancer treatments. The Company has also expanded its clinical research with respect to its lead VTA, CA4P, by advancing into ophthalmic indications. In addition, the Company has moved into clinical development in oncology with OXi4503, the lead compound in a distinct, although related, class of compounds we have termed ortho-quinone prodrugs (OQPs).
      According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90% of all cancers, more than 200 types, are solid tumors dependent on a developing vascular supply for their growth and survival and, therefore, are potential candidates for treatment with VTAs. Despite advances in treatment with surgery, radiation and chemotherapy, serious problems with those conventional treatments persist. Many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis. Surgery may not be capable of treating certain tumors because of their location, and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. In addition, chemotherapy and radiation treatments may damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, can induce drug resistance in the tumor.
      Combretastatin: An Anti-Tumor Vascular Targeting Agent. Combretastatin compounds are organic small molecules found naturally in the bark of the African bush willow (Combretum caffrum). They were discovered and isolated over a decade ago at Arizona State University (ASU). In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatins. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins’ commercial rights, which OXiGENE exercised and subsequently signed a license agreement with respect to on August 2, 1999.
      In December 2001, the Company announced the selection of OXi4503 as a preclinical development compound. OXi4503 is now the lead clinical development compound in a class of drugs OXiGENE has termed OQPs. OXi4503 has a profile of activity that appears distinct from that of CA4P in that it appears to be able to cause tumor regressions in a number of experimental tumor systems when administered as a single-agent. While CA4P has demonstrated the ability to block blood flow to most central parts of the tumor when it is used alone, regrowth can occur in many cases from a narrow rim of tumor cells surviving at the periphery adjacent to normal tissue. Current research indicates that, in addition to the effects on blood vessels penetrating the tumor, OXi4503 is metabolized to a compound, which appears to attack the surviving tumor cells and blood vessels in the tumor periphery. A Phase I dose-escalating clinical trial of OXi4503 was initiated in December 2004.

      In addition to the compounds discussed above, the Company is developing two other compounds that exhibit VTA-like characteristics — OXi6197 and OXi8007. Researchers at Baylor University discovered both compounds. As part of OXiGENE’s collaboration with Baylor University, the Company retains the exclusive rights to OXi6197, which has been positioned as an anticancer agent. OXi8007 has shown promising early results as a next generation VTA and has potential applications in ophthalmology.
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
      The Company believes that shutting off a tumor’s blood supply is an efficient therapeutic strategy and that there are many advantages to VTAs. First, many thousands of tumor cells depend on each blood vessel, and thus, damage to a relatively few number of endothelial cells, which line the blood vessels, could reduce blood flow and trigger a cascade of tumor cell death. Second, the endothelial cells that line the blood vessels and are the primary targets of VTAs reside adjacent to the blood stream, and thus, delivery problems that are common with conventional chemotherapy, may be overcome. Third, since endothelial cells are not transformed, treatment-resistant mutations are unlikely to emerge. Finally, recent advances in technologies that can accurately measure blood flow in a tumor, allow the Company to establish early on in the clinical trial process whether VTAs have biological activity.
      Since other disease pathologies are associated with the abnormal development of new vessels, VTAs may well have application outside of cancer therapy. Promising pre-clinical data with CA4P in animal models of ocular disorders associated with neovascularization have led the Company, in conjunction with the Foundation Fighting Blindness (FFB), to evaluate the effects of CA4P in wet AMD (wAMD) with investigators at the Wilmer Eye Institute of the Johns Hopkins School of Medicine and, in 2003, the Company launched a Phase I/ II clinical trial of CA4P in wAMD. In November 2004, the company announced the initiation of a Phase II trial evaluating CA4P in the treatment of patients with MMD.
CLINICAL TRIAL PROGRAM
      Combretastatin A-4 Prodrug. The Company began testing CA4P in three Phase I dose escalation clinical trials during the fourth quarter of 1998 and the first quarter of 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid cancers, has been completed. The key findings of these clinical trials are summarized below:

(1)	CA4P was manageable and well tolerated.

(2)	A similar maximum tolerated dose was determined in each clinical trial.

(2)	The side-effect profile did not display the typical toxicities associated with chemotherapeutic agents.

(3)	CA4P demonstrated reductions in tumor blood flow below, up to, and beyond the maximum tolerated dose.

(4)	There is data to support biological and vascular activity in humans with a meaningful therapeutic index.

(5)	Promising signs of clinical effects were observed with one complete response, one partial response, two cases of measurable tumor size reduction and three cases of long-term stabilization of disease.

      Following the successful completion of these three Phase I trials, CA4P progressed to the next stage of clinical evaluation. In early 2002, CA4P entered into a Phase Ib combination trial with the widely used chemotherapeutic drug, carboplatin, at the University of Pennsylvania to treat various solid tumors. Pre-clinical data suggested that CA4P in combination with carboplatin may demonstrate a high degree of synergistic effect on tumors. This dose escalation study evaluated the safety and compatibility of these drugs. The study was completed in 2003.
      In 2002 and January 2003, OXiGENE announced the start of five new clinical trials aimed at the further clinical development of CA4P both as a single-agent and in combination with other cancer treatment modalities. In addition, a clinical trial using CA4P in an ophthalmic indication began in 2003. This trial expanded CA4P into non-oncology indications.
      In 2003, a Phase II single-agent trial was initiated at the Ireland Cancer Center at University Hospitals of Cleveland to treat a rare form of thyroid cancer, anaplastic thyroid carcinoma (ATC). A complete response in this tumor type was achieved in one of the Phase I studies. This trial is designed to evaluate the mean survival time of patients with regionally advanced and/or metastatic ATC treated with CA4P in comparison to what has historically been a 4-6 month mean survival time with conventional therapy. The clinical trial centers have been expanded to include the Josephine Ford Cancer Center in Detroit and University of Pittsburgh Medical Center.
      Another Phase I/ II study for ATC was initiated at the Ireland Cancer Center at University Hospitals of Cleveland and the Josephine Ford Cancer Center. This trial is designed to evaluate the mean survival time of patients with newly diagnosed ATC undergoing treatment with CA4P as part of a multimodality regimen, that is, in combination with the conventional chemotherapeutic agents doxorubicin and cisplatin, as well as radiotherapy.
      A Phase I/ II combination trial with radiotherapy in head & neck, lung and prostate cancers is ongoing at the Mount Vernon Hospital in London, UK. Pre-clinical data suggests that CA4P in combination with radiotherapy demonstrates a high degree of synergistic effect on tumors. The trial is designed to evaluate the safety of the combination as the frequency of CA4P administration increases and to explore the potential effects in a limited selection of tumor types that routinely employ radiotherapy as a treatment.
      A Phase I/ II combination trial with carboplatin, paclitaxel and CA4P in ovarian and all types of cancers at the Mount Vernon Hospital in London, UK also received regulatory clearance to proceed. This trial is designed to establish the optimal schedule, maximum tolerated dose and recommended Phase II dose for the combination of CA4P and carboplatin, and the combination of CA4P and paclitaxel, as well as the safety and tolerability of the CA4P-carboplatin-paclitaxel combination. In addition, preliminary data on the anti-tumor efficacy of the CA4P-carboplatin-paclitaxel combination will be obtained.
      A Phase I/ II study to evaluate the combination of CA4P with the radiolabeled anti-CEA monoclonal antibody A5B7 is now underway at the Mount Vernon and Royal Free Hospitals in the UK under the auspices of the Cancer Research UK. Studies with the combination of these agents in pre-clinical xenograft models demonstrated a high degree of synergy. Patients in this study will include only those with advanced gastrointestinal carcinoma expressing the CEA antigen. The study will employ two dose levels of CA4P and three dose levels of the antibody. In addition to assessing the safety profile of the combination, the relationship between efficacy and tumor blood flow reduction will also be determined.
      In September 2004, OXiGENE announced that CA4P will be studied in combination with cisplatin, a primary chemotherapeutic treatment for cervical cancer. This clinical trial is a dose-escalating open label Phase I trial to be conducted under the auspices of the Nordic Society of Gynecological Oncology (NSGO) in Denmark with additional centers to be opened in Norway, and Scotland. Approximately 18 patients with advanced or recurrent cervical cancers incurable by standard treatments are to be enrolled to complete the study. The trial’s objectives are to assess the safety profile of the combination of cisplatin and CA4P, to gain preliminary evidence of efficacy and to determine the recommended Phase II dose.

      In December 2004, OXiGENE announced the initiation a Phase II clinical trial with CA4P in combination with carboplatin and paclitaxel. OXiGENE is advancing CA4P into this Phase II trial with chemotherapy ahead of schedule based on positive results from the ongoing Phase I/ II trial being conducted at the Mount Vernon Hospital in London, UK, where CA4P is administered, at this point in the protocol, to patients with either carboplatin or paclitaxel. This Phase II trial led by Dr. Wallace Akerley, Director of Clinical Research at the Huntsman Cancer Center at the University of Utah, will study patients commonly treated with carboplatin and paclitaxel therapies, such as those with breast, lung or ovarian cancers. The patients will be treated with the full combination of CA4P, carboplatin and paclitaxel. The objectives of the trial are to assess the safety of several CA4P doses in combination with the chemotherapeutic agents, gather data on anti-tumor activity and establish a recommended Phase II/ III dose. In addition, this study will assess changes in tumor blood flow using Magnetic Resonance Imaging (MRI), which may provide additional insight into the drug’s mechanism of action and biological activity and increase the understanding of its clinical effects in patients.
      In 2003, OXiGENE announced the initiation of a Phase I/ II clinical trial for the non-life threatening ocular disease, wet age-related macular degeneration (wet AMD). In this disease setting, the aim of treatment is not the death and eradication of tumor cells, but the blood vessels themselves. The abnormally growing blood vessels can cause irreversible damage to patients’ vision and lead to blindness. This dose-escalating study is being conducted at the Wilmer Eye Institute of the Johns Hopkins School of Medicine to evaluate the safety of CA4P in patients with AMD. Patients’ safety and tolerability is evaluated by means of visual acuity, fluorescein angiography and optical coherence tomography.
      In November 2004, OXiGENE announced the initiation of a Phase II clinical trial of CA4P in patients with myopic macular degeneration (MMD) under its Investigational New Drug application submitted to the FDA. MMD is a progressively degenerative eye disease that can lead to legal blindness. It has been estimated to afflict more than 300,000 patients worldwide with a yearly incident rate of 50,000, excluding Asia, where the rates are estimated to be higher. This Phase II clinical trial is an open label, dose-ranging, international multi-centered study that will assess the safety and efficacy of CA4P in the treatment of MMD. The Company will enroll patients with active choroidal neovascularization associated with MMD in the trial. Patient progress will be monitored by visual acuity and state of the art techniques, such as fluorescein angiography and optical coherence tomography (OCT), which the Company anticipates will lead to a greater understanding of the biological activity of CA4P in this setting.
      OXi4503. OXiGENE announced the initiation of the first Phase I study for OXi4503 in December 2004. OXi4503 has been shown in animals to have potent anti-tumor activity as both a single-agent and in combination therapy. OXi4503 is the lead compound in a novel class of agents that we have termed ortho-quinone prodrugs (OQPs). This agent is of particular interest in that it exhibits not only the vascular disrupting properties characteristic of our lead vascular targeting agent CA4P, but can also cause direct cytotoxicity to tumor cells.
      The study, which is being conducted by Cancer Research UK, is a dose-escalating trial in which the primary endpoints are safety, tolerability and pharmacokinetics. Although ostensibly a Phase I safety study, the protocol design has incorporated advanced testing to monitor patients through extensive blood work, MRI and Positron Emission Tomography (PET) scans to hopefully gain further insight into the mechanism of action of OXi4503. Two clinical centers in the UK will be involved in the trial.
GOVERNMENTAL REGULATION AND PRODUCT APPROVAL
      Research, the first step in biopharmaceutical product development, initially involves optimization of leading chemical structures into leading compounds. Once a compound has been identified, the pre-clinical phase commences. In that phase, certain selected compounds are tested for therapeutic potential in a number of animal models and undergo laboratory testing, with the objective of characterizing the investigated compounds in relation to existing treatment and obtaining a first indication of the compounds’ development potential. Successful pre-clinical work may lead to the filing of an Investigational New Drug application (IND), or a foreign equivalent, with the relevant regulatory authorities. The grant of an IND provides permission to administer the compound to humans in clinical trials. Several years of research and testing generally are necessary before an IND may be obtained and clinical development may commence. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of a particular phase of a human clinical trial program will result in authorization of other phases or that the completion of any clinical trials will result in FDA approval.
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
      For life-threatening and severely debilitating conditions where products provide meaningful therapeutic benefit over existing treatments or where no satisfactory treatment currently exists, however, there are several FDA programs offered that can aid in the clinical development of a compound.
      The first of these is the Fast Track Approval program, whereby the regulatory dossier for a specific drug and indication can receive priority review and potential approval to market in a shorter timeframe. It is not unusual for New Drug Application (NDA) filings to take 12 months or more for approval to market. However, under the Fast Track Approval/ Priority Review programs, approvals (or an FDA decision) may take as little as six months.
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
      Finally, for indications that are life-threatening or severely debilitating and have relatively small numbers of people with the condition, sponsors may apply for Orphan Drug Status. This designation provides an incentive to develop treatments for relatively rare conditions by giving the sponsor a seven-year marketing exclusivity upon marketing approval as well as a variety of tax benefits and funding opportunities.
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
      Phase I. The purpose of a Phase I trial is to evaluate the toxicity of the tested compound and to establish how the tested compound is tolerated and decomposed in the human body. A Phase I clinical trial traditionally tests the compound for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics in a small group of healthy individuals. In certain settings, such as oncology, where the disease is life-threatening, patients may participate in Phase I trials. A Phase I trial may last up to one year.
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

      Phase II. A Phase II trial marks the beginning of clinical trials on a limited number of patients to, (1) determine the efficacy of the compound for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. The trials also seek to establish the most effective route of administration. Trials are conducted on a larger, but still limited number of carefully monitored patients. A Phase II trial may last up to two and one-half years.
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
      The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting approval even though the relevant product has been approved by another authority. The United States and European Union countries have very high standards of technical appraisal and, consequently, in most cases, a lengthy approval process for pharmaceutical products. The time required to obtain such approval in particular countries varies, but if obtained generally takes from six months to several years, if approval is received at all, from the date of application, depending upon the degree of control exercised by the regulatory authority, the duration of its review procedures, and the nature of the product. The trend in recent years has been towards stricter regulation and higher standards.
      In the United States, the primary regulatory authority is the FDA. In addition to regulating clinical procedures and processes, the FDA investigates and approves market applications for new pharmaceutical products and is responsible for regulating the labeling, marketing and monitoring of all pharmaceutical products, whether currently marketed or under investigation. Upon approval in the United States, a drug may be marketed only for the approved indications in the approved dosage forms and dosages. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing firm must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practice (cGMP) requirements and be subject to inspection by the FDA. Foreign manufacturing firms distributing drugs in the United States also must comply with cGMP requirements and list their products with the FDA and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.
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

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS
      The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its compounds CA4P and OXi4503, as well as to advance the pre-clinical development of OXi6197 and OXi8007. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research, development and clinical staff. In general, these programs are created, developed and controlled by internal Company management. Currently, however, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2004, active collaborations were ongoing with the following institutes:

•	University of Lund in Lund, Sweden;

•	Gray Cancer Institute in Middlesex, United Kingdom;

•	Baylor University in Waco, Texas; and

•	Arizona State University in Tempe, Arizona.
      In December 2001, the Company announced selection of its next generation VTA, OXi4503. OXi4503 is a VTA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in experimental tumor systems with single-agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, OXi4503 appears to attack blood vessels in all regions of the tumor, including the periphery.
      In June 2002, the Company announced that it had reached agreement with the NCI for funding of pre-clinical studies of OXi6197, a VTA discovered through its collaboration with Baylor University. The NCI has conducted in vitro anti-tumor activity and selectivity studies with various tumor types. Additionally, in vivo xenograft studies were performed to evaluate the biological activity of the compound. When administered intravenously, OXi6197 is designed to reduce blood flow in newly formed tumor vasculature, triggering the death of downstream tumor cells. In the NCI animal models, OXi6197 showed strong anti-tumor activity, however was not superior to OXi4503. The Company is now planning additional pre-clinical studies of OXi6197.
      In October 2002, the Company announced that it had reached an agreement with the FFB. The FFB is a nationwide charitable organization whose mission is to discover the causes, treatments and cures for retinal degenerative diseases. Under the agreement, the FFB has agreed to fund a physician-sponsored Phase I/ II human clinical trial. The study will evaluate the safety and effectiveness of CA4P as a treatment for a retinal disease known as wet AMD. If the research funded by FFB results in approval by the FDA of a new drug application, the Company must pay FFB up to an aggregate amount of $250,000. The terms of this agreement has been extended to October 30, 2005. No payments have been made to FFB to date.
      The Company has secured a technology license from Arizona State University (ASU). The ASU license is an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. The Company bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, the Company has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy by the other party. Payments made to ASU to date have amounted to $1,800,000. The agreement is to terminate on December 31, 2014 or within two months of receipt of written notice of termination from the Company. The Company is in compliance with the license.

      The Company also has a license with Baylor University. The Baylor license is an exclusive license to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. The Company has the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that royalties will be paid by us should sales be generated through use of Baylor’s compounds. The Company is not required to pay Baylor for use of Baylor’s compounds aside from this royalty mechanism. The Company shall be entitled to file, prosecute and maintain patent applications on products for which it has a license. The Company had made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. The agreement will terminate on June 1, 2009 or within 90 days of written notice of material breach of the agreement by either party. The Company is in compliance with the Baylor license.
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
      The Company owns eleven (11) granted United States patents, sixteen (16) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan.
      The following table summarizes the Company’s United States patent portfolio by the number of patents that have been granted or that are currently pending for each of its product lines:
OXiGENE’s United States Patent Portfolio

	Patents Pending		Patents Granted

Product Line	Owned	Licensed	Owned	Licensed

Combretastatins	10	6	3	6
Baylor VTA Compounds	6	1	0	4
Benzamides, Nicotinamides, & Cordycepins	0	1	7	0
Diagnostic	0	0	1	0

Total	16	8	11	10
      The following table summarizes the United States patent number, applicable expiration date, holder of patent and importance of the Company’s material patents:

Title of Patent	U.S. Patent No.	Date of expiration	Holder of patent	Importance

Combretastatin A-4	4,996,237	February 26, 2008	Arizona State University	Provides composition-of- matter protection for the active, tubulin-binding parent compound of the prodrug CA4P, as well as protection for methods-of-use for treatment of cancer. CA4 is generated in the body following administration of CA4P, which is the Company’s most advanced product.
Combretastatin A-4 Prodrug	5,561,122	December 22, 2014	Arizona State University	Provides composition-of- matter protection for the Company’s lead VTA compound, CA4P. Claims were also granted for methods of using CA4P for the treatment of cancer.

Title of Patent	U.S. Patent No.	Date of expiration	Holder of patent	Importance

Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins”	5,569,786	October 29, 2013	Arizona State University	Provides composition-of- matter protection for several Combretastatins, including CA1, which is the active, tubulin-binding compound of OXi4503, the Company’s most advanced second generation compound.
Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins”	5,409,953	April 25, 2012	Arizona State University	Provides methods of using Combretastins, including CA1, for the treatment of cancerous cells. CA1 is the active, tubulin-binding parent compound of OXi4503, the Company’s most advanced second generation compound.
Compositions and Methods for Use in Targeting Vascular Destruction	6,538,038	February 16, 2020	OXiGENE, Inc.	Provides methods of using phosphate prodrugs of tubulin-binding compounds, including CA4P and OXi4503, to selectively target the proliferating vasculature of cancers, proliferative retinopathies, and other diseases characterized by the presence of unwanted neovascularization.
Combretastatin A-4 Phosphate Prodrug Mono- and Di-Organic Amine Salts, Mono- and Di-Amino Acid Salts, and Mono- and D-Amino Acid Ester Salts	6,670,344	September 11, 2021	Bristol-Myers Squibb Company	Provides novel Tromethamine (“TRIS”) and Histidine salt forms of CA4P along with methods for their use and manufacture. The preferred TRIS salt composition provides enhanced formulation properties over the Disodium salt of CA4P.
Efficient Method of Synthesizing Combretastatin A-4 Prodrugs	6,743,937	July 17, 2021	OXiGENE, Inc.	Provides methods of synthesizing combretastatin A4 phosphate esters, prodrugs and trans-isomers thereof

Title of Patent	U.S. Patent No.	Date of expiration	Holder of patent	Importance

Use of combretastatin A4 and its prodrugs as an immune enhancing therapy	6,773,702	December 26, 2021	OXiGENE, Inc. and Bristol-Myers Squibb Company	Provides treatment methods for counteracting tumor- induced immunosuppression (e.g., during conventional immunotherapy ) that avoid vascular destruction by administering combretastatin A4 or prodrugs thereof.
      Combretastatins. The Company’s core Combretastatin technology platform is covered by a mix of existing and pending patents. The Company is an exclusive licensee of six (6) United States patents, six (6) pending United States patent applications, and granted patents and/or pending applications in other countries corresponding to four (4) of the granted United States patents, all of which relate to Combretastatin compositions and/or methods of use in treating cancer or other angiogenic diseases. The owners of record of these licensed patents and applications are the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU, and Bristol Myers Squibb Co., with whom OXiGENE terminated its research and clinical development collaboration in February 2002.
      On December 30, 2003, United States Patent No. 6,670,344 (the “CA4P Tris Salt Patent”) was issued. The CA4P Tris Salt patent is exclusively licensed from Bristol Myers Squibb Company. The Company was also granted United States Patents Nos. 6,743,937 and 6,773,702, which provide patent protection for novel uses and methods for the manufacture of CA4P. The Company has exclusive rights to both patents. In addition to continuing with the prosecution of the three applications that it filed in 2003, the Company filed three additional United States applications in 2004, all of which claim new methods of use for existing Combretastatin VTAs.
      Baylor VTA Compounds. The Company has maintained exclusive patent rights to a number of tubulin-binding agents that have potential for future development as VTAs. These compounds are functionally related but structurally distinct from Combretastatin, and are covered by four (4) issued United States patents and seven (7) pending United States patent applications. Ownership of the licensed patents and patent applications is assigned to Baylor University. OXiGENE is a co-assignee of six (6) pending patent applications in this area.
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
      The Company is aware of a limited number of companies involved in the development of VTAs. Such companies include AstraZeneca, Sanofi-Aventis, Antisoma and MediciNova, all of which have VTAs that management believes are at an earlier stage of clinical development than the Company’s lead compound, CA4P.

      The Company is aware of a number of companies engaged in the research, development and testing of new cancer therapies or ways of increasing the effectiveness of existing therapies. Such companies include, among others, AstraZeneca, Sanofi-Aventis, Bayer, Bristol-Myers Squibb, Abbott Laboratories, Inc., Aeterna Laboratories Inc., Eli Lilly and Company, EntreMed Inc., Genentech, GlaxoSmithKline, Johnson & Johnson, Millennium, NeoPharm, Inc., Novartis AG, Pharmacyclics, Inc., Pfizer Inc., and Pierre Fabre S.A., some of whose products have already received, or are in the process of receiving, regulatory approval or are in later stages of clinical trials.
      There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective, safer or more affordable than those being developed by the Company.
      The Company expects that if any of its products gain regulatory approval for sale they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. The Company’s competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.
EMPLOYEES
      The Company expects to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of February 25, 2005 the Company had sixteen (16) full-time employees, of which ten (10) were engaged in research and development and monitoring of clinical trials. Most of the Company’s pre-clinical testing and clinical trials are subcontracted and performed at certain universities in the United States and Europe with the assistance of contract research organizations.
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
      The members of the Company’s Scientific Advisory Board are:
      ADRIAN L. HARRIS, M.D. is Cancer Research UK Professor of Clinical Oncology at the University of Oxford, and Director of the Cancer Research UK Molecular Oncology Laboratories at the University’s Weatherall Institute of Molecular Medicine. He is involved in clinical trials of anti-angiogenesis therapy, signal blockade inhibitors and immunotherapy. His clinical research interests include breast cancer, melanoma, and renal cancer.
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
      DIETMAR W. SIEMANN, Ph.D. (Chairman) is the John P. Cofrin Professor and Associate Chair for Research in Radiation Oncology at the University of Florida College of Medicine in Gainesville. In addition, he is a professor in the school’s Department of Pharmacology and Therapeutics. Dr. Siemann has authored more than 150 scientific papers and is the recipient of numerous scientific awards, including the Research Award of the Radiation Research Society in Oak Brook, Illinois (1990). He is the former Chairman of the National Cancer Institute’s Radiation Study Section (1996-1998).
      The members of the Company’s Clinical Trial Advisory Board are:
      EUGENE de JUAN, Jr., M.D. is a professor of ophthalmology at the Keck School of Medicine of the University of Southern California. Before joining the faculty of the Keck School, he served as the co-director of vitreoretinal service, director of the Microsurgery Advanced Design Laboratory and Joseph E. Green Professor of Ophthalmology at the Wilmer Eye Institute at Johns Hopkins University School of Medicine in Baltimore. From 1983 to 1992, he was a member of the medical staff of the Duke University Eye Center, holding joint teaching appointments with the Department of Ophthalmology and Department of Cell Biology. A graduate of the University of South Alabama College of Medicine, de Juan served an internship at University of South Alabama Medical Center, a residency at the Wilmer Ophthalmological Institute and a fellowship in vitreoretinal surgery at Duke University in Durham, North Carolina. He holds more than 20 patents.
      HAKAN MELLSTEDT, M.D., Ph.D. (Chairman) is professor of Oncologic Biotherapy at the Karolinska Institute and Managing Director of Cancer Center Karolinska, Karolinska Institute, Stockholm, Sweden. He holds a position as Chief Physician at the Department of Oncology (Radiumhemmet), Karolinska Hospital, Stockholm, and has specialist certificates in Oncology, Hematology and Internal Medicine. He is a Member of the Board of Directors of ESMO (European Society for Medical Oncology) and a Member of ESMO’s Executive Committee. Professor Mellstedt is currently a member of the Editorial Board of several international scientific journals and has published more than 450 articles in the areas of hematology, Contributions to Biomolecular Technologies.
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
      MARGARET A. TEMPERO, M.D. is Deputy Director of the University of California San Francisco Cancer Center and Professor and Chief of Medical Oncology in the School of Medicine. She is the former President of the American Society of Clinical Oncology (ASCO). She also has served on the Board of ASCO and is on the Board of Scientific Counselors, which is advisory to the intramural programs on the NCI. She holds or has held editorial positions on numerous prestigious journals such as Cancer Research, Journal of Clinical Oncology, Clinical Cancer Research and the American Journal of Medicine. She is also credited with over 100 original articles and book chapters.
      JAN B. VERMORKEN, M.D., Ph.D. is a professor of Oncology and head of the Department of Medical Oncology of the University Hospital of the University of Antwerp, Belgium. Professor Vermorken has held numerous functions with the Dutch Cancer Society and the European Organization for Research on Treatment of Cancer (EORTC). He is a member of several EORTC study groups and presently is Secretary of the EORTC Head and Neck Cancer Group. Professor Vermorken has lectured extensively in the area of gynecological oncology and head and neck cancer, and currently serves on the editorial boards of several international journals.

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
      We have experienced net losses every year since our inception and, as of December 31, 2004, had an accumulated deficit of approximately $90,046,000. We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VTA and OQP technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.
Our products have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.
      Our products are in an early stage of development. In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies or clinical trials. Although we have obtained some favorable results to date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials. Further, our research or product development efforts or those of our collaborative partners may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

We depend, and likely will continue to depend, on third parties for clinical development and manufacturing and marketing of our products.
      We have limited internal resources with respect to drug development, the regulatory approval process, manufacturing and marketing of products. Accordingly, we have depended, and in the future are likely to continue to depend, on others for assistance in many areas, including research, conducting preclinical testing and clinical trials, the regulatory approval process, manufacturing and marketing. Funding requirements, competitive factors or prioritization of other opportunities may lead us to seek additional arrangements with third parties. While we are likely to continue to explore other licensing and development opportunities for our technologies with other companies, we may not succeed in establishing new collaborative agreements or licensing arrangements. Further, strategic collaborations involving our product candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue further development and commercialization of our product candidates or may elect not to continue or renew research and development programs based on preclinical or clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or future products if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

•	a collaborator with marketing and distribution rights to one or more products may not commit enough resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between us and the collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development of the applicable product candidates.
If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.
      We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials and we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.
We will be required to raise additional funds to finance our operations; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
      Our operations to date have consumed substantial amounts of cash. Negative cash flow from our operations is expected to continue over at least the next several years. Other than the capital we raised on March 4, 2005, we do not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. Our actual capital requirements will depend on numerous factors, including: the progress of and results of our preclinical testing and clinical trials of our product candidates under development, including CA4P and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by us of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.
      Under our current operating plan and capital budget, and based on our current cost expectations and levels of operations, we believe that our cash, cash equivalents and marketable securities including the approximately $13,700,000 in net proceeds from the common stock offering in March 2005, will be sufficient to fund operations at least through the first half of fiscal 2007, including substantial advancement of currently ongoing clinical trials towards FDA approval of CA4P and OXi4503, our lead clinical-stage compounds. We cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained, and if obtained, whether such approval will be conditioned or take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, we cannot guarantee that our current cash, cash equivalents and capital will be sufficient to fund operations for the full time period described above. If our existing funds are not sufficient, we would be required to seek additional funding and/or take other measures to reduce expenses.
      In addition, we will likely have to raise substantial additional funds: (1) if FDA approval is obtained with respect to our CA4P and OXi4503 compounds, to bring such compounds to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to CA4P and OXi4503; (2) to complete the development of any additional products other than the development and FDA approval process related to CA4P and OXi4503; and (3) to bring any other potential product to market. The issuance of additional equity securities by us, if required to support these or any other purposes, would result in dilution to our existing stockholders. Additional financing may not be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, we would be required to delay, scale back or eliminate one or more of our product development programs or seek to obtain funds through arrangements with collaborative partners or others, which arrangements may include a requirement that we relinquish rights to certain of our technologies or products or rights related to our technologies or products that we would not otherwise relinquish. Our failure to obtain funding when and in the amounts needed and/or our acceptance of funding on terms that are not favorable to us or less favorable to us than we would ordinarily desire, would have a material adverse effect on our financial position and results of operations.

Our products are subject to extensive government regulation, which results in uncertainties and delays in the progress of our products through the clinical trial process.
      Our research and development activities, preclinical testing and clinical trials, and the manufacturing and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Preclinical testing and clinical trials and manufacturing and marketing of our products are and will continue to be subject to the rigorous testing and approval processes of the FDA and other corresponding foreign regulatory authorities. Clinical testing and the regulatory process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. Even after such time and expenditures, regulatory approval may not be obtained for any potential products developed by us, and a potential product, if approved in one country, may not be approved in other countries. Moreover, if regulatory approval of a potential product is granted, such approval may entail significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems, such as previously undiscovered side effects, with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Moreover, continued cost control initiatives by health care maintenance organizations and similar programs may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on us.
Our industry is highly competitive, and our products may become technologically obsolete.
      We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of at least one other company that currently has a clinical-stage VTA for use in an oncology indication. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by us, or that would render our technology and products less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.
We depend extensively on our patents and proprietary technology, and we must protect those assets in order to preserve our business.
      To date, our principal product candidates have been based on certain previously known compounds. We anticipate that the products we develop in the future may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds we may discover. Although we expect to seek patent protection for any compounds we discover and/or for any specific uses we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our efforts, although those processes, as such, may not be patentable.
      Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of December 31, 2004, we were the sole assignee or co-assignee of eleven (11) granted United States patents, sixteen (16) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.
      We require employees, Scientific Advisory Board members and the institutions that perform our preclinical and clinical tests to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.
We depend heavily on our executive officers, directors, and principal consultants, and the loss of their services would materially harm our business.
      We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly Joel-Tomas Citron, our Chairman of the Board, Dr. David Chaplin, our Chief Scientific Officer, and Frederick Driscoll, our President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.
Our products may result in product liability exposure, and it is uncertain whether our insurance coverage will be sufficient to cover any claims.
      The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims, in the event such product candidates cause injury or disease, or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although we have obtained liability insurance coverage for our ongoing clinical trials, this coverage may not be in amounts sufficient to protect us from any product liability claims or product recalls which could have a material adverse effect on the financial condition and prospects of our company. Further, adverse product and similar liability claims could negatively impact our ability to obtain or maintain regulatory approvals for our technology and product candidates under development.
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
GLOSSARY OF SCIENTIFIC TERMS

Angiogenesis	The creation of new blood vessels.
Chemotherapy	Treatment with drugs whose aim is the mitigation or cure of diseases, such as cancer.
DNA	Chemical building blocks of genetic material.
Double-blind study	A study in which neither the investigators assessing the outcome of the trial nor the patients know whether the patient is receiving the drug being investigated or merely a placebo. The outcome can only be determined when the results are decoded.
IND	An “Investigational New Drug” application filed with the United States Food and Drug Administration that permits the administration of compounds to humans in clinical trials.
Malignant cell	Cancer cell.
Metabolic function	Living process of growth and reproduction.
NDA	A “New Drug Application” filed with the United States Food and Drug Administration, which, if approved, allows a drug to be marketed in the United States.
Necrosis	Cell death by decomposition.
Placebo	A non-active substance given to a group of patients in a clinical trial to duplicate the treatment method, but without the administration of the active drug under investigation.
Radiation	Physical energy that splits molecules and induces DNA damage.
Tubulin	A protein that forms the basic building blocks of microtubules. Microtubules perform many functions inside the cell, including helping to maintain endothelial cell shape.

2.	PROPERTIES
      The Company’s corporate headquarters is located in Waltham, Massachusetts where it leases a total of approximately 7,000 square feet of office space. The term of the primary lease at the Waltham facility is five years and three months, commencing on September 1, 2003 and expiring in December 2008. To accommodate an increase in full-time employees, the Company leased additional space at the Waltham facility in March 2004 ,which expires in September 2005. The Company expects to either renew the secondary lease upon its expiration or consolidate its space requirement in the same facility in 2005. The Company does not own or lease any laboratories or other research and development facilities.

3.	LEGAL PROCEEDINGS
      There are no material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2004.
PART II

5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Fiscal Year 2004		Fiscal Year 2003

	High	Low	High	Low

First Quarter	$11.34	$8.05	$3.20	$1.02
Second Quarter	9.49	6.02	19.40	1.46
Third Quarter	7.25	4.20	15.15	6.53
Fourth Quarter	$6.50	$5.21	$12.46	$7.25
      On February 25, 2005, the closing price of the Company’s Common Stock on the Nasdaq National Market was $5.55 per share.
      As of February 25, 2005, there were approximately 90 stockholders of record of the 16,713,737 outstanding shares of the Company’s Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2004 Annual Meeting of Stockholders, that there are approximately 17,000 beneficial owners of its Common Stock.
      The Company has not declared or paid any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

6.	SELECTED FINANCIAL DATA
SUMMARY FINANCIAL INFORMATION
      The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2004. The selected financial data for each of the five years in the period ended December 31, 2004 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The foregoing consolidated financial statements and the report thereon “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
License revenue	$1,695	$8,953	$—	$30	$7
Operating costs and expenses:
Costs related to licensing revenue	1,162	1,508	—	—	—
Research and development	8,058	6,132	5,103	3,938	5,849
General and administrative	3,160	5,447	7,438	5,282	4,540
Amortization of license agreement	222	298	98	98	98

Total operating costs and expenses	12,602	13,385	12,639	9,318	10,487

Operating loss	(10,907)	(4,432)	(12,639)	(9,288)	(10,480)
Investment income	1,922	907	335	321	470
Interest expense	(102)	(61)	(53)	(36)	—
Other income (expense), net	—	(553)	1,344	635	(14)

Net loss	$(9,087)	$(4,139)	$(11,013)	$(8,368)	$(10,024)

Basic and diluted net loss per common share	$(0.81)	$(0.37)	$(0.88)	$(0.63)	$(0.61)
Weighted average number of common shares outstanding	11,181	11,282	12,514	13,184	16,560

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$27,063	$19,030	$3,752	$878	$15,988
Available-for-sale securities	549	—	8,078	17,694	14,514
Working capital	26,307	16,309	8,446	15,250	27,985
Total assets	31,229	22,153	13,598	20,205	31,757
Total liabilities	10,083	3,634	3,578	3,735	2,622
Accumulated deficit	(56,502)	(60,641)	(71,654)	(80,022)	(90,046)
Total stockholders’ equity	$21,146	$18,519	$10,020	$16,470	$29,135

7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Our management’s discussion and analysis of financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that the Company believes may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company’s control.
OVERVIEW
      We are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we have four therapeutic product candidates in various stages of clinical and preclinical development. Our lead clinical compound is CA4P, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications.
      Currently, we do not have any products available for sale. The only source of potential revenue at this time is from the license to a third party of our formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue from this license agreement is recognized when payments are received due to the uncertainty of the timing of sales of products or services. Future revenues, if any, from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Our Development Programs and Product Candidates
      Our primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. We have developed two distinct technologies that are based on Combretastatins. We refer to the first technology as vascular targeting agents, or VTAs. We are currently developing VTAs for indications in both oncology and ophthalmology. We refer to the second technology as ortho-quinone prodrugs, or OQPs. We are currently developing OQPs for indications in oncology.
      Our most advanced VTA is CA4P, which is currently in multiple ongoing clinical trials in both oncology and ophthalmology, both as a single-agent and in combination with other therapies. CA4P has completed four Phase I clinical trials in advanced solid tumor cancers in over 100 patients in the United States and the United Kingdom. Currently, CA4P is being studied in seven clinical trials in oncology and two clinical trials in ophthalmology.
      OQPs exhibit not only the vascular disrupting properties characteristic of our lead vascular targeting agent CA4P, but may also kill tumor cells directly. Preclinical research with OXi4503, our first OQP candidate, suggests that it not only shuts down blood flow, but can then be metabolized into a compound which kills the remaining tumor cells at the periphery of the tumor. In December 2004, the United

Kingdom regulatory authorities accepted an application from our collaborators, Cancer Research UK, to initiate a Phase I clinical trial of OXi4503 in patients with advanced cancer.
      We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing, managed from our Waltham, Massachusetts headquarters. Our research and development team typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.
Financial Resources
      We have generated a cumulative net loss of $90,046,000 for the period from our inception through December 31, 2004. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income.
      As of December 31, 2004, we had $30,502,000 in cash, cash equivalents and marketable securities. We primarily invest in investment-grade corporate bonds, U.S. government agency and debt securities, certificates of deposit and fixed-income mutual funds. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments may decline as our cash and marketable securities decline and may fluctuate based upon market conditions.
      We have completed two financings over the past two years. In June 2003, we completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of our Common Stock at $10.00 per share and were issued two-year warrants to purchase up to an aggregate of 375,000 shares of our Common Stock at $15 per share. We received approximately $13,898,000 after costs and expenses. In January 2004, we received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of our Common Stock and netted approximately $22,359,000 after the deduction of fees and expenses, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission, allowing us to sell up to $50,000,000 of our Common Stock, debt securities and/or warrants to purchase our securities. The actual and planned uses of proceeds from these two financings include accelerating the development of our two lead compounds in oncology and ophthalmology.
      We expect to continue to pursue strategic alliances and consider joint development opportunities that may provide us with access to organizations that have capabilities and/or products that are complimentary to our own in order to continue the development of our potential product candidates.
Critical Accounting Policies and Significant Judgments and Estimates
      Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making the judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Available-for-Sale Securities
      We designate our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income.

Accrued Research and Development
      We charge all research and development expenses, both internal and external costs, to operations as incurred. External costs consist of fees paid to consultants and other outside providers under service contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts to perform clinical trials are accrued on a patients-treated basis consistent with the typical terms of reimbursement. Upon termination of such contracts, we are normally only liable for costs incurred to date. As a result, accrued research and development expenses represent our estimated contractual liability to outside service providers at any of the relevant times.

Impairment of Long-lived Assets
      On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We engaged independent valuation consultants to review our critical assumptions in valuing this asset. We review this asset for impairment on a regular basis using an undiscounted net cash flows approach, in accordance with the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.

Stock-Based Compensation
      We account for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates. Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using the Black-Scholes option-pricing model.

RESULTS OF OPERATIONS
Years ended December 31, 2004 and 2003

Revenues
      We recognized licensing revenue of approximately $7,000 and $30,000 during the fiscal years ended December 31, 2004 and 2003, respectively. These amounts were received in connection with the license of our nutritional and diagnostic technology. Future revenues, if any, from this license agreement are expected to be minimal.
      Our future revenues are dependent upon the Company’s ability to establish collaborations and generate revenues from products currently under development by the Company. The Company expects that it will not generate meaningful revenue in fiscal 2005 unless and until the Company enters into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

Costs and Expenses
      Total costs and expenses for the fiscal years ended December 31, 2004 and 2003 amounted to approximately $10,487,000 and approximately $9,318,000, respectively. The increase of $1,169,000 represents a 13% increase and is primarily attributable to increases in research and development expenses of $1,911,000 offset by reduced general and administrative expenses of $742,000.
      Research and development expenses increased to approximately $5,849,000 during fiscal 2004 from approximately $3,938,000, or 49%, for the comparable 2003 period. The increase of approximately $1,911,000 was primarily attributable to increased preclinical study and manufacturing development costs to support anticipated additional clinical trial programs in our two lead potential product candidates, CA4P and OXi4503. The increases included higher costs for regulatory and clinical testing activities contracted out to third-party specialty organizations and salaries and related costs for additional employees to manage these increased activities. We expect research and development expenses to continue to increase in fiscal 2005 and beyond as we move further along the development cycle and initiate later-stage studies in the oncology and ophthalmology areas.
      General and administrative expenses for the year ended December 31, 2004 decreased to approximately $4,540,000 from approximately $5,282,000 for 2003 or 14%. There were several factors contributing to this decrease. The more significant factors include decreases in rent expense of approximately $682,000 and depreciation of approximately $450,000. These decreases were offset by increases in professional service costs of approximately $451,000. The decreases in both rent and depreciation expense are attributable to relocating the Company’s headquarters from Watertown, Massachusetts to Waltham, Massachusetts in 2003. This move resulted in one-time charges related to the difference between future rent obligations on and sublease income expected from the Watertown property over a five year period as well as the acceleration of depreciation of the property abandoned at the Watertown facility. The Company anticipates that general and administrative expenses will increase at an appropriate rate to manage expected increases in development programs and increased corporate regulatory compliance requirements.

Other Income and Expenses
      Investment income increased by approximately $149,000 in 2004, or 46%, compared to 2003, primarily due to higher average cash, cash equivalents and marketable securities balances, offset by lower average interest rates and returns on investments, during the respective periods.
      Other income was approximately $635,000 in fiscal 2003. The other income amount in fiscal 2003 is primarily attributable to the recognition of $600,000 of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of the Company’s Swedish subsidiary, OXiGENE AB in 2003.

Tax Matters
      As of December 31, 2004, the Company had net operating loss carry forwards of approximately $109,000,000 for U.S. and foreign income tax purposes, of which approximately $68,700,000 expires for U.S. purposes through 2024. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $4,077,000 and approximately $3,400,000 for the years ended December 31, 2004 and 2003, respectively, due primarily to the increase in net operating loss carry forwards.
Years ended December 31, 2003 and 2002

Revenues
      During the fiscal year ended December 31, 2003, we recognized licensing revenue of approximately $30,000. This amount was received in connection with the license of our nutritional and diagnostic technology. No revenue was recognized under this agreement during the year ended December 31, 2002.

Costs and Expenses
      Total costs and expenses for the fiscal years ended December 31, 2003 and 2002 amounted to approximately $9,318,000 and approximately $12,639,000, respectively. The decrease of $3,321,000, or 26%, in 2003 is attributable to reductions in research and development expenses of $1,165,000 and general and administrative expenses of $2,156,000.
      Research and development expenses decreased to approximately $3,938,000 during fiscal 2003 from approximately $5,103,000 for the comparable 2002 period. The decrease of approximately $1,165,000 was attributable to ongoing efforts by us to focus spending only on programs that involved our Combretastatin family of VTAs, specifically CA4P, in the area of oncology and more recently ophthalmology. Included in research and development expenses in 2003 are expenses related to options issued for services provided by non-employees of approximately $178,000. In 2002, we recorded approximately $25,000 for such options.
      General and administrative expenses for the year ended December 31, 2003 decreased to approximately $5,282,000 from approximately $7,438,000 for 2002. The decrease of approximately $2,156,000 was primarily attributable to reductions in stock-based compensation expenses of $2,623,000, general legal expenses of $364,000 and cash compensation expenses of $330,000, offset in part by increases in rent expense of $502,000, professional consulting fees of $397,000 and depreciation expense of $326,000. The decrease in stock-based compensation expense in 2003 is attributable to the timing of vesting of the restricted stock grants awarded in 2002 and the common stock grants in 2002 that did not recur in 2003. The decrease in general legal expense is primarily attributable to continued efforts by us to focus on essential activities only at the time. The decrease in compensation expenses is primarily attributable to the conclusion of an employment agreement with a senior executive of the Company in 2002. The increases in both rent and depreciation expense are attributable to relocating the Company’s headquarters from Watertown, Massachusetts to Waltham, Massachusetts in 2003. This move resulted in one-time charges related to the difference between future rent obligations on and sublease income expected from the Watertown property over a five year period as well as the acceleration of depreciation of the property abandoned at the Watertown facility.

Other Income and Expenses
      Investment income decreased by approximately $14,000 in 2003 compared to 2002, primarily due to declining interest rates and returns on investments throughout 2003.
      Interest expense for both the year ended December 31, 2003 and December 31, 2002 represents the interest recognized on the payment obligations to ASU in connection with the license agreement with that organization. The decrease in fiscal 2003 of $17,000 from fiscal 2002 is attributable to decreases in the obligation to ASU as the scheduled payments have been made.
      Other income was approximately $635,000 during fiscal 2003 compared to other income of approximately $1,344,000 during fiscal 2002. The other income amount in fiscal 2003 is primarily attributable to the recognition of $600,000 of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of the Company’s Swedish subsidiary, OXiGENE AB. Other income in fiscal 2002 consisted primarily of a $1,300,000 gain associated with a terminated joint venture.
LIQUIDITY AND CAPITAL RESOURCES
      To date, we have financed our operations principally through net proceeds received from private and public equity financing. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2004, we had an accumulated deficit of approximately $90,046,000. We expect to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing clinical trials and anticipated research and development activities. We had cash, cash equivalents and available-for-sale securities of approximately $30,502,000 at December 31, 2004.
      In fiscal 2004, we experienced an increase in cash and cash equivalents of $15,110,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $22,493,000 and cash provided by investing activities of $3,008,000, offset in part by cash used in operating activities of $10,391,000.
      The net cash provided by financing activities of $22,493,000 is attributable to proceeds from the issuance of common stock of $22,411,000 and proceeds from the receipt of payments on outstanding notes receivable of $82,000. Of the proceeds attributable to the issuance of common stock, $22,359,000 is attributable to proceeds from the sale of 2,755,695 shares of the Company’s common stock in January 2004, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $52,000 is attributable to proceeds from the exercise of options. The Company has been using the proceeds of its common stock offering to accelerate the development of its lead compounds in both oncology and ophthalmology.
      The net cash provided by investing activities of $3,008,000 is primarily attributable to proceeds from the sale of available-for-sale securities of $12,995,000 offset by the purchase of available-for-sale securities of $9,777,000 and payments made in connection with license agreements of $155,000.
      Cash used in operating activities of $10,391,000 is primarily attributable to the net loss of $10,024,000 and a reduction in accounts payable, accrued expenses and other payables balances of $958,000 offset by the receipt of amounts previously held in a restricted cash account of $364,000 and non-cash charges totaling $283,000.
      We anticipate that our cash, cash equivalents and available-for-sale marketable securities, including the approximately $13,700,000 in net proceeds from the common stock offering in March 2005, will be sufficient to satisfy the Company’s projected cash requirements at least through approximately the first half of fiscal 2007. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VTAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
      If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all.
      In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2004, we have paid a total of $1,800,000 in connection with this license. We capitalized the net present value of the total amount paid or $1,500,000 and are amortizing this amount over the patent life or 15.5 years. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. We are also required to pay royalties on future net sales of products associated with these patent rights. The following table presents information regarding the Company’s contractual obligations and commercial commitments as of December 31, 2004:
Contractual Obligations

		Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

		(All amounts in thousands)
Pre-clinical and clinical development commitments	2,778	2,729	49	—	—
Operating leases	2,348	437	856	758	297

Total contractual cash obligations	$5,126	$3,166	$905	$758	$297
      Payments under the pre-clinical and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements.
Related Party Transactions
      During the year ended December 31, 2002, the Company had service agreements with certain organizations whose principal stockholders were officers or directors of the Company. The Company incurred a total of approximately $618,000 in consulting and legal fees paid to such organizations in fiscal 2002. There were no such fees incurred in either fiscal 2003 or 2004. In July 2003, the Company completed a settlement agreement with a former member of the Board of Directors for payment of outstanding legal services rendered for a total of $100,000 in cash.

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      At December 31, 2004, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and relatively short duration, OXiGENE believes that interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and a majority of amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      See Item 15 for a list of the OXiGENE’s Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures
      The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the fourth quarter of our fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, below.

Important considerations
      The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Board of Directors and Stockholders
OXiGENE, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OXiGENE, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OXiGENE Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that OXiGENE, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OXiGENE, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of OXiGENE, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2005

9B.	OTHER INFORMATION
      Not applicable.
PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

11.	EXECUTIVE COMPENSATION
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Share Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Executive Compensation — Employment Agreements, Termination of Employment and Change of Control Agreements” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
PART IV

15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report.
           (1) Financial Statements
      The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Registered Public Accounting Firm.
           (2) Financial Statement Schedules
                None.

           (3) Exhibits
      The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
4.1	Specimen Common Stock Certificate.*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Investors.&&&
4.3	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@
10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+ @
10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB.+
10.4	OXiGENE 1996 Stock Incentive Plan, as amended.++@
10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###
10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.+++
10.9	Employment Agreement with Joel Citron dated as of January 2, 2002.++++#@
10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.++++##
10.11	Plan and Agreement of Liquidation by and among Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 28, 2002.##
10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll.#@
10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@
10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#
10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#
10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#

EXHIBIT
NUMBER	DESCRIPTION

10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#
10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#
10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#
10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#
10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#
10.26	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.32	License Agreement by and between Active and the Company dated April 23, 2002.&
10.33	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&
10.34	Stock Pledge and Loan Agreement, dated as of September 1, 1999, between Registrant and Per-Olof Söderberg.&&&&
10.35	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Söderberg.&&&&
10.36	Securities Purchase Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.37	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.38	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%
10.39	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.40	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.41	Description of Director Compensation Arrangement.
10.42	Named Executive Officers Compensation Arrangements.
14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel-Tomas Citron Joel-Tomas Citron	Chairman of the Board and Director	March 15, 2005

/s/ Frederick W. Driscoll Frederick W. Driscoll	President, Chief Executive Officer and Director (Principal executive officer)	March 15, 2005

/s/ James B. Murphy James B. Murphy	Chief Financial Officer (Principal financial officer)	March 15, 2005

/s/ Arthur B. Laffer Arthur B. Laffer	Director	March 15, 2005

/s/ William N. Shiebler William N. Shiebler	Director	March 15, 2005

/s/ Per-Olof Söderberg Per-Olof Söderberg	Director	March 15, 2005

/s/ J. Richard Zecher J. Richard Zecher	Director	March 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
4.1	Specimen Common Stock Certificate*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Investors.&&&
4.3	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
10.1	Amended and Restated Stock Incentive Plan of Registrant dated as of May 15, 1993.*@
10.2	Executive Employment Agreement, dated as of October 9, 1993, between Registrant and Bjorn Nordenvall, M.D., Ph.D.+@
10.3	Consulting Agreement, dated as of October 9, 1995, between OXiGENE (Europe) AB and B. Omentum Consulting AB.+
10.4	OXiGENE 1996 Stock Incentive Plan, as amended.++@
10.5	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.6	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.7	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###
10.8	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.+++
10.9	Employment Agreement with Joel Citron dated as of January 2, 2002.++++#@
10.10	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.++++##
10.11	Plan and Agreement of Liquidation of Peregrine Pharmaceuticals, Inc., the Registrant and Arcus Therapeutics LLC, dated as of February 15, 2002.##
10.12	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll.#@
10.13	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.14	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@
10.15	Addendum to Executive Employment Agreement, dated as of April 23, 2002, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.16	Addendum to Consulting Agreement, dated as of April 23, 2002, between Registrant and B. Omentum Consulting AB.#
10.17	Addendum to Executive Employment Agreement, dated as of July 1, 2001, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.18	Amendment to Executive Employment Contract, dated as of July 1, 1999, between Registrant and Bjorn Nordenvall, M.D., Ph.D.#@
10.19	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#
10.20	Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#
10.21	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#
10.22	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

Exhibit
Number	Description

10.23	Promissory Note, dated as of January 2, 2002, between Registrant and Bjorn Nordenvall.#
10.24	Promissory Notes, dated as of January 2, 2002, between Registrant and David Chaplin.#
10.25	Promissory Note, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#
10.26	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.27	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.28	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.29	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.30	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.31	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.32	License Agreement by and between Active and the Company dated April 23, 2002.&
10.33	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&
10.34	Stock Pledge and Loan Agreement, dated as of September 1, 1999, between Registrant and Per-Olof Söderberg.&&&&
10.35	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Söderberg.&&&&
10.36	Securities Purchase Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.37	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.38	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%
10.39	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.40	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.41	Description of Director Compensation Arrangement.
10.42	Named Executive Officers Compensation Arrangements.
14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
+	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
++	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
+++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.
&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
++++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.
@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

Form 10-K Item 15(a)(1)
OXiGENE, Inc.
Index to Consolidated Financial Statements
      The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OXiGENE, Inc.
      We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OXiGENE, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2005

OXiGENE, Inc.
Consolidated Balance Sheets

	Year Ended December 31,

	2003	2004

	(Amounts in thousands,
	except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$878	$15,988
Available-for-sale securities	17,694	14,514
Restricted cash	364	—
Prepaid expenses	27	59
Other assets	22	46

Total current assets	18,985	30,607
Furniture and fixtures, equipment and leasehold improvements	905	955
Accumulated depreciation	(861)	(888)

	44	67
License agreements, net of accumulated amortization of $430 and $528 at December 31, 2003 and 2004, respectively	1,069	971
Deposits	107	112

Total assets	$20,205	$31,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
License agreement payable — current portion	$155	$—
Accounts payable	1,546	494
Accrued research and development	1,294	1,263
Accrued other	740	865

Total current liabilities	3,735	2,622
Commitments and contingencies
Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 13,994 shares in 2003 and 16,714 shares in 2004, issued and outstanding	140	167
Additional paid-in capital	97,674	119,527
Accumulated deficit	(80,022)	(90,046)
Accumulated other comprehensive loss	(132)	(94)
Notes receivable	(962)	(384)
Deferred compensation	(228)	(35)

Total stockholders’ equity	16,470	29,135

Total liabilities and stockholders’ equity	$20,205	$31,757

See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2002	2003	2004

	(All amounts in thousands,
	except per share amounts)
License revenue	$—	$30	$7
Operating costs and expenses:
Research and development	5,103	3,938	5,849
General and administrative (including related party transactions of approximately $618 in 2002)	7,438	5,282	4,540
Amortization of license agreements	98	98	98

Total operating costs and expenses	12,639	9,318	10,487

Operating loss	(12,639)	(9,288)	(10,480)
Investment income	335	321	470
Interest expense	(53)	(36)	—
Other (expense) income, net	1,344	635	(14)

Net loss	$(11,013)	$(8,368)	$(10,024)

Basic and diluted net loss per common share	$(0.88)	$(0.63)	$(0.61)
Weighted-average number of common shares outstanding	12,514	13,184	16,560
See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated
	$.01 Par Value		Additional		Other			Total
			Paid-In	Accumulated	Comprehensive	Notes	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Receivable	Compensation	Equity

	(All amounts in thousands)
Balance at December 31, 2001	11,432	$114	$82,385	$(60,641)	$461	$(3,765)	$(35)	$18,519
Unrealized loss from available-for-sale securities	—	—	—	—	(87)	—	—	(87)
Foreign currency translation adjustment	—	—	—	—	263	—	—	263
Net loss	—	—	—	(11,013)	—	—	—	(11,013)

Comprehensive loss	—	—	—	—	—	—	—	(10,837)
Issuance of common stock	215	2	473	—	—	—	—	475
Issuance of restricted stock	1,030	11	2,811	—	—	—	(381)	2,441
Issuance of notes receivable	—	—	2	—	—	(636)	—	(634)
Interest on notes receivable	—	—	175	—	—	(145)	—	30
Cancellation of notes receivable	—	—	(2,359)	—	—	2,359	—	—
Options issued for services provided by non-employees	—	—	(22)	—	—	—	48	26

Balance at December 31, 2002	12,677	127	83,465	(71,654)	637	(2,187)	(368)	10,020

Unrealized loss from available-for-sale securities	—	—	—	—	(169)	—	—	(169)
Foreign currency translation adjustment	—	—	—	—	(600)	—	—	(600)
Net loss	—	—	—	(8,368)	—	—	—	(8,368)

Comprehensive loss	—	—	—	—	—	—	—	(9,137)
Issuance of common stock in connection with private financing, net of expenses of $1,102	1,500	15	13,883	—	—	—	—	13,898
Issuance of common stock upon exercise of options	110	1	499	—	—	—	—	500
Compensation related to restricted stock, options and stock appreciation rights	5	—	229	—	—	—	391	620
Payment of notes receivable	—	—	—	—	—	569	—	569
Interest on notes receivable	—	—	102	—	—	(102)	—	—
Cancellation of notes receivable	(298)	(3)	(755)	—	—	758	—	—
Options issued for services provided by non-employees	—	—	251	—	—	—	(251)	—

Balance at December 31, 2003	13,994	140	97,674	(80,022)	(132)	(962)	(228)	16,470

Unrealized gain from available-for-sale securities	—	—	—	—	38	—	—	38
Net loss	—	—	—	(10,024)	—	—	—	(10,024)

Comprehensive loss	—	—	—	—	—	—	—	(9,986)
Issuance of common stock in connection with private financing, net of expenses of $1,837	2,756	27	22,332	—	—	—	—	22,359
Issuance of common stock upon exercise of options	20	—	52	—	—	—	—	52
Compensation related to restricted stock	(9)	—	(26)	—	—	—	156	130
Payment of notes receivable	—	—	—	—	—	82	—	82
Interest on notes receivable	—	—	21	—	—	(21)	—	—
Cancellation of notes receivable	(47)	—	(517)	—	—	517	—	—
Options issued for services provided by non-employees	—	—	(9)	—	—	—	37	28

Balance at December 31, 2004	16,714	$167	$119,527	$(90,046)	$(94)	$(384)	$(35)	$29,135

See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2002	2003	2004

	(Amounts in thousands)
Operating activities:
Net loss	$(11,013)	$(8,368)	$(10,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of joint venture	(1,325)	—	—
Foreign currency translation gain	—	(635)	—
Depreciation	145	478	27
Amortization of license agreements	98	98	98
Abandonment of furniture, fixtures and equipment	11	—	—
Compensation related to issuance of warrants, options, stock appreciation rights and restricted stock	2,941	620	158
Changes in operating assets and liabilities:
Restricted cash	—	(364)	364
Prepaid expenses and other current assets	430	(7)	(56)
Accounts payable, accrued expenses and other payables	212	427	(958)

Net cash used in operating activities	(8,501)	(7,751)	(10,391)
Investing activities:
Purchase of available-for-sale securities	(8,164)	(10,584)	(9,777)
Proceeds from sale of available-for-sale securities	—	798	12,995
Proceeds from sale of joint venture	2,000	—	—
Amount paid for license agreements	(267)	(290)	(155)
Purchase of furniture, fixtures and equipment	(15)	(35)	(50)
Deposits	10	(33)	(5)

Net cash provided by (used in) investing activities	(6,436)	(10,144)	3,008
Financing activities:
Proceeds from issuance of common stock	—	14,398	22,411
Payment of notes receivable and related interest	—	569	82
Issuance of notes receivable and related interest	(634)	—	—

Net cash provided by (used in) financing activities	(634)	14,967	22,493
Effect of exchange rate changes on cash	293	54	—

Increase (Decrease) in cash and cash equivalents	(15,278)	(2,874)	15,110
Cash and cash equivalents at beginning of year	19,030	3,752	878
Cash and cash equivalents at end of year	$3,752	$878	$15,988

Supplemental Disclosure
Interest paid	$53	$30	—
See accompanying notes.

OXiGENE, INC.
Notes to Consolidated Financial Statements
December 31, 2004

1.	Description of Business and Significant Accounting Policies

Description of Business
      OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. The Company’s focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, the Company does not have any products available for sale, however it has four therapeutic product candidates in various stages of clinical and preclinical development.
      OXiGENE’s primary drug development programs are based on a series of natural products called Combretastatins. The Company has developed two distinct technologies that are based on Combretastatins. It refers to the first technology as vascular targeting agents, or VTAs. The Company is currently developing VTAs for indications in both oncology and ophthalmology. OXiGENE refers to the second technology as ortho-quinone prodrugs, or OQPs. The Company is currently developing OQPs for indications in oncology. OXiGENE’s most advanced clinical compound is CA4P, a VTA, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications. The Company conducts scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third party, specialty organizations.

Principles of Consolidation
      The financial statements include the accounts of the Company and its wholly-owned subsidiary in Sweden, OXiGENE Europe AB, prior to its liquidation on December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk
      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents and available-for-sale securities. The Company places its cash, cash equivalents and available-for-sale securities with a high credit quality financial institution. At December 31, 2003 and 2004, substantially all cash, cash equivalents and available-for-sale securities were deposited with one financial institution.

Cash and Cash Equivalents
      The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

Available-for-Sale Securities
      In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, U.S. government agency and debt securities, certificates of deposit and fixed-income mutual funds. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income.
      The Company’s investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category.
      The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Fixed income mutual funds	$4,253	$—	$—	$4,253
Certificates of deposit	2,661	—	(20)	2,641
Government bonds
Maturing in less than 2 years	752	—	(8)	744
Maturing in 2 to 4 years	1,500	—	(4)	1,496
Maturing in greater than 4 years	1,000	—	—	1,000

Subtotal government bonds	3,252	—	(12)	3,240
Corporate bonds
Maturing in less than 2 years	2,701	2	(29)	2,674
Maturing in 2 to 4 years	1,741	—	(35)	1,706

Subtotal corporate bonds	4,442	2	(64)	4,380
Total available-for-sale securities	$14,608	$2	$(96)	$14,514

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Fixed income mutual funds	$11,453	$15	$(109)	$11,359
Certificates of deposit	1,171	—	(10)	1,161
Government bonds
Maturing in less than 2 years	250	—	—	250
Maturing in 2 to 4 years	1,000	3	—	1,003

Subtotal government bonds	1,250	3	—	1,253
Corporate bonds
Maturing in less than 2 years	700	8	(3)	705
Maturing in 2 to 4 years	2,252		(13)	2,239
Maturing in greater than 4 years	1,000	—	(23)	977

Subtotal corporate bonds	3,952	8	(39)	3,921
Total available-for-sale securities	$17,826	$26	$(158)	$17,694

      At December 31, 2004, the Company determined that all of its fixed income mutual funds were permanently impaired by approximately $47,000 and reduced the value down to their estimated fair value as of that date. As of December 31, 2004, virtually all of the Company’s remaining available-for-sale securities are in an unrealized loss position, primarily attributable to increases in short to medium term interest rates over the course of 2004. The Company has determined that these unrealized losses are temporary, after taking into consideration its current cash and cash equivalent balances and its expected cash requirements over the next twelve months.

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

Income Taxes
      The Company accounts for income taxes based upon the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized using the liability method whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.

License Agreement
      The present value of the amount payable under the license agreement with Arizona State University (see Note 8) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense of approximately $98,000 per year or $490,000 over the five-year period related to this license agreement. The difference between amounts actually paid and the carrying value is charged to interest expense in the accompanying consolidated statements of operations. Under SFAS 144, Company management has conducted an impairment analysis of its long-lived assets and has concluded that no fair value adjustment was necessary for the year ended December 31, 2004.

Depreciation
      Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The Company had approximately $44,000 and $67,000 in net leasehold improvements, equipment and furniture and fixtures at December 31, 2003 and 2004, respectively.

Patents and Patent Applications
      The Company has filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as general and administrative expense as incurred.

Foreign Currency Translation
      Prior to its liquidation in December 2003, assets and liabilities of the Swedish subsidiary were translated at year-end rates and income and expenses were translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period were reported as accumulated other comprehensive income in stockholders’ equity. In 2003, the Company recognized other income of approximately $635,000 attributable to the recognition of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of this subsidiary.

Net Loss Per Share
      Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options and unvested restricted common shares issued by the Company were anti-dilutive due to the Company’s net loss for all periods presented and, accordingly, excluded from the calculation of weighted-average shares. Common stock equivalents of 590,000, 1,907,000 and 2,119,000 at December 31, 2002, 2003 and 2004, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation
      The Company accounts for stock options and stock appreciation rights granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services”. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.
      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2003 and 2004:

Weighted Average Assumptions	2002	2003	2004

Risk-free interest rate	4.53%	3.16%	2.57%
Expected life	4 years	4 years	4 years
Expected volatility	79%	95%	118%
Dividend yield	0.00%	0.00%	0.00%
Fair value	$1.59	$5.92	$4.84
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and stock appreciation rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.
      For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company’s pro forma information follows: (Amounts in thousands, except per share amounts)

	Year Ended December 31,

	2002	2003	2004

Net loss as reported	$(11,013)	$(8,368)	$(10,024)
Deduct: Stock-based employee compensation expense included in reported net loss	2,372	112	129
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(2,974)	(909)	(2,250)

Pro forma net loss	$(11,615)	$(9,165)	$(12,145)

Basic and diluted net loss per share:
As reported	$(0.88)	$(0.63)	$(0.61)
Pro forma	$(0.93)	$(0.70)	$(0.73)

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive loss consists of unrealized loss on available-for-sale securities of $132,000 and $94,000 at December 31, 2003 and 2004, respectively.

Revenue Recognition
      The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Under this accounting method, the Company recognizes revenue when it is earned, that is when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.
      Currently, the Company does not have any products available for sale. The only source for potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services. License revenue of $30,000 and $7,000 was recognized during the years ended December 31, 2003 and 2004, respectively, in connection with this license arrangement.

Recent Accounting Pronouncements
      In December 2004, the FASB issued No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for public companies (excluding small business issuer as defined in SEC Regulations) at the beginning of the first interim or annual period beginning after June 15, 2005.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adapting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future-periods.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

2.	Foreign Operations
      At December 31, 2003, the Company completed the liquidation of its foreign subsidiary OXiGENE Europe AB. Summary financial information for assets and liabilities at December 31, 2002 and 2003, and expenses and net loss for the years then ended related to foreign operations are as follows: (Amounts in thousands)

	December 31,

	2002	2003

Assets	$1,206	$—
Liabilities	687	—
Expenses	2,371	136
Net (loss) income	$(2,422)	$(165)
      Foreign exchange gains for the years ended December 31, 2002 and 2003, were not significant. In 2003, the Company recognized other income of approximately $635,000 attributable to the recognition of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of this subsidiary.

3.	Related Party Transactions
      At December 31, 2004, the Company has approximately $383,000 in outstanding notes receivable from directors and officers, in connection with option awards and restricted stock issuances, which are included as a component of stockholders’ equity in the accompanying consolidated balance sheets.
      During the year ended December 31, 2002, the Company had service agreements with certain organizations whose principal stockholders were officers or directors of the Company. The Company incurred a total of approximately $618,000 in consulting and legal fees paid to such organizations in fiscal 2002. There were no such fees incurred in either fiscal 2003 or 2004. In July 2003, the Company completed a settlement agreement with a former member of the Board of Directors for payment of outstanding legal services rendered for a total of $100,000 in cash.

4.	Joint Venture Agreement
      In February 2002, the Company concluded a joint venture agreement between the Company and Peregrine Pharmaceuticals, Inc. (“Peregrine”), which formed Arcus Therapeutics, LLC (“ARCUS”) to develop and commercialize certain technologies. As part of the liquidation agreement, Peregrine paid the Company $2,000,000 and both Peregrine and the Company reacquired full rights and interest to the vascular targeting platforms they had contributed to ARCUS. The Company recorded other income of approximately $1,300,000 in connection with concluding this arrangement in fiscal 2002.

5.	Stockholders’ Equity
      In June 2003, the Company completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10.00 per share and were issued two-year warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share. The Company received approximately $13,898,000 after costs and expenses of approximately $1,102,000. In addition to the cash offering costs of $1,102,000, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares at $12 per share. The warrants issued to the placement agent and the investors were valued at approximately $2,104,000 and approximately $1,385,000, respectively, using the Black-Scholes option-pricing model.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
      In January 2004, the Company received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of its Common Stock and netted approximately $22,359,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities.

Stock Incentive Plans
      In 1996, the Company established the 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto may be granted options to purchase shares of Common Stock of the Company. Under the terms of the 1996 Plan, “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, “nonqualified stock options” (“NQSOs”) and stock appreciation rights (“SARs”) may be granted. A maximum of 2,500,000 shares may be the subject of ISOs, NQSOs and SARs under the 1996 Plan.
      In January 2002, the Company offered to cancel 1,119,071 options outstanding with exercise prices significantly above the current market value of the Company’s common stock. A total of 1,109,571 options were subsequently cancelled. The Company replaced the cancelled options with new shares of stock totaling 1,029,571 shares issued under two stock plans. New shares were issued under the Compensation Award Stock Program adopted in 2002, where a total of 821,030 shares of Common Stock were issued to directors. These shares vested immediately and the Company recognized non-cash compensation expense of approximately $2,250,000 in 2002, all of which was recognized in the first quarter of that year. In addition, under the Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The restricted shares are subject to forfeiture and transfer restrictions until they vest, generally over a three-year period. As a result, the Company recognized non-cash compensation expense of approximately $190,000, $383,000 and $130,000 in fiscal 2002, 2003 and 2004, respectively, relating to this grant.
      In 2002, 2003 and 2004, the Company recorded stock-based compensation expense of approximately $25,000, $178,000 and $28,000, respectively, in connection with options issued to non-employees.

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

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

Options and Warrants
The following is a summary of the Company’s stock option, warrant and stock appreciation right activity: (Amounts in thousands)

		Incentive	Stock
	Non-qualified	Stock	Appreciation
	Stock Options	Options	Rights	Warrants

Outstanding at December 31, 2001	1,299	128	25	—
Granted	414	—	—	—
Exercised	(15)	—	—	—
Canceled	(1,108)	(128)	—	—

Outstanding at December 31, 2002	590	—	25	—
Granted	919	—	—	525
Exercised	(98)	—	(17)	—
Canceled	(29)	—	(8)	—

Outstanding at December 31, 2003	1,382	—	—	525
Granted	378	—	—	—
Exercised	(20)	—	—	—
Canceled	(146)	—	—	—

Outstanding at December 31, 2004	1,594	—	—	525

Weighted-Average Exercise Price of Stock Options, Warrants and Stock Appreciation Rights

			Stock
	Non-qualified	Incentive	Appreciation
	Stock Options	Stock Options	Rights	Warrants

December 31, 2001	$8.11	$9.48	$7.51	$—
Granted	2.62	—	—	—
Exercised	2.66	—	—	—
Canceled	8.84	9.48	—	—

December 31, 2002	3.14	—	7.51	—
Granted	8.58	—	—	14.14
Exercised	3.79	—	7.63	—
Canceled	4.07	—	7.25	—

December 31, 2003	6.69	—	—	14.14
Granted	6.21	—	—	—
Exercised	2.58	—	—	—
Canceled	8.64	—	—	—

December 31, 2004	$6.45	$—	$—	$14.14

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock Options, Warrants and Stock Appreciation Rights Exercisable

		Stock
	Non-qualified	Appreciation
	Stock Options	Rights	Warrants

	(Share amounts in thousands)
December 31, 2002:
Exercisable	194	25	—
Weighted-average exercise price	$3.96	$7.51	$—
December 31, 2003:
Exercisable	462	—	525
Weighted-average exercise price	$2.96	$—	$14.14
December 31, 2004:
Exercisable	746	—	525
Weighted-average exercise price	$5.33	$—	$14.14
Stock Options and Warrants Outstanding

	Non-qualified Stock Options		Warrants

	(Share amounts in thousands)
December 31, 2004:
Range of Exercise prices:	$1.06 to $5.00	$5.01 to $10.35	$12.00 to $15.00

Outstanding	449	1,145	525
Weighted-average exercise price	$2.71	$7.92	$14.14
Weighted-average remaining contractual life	7.20 years	8.84 years	1.30 years
Exercisable	404	342	525
Weighted-average exercise price	$2.70	$8.44	$14.14

Notes Receivable
      Certain stock options were exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. As of December 31, 2004, two notes including accrued interest totaling approximately $327,000 are outstanding, all of which is due from a director of the Company. One of the notes becomes due in June 2005, while the other becomes due in November 2006. There are 30,856 shares of common stock outstanding in connection with the exercise of these options. The terms of such notes include various forfeiture and restriction provisions on these shares. If the notes are not paid in accordance with their terms, the shares will be cancelled. In 2004, 47,000 shares were reacquired in connection with forfeited notes receivable.
      Under the terms of both the Compensation Award Stock Program and the Restricted Stock Program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arose from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory note accrued interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant. Shares of Common Stock have

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
been pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant fails to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, will be forfeited. In 2002, approximately $604,000 in loans was issued. During 2003, payments of principal and interest of $528,000 were received, and approximately $31,000 of notes were forfeited. During 2004, payments of principal and interest of $82,000 were received. As of December 31, 2004, approximately $58,000 of principal and interest remains outstanding, $56,000 of which is due from officers of the Company.

Common Stock Reserved for Issuance
      As of December 31, 2004, the Company has reserved approximately 2,893,000 shares of its Common Stock for issuance in connection with stock options and warrants.

6.	Income Taxes
      At December 31, 2004, the Company had net operating loss carry-forwards of approximately $109,000,000 for U.S. and foreign income tax purposes, approximately $68,700,000 of which will be expiring for U.S. purposes through 2024. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the U.S. net operating loss carryforwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.
      Components of the Company’s deferred tax asset at December 31, 2003 and 2004 are as follows: (Amounts in thousands)

	2003	2004

Net operating loss carryforwards	$40,234	$44,324
Compensatory stock options, warrants and stock appreciation rights	1,088	1,088
Other	245	232

Total deferred tax asset	41,567	45,644
Valuation allowance	$(41,567)	$(45,644)

Net deferred tax asset	—	—

      The valuation allowance increased by approximately $3,400,000 and approximately $4,077,000 for the years ended December 31, 2003 and 2004, respectively, due primarily to the increase in net operating loss carryforwards.

7.	Commitments and Contingencies

Leases
      The Company relocated its corporate headquarters in September 2003 from Watertown, Massachusetts to Waltham, Massachusetts. In the process, the Company executed a sublease for the space it is committed to in Watertown for a period of time that coincides with its commitment of space in Waltham, approximately five years from the date of the move. Rent expense for the year ended December 31, 2002 was approximately $300,000. For the year ended December 31, 2003 rent expense was $835,000, which included a one-time charge of approximately $565,000 relating to the difference between the amount owed to the original lessor of the property in Watertown and the sublease income from that same property, over the five-year lease term. The Company’s base rent expense for the year ended December 31, 2004 was approximately $134,000.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
      The minimum annual rent commitment for the above leases are as follows: (Amounts in thousands)

	Gross	Receipts From	Net
	Commitments	Sublease	Commitments

2005	$437	$(180)	$257
2006	426	(210)	216
2007	430	(211)	219
2008	434	(143)	291
2009	324	—	324
Thereafter	297	—	297

	$2,348	$(744)	$1,604

License Agreements
      In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2004, the Company has paid a total of $1,800,000 in connection with this license. The Company capitalized the net present value of the total amount paid or $1,500,000 and is amortizing this amount over the patent life or 15.5 years. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds as defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
      In December 1999, the Company entered into a Research Collaboration and License Agreement with a pharmaceutical company. Effective April 2002, this agreement was terminated in its entirety. In connection with the termination, the Company recorded a liability of $790,000, of which 700,000 was paid in 2004.

Litigation
      In November 2003, the Company settled a lawsuit with a former employee regarding issuance of restricted stock. The former employee was awarded 13,250 shares of common stock. The Company recorded a non-cash compensation charge of $141,000 in 2003 in connection with the issuance of the stock, which is included in general and administrative expense on the accompanying consolidated statements of operations.
      From time to time, the Company may be a party to actions and claims arising from the normal course of its business. The Company will vigorously defend actions and claims against it. To the best of the Company’s knowledge, there are no material suits or claims pending or threatened against the Company.

8.	Retirement Savings Plan
      The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. At the present time, the Company does not provide matching contributions to the plan.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

9.	Subsequent Events
      On March 7, 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its Common Stock and netted approximately $13,700,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its two product candidates, Combretastatin A4P (CA4P) and OXi4503, in oncology and ophthalmology.

10.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004: (Amounts in thousands)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

License revenue	$20	$—	$—	$10
Net loss	(1,476)	(1,849)	(3,354)	(1,689)
Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.24)	$(0.12)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

License revenue	$7	$—	$—	$—
Net loss	(2,062)	(2,803)	(2,910)	(2,249)
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.17)	$(0.13)