Form 10-K/A
period 2004-12-31
OXIGENE INC
filed 2005-04-29
CIK 908259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3679168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

230 Third Avenue
Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 547-5900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Common Stock Purchase Rights
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

As of April 15, 2005 the aggregate number of outstanding shares of Common Stock of the registrant was 20,053,354.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 15, 2005 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors.

Our Board of Directors currently consists of six members, including four members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and qualify as independent directors under the rules of the Nasdaq Stock Market, Inc. Under our by-laws, the number of members of our Board of Directors is fixed from time to time by the Board of Directors, and directors serve in office until the next annual meeting of stockholders and until their successors have been elected and qualified.

The following information with respect to each director has been furnished to us by that director. The ages of the directors are as of March 31, 2005. Mr. Citron is currently the Chairman of the Board of Directors, and Mr. Driscoll is currently our President and Chief Executive Officer.

JOEL-TOMAS CITRON

Age:	42

Director Since:	2000; Chairman of the Board since December 2001

Principal Occupation:	Mr. Citron is President and Chief Executive Officer of Jovian Holdings Inc.

Business Experience:	Mr. Citron has served as President and Chief Executive Officer of Jovian Holdings Inc. since 2002. Mr. Citron has served as the Chairman of Provide Commerce, Inc., a San Diego-based company, since 2001. From 1998 to 2001 he was Vice Chairman, President and Chief Executive Officer of Miami-based MasTec, Inc. Mr. Citron served as Chairman of the Board and President of Proventus Inc., and was a Senior Executive of Proventus AB, a large international investment company based in Stockholm, Sweden, from 1992 to 1998.

FREDERICK W. DRISCOLL

Age:	54

Director Since:	2002

Principal Occupation:	Mr. Driscoll has been our President and Chief Executive Officer since June 11, 2002. Prior to that, Mr. Driscoll had served as our President of Finance and Operations since 2000.

Business Experience:	Prior to joining us, from 1996 to 2000, Mr. Driscoll worked at Collagenesis Corporation, most recently as Senior Vice President of Finance and Operations. From 1974 to April 1996, he served in various senior management positions at Instrumentation Laboratory.

Other Directorships:	Neurofibromatosis, Inc. (private)

ARTHUR B. LAFFER, PH.D.

Age:	64

Director Since:	1998

Principal Occupation:	Dr. Laffer has been the Chairman and Chief Executive Officer of Laffer Associates, an economic research and financial consulting firm since 1979. Dr. Laffer is also a co-founder, Chairman and Chief Executive Officer of Laffer Advisers, Inc., a broker dealer, since 1981, and a co-founder, Chairman and Chief Executive Officer of Laffer Investments, an institutional money management firm since 1999.

Business Experience:	From 1981 to 1989, Dr. Laffer was a member of President Ronald Reagan’s Economic Policy Advisory Board. Dr. Laffer was a member of the Policy Committee and the Board of Directors of the American Council for Capital Formation in Washington, D.C. He was a Distinguished University Professor at Pepperdine University, and a member of Pepperdine’s Board of Directors. From 1976 to 1984, Dr. Laffer was the Charles B. Thornton Professor of Business Economics at the University of Southern California. From 1970 to 1976, Dr. Laffer was an Associate Professor of Business Economics at the University of Chicago. From 1972 to 1977, Dr. Laffer was a consultant to the Secretaries of Treasury and Defense. From October 1970 to July 1972, Dr. Laffer was the First Chief Economist at the Office of Management and Budget under George Shultz, while on leave of absence from the University of Chicago.

Other Directorships:	Dr. Laffer serves on the board of directors or board of advisors of numerous public and private companies including Veolia Environment (public), Provide Commerce, Inc. (public), MPS Group, Inc. (public), Petco Animal Supplies (public) and Nicholas Applegate Growth Equity Fund (public Investment Company Act company).

PER-OLOF SÖDERBERG

Age:	49

Director Since:	1997

Principal Occupation:	Mr. Söderberg is Chairman and co-owner of Söderberg & Partners, a financial services company specializing in pension money consulting and insurance brokerage in the Scandinavian market.

Business Experience:	Mr. Söderberg holds a Masters degree from Stockholm’s School of Economics and an MBA from INSEAD, France. Mr. Söderberg has twenty-five years’ business experience as a board member of several companies and as an investor, but also with wholesale and trading companies located in Scandinavia. Prior to founding Söderberg & Partners in 2004, Mr. Söderberg was President of Dahl International for fifteen years, a company which has grown from a local wholesaler to the leading wholesaler in its area with over 250 affiliates in Denmark, Norway, Poland, Sweden, Estonia and Finland.

Other Directorships:	RATOS, a private equity company publicly listed in Stockholm; Dahl International, a leading building material wholesaler; and a board member of the Stockholm School of Economics.

WILLIAM N. SHIEBLER

Age:	63

Director Since:	2002

Principal Occupation:	Mr. Shiebler is Vice Chairman of Deutsche Asset Management and Chairman of Scudder Investments.

Business Experience:	Prior to joining Deutsche Bank, Mr. Shiebler was the President and CEO of Putnam Mutual Funds. In 1999 Mr. Shiebler retired from Putnam Investments until March 2002 when he assumed his responsibilities at Deutsche Bank.

Other Directorships:	Mr. Shiebler is a Director of Attensity Corp. Mr. Shiebler is a Trustee of various Scudder Mutual Funds. Mr. Shiebler is also a Trustee or Director of a number of corporate and community organizations, including the U.S. Ski Team, Kean University and the Oquirrh Institute.

J. RICHARD ZECHER, PH.D.

Age:	64

Principal Occupation:	Mr. Zecher is a founder of Investor Analytics, an Internet based risk management system that supports portfolio managers, and the Head of the Investor Analytics Institute, the research arm of Investor Analytics.

Business Experience:	Prior to founding Investor Analytics, Mr. Zecher was President and CEO of UBS Asset Management, Inc., and of its predecessor, Chase Investors Management Corporation. From 1986 to 1990, Mr. Zecher held the positions of Treasurer and Global Risk Manager at the Chase Manhattan Bank, and from 1981 to 1986 he was the Chief Economist at Chase. He served as a Public Director on the Chicago Board Options Exchange from 1979 through 1997, and was Chairman of its Audit Committee from 1988 through 1997.

Other Directorships:	Mr. Zecher is the Chairman of the Board of Queensboro Management, Limited and a board member of Investor Analytics LLC and Sutton Asset Management LLC.

(b) Identification of Executive Officers.

Management

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. See above for biographical information pertaining to Joel-Tomas Citron, our Chairman of the Board, and Frederick W. Driscoll, our President and Chief Executive Officer.

David (Dai) Chaplin, Ph.D., 49, was appointed Chief Scientific Officer and Head of Research and Development in July 2000. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990.

Scott Young, 42, was appointed Chief Operating Officer in March 2004. Mr. Young served as OXiGENE’s vice president of clinical and regulatory affairs from January 2002 until March 2004. In addition, since 1999 Mr. Young has served as OXiGENE’s designated regulatory representative to the U.S. Food and Drug Administration and international pharmaceutical regulatory bodies. Prior to joining OXiGENE in 1997, Mr. Young was the principal project manager and regulatory representative for a partnership between Genzyme Corp. and Diacrin, Inc. in the development of xenotransplantation therapy to treat Parkinson’s disease. Mr. Young also has served in several roles at RepliGen Corp. and as a process development scientist at Genetics Institute, now part of Wyeth-Ayerst. Mr. Young holds a bachelor of science degree in biochemistry from the University of Massachusetts at Amherst and a master’s degree in public health from Harvard University.

James B. Murphy, 48, was appointed Chief Financial Officer in March 2004. From 2001 until May 2003, Mr. Murphy was vice president of finance for Whatman Inc., of Marlborough, Massachusetts, a subsidiary of U.K.-based Whatman plc (LSE: WHM), a publicly traded manufacturer of filtration and separation products for the pharmaceutical industry. From 1994 through 2001, Mr. Murphy worked at HemaSure (NASDAQ: HMSR), a spin-

off of Sepracor, Inc., serving as the company’s senior vice president of finance and administration, and later as senior vice president and chief financial officer. From 1990 to 1994, he was corporate controller at Sepracor (NASDAQ: SEPR), a diversified pharmaceutical, medical device and biotechnology products company based in Marlborough, Massachusetts. Mr. Murphy holds a BA in economics and accounting from the College of the Holy Cross and is registered as a Certified Public Accountant.

(c) Identification of Certain Significant Employees.

Not applicable.

(d) Family Relationships.

There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

(e) Business Experience.

The business experience of each of our directors, including executive officers who also serve as our directors, is set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b), “Identification of Executive Officers” of this Annual Report on Form 10-K/A.

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.

(f) Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert.

Our Audit Committee consists of Messrs. William N. Shiebler, Per-Olof Söderberg, J. Richard Zecher and Arthur B. Laffer (Chairman). During 2004, the Audit Committee held eight meetings. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Board has determined that Dr. Laffer is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Board of Directors has adopted a charter for the Audit Committee, which is reviewed and reassessed annually by the Audit Committee.

Securities and Exchange Commission rules require that we disclose our compliance with Nasdaq listing standards regarding the independence of our Audit Committee members and inclusion in the Audit Committee of any non-independent director. Currently, all of our Audit Committee members are “independent” as defined under Nasdaq listing standards.

(j) Procedures for Stockholder Nominations to our Board of Directors.

No material changes to the procedures for nominating directors by our stockholders were made in 2004.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is available on our web site at www.oxigene.com/investor center/corp. gov./codeofconduct.pdf. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock (“Reporting Persons”) to file with the Securities and Exchange Commission and us initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other of our equity securities. For these purposes, the term “other equity securities” would include options granted under our 1996 Stock Incentive Plan. To our knowledge, based solely on a review of the forms and written representations received by us from the Reporting Persons, during the fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to the Reporting Persons were properly and timely satisfied, except that nine reports on Form 4 were filed late by Messrs. Laffer, Söderberg, Shiebler, Zecher, Citron, Driscoll, Chaplin, Murphy and Young, reporting one transaction each, and an initial report of ownership on Form 3 was filed late by Mr. Zecher.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth summary information as to compensation received by our current Chief Executive Officer and each of the three other most highly compensated executive officers who received total salary and bonus of at least $100,000 during fiscal 2004 (collectively, the “named executive officers”) for services rendered to us in all capacities during the three fiscal years ended December 31, 2004.

	Annual Compensation						Long-Term Compensation Awards
					Other Annual		Restricted		Securities	All Other
					Compensation		Stock		Underlying	Compensation
Name and Principal Position	Year	Salary($)		Bonus($)	($)		Awards ($)		Options/SARs(#)	($)
Frederick W. Driscoll	2004	325,000		40,000	7,800	(1)	—		50,000	—
President and	2003	291,346		100,000	2,400	(1)	—		100,000	—
Chief Executive Officer	2002	250,000		—	—		42,000	(2)	100,000	—
David Chaplin, Ph.D.	2004	325,000	(3)	40,000	—		—		50,000	—
Chief Scientific	2003	311,346	(3)	100,000	—		—		100,000	—
Officer and	2002	280,000	(3)	25,000	—		47,250	(4)	100,000	9,750	(5)
Head of Research and Development
James B. Murphy (6)	2004	151,615		20,000	—		—		20,000	—
Vice President and	2003	—		—	—		—		—	—
Chief Financial Officer	2002	—		—	—		—		—	—
Scott Young	2004	202,289		20,000	—		—		30,000	—
Chief Operating Officer	2003	170,596		35,000	—		—		50,000	—
	2002	150,000		—	—		21,000	(7)	12,000	—

(1)	Represents the amount allotted to Mr. Driscoll for an automobile allowance.

(2)	Represents the aggregate value of 40,000 shares of our common stock as of December 31, 2002. On February 2, 2002, Mr. Driscoll tendered to us for cancellation a total of 40,000 options granted to him. In exchange for these options, Mr. Driscoll received 40,000 shares of restricted common stock under our Restricted Stock Program. The shares vested in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005. The aggregate value of these shares as of December 31, 2004 was $220,000.

(3)	Includes consulting fees of $120,000 in each of 2004, 2003, and 2002.

(4)	Represents the aggregate value of 45,000 shares of our common stock as of December 31, 2002. On February 2, 2002, Dr. Chaplin tendered to us for cancellation a total of 45,000 options granted to him. In exchange for these options, Dr. Chaplin received 45,000 shares of restricted common stock under our Restricted Stock Program. The shares vested in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005. The aggregate value of these shares as of December 31, 2004 was $247,500.

(5)	All Other Compensation for Dr. Chaplin in 2002 consisted of $9,750 in expenses for tax advice obtained by us on Dr. Chaplin’s behalf and for his benefit.

(6)	Mr. Murphy began employment with the Company on February 23, 2004.

(7)	Represents the aggregate value of 20,000 shares of our common stock as of December 31, 2002. On February 2, 2002, Mr. Young tendered to us for cancellation a total of 20,000 options granted to him. In exchange for these options, Mr. Young received 20,000 shares of restricted common stock under our Restricted Stock Program. The shares vested in three equal annual installments on February 2, 2003, February 2, 2004 and February 2, 2005. The aggregate value of the 6,666 shares still in Mr. Young’s possession as of December 31, 2004 was $36,700.

EMPLOYMENT AGREEMENTS

Employment Agreement with Frederick W. Driscoll. In October 2000, we entered into an employment agreement with Mr. Driscoll. Mr. Driscoll became our President of Operations and Finance in October 2000 and was appointed President and Chief Executive Officer to replace Dr. Nordenvall upon his departure in June 2002. Pursuant to the agreement, Mr. Driscoll receives a base salary of $325,000 per year. We may terminate the agreement on six months’ prior notice, and Mr. Driscoll may terminate the agreement on six months’ prior notice. We may also terminate the agreement prior to the end of the term for “cause” as defined in the agreement.

Employment Agreement with David Chaplin. In July 2000, we entered into an employment agreement with Dr. Chaplin, our Chief Scientific Officer and Head of Research and Development. Pursuant to the agreement, Dr. Chaplin receives a base salary of $205,000 per year. In addition, Dr. Chaplin receives a consulting fee of $120,000 per year paid in equal quarterly installments. We may terminate the agreement on six months’ prior notice, and Dr. Chaplin may terminate the agreement on six months’ prior notice. We may also terminate the agreement prior to the end of the term for “cause” as defined in the agreement.

Employment Agreement with James B. Murphy. In February 2004, we entered into an employment agreement with Mr. Murphy, our Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Murphy receives a base salary of $180,000 per year. We may terminate the agreement on thirty days’ prior notice, and Mr. Murphy may also terminate the agreement on thirty days’ prior notice. We may also terminate the agreement prior to the end of the term for “cause” as defined in the agreement.

Employment Agreement with Scott Young. In January 2002, we entered into an employment agreement with Mr. Young, our Chief Operating Officer. Pursuant to the agreement, Mr. Young currently receives a base salary of $200,000 per year. We may terminate the agreement subject to all provisions of the agreement, and Mr. Young may terminate the agreement on thirty days’ prior notice. We may also terminate the agreement prior to the end of the term and without prior notice for “cause” as defined in the agreement.

Employment Agreement with Joel-Tomas Citron. In January 2002, we entered into an employment agreement with Mr. Citron, our Chairman of the Board. The agreement had an original term of two years, and, in July 2003, its term was extended until January 2, 2006. Pursuant to the agreement, Mr. Citron currently receives base compensation in the amount of $200,000 per year plus an additional $48,000 per year as reimbursement for the cost of medical and health insurance and secretarial services incurred by Mr. Citron. The agreement sets forth the parameters of a bonus program which bonus, if earned, is payable in shares of our common stock. We may terminate the agreement prior to the end of the term for “cause” as defined in the agreement, and Mr. Citron may terminate the agreement on thirty days’ prior notice.

Pursuant to the agreements with Dr. Chaplin and Messrs. Driscoll, Murphy and Young, in the event of the termination of the executive officer’s employment following a change in control of the Company, as such term is defined in the agreements, each executive officer may be entitled to receive a payment of twelve months’ base salary plus any salary owed to the executive but unpaid as of the date of termination.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock options granted to each of the named executive officers during fiscal 2004.

	Number of	% of Total
	Securities	Options/SARs	Exercise		Potential Realizable Value
	Underlying	Granted to	or Base		at Assumed Annual Rates
	Options/SARs	Employees in	Price	Expiration	of Stock Price Appreciation
	Granted (#)(1)	Fiscal Year	($/Share)	Date	for Option Term (2)
Name					5%	10%
Frederick W. Driscoll	50,000	13.23%	$5.03	07/28/2014	$158,167	$400,826
David Chaplin	50,000	13.23%	$5.03	07/28/2014	$158,167	$400,826
James B. Murphy	20,000	5.29%	$5.03	07/28/2014	$63,267	$160,330
Scott Young	30,000	7.94%	$5.03	07/28/2014	$94,900	$240,496

(1)	The options were granted pursuant to our 1996 Stock Incentive Plan, as amended. The options granted to the named executive officers are non-qualified stock options and vest four years from the date of grant or earlier in connection with a change in control.

(2)	The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionee’s continued employment through the option period and the date on which the options are exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

The following table sets forth, as of December 31, 2004, the number of unexercised options held by each named executive officer and the value thereof based on the closing sale price of our common stock of $5.50 on December 31, 2004.

	Shares		Number of Securities		Value of the Unexercised
	Acquired		Underlying Unexercised		In-The-Money Options at
	on	Value	Options at Fiscal Year-End		Fiscal Year-End (1)
	Exercise	Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick W. Driscoll	—	—	173,333	116,667	444,000	23,500
David Chaplin	—	—	178,333	116,667	345,800	23,500
James B. Murphy	—	—	—	95,000	—	9,400
Scott Young	18,500	127,000	—	67,500	—	115,400

(1)	The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $5.50, the closing sale price per share of our common stock as reported in the Nasdaq National Market System on December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2004.

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
	outstanding options,	options, warrants	equity compensation
	warrants and rights	and rights	plans (excluding
securities reflected in
Plan category			column (a))
Equity compensation plans approved by security holders (the 1996 Stock Incentive Plan)	1,593,800	$6.45	774,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,593,800		774,500

COMPENSATION OF DIRECTORS

Fees. Prior to fiscal 2003, directors received no cash compensation for serving on our Board of Directors or committees thereof. In July 2003, our directors adopted a director compensation plan. Under this plan, independent directors receive an annual retainer of $25,000 plus $1,500 for attendance at each Board meeting. In addition, each Board committee chairman receives an annual retainer of $7,500 and $1,000 for attendance at each committee meeting. In lieu of the fees described above, Mr. Joel Citron, the Chairman of our Board of Directors, receives $200,000 plus expenses annually under his employment agreement. A detailed description of Mr. Citron’s employment agreement is provided on page 9 of this Annual Report on Form 10-K/A.

Equity Incentives. Under the terms of our 1996 Stock Incentive Plan, non-employee directors typically receive, upon first being elected to the Board of Directors, options to purchase shares of common stock of the Company. In addition, directors are eligible to receive additional grants of options under the Plan. In 2004, each of our directors received a grant of options to purchase shares of common stock. Messrs. Laffer, Söderberg and Shiebler received 10,000 each; Mr. Citron received 25,000; Mr. Zecher received 40,000; and Mr. Driscoll received 50,000. These options were all granted at the fair market value of the common stock on the date of grant. The grants vest in four equal annual installments beginning on the first anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee currently consists of Messrs. Arthur B. Laffer (Chairman) and William N. Shiebler. No member of the Compensation Committee has at any time been an officer or employee of our company. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 11, 2005, for (a) each of the named executive officers in the Summary Compensation Table on page 8 of this Annual Report on Form 10-K/A, (b) each of our directors and director nominees, and (c) all of our directors, director nominees and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 11, 2005 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 20,053,354 shares of common stock outstanding on March 11, 2005.

	Number of Shares	Percent
	Beneficially Owned	of
	and Nature of	Class
Name	Ownership	(%)
David Chaplin (1)	231,433	1.2
Joel-Tomas Citron (2)	460,377	2.3
Frederick W. Driscoll (3)	217,333	1.1
Arthur B. Laffer (4)	135,140	*
James B. Murphy (5)	75,000	*
William N. Shiebler (6)	86,000	*
Per-Olof Söderberg (7)	231,386	1.2
Scott Young (8)	19,166	*
J. Richard Zecher	—	*
All directors, director nominees and executive officers as a group (nine persons) (9)	1,455,835	7.3

*	Indicates beneficial ownership of less than one percent of our outstanding shares of common stock.

(1)	Includes 178,333 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(2)	Includes 175,000 shares subject to transfer restrictions and 250,000 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(3)	Includes 173,333 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(4)	Includes 40,000 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(5)	Includes 75,000 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(6)	Includes 40,000 shares subject to transfer and forfeiture restrictions and 40,000 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(7)	Includes 12,130 shares held by Mr. Söderberg’s wife and minor children, 31,864 shares subject to transfer and forfeiture restrictions and 40,000 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(8)	Includes 12,500 options to purchase common stock, which are exercisable within 60 days of March 11, 2005 (May 10, 2005) and which are subject to transfer and forfeiture restrictions.

(9)	Includes 809,166 options to purchase common stock held by the directors and executive officers as a group and which are exercisable within 60 days of March 11, 2005 (May 10, 2005).

As of April 29, 2005, there were no entities (other than our employees as a group) known to us to be the beneficial owners of more than 5% of our outstanding common stock.

The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of the common stock was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Frederick W. Driscoll Promissory Note. On January 2, 2002, Mr. Driscoll received a loan from OXiGENE in the amount of $49,700, issued in connection with his receipt of shares of restricted stock. The principal amount outstanding under the promissory note accrued interest at a rate of 10% per year. Shares of common stock were pledged to us as security for repayment of the obligations under the promissory note. As of December 31, 2004, the amount outstanding under the promissory note was $21,500. This amount was repaid in January 2005.

David Chaplin Consulting Agreement. In April 2001, we entered into a consulting agreement with David Chaplin Consultants Ltd., a company organized under the laws of the United Kingdom, of which David Chaplin, our Chief Scientific Officer and Head of Research and Development, is the sole shareholder. Pursuant to the agreement, we pay David Chaplin Consultants Ltd. consulting fees. In 2004 such consulting fees equaled $120,000.

David Chaplin Promissory Note. On January 2, 2002, Dr. Chaplin received a loan from OXiGENE in the amount of $54,129, issued in connection with his receipt of shares of restricted stock. The principal amount outstanding under the promissory note accrued interest at a rate of 10% per year. Shares of common stock were pledged to us as security for repayment of the obligations under the promissory note. As of December 31, 2004, the amount outstanding under the promissory note was $23,500. This amount was repaid in January 2005.

Per-Olof Söderberg Promissory Notes. On September 1, 1999, Mr. Söderberg received a loan from OXiGENE in the amount of $113,988, issued in connection with his purchase of shares of restricted stock. The principal amount outstanding under the promissory note accrues interest at a rate of 5.6% per year. Shares of common stock have been pledged to us as security for repayment of the obligations under the promissory note. As of March 31, 2005, the amount outstanding under the promissory note was $149,600. The principal amount, together with accrued interest on the principal amount is to be repaid on June 29, 2005.

On November 13, 2000, Mr. Söderberg received another loan from OXiGENE in the amount of $145,000, issued in connection with his purchase of shares of restricted stock. The principal amount outstanding under the promissory note accrues interest at a rate of 5.6% per year. Shares of common stock have been pledged to us as security for repayment of the obligations under the promissory note. As of March 31, 2005, the amount outstanding under the promissory note was $180,600. The principal amount, together with accrued interest on the principal amount is to be repaid on November 13, 2006.

Scott Young Promissory Note. On January 2, 2002, Mr. Young received a loan from OXiGENE in the amount of $24,900, issued in connection with his receipt of shares of restricted stock. The principal amount outstanding under the promissory note accrued interest at a rate of 10% per year. Shares of common stock were pledged to us as security for repayment of the obligations under the promissory note. As of December 31, 2004, the amount outstanding under the promissory note was $10,800. This amount was repaid in January 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2004	2003
Audit fees: (1)	$295,000	$246,000
Audit related fees: (2)	34,000	4,000
Tax fees: (3)	13,000	23,000
All other fees: (4)	—	—

Total	$342,000	$273,000

(1)	Audit fees consisted of audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with registration statements and statutory audits.

(2)	Audit related fees in 2004 consisted of accounting consultation in connection with internal control reviews and fees for access to technical accounting information.

(3)	Tax fees consisted principally of assistance with tax compliance and reporting as well as certain tax planning consultations, assistance with matters related to tax planning as well as tax compliance and reporting.

(4)	There were no fees incurred in this category in either 2003 or 2004.

Policy on Audit Committee Pre-Approval of Audit and Permissible
Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with registration statements and statutory audits.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services consist principally of assistance with tax compliance and reporting as well as certain tax planning consultations, assistance with matters related to tax planning as well as tax compliance and reporting.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(c) Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer Under Section 302. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 29th day of April 2005.

OXiGENE, INC.

By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer Under Section 302. Filed herewith.