Form 10-Q
period 2005-03-31
OXIGENE INC
filed 2005-04-29
CIK 908259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 THIRD AVENUE
WALTHAM, MA 02451
(Address of principal executive offices, including zip code)

(781) 547-5900
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑   No ☐

As of April 15, 2005, there were 20,053,354 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s history of losses, anticipated continuing losses and uncertainty of future revenues or profitability; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the possible need for additional funds; uncertainty of future funding; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

Condensed Balance Sheets

OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$33,763	$15,988
Available-for-sale securities	8,537	14,514
Prepaid expenses	213	59
Other	23	46

Total current assets	42,536	30,607

Furniture and fixtures, equipment and leasehold improvements	960	955
Accumulated depreciation	(896)	(888)

	64	67

License agreements, net of accumulated amortization of $552 and $528 at March 31, 2005 and December 31, 2004, respectively	947	971
Deposits	112	112

Total assets	$43,659	$31,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	407	494
Accrued research and development	1,538	1,263
Accrued other	839	865

Total current liabilities	2,784	2,622

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 20,053 shares at March 31, 2005 and 16,714 shares at December 31, 2004, issued and outstanding	200	167
Additional paid-in capital	133,224	119,527
Accumulated deficit	(92,074)	(90,046)
Accumulated other comprehensive loss	(122)	(94)
Notes receivable	(330)	(384)
Deferred compensation	(23)	(35)

Total stockholders’ equity	40,875	29,135

Total liabilities and stockholders’ equity	$43,659	$31,757

See accompanying notes.

Condensed Statements of Operations

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
License revenue	$—	$7

Costs and expenses:
Research and development	1,217	953
General and administrative	997	1,259

Total costs and expenses	2,214	2,212

Operating loss	(2,214)	(2,205)

Investment income	181	143
Other income, net	5	—

Net loss	$(2,028)	$(2,062)

Basic and diluted net loss per common share	$(0.12)	$(0.13)

Weighted average number of common shares outstanding	17,604	16,236

See accompanying notes.

Condensed Statements of Cash Flows

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(2,028)	$(2,062)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8	8
Compensation related to issuance of options and restricted stock	(7)	76
Amortization of licensing agreement	24	24

Changes in operating assets and liabilities:
Restricted cash	—	364
Prepaid expenses and other current assets	(131)	(592)
Accounts payable and accrued expenses	162	6

Net cash used in operating activities	(1,972)	(2,176)

Investing activities:
Purchase of available-for-sale securities	—	(8,497)
Proceeds from sale of available-for-sale securities	5,949	1,000
Purchase of furniture, fixtures and equipment	(5)	(15)
Deposits	—	(11)

Net cash provided by (used in) investing activities	5,944	(7,523)

Financing activities:
Proceeds from the issuance of common stock	13,745	22,394
Payment of notes receivable and related interest	58	82

Net cash provided by financing activities	13,803	22,476

Net increase in cash and cash equivalents	17,775	12,777
Cash and cash equivalents at beginning of period	15,988	878

Cash and cash equivalents at end of period	$33,763	$13,655

See accompanying notes.

Notes to Condensed Financial Statements

OXiGENE, Inc.
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          The condensed balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended March 31, 2004 to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2004, which can be found at www.oxigene.com.

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

	March 31, 2005	December 31, 2004

Fixed income mutual funds	$—	$4,253
Certificates of deposit	1,965	2,641
Government bonds
Maturing in less than 2 years	743	744
Maturing in 2 to 4 years	1,479	1,496
Maturing in greater than 4 years	—	1,000

Subtotal government bonds	2,222	3,240
Corporate bonds
Maturing in less than 2 years	2,662	2,674
Maturing in 2 to 4 years	1,688	1,706

Subtotal corporate bonds	4,350	4,380

Total available-for-sale securities	$8,537	$14,514

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

Net Loss Per Share

          Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 2,108,000 and 1,959,000 at March 31, 2005, and 2004, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

	Three months ended
	March 31,
(in thousands, except per share data)	2005	2004
Reported net loss	$(2,028)	$(2,062)

Add stock-based employee compensation included in reported net loss	—	39

Less stock-based employee compensation expense determined under
the fair value method for all stock options, net of related income tax benefit	(443)	(575)

Pro forma net loss	$(2,471)	$(2,598)

Reported basic and diluted loss per share	$(0.12)	$(0.13)

Pro forma basic and diluted loss per share	$(0.14)	$(0.16)

          Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2005 and 2004.

	2005	2004
Risk free interest rate	3.72%	3.07%
Expected life	4 years	4 years
Expected volatility	131%	95%
Dividend yield	0.00%	0.00%
Fair value	$4.25	$6.05

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

          Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $122,000 at March 31, 2005 and $94,000 at December 31, 2004.

          A reconciliation of comprehensive loss is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(2,028)	$(2,062)
Unrealized gain (loss)	(28)	180

Comprehensive loss	$(2,056)	$(1,882)

2.	Stockholders’ Equity

          On March 7, 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its Common Stock and net proceeds of approximately $13,745,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and

Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its two lead product candidates, Combretastatin A4P (CA4P) and OXi4503, in oncology and ophthalmology. To date, the Company has received a total of approximately $39,200,000 of gross proceeds pursuant to this shelf registration.

          Under a Restricted Stock Program adopted in January 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The shares vested over a three-year period beginning on the first anniversary of the date of grant. During the three months ended March 31, 2004, the Company recognized compensation expense of approximately $39,000 in connection with this program. No expense was recognized for the three months ended March 31, 2005 as shares issued in connection with this program were fully vested in prior periods. Under the terms of the program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arise from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrued interest at a rate of 10% per year. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. As of March 31, 2005, all loans and interest in connection with these grants have been repaid.

          Certain stock options have been exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. As of March 31, 2005, two notes, including accrued interest totaling approximately $330,000, are outstanding, both of which are due from a director of the Company. One of the notes becomes due in June 2005, and the other becomes due in November 2006. A total of 30,856 shares of common stock were issued and are outstanding in connection with the exercise of these options.

          During the three months ended March 31, 2005, the Company recognized a credit to stock-based compensation expense of approximately $7,000 in connection with options issued to non-employees due to the forfeiture of unvested options during the period. During the three months ended March 31, 2004, the Company recognized non-employee stock-based compensation expense of approximately $36,000.

3.	License agreement

          Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the three-months ended March 31, 2005 we recognized a research and development charge of $200,000 payable to ASU in the second quarter of 2005 in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of March 31, 2005, the achievement of the future milestones was indeterminable.

4.	New Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for public companies (excluding small business issuers as defined in SEC Regulations) at the beginning of the first fiscal year beginning after December 15, 2005.

          SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future-periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and 2004 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

          We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we do not have any products available for sale, however, we have four therapeutic product candidates in various stages of clinical and preclinical development.

          Our primary drug development programs are based on a series of natural products called Combretastatins. We have developed two distinct technologies that are based on Combretastatins. We refer to the first technology as vascular targeting agents, or VTAs. We are currently developing VTAs for indications in both oncology and ophthalmology. We refer to the second technology as ortho-quinone prodrugs, or OQPs. We are currently developing OQPs for indications in oncology. Our most advanced clinical compound is CA4P, a VTA, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications.

          We are committed to a disciplined financial strategy and maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing, managed from our Waltham, Massachusetts headquarters. Our research and development team typically works on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

          Our failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.

          We have generated a cumulative net loss of approximately $92,074,000 for the period from our inception through March 31, 2005. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of March 31, 2005, we had no long-term debt or loans payable.

Results of Operations

Revenues

Three Months Ended March 31, 2005 and 2004

          No license revenues were reported for the three months ended March 31, 2005. We reported $ 7,000 in license revenue for the three months ended March 31, 2004. The amounts received in 2004 are in connection with the license of our nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.

Costs and expenses

Three Months Ended March 31, 2005 and 2004

          Total costs and expenses for the three months ended March 31, 2005 and 2004 amounted to approximately $2,214,000 and $2,212,000, respectively.

          Research and development expenses were approximately $1,217,000 during the three months ended March 31, 2005 compared to approximately $953,000 for the comparable 2004 period. Increases in salaries and travel for new hires to manage our expanded clinical programs, were offset by a reduction in costs to third-party specialty organizations, particularly in our preclinical and manufacturing development programs. In addition, included in research and development expense for the three-month period ended March 31, 2005 is a $200,000 charge in connection with our license agreement with Arizona State University in accordance with its terms. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of March 31, 2005, the achievement of the future milestones was indeterminable.

          General and administrative expenses for the three months ended March 31, 2005 decreased to approximately $997,000 from $1,259,000 for the comparable 2004 period. The decrease of approximately $262,000 was primarily attributable to lower professional service, consulting and compensation costs.

Other income and expenses

          Investment income increased to approximately $181,000 in the three-month period ended March 31, 2005 compared to approximately $143,000 in the three-month period ended March 31, 2004. The increase is due primarily to higher average yields on our cash and cash equivalents and available-for-sale securities balances in the 2005 period.

Liquidity and Capital Resources

          We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2005, we had an accumulated deficit of approximately $92,074,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $42,300,000 at March 31, 2005, compared to approximately $30,502,000 at December 31, 2004.

          In the three-month period ended March 31, 2005, we experienced an increase in cash and cash equivalents of $17,775,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $13,803,000 and cash provided by investing activities of $5,944,000, offset in part by cash used in operating activities of $1,972,000.

          The net cash provided by financing activities of $13,803,000 is attributable to proceeds from the issuance of common stock of $13,745,000, of which approximately $13,735,000 is attributable to proceeds from the sale of 3,336,117 shares of our common stock in March 2005, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $10,000 is attributable to proceeds from the exercise of options and proceeds from the receipt of payments on outstanding notes receivable of $58,000.

          The net cash provided by investing activities of $5,944,000 is primarily attributable to proceeds from the sale of available-for-sale securities of $5,949,000.

          Cash used in operating activities of $1,972,000 is primarily attributable to the net loss of $2,028,000 and an increase in prepaid expenses and other current assets of $131,000, offset by an increase in accounts payable and accrued expenses of $162,000.

          We anticipate that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy the Company’s projected cash requirements at least through approximately the first half of fiscal 2007. Our cash requirements may vary materially from those now planned for or anticipated by us due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VTAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand will depend in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example, the range of indications for which any product is granted approval.

          If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of March 31, 2005.

          The following table presents our contractual obligations and commercial commitments as of March 31, 2005:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Pre-clinical and clinical development commitments	$3,541	$3,484	$57	$—	$—

Operating leases	2,238	432	859	731	216

Total contractual cash obligations	$5,779	$3,916	$916	$731	$216

     Payments under the pre-clinical and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by third-party contractors, of all of the activities contemplated in the agreements with such parties.

          Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provides for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the three-months ended March 31, 2005 we recognized a $200,000 charge payable to ASU in the second quarter of 2005 in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of March 31, 2005, the achievement of the future milestones was indeterminable. Total payments in connection with these patent rights could total $900,000, including the $200,000 described above, should we achieve all of the milestones defined in the agreement.

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making the judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

       Impairment of Long-lived Assets

     On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment whenever there are indications of impairment based on an undiscounted net cash flow approach, in accordance with the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          At March 31, 2005, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.

Item 4. Controls and Procedures

Item 4.	Controls and Procedures

          Evaluation of Disclosure Controls and Procedures.

          The Securities and Exchange Commission requires that as of the end of the period covered by this report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

          Changes in Internal Control.

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

OXiGENE, INC. (Registrant)

Date: April 29, 2005	By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

Date: April 29, 2005	By:	/s/ James B. Murphy

James B. Murphy
Vice President and Chief Financial Officer

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