Form 10-Q/A
period 2005-03-31
OXIGENE INC
filed 2005-06-07
CIK 908259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on
FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from           to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3679168 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed by the Registrant solely to correct a typographical error in the Certifications of Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART II—OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO

PART II—OTHER INFORMATION

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

OXiGENE, INC. (Registrant)
Date: June 7, 2005	By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

Date: June 7, 2005	By:	/s/ James B. Murphy

James B. Murphy
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.