Form 10-Q
period 2005-06-30
OXIGENE INC
filed 2005-07-29
CIK 908259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 15, 2005, there were 20,042,498 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.
Cautionary Factors that may Affect Future Results
The disclosure and analysis by OXiGENE, Inc. (the “Company”) in this report contain “forward-looking statements.” Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to our planned future actions, our clinical trial plans, our research and development plans, our prospective products or product approvals, our beliefs with respect to the sufficiency of our financial resources, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.
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
We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission, including our 10-Q, 8-K and 10-K reports. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$21,347	$15,988
Available-for-sale securities	17,539	14,514
Prepaid expenses	227	59
Other	57	46

Total current assets	39,170	30,607

Furniture and fixtures, equipment and leasehold improvements	962	955
Accumulated depreciation	(905)	(888)

	57	67
License agreements, net of accumulated amortization of $577 and $528 at June 30, 2005 and December 31, 2004, respectively	923	971
Deposits	145	112

Total assets	$40,295	$31,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$202	$494
Accrued research and development	1,174	1,263
Accrued other	1,087	865

Total current liabilities	2,463	2,622

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 20,042 shares at June 30, 2005 and 16,714 shares at December 31, 2004, issued and outstanding	200	167
Additional paid-in capital	133,065	119,527
Accumulated deficit	(95,132)	(90,046)
Accumulated other comprehensive loss	(98)	(94)
Notes receivable	(182)	(384)
Deferred compensation	(21)	(35)

Total stockholders’ equity	37,832	29,135

Total liabilities and stockholders’ equity	$40,295	$31,757

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
License revenue	$—	$—	$—	$7

Costs and expenses:
Research and development	1,570	1,870	2,787	2,822
General and administrative	1,796	1,072	2,793	2,332

Total costs and expenses	3,366	2,942	5,580	5,154

Operating loss	(3,366)	(2,942)	(5,580)	(5,147)

Investment income	308	138	489	281
Other income, net	—	1	5	1

Net loss	$(3,058)	$(2,803)	$(5,086)	$(4,865)

Basic and diluted net loss per common share	$(0.15)	$(0.17)	$(0.27)	$(0.30)

Weighted average number of common shares outstanding	20,053	16,669	18,829	16,452

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended
	June 30
	2005	2004
Operating activities:
Net loss	$(5,086)	$(4,865)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	17	14
Compensation related to issuance of options and restricted stock	—	93
Amortization of licensing agreement	48	48

Changes in operating assets and liabilities:
Restricted cash	—	364
Prepaid expenses and other current assets	(179)	(343)
Accounts payable and accrued expenses	(159)	(441)

Net cash used in operating activities	(5,359)	(5,130)

Investing activities:
Purchase of available-for-sale securities	(10,922)	(9,780)
Proceeds from sale of available-for-sale securities	7,894	2,000
Amount paid for license agreements	—	(155)
Purchase of furniture, fixtures and equipment	(7)	(17)
Deposits	(33)	(4)

Net cash used in investing activities	(3,068)	(7,956)

Financing activities:
Proceeds from the issuance of common stock	13,728	22,410
Payment of notes receivable and related interest	58	82

Net cash provided by financing activities	13,786	22,492

Net increase in cash and cash equivalents	5,359	9,406
Cash and cash equivalents at beginning of period	15,988	878

Cash and cash equivalents at end of period	$21,347	$10,284

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
June 30, 2005
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
          The condensed balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended June 30, 2004 to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2004, which can be found at www.oxigene.com.
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
          The Company also earns revenue on royalty agreements, which is recognized when payments are received due to their uncertainty. Royalty revenue of $7,000 was recognized during the six months ended June 30, 2004 that was earned as a percentage of the sales generated by a third party selling a Nicoplex compound formerly owned by the Company.
Available-for-Sale Securities
          The Company’s investment policy allows for surplus cash to be invested in commercial paper, asset backed securities, obligations of commercial banks and U.S. Government and corporate debt securities. In accordance with Statement of Financial Accounting Standard No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income.
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

	June 30, 2005	December 31, 2004
Government bonds and notes
Maturing in less than 2 years	$8,675	$744
Maturing in 2 to 4 years	991	1,496
Maturing in greater than 4 years	—	1,000

Subtotal government bonds	9,666	3,240
Corporate bonds
Maturing in less than 2 years	3,171	2,674
Maturing in 2 to 4 years	1,199	1,706

Subtotal corporate bonds	4,370	4,380

Commercial Paper	2,383	—

Asset backed securities	1,120	—

Certificates of deposit	—	2,641

Fixed income mutual funds	—	4,253

Total available-for-sale securities	$17,539	$14,514

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
Net Loss Per Share
          Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,772,800 and 1,979,800 at June 30, 2005, and 2004, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
Stock-based Compensation
          The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, when options granted to employees have an exercise price equal to the market value of the stock on the date of grant, no compensation expense is recognized. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following tables present the effect on net loss and net loss per share as if compensation cost for the Company’s stock had been determined consistent with SFAS No. 123:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Reported net loss	$(3,058)	$(2,803)	$(5,086)	$(4,865)

Add stock-based employee compensation included in reported net loss	—	26	—	64

Less stock-based employee compensation expense determined under the fair value method for all stock options	(440)	(495)	(883)	(1,070)

Pro forma net loss	$(3,498)	$(3,272)	$(5,969)	$(5,871)

Reported basic and diluted loss per share	$(0.15)	$(0.17)	$(0.27)	$(0.30)

Pro forma basic and diluted loss per share	$(0.17)	$(0.20)	$(0.32)	$(0.36)

          Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2005 and 2004.

	2005	2004
Risk free interest rate	4.02%	2.03%
Expected life	4 years	4 years
Expected volatility	133%	95%
Dividend yield	0.00%	0.00%
The fair value of the options granted based on the assumptions outlined in the table above were $3.95 and $6.01 for the six-month periods ended June 30, 2005 and 2004, respectively.
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
          Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $98,000 at June 30, 2005 and $94,000 at December 31, 2004.
          A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Net loss as reported	$(3,058)	$(2,803)	$(5,086)	$(4,865)

Unrealized gains (losses)	24	(412)	(4)	(233)

Comprehensive loss	$(3,034)	$(3,215)	$(5,090)	$(5,098)

2. Stockholders’ Equity

          On March 7, 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its Common Stock and net proceeds of approximately $13,718,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its two lead product candidates, Combretastatin A4P (CA4P) and OXi4503, in oncology and ophthalmology. To date, the Company has received a total of approximately $39,200,000 of gross proceeds pursuant to the offerings made under this shelf registration.
          Under a Restricted Stock Program adopted in January 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants. The shares vested over a three-year period beginning on the first anniversary of the date of grant. During the three and six months ended June 30, 2004, the Company recognized compensation expense of approximately $26,000 and $64,000, respectively, in connection with this program. No expense was recognized for the three and six months ended June 30, 2005 as shares issued in connection with this program were fully vested in prior periods. Under the terms of the program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant’s tax obligations that arose from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrued interest at a rate of 10% per year. The principal amount, together with accrued interest on the principal amount to be repaid, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. As of June 30, 2005, all loans made and interest accrued in connection with these grants have been repaid.
          Certain stock options have been exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. In June 2005, a note including accrued interest totaling approximately $151,000 was not repaid, and therefore, 10,856 shares of common stock were forfeited. As of June 30, 2005, one note, including accrued interest totaling approximately $182,000, is outstanding from a director of the Company. The note becomes due in November 2006. A total of 20,000 shares of common stock were issued and are outstanding in connection with the exercise of this option.
          During the three and six months ended June 30, 2005, the Company recognized compensation expense of approximately $7,000 and $0, respectively, in connection with options issued to non-employees. During the three and six months ended June 30, 2004, the Company recognized non-employee stock-based compensation expense of approximately $0 and $28,000, respectively.
3. License agreement
          Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the six months ended June 30, 2005 we recognized and paid a research and development charge of $200,000 in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of June 30, 2005, the achievement of any future milestones was indeterminable. Total payments in connection with these patent rights could total $900,000, including the $200,000 described above, should we achieve all of the milestones defined in the agreement.
4. Leases
          In May 2005, the Company executed a modification to its existing lease for its Waltham, Massachusetts headquarters. The lease modification expands the amount of space leased and extends the end of the base term to May 31, 2009. This modification resulted in a change in the Company’s estimate of whether it would reoccupy its former headquarters location resulting in a charge of approximately $247,000 in the second quarter of 2005. The amount recorded represents the difference between the amounts owed to the landlord of the Company’s former Watertown headquarters location and amounts due from the Company’s subtenant of that space over the remaining life of the lease.
5. New Accounting Pronouncements
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for public companies (excluding small business issuers as defined in SEC regulations) at the beginning of the first fiscal year beginning after June 15, 2005.
          SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and 2004 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
          We have generated a cumulative net loss of approximately $95,132,000 for the period from our inception through June 30, 2005. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of June 30, 2005, we had no long-term debt or loans payable.
Results of Operations
Revenue
Three Months Ended June 30, 2005 and 2004
          For the three months ended June 30, 2005 and June 30, 2004 we did not report any license revenue. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Six Months Ended June 30, 2005 and 2004
          We reported $0 and $7,000 in license revenue for the six months ended June 30, 2005 and 2004, respectively. The amounts received are in connection with the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.
Costs and expenses
Three Months Ended June 30, 2005 and 2004
          Total costs and expenses for the three months ended June 30, 2005 and 2004 amounted to approximately $3,366,000 and $2,942,000, respectively.
          Research and development expenses were approximately $1,570,000 during the three months ended June 30, 2005 and were approximately $1,870,000 for the comparable 2004 period, a decrease of approximately $300,000 or 16%. The decrease was primarily attributable to lower contracted research expenses offset by higher salaries and employee-related costs. In the three months ended June 30, 2004, we incurred significant contracted research expenses in both our pre-clinical and manufacturing development programs that did not recur in the three months ended June 30, 2005 in preparation for the additional clinical trials we are now engaged in. In order to support the increased number of our clinical trial programs, we have been hiring additional clinical management and staff. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial programs.
          General and administrative expenses for the three months ended June 30, 2005 were approximately $1,796,000 and were $1,072,000 for the comparable 2004 period, an increase of approximately $724,000 or 68%. The increase is primarily attributable to a rent charge of approximately $247,000, higher professional consulting and advisory expenses of approximately $404,000 and higher salaries and employee-related costs of approximately $73,000. In May 2005, we executed a modification to our existing lease for our Waltham, Massachusetts headquarters. The lease modification expands the amount of space leased and extends the end of the base term to May 31, 2009. This modification resulted in a charge of approximately $247,000 related to future net rent obligations on our former Watertown headquarters location. We have added additional management and staff and incurred advisory consulting costs to prepare for and manage activities for both current and anticipated development programs.
Six Months Ended June 30, 2005 and 2004
          Total costs and expenses for the six months ended June 30, 2005 and 2004 amounted to approximately $5,580,000 and $5,154,000, respectively.
          Research and development expenses were approximately $2,787,000 during the six months ended June 30, 2005 and were approximately $2,822,000 for the comparable 2004 period, a decrease of approximately $35,000 or 1%. Lower contracted research expenses were offset by higher salaries and employee-related costs. During the first six months of fiscal 2004, we incurred significant preclinical and manufacturing development costs in preparation for anticipated additional clinical trials of both our CA4P and OXi4503 product candidates. These costs did not recur in the first six months of fiscal 2005 but have been offset by higher clinical trial costs than those experienced in the first six months of fiscal 2004. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial programs.
          General and administrative expenses for the six months ended June 30, 2005 were approximately $2,793,000 and were $2,332,000 for the comparable 2004 period, an increase of approximately $461,000 or 20%. The increase is attributable to a rent loss charge of approximately $247,000 in connection with the lease modification of our Waltham, Massachusetts headquarters and higher salaries and employee-related costs.
Other income and expenses
          Investment income increased to approximately $308,000 in the three-month period ended June 30, 2005 compared to approximately $138,000 in the three- month period ended June 30, 2004. Investment income increased to approximately $489,000 in the six-month period ended June 30, 2005 compared to approximately $281,000 in the six-month period ended June 30, 2004. The increases in both the three and six-month periods are due primarily to a higher average rate of return on our invested cash balances during the 2005 periods.
Liquidity and Capital Resources
          We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2005, we had an accumulated deficit of approximately $95,132,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $38,886,000 at June 30, 2005, compared to approximately $30,502,000 at December 31, 2004.
          In the six-month period ended June 30, 2005, we experienced an increase in cash and cash equivalents of $5,359,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $13,786,000, offset in part by cash used in operating activities of $5,359,000 and cash used in investing activities of $3,068,000.
          The net cash provided by financing activities of $13,786,000 is attributable to proceeds from the issuance of common stock of $13,728,000, of which approximately $13,718,000 is attributable to proceeds from the sale of 3,336,117 shares of our common stock in March 2005, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $10,000 is attributable to proceeds from the exercise of options. Proceeds from the receipt of payments on outstanding notes receivable of $58,000 are also included in the $13,786,000 total.
          Cash used in operating activities of $5,359,000 is primarily attributable to the net loss of $5,086,000 and increases in both prepaid expenses and other current assets of $179,000 and accounts payable and accrued expenses of $159,000.
          Net cash used in investing activities of $3,068,000 is primarily attributable to the purchase of available-for-sale marketable securities for $10,922,000 offset in part by proceeds from the sale of available-for-sale marketable securities of $7,894,000.
          We anticipate that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy our projected cash requirements at least through approximately the first half of fiscal 2007. Our cash requirements may vary materially from those now planned for or anticipated by us due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VTAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand will depend in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example, the range of indications for which any product is granted approval.
          If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of June 30, 2005.
          The following table presents our contractual obligations and commercial commitments as of June 30, 2005:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical and clinical development commitments (1)	$3,735	$3,678	$57	$—	$—

Operating leases	2,769	542	1,185	907	135

Total contractual cash obligations	$6,504	$4,220	$1,242	$907	$135

(1)	Payments under the pre-clinical and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by third-party contractors, of all of the activities contemplated in the agreements with such parties.
          Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the six months ended June 30, 2005 we recognized and paid a $200,000 charge in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of June 30, 2005, the achievement of any future milestones was indeterminable. Total payments in connection with these patent rights could total $900,000, including the $200,000 described above, should we achieve all of the milestones defined in the agreement.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At June 30, 2005, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures.
          The Securities and Exchange Commission requires that as of the end of the period covered by this report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms.
          Changes in Internal Control.
          There were no changes in the Company’s internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          Important considerations.
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
None.
   Item 3. Defaults upon Senior Securities
None.
   Item 4. Submission of Matters to a Vote of Security Holders
None.
   Item 5. Other Information
None.
   Item 6. Exhibits

10.1	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005.

10.2	Description of Director Compensation Arrangements.

10.3	Description of Named Executive Officer Compensation Arrangements.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: July 28, 2005	By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

Date: July 28, 2005	By:	/s/ James B. Murphy

James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005.

10.2	Description of Director Compensation Arrangements.

10.3	Description of Named Executive Officer Compensation Arrangements.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.