Form 10-Q
period 2005-09-30
OXIGENE INC
filed 2005-11-04
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2005, there were 20,562,498 shares of the Registrant’s Common Stock issued and outstanding.

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
     We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission, including our reports on Form 10-Q, 8-K and 10-K. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$13,378	$15,988
Available-for-sale securities	23,461	14,514
Prepaid expenses	244	59
Other	105	46

Total current assets	37,188	30,607

Furniture and fixtures, equipment and leasehold improvements	1,010	955
Accumulated depreciation	(906)	(888)

	104	67
License agreements, net of accumulated amortization of $601 and $528 at September 30, 2005 and December 31, 2004, respectively	898	971
Deposits	149	112

Total assets	$38,339	$31,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$861	$494
Accrued research and development	1,774	1,263
Accrued other	1,198	865

Total current liabilities	3,833	2,622

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 60,000 shares authorized; 20,562 shares at September 30, 2005 and 16,714 shares at December 31, 2004, issued and outstanding	206	167
Additional paid-in capital	135,470	119,527
Accumulated deficit	(98,576)	(90,046)
Accumulated other comprehensive loss	(131)	(94)
Notes receivable	(184)	(384)
Deferred compensation	(2,279)	(35)

Total stockholders’ equity	34,506	29,135

Total liabilities and stockholders’ equity	$38,339	$31,757

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
License revenue	$—	$—	$—	$7

Costs and expenses:
Research and development	2,273	1,837	5,060	4,660
General and administrative	1,492	1,209	4,285	3,541

Total costs and expenses	3,765	3,046	9,345	8,201

Operating loss	(3,765)	(3,046)	(9,345)	(8,194)

Investment income	321	140	810	421
Other income (expense), net	(1)	(4)	5	(2)

Net loss	$(3,445)	$(2,910)	$(8,530)	$(7,775)

Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.44)	$(0.47)

Weighted average number of common shares outstanding	20,042	16,668	19,233	16,524

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(8,530)	$(7,775)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	18	19
Compensation related to issuance of options and restricted stock	150	136
Amortization of licensing agreement	73	73

Changes in operating assets and liabilities:
Restricted cash	—	364
Prepaid expenses and other current assets	(244)	(89)
Accounts payable and accrued expenses	1,211	(310)

Net cash used in operating activities	(7,322)	(7,582)

Investing activities:
Purchase of available-for-sale securities	(21,862)	(9,777)
Proceeds from sale of available-for-sale securities	12,879	7,609
Amount paid for license agreements	—	(155)
Purchase of furniture, fixtures and equipment	(55)	(48)
Deposits	(37)	(4)

Net cash used in investing activities	(9,075)	(2,375)

Financing activities:
Proceeds from the issuance of common stock	13,729	22,411
Payment of notes receivable and related interest	58	82

Net cash provided by financing activities	13,787	22,493

Net (decrease) increase in cash and cash equivalents	(2,610)	12,536
Cash and cash equivalents at beginning of period	15,988	878

Cash and cash equivalents at end of period	$13,378	$13,414

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
September 30, 2005
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The condensed balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified for the period ended September 30, 2004 to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2004, which can be found at www.oxigene.com.
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
     Collaboration revenues are earned based upon research expenses incurred and milestones achieved. Revenue from non-refundable payments received upon initiation of contracts is deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and no further obligation is deemed to exist.
     The Company also earns revenue on royalty agreements, which is recognized when payments are received due to their uncertainty. Royalty revenue of $7,000 was recognized during the nine months ended September 30, 2004, which was earned as a percentage of the sales generated by a third party selling a Nicoplex compound formerly owned by the Company.
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

	September 30, 2005	December 31, 2004
Government bonds and notes
Maturing in less than 2 years	$11,751	$744
Maturing in 2 to 4 years	—	1,496
Maturing in greater than 4 years	—	1,000

Subtotal government bonds	11,751	3,240

Corporate bonds
Maturing in less than 2 years	5,763	2,674
Maturing in 2 to 4 years	705	1,706

Subtotal corporate bonds	6,468	4,380

Commercial Paper	2,972	—

Asset backed securities	2,270	—

Certificates of deposit	—	2,641

Fixed income mutual funds	—	4,253

Total available-for-sale securities	$23,461	$14,514

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
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,310,600 and 2,140,300 at September 30, 2005 and 2004, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Reported net loss	$(3,445)	$(2,910)	$(8,530)	$(7,775)

Add stock-based employee compensation included in reported net loss	143	32	143	97

Less stock-based employee compensation expense determined under the fair value method for all stock options	(460)	(569)	(1,343)	(1,639)

Pro forma net loss	$(3,762)	$(3,447)	$(9,730)	$(9,317)

Reported basic and diluted loss per share	$(0.17)	$(0.17)	$(0.44)	$(0.47)

Pro forma basic and diluted loss per share	$(0.19)	$(0.21)	$(0.51)	$(0.56)

     Fair value was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions below for options issued during 2005 and 2004.

	2005	2004
Risk free interest rate	4.08%	2.56%
Expected life	4 years	4 years
Expected volatility	133%	95%
Dividend yield	0.00%	0.00%
The weighted average fair values of the options granted based on the assumptions outlined in the table above were $4.02 and $4.17 for the nine-month periods ended September 30, 2005 and 2004, respectively.
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
     Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $131,000 at September 30, 2005 and $94,000 at December 31, 2004.

     A reconciliation of comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net loss as reported	$(3,445)	$(2,910)	$(8,530)	$(7,775)

Unrealized gains (losses)	(32)	195	(37)	(38)

Comprehensive loss	$(3,477)	$(2,715)	$(8,567)	$(7,813)

2. Stockholders’ Equity
     On March 7, 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its common stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to an offering conducted as a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. The Company plans to use these proceeds to accelerate the development of its two lead product candidates, Combretastatin A4P (CA4P) and OXi4503, in oncology and ophthalmology. To date, the Company has received a total of approximately $39,200,000 of gross proceeds pursuant to the offerings made under this shelf registration. On September 23, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, allowing it to sell up to $75,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaces the shelf registration statement filed in October 2003.
     Under a Restricted Stock Program adopted in January 2002, 208,541 shares of restricted common stock were issued to employees and consultants. The shares vested over a three-year period beginning on the first anniversary of the date of grant. During the three and nine months ended September 30, 2004, the Company recognized compensation expense of approximately $32,000 and $97,000, respectively, in connection with this program. No expense was recognized for the three and nine months ended September 30, 2005 as shares issued in connection with this program were fully vested in prior periods. Under the terms of the program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant’s tax obligations that arose from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory notes accrued interest at a rate of 10% per year. The principal amount, together with accrued interest on the principal amount to be repaid, was scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. As of September 30, 2005, all loans made and interest accrued in connection with these grants have been repaid.
     Certain stock options have been exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. In June 2005, a note including accrued interest totaling approximately $151,000 was not repaid, and therefore, 10,856 shares of common stock were forfeited. As of September 30, 2005, one note, including accrued interest totaling approximately $184,000, is outstanding from a director of the Company. The note becomes due in November 2006. A total of 20,000 shares of common stock were issued and are outstanding in connection with the exercise of this option.
     In July 2005, the stockholders approved the 2005 Stock Plan at the Company’s Annual General Meeting. Under the 2005 Stock Plan eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or incentive or non-qualified stock options. In the third quarter ended September 30, 2005, directors and officers of the Company were awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible for dividends should they be declared. The restricted stock agreements contain a lapsing repurchase right under which a portion of the shares granted would be forfeited to the Company should the director or officer no longer serve in his capacity as a director or officer prior to the end of the four year vesting term. The aggregate fair market value of the awards granted during the third quarter is approximately $2,403,000 and is based on the closing market value of our common stock on the date of grant. A total of $143,000 has been recognized as expense for both the three and nine months ended September 30, 2005 in connection with these awards. On October 3, 2005, the Company cancelled 480,000 of these awards and immediately granted those directors and officers of the Company 480,000 replacement restricted stock under the provisions of the Company’s 2005 Stock Plan, in order to avail the participants of potential tax election benefits. The terms of the replacement awards are similar to those of the original award. The replacement grant will result in a new measurement date and additional compensation expense of approximately $293,000, which in addition to the unamortized intrinsic value of the initial grant will be amortized over the remaining vesting period of the replacement grant, commencing in October 2005.
     During the three months ended September 30, 2005 and 2004, the Company recognized compensation expense of approximately $7,000 and $11,000 respectively, in connection with options issued to non-employees. During the nine months ended September 30, 2005 and 2004, the Company recognized non-employee stock-based compensation expense of approximately $7,000 and $39,000, respectively.
3. License agreement
     Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the nine months ended September 30, 2005 we recognized research and development charges of $300,000 in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of September 30, 2005, the achievement of any future milestones was indeterminable. Total payments in connection with these patent rights could total $900,000, including the $300,000 described above, should we achieve all of the milestones defined in the agreement.
4. Leases
     In May 2005, the Company executed a modification to its existing lease for its Waltham, Massachusetts headquarters. The lease modification expands the amount of space leased and extends the end of the base term to May 2009. This modification resulted in a change in the Company’s estimate of whether it would reoccupy its former headquarters location resulting in a charge of approximately $247,000 in the second quarter of 2005. The amount recorded represents the difference between the amounts owed to the landlord of the Company’s former Watertown headquarters location and amounts due from the Company’s subtenant of that space over the remaining life of the lease.
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
     SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future periods.
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and 2004 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
     We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we do not have any products available for sale; however, we have several therapeutic product candidates in various stages of clinical and preclinical development.
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
     Our failure to successfully complete human clinical trials, develop and market products over the next several years, or realize product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.
     We have generated a cumulative net loss of approximately $98,576,000 for the period from our inception through September 30, 2005 . We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of September 30, 2005, we had no long-term debt or loans payable.
Results of Operations
Revenue
Three Months Ended September 30, 2005 and 2004
     For the three months ended September 30, 2005 and September 30, 2004 we did not report any license revenue. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Nine Months Ended September 30, 2005 and 2004
     We reported $0 and $7,000 in license revenue for the nine months ended September 30, 2005 and 2004, respectively. The amounts received were in connection with the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal.
Costs and expenses
Three Months Ended September 30, 2005 and 2004
     Total costs and expenses for the three months ended September 30, 2005 and 2004 amounted to approximately $3,765,000 and $3,046,000, respectively.
     Research and development expenses were approximately $2,273,000 during the three months ended September 30, 2005 and were approximately $1,837,000 for the comparable 2004 period, an increase of approximately $436,000 or 24%. The increase was primarily attributable to both higher compensation expense and other employee-related costs and, to a lesser extent, higher contracted development expenses. We continue to build internal program management infrastructure in anticipation of increased development activities going forward. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial programs.
     General and administrative expenses for the three months ended September 30, 2005 were approximately $1,492,000 and were $1,209,000 for the comparable 2004 period, an increase of approximately $283,000 or 23%. The increase is primarily attributable to higher professional consulting and advisory expenses of approximately $110,000, higher compensation and employee related costs of approximately $89,000 and increased general corporate costs of approximately $66,000. We have added additional management and staff and incurred advisory consulting costs to prepare for and manage activities for both current and anticipated development programs.
Nine Months Ended September 30, 2005 and 2004
     Total costs and expenses for the nine months ended September 30, 2005 and 2004 amounted to approximately $9,345,000 and $8,201,000, respectively.
     Research and development expenses were approximately $5,060,000 during the nine months ended September 30, 2005 and were approximately $4,660,000 for the comparable 2004 period, an increase of approximately $400,000 or 9%. Lower contracted development costs were offset by higher compensation and employee-related costs. During the first nine months of fiscal 2004, we incurred significant preclinical and manufacturing development costs in preparation for anticipated additional clinical trials of both our CA4P and OXi4503 product candidates. These costs did not recur to the same extent in the first nine months of fiscal

2005 but have been offset by higher clinical trial program expenses and internal program management costs than those experienced in the first nine months of fiscal 2004. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial programs.
     General and administrative expenses for the nine months ended September 30, 2005 were approximately $4,285,000 and were $3,541,000 for the comparable 2004 period, an increase of approximately $744,000 or 21%. The increase is attributable to higher professional consulting and advisory expenses of approximately $282,000, a rent loss charge of approximately $247,000 in connection with the lease modification of our Waltham, Massachusetts headquarters, higher compensation and employee related costs of approximately $122,000 and higher general corporate costs.
Other income and expenses
     Investment income increased to approximately $321,000 in the three-month period ended September 30, 2005 compared to approximately $140,000 in the three-month period ended September 30, 2004. Investment income increased to approximately $810,000 in the nine-month period ended September 30, 2005 compared to approximately $421,000 in the nine-month period ended September 30, 2004. The increases in both the three and nine-month periods are due primarily to a higher average rate of return on our invested cash balances during the 2005 periods and, to a lesser extent, a higher average balance of funds available for investment.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2005, we had an accumulated deficit of approximately $98,576,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $36,839,000 at September 30, 2005, compared to approximately $30,502,000 at December 31, 2004.
     In the nine-month period ended September 30, 2005, we experienced a decrease in cash and cash equivalents of $2,610,000. The decrease in cash and cash equivalents is due to cash used in operating activities of $7,322,000 and cash used in investing activities of $9,075,000, offset in part by cash provided by financing activities of $13,787,000.
     The net cash provided by financing activities of $13,787,000 is attributable to proceeds from the issuance of common stock of $13,729,000, of which approximately $13,719,000 is attributable to proceeds from the sale of 3,336,117 shares of our common stock in March 2005, pursuant to a takedown from a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, and $10,000 is attributable to proceeds from the exercise of stock options. Proceeds from the receipt of payments on outstanding notes receivable of $58,000 are also included in the $13,787,000 total.
     Cash used in operating activities of $7,322,000 is primarily attributable to the net loss of $8,530,000 and an increase in prepaid expenses and other current assets of $244,000, offset in part by an increase in accounts payable and accrued expenses of $1,211,000 and a non-cash charges totaling $241,000.
     Net cash used in investing activities of $9,075,000 is primarily attributable to the purchase of available-for-sale marketable securities for $21,862,000 offset in part by proceeds from the sale of available-for-sale marketable securities of $12,879,000.
     On September 23, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, allowing it to sell up to $75,000,000 of its common stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaces the shelf registration statement filed in October 2003.
     We anticipate that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy our projected cash requirements based on our current programs at least through approximately the first half of fiscal 2007. Our cash requirements may vary materially from those now planned for or anticipated by us due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VTAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand will depend in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example, the range of indications for which any product is granted approval.
     If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of September 30, 2005.
     The following table presents our contractual obligations and commercial commitments as of September 30, 2005:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical and clinical development commitments (1)	$3,972	$3,922	$46	$4	$—

Operating leases	2,659	578	1,190	837	54

Total contractual cash obligations	$6,631	$4,500	$1,236	$841	$54

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
     Our primary drug development programs are based on a series of natural products called Combretastatins. Arizona State University (ASU) has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. In the nine months ended September 30, 2005 we recognized a $300,000 charge in accordance with the terms of the agreement. The agreement provides for additional payments in future periods based upon the achievement of certain milestones and events as described in the agreement. As of September 30, 2005, the achievement of any future milestones was indeterminable. Total payments in connection with these patent rights could total $900,000, including the $300,000 described above, should we achieve all of the milestones defined in the agreement.
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
     Impairment of Long-lived Assets
          On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment whenever there are indications of impairment based on an undiscounted net cash flow approach, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.
     Stock-Based Compensation
          We account for stock-based compensation to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates. Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock appreciation rights under the fair value method of SFAS 123. The fair value for these options and stock appreciation rights was estimated at the date of grant using the Black-Scholes option-pricing model.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2005, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted primarily in U.S. dollars. Accordingly, the Company’s exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars.
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

PART II—OTHER INFORMATION
   Item 1. Legal Proceedings
None.
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
  Item 3. Defaults Upon Senior Securities
None.
  Item 4. Submission of Matters to a Vote of Security Holders
          On July 7, 2005, the Company held its Annual Meeting of Stockholders (the “Meeting”). On May 13, 2005, the record date for the meeting, there were 20,053,354 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 18,420,162 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, Frederick W. Driscoll, Arthur B. Laffer, William N. Shiebler, Per-Olof Söderberg and J. Richard Zecher were elected by plurality as follows:

	FOR	Withhold Authority
Name of Director	Number of Shares	Number of Shares
Joel-Tomas Citron	17,067,042	1,353,120
Frederick W. Driscoll	17,137,487	1,282,675
Arthur B. Laffer	17,082,299	1,337,863
William N. Shiebler	17,083,457	1,336,705
Per-Olof Söderberg	17,153,566	1,266,596
J. Richard Zecher	17,155,266	1,264,896
          At the Meeting, the Company’s stockholders also approved an amendment to our Restated Certificate of Incorporation to increase from 60,000,000 to 100,000,000 the number of authorized shares of our common stock, with 17,676,163 votes cast in favor, 700,173 against and 43,826 abstentions. In addition, the Company’s stockholders approved the OXiGENE, Inc. 2005 Stock Plan, with 3,560,945 votes cast in favor, 959,784 against and 180,549 abstentions.
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

OXiGENE, INC. (Registrant)

Date: October 28, 2005	By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

Date: October 28, 2005	By:	/s/ James B. Murphy

James B. Murphy
Vice President and Chief Financial Officer and Chief Accounting Officer

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