Form 10-K
period 2005-12-31
OXIGENE INC
filed 2006-03-14
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $0.01 per share
Common Stock Purchase Rights
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐           No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $87,438,000.
      As of February 17, 2006 the aggregate number of outstanding shares of Common Stock of the registrant was 28,037,737.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

PART I

ITEM 1.	BUSINESS
INTRODUCTION
      OXiGENE, Inc. (“OXiGENE” or the “Company”) is a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. The Company’s focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, OXiGENE has two therapeutic product candidates in various stages of clinical and preclinical development, as well as a pipeline of additional product candidates currently in research and development. The Company’s lead clinical compound is Combretastatin A4P (CA4P), which is being evaluated in multiple ongoing clinical trials in various oncology and ophthalmic indications, including one Phase III and four Phase II clinical trials.

Development Programs and Product Candidates
      OXiGENE’s primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (Combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted the Company an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. OXiGENE has developed two distinct technologies that are based on Combretastatins. The Company refers to the first technology as vascular disrupting agents, or VDAs. OXiGENE is currently developing VDAs for indications in both oncology and ophthalmology. The Company refers to the second technology as ortho-quinone prodrugs, or OQPs. OXiGENE is currently developing OQPs for indications in oncology.

Vascular Disrupting Agents, or VDAs
      OXiGENE’s most clinically advanced VDA is CA4P, which is being evaluated in multiple ongoing clinical trials in both oncology and ophthalmology, both as a single-agent and in combination with other therapies, including chemotherapy, radiotherapy, antibody therapy and anti-Vascular Endothelial Growth Factor (VEGF) therapy. CA4P is an inactive synthetic derivative of the natural product CA4, which becomes activated following entry into the blood stream, and then targets and damages newly formed, abnormal blood vessels. Preclinical studies show that CA4P works via two potentially synergistic processes and that it can have dramatic effects on the shape and structural integrity of newly formed vascular endothelial cells. Vascular endothelial cells are the flat and elongated cells that form the walls of blood vessels. As these endothelial cells grow and divide, new blood vessels are formed.
      In vitro studies have demonstrated that CA4P acts on a protein called tubulin inside the newly formed and growing endothelial cells. By binding to the tubulin, CA4P is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. Preclinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that CA4P also disrupts the molecular engagement of VE-cadherin, a junction protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels. These two complementary mechanisms can block the flow of blood to a tumor and deprive it of oxygen and nutrients essential to its survival.

      Normal healthy tissues in the body have few actively growing endothelial cells. These normal, blood vessel endothelial cells have matured and do not depend solely on tubulin for maintenance of their cell shape, and thus are not affected by CA4P.

CA4P and Its Application in Oncology
      OXiGENE’s CA4P targets newly formed abnormal blood vessels that penetrate and provide nutritive support to the inner areas of a tumor, regions that are widely believed to contain tumor cells that are difficult to treat with conventional cancer therapies, such as chemotherapy and radiation, as well as antibody and protein-based therapeutics. The resulting shutdown in blood flow then deprives tumor cells of oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies.
      VDAs are distinguishable from anti-angiogenesis agents, which attempt to prevent the formation of new tumor blood vessels, in that VDAs directly target the blood vessels that have already formed within tumors. OXiGENE believes that anti-angiogenesis products may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, OXiGENE’s preclinical studies have shown that VDAs rapidly reduce blood flow within the tumor, thereby causing rapid and extensive tumor cell death. Moreover, because VDAs affect the central regions of the tumor, they may have the potential to enhance the effectiveness of currently available cancer therapies.
      In the field of oncology, six clinical trials evaluating CA4P for the treatment of advanced solid tumor cancers have been completed and more than 250 patients have been dosed with CA4P, either as a monotherapy or in combination with other cancer-fighting treatments. OXiGENE believes the safety profile of CA4P to be tolerable and manageable.
      CA4P is being studied in nine clinical trials in oncology that are open or will soon be open for patient enrollment as outlined below:

•	A Phase III clinical trial in patients with advanced, inoperable Stage IIIb/ IV non small cell lung cancer, or NSCLC, in combination with chemotherapy and radiotherapy. This trial has received regulatory clearance from the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom, but has not yet initiated patient enrollment;

•	A randomized Phase II clinical trial in patients with unresectable Stage IIIa/ IIIb NSCLC in combination with concurrent chemoradiotherapy—a widely accepted standard of treatment for NSCLC in the United States. The trial will be conducted under OXiGENE’s Investigational New Drug, or IND, application on file with the United States Food and Drug Administration, or FDA;

•	A Phase II clinical trial in patients with advanced, inoperable, platinum-resistant ovarian cancer in combination with carboplatin and paclitaxel;

•	A Phase Ib clinical trial in patients with advanced solid tumors in combination with the anti-angiogenic drug, Avastin® (Bevacizumab), which has not yet initiated patient enrollment;

•	A Phase I/ II clinical trial in patients with advanced NSCLC, head & neck or prostate cancers in combination with radiotherapy;

•	A Phase I clinical trial in patients with advanced and recurring cervical cancer in combination with cisplatin;

•	A Phase I/ II clinical trial in patients with advanced colorectal cancer in combination with the anti-CEA monoclonal antibody A5B7;

•	A Phase II clinical trial in patients with anaplastic thyroid cancer as a monotherapy; and

•	A Phase I/ II clinical trial in patients with newly diagnosed anaplastic thyroid cancer in combination with doxorubicin, cisplatin and radiotherapy.

CA4P and Its Application in Ophthalmology
      Based on promising clinical results and OXiGENE’s understanding of the safety profile of CA4P gleaned from our ongoing oncology studies, the Company broadened its clinical development efforts of CA4P into the field of ophthalmology. In certain ophthalmologic conditions, VDAs attack the network of abnormally formed existing and emerging blood vessels which have infiltrated the back of the eye and which may leak and cause severe visual impairment. In November 2004, the Company initiated a Phase II clinical study of CA4P in a condition known as myopic macular degeneration, or MMD, under an IND application, which we submitted to the FDA. We are currently enrolling patients into this trial and expect patient accrual to be completed in the first half of 2006.
      MMD is a progressive eye disease that can lead to legal blindness and is characterized by blurring of the central vision and distortion of certain shapes and images, which cannot be corrected by prescription eye glasses or contact lenses. The disease initially begins with the progressive elongation of the eye; it is not known whether the degenerative changes are the result of this elongation or other hereditary factors. Visual loss may be severe and may occur due to the degenerative changes or the occurrence of abnormal new vessels growing up through defects in the abnormal retina. The abnormal blood vessels grow from the choroid and infiltrate the retina, causing hemorrhaging and scarring, often resulting in central visual loss. Once this process, known as choroidal neovascularization, occurs and active blood vessel leakage in the eye is present, the disease is then considered myopic macular degeneration.
      The Company is investigating and developing product formulations of CA4P for local and other non-systemic methods of administering the compound for certain ophthalmic indications. We are analyzing data collected from these preclinical experiments completed at the end of 2005, and we expect to advance into a preclinical toxicology program to enable the filing of an IND in 2007.
      In addition to CA4P, OXiGENE is developing additional VDAs, as well as other compounds that exhibit VDA-like activities, but are not Combretastatins, including OXi6197 and OXi8007. Researchers at Baylor University designed and synthesized each of these compounds, and the Company has been granted exclusive rights to these compounds.

Ortho-Quinone Prodrugs, or OQPs
      OQPs exhibit not only the vascular disrupting properties characteristic of the Company’s lead vascular disrupting agent CA4P, but may also kill tumor cells directly. Preclinical research with OXi4503, OXiGENE’s first OQP candidate, suggests that it not only shuts down blood flow, but can then be metabolized into a compound which kills the remaining tumor cells at the periphery of the tumor. In December 2004, the United Kingdom regulatory authorities accepted an application from our collaborators, Cancer Research UK, to initiate a dose-escalating Phase I clinical trial of OXi4503 in patients with advanced cancer. This trial is currently ongoing.

General
      The Company is a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with its corporate office in the United States at 230 Third Avenue, Waltham, Massachusetts 02451 (telephone: 781-547-5900; fax: 781-547-6800). We also have an office in the United Kingdom at Magdalen Centre, Robert Robinson Avenue, The Oxford Science Park, Oxford, OX4 4GA. The Company’s Internet address is www.OXiGENE.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

TECHNOLOGY OVERVIEW
      According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90% of all cancers, more than 200 types, are solid tumors, which are dependent on a continually developing vascular supply for their growth and survival. This naïve vasculature is the focal point of OXiGENE’s research and development program. The Company’s clinical candidates appear to disrupt the function of newly formed abnormal blood vessels that are associated with solid tumors and vision impairment in certain eye diseases, such as myopic macular degeneration (MMD), age-related macular degeneration (AMD) and diabetic retinopathy.
      OXiGENE is researching and developing two separate, but related, classes of compounds. The first class of compounds, termed Vascular Disrupting Agents, or VDAs, departs significantly from current approaches to treating cancer. Despite advances in surgery, radiation and chemotherapy, serious problems with these conventional treatments persist: many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis; surgery may not be capable of treating certain tumors because of their location; and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. In addition, chemotherapy and radiation treatments may damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, can induce drug resistance in the tumor. Therefore, a need exists for novel and highly targeted approaches to fighting cancer.
      Anti-tumor VDAs are the focus of much scientific research. VDAs attack a tumor’s life support system, the network of existing and emerging blood vessels, and selectively disrupt the existing blood vessel structures, particularly those within the tumor, creating a rapid and irreversible shutdown of these blood vessels. OXiGENE believes that shutting off a tumor’s blood supply is an efficient therapeutic strategy and that there are many advantages to using VDAs.
      First, many thousands of tumor cells depend on each blood vessel, and thus, damage to a relatively small number of endothelial cells, which line the blood vessels, could reduce blood flow and trigger a cascade of tumor cell death. Second, since the endothelial cells, the primary target of VDAs, reside adjacent to the blood stream, delivery problems that are common with conventional chemotherapy are not an issue. Third, since endothelial cells are normal cells, that lack the genetic instability of tumor cells, treatment-resistant mutations are unlikely to emerge. Finally, recent advances in technologies that can accurately measure blood flow in a tumor have allowed OXiGENE to establish early in the clinical trial process whether a VDA has biological activity.
      Based on pre-clinical studies and results from early stage clinical trials that show significant anti-tumor activity with VDA therapy, the Company believes that VDAs will be complementary to existing and emerging cancer treatments. As such, in 2005 OXiGENE broadened its clinical trial pipeline and is currently evaluating CA4P in combination with prevalent anti-cancer therapies, such as radiation and chemotherapy, as well as newer, highly-targeted therapies, such as anti-VEGF therapy, in a variety of key indications. These clinical trials are currently in various stages, including Phase Ib, Phase II and Phase III. OXiGENE also continues to conduct preclinical research studies with VDAs.
      OXiGENE’s second clinical compound, OXi4503, is a lead compound in a distinct class of clinical candidates called ortho-quinone prodrugs, or OQPs. OQPs exhibit the properties of vascular disrupting agents, but can then be metabolized into a compound that kills the remaining tumor cells at the periphery of the tumor. OXi4503 is currently being evaluated in a Phase I trial for the treatment of solid tumors.
      Combretastatin. Combretastatin compounds are organic small molecules found naturally in the bark of the African bush willow tree (Combretum caffrum). They were discovered and isolated over a decade ago at Arizona State University, or ASU. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatins. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins’ commercial rights, which OXiGENE exercised and subsequently signed a license agreement with respect to on August 2, 1999.

      OXiGENE’s most clinically advanced compound in the Combretastatin family is Combretastatin A4P (CA4P). Since its early stage clinical trials with CA4P, which were initiated in the fourth quarter of 1998 and the first quarter of 1999, OXiGENE has made tremendous strides with the compound’s clinical advancement. Today, CA4P is being evaluated in nine clinical trials in oncology, both as a monotherapy and in combination with other cancer treatments. CA4P is currently in one Phase III clinical trial, three Phase II clinical trials and five Phase Ib or Ib/ II clinical trials in various key cancer indications. The compound is also the only VDA in a human clinical trial in combination with the anti-angiogenic agent, Avastin. Based on the various stages of its clinical development and the breadth of monotherapy and combination treatments being evaluated clinically, OXiGENE believes that CA4P is the leading VDA candidate in the clinic today.
      In December 2001, the Company announced the selection of OXi4503 as its second clinical compound, and moved forward with preclinical development. Today, OXi4503 is the lead clinical compound in a class of drugs we have termed OQPs. OXi4503 has a profile of activity that appears to be distinct from that of CA4P in that it appears to be able to cause tumor regressions in a number of experimental tumor systems when administered as a single agent. While CA4P has demonstrated the ability to block blood flow to most central parts of the tumor when it is used alone, regrowth can occur in many cases from a narrow rim of tumor cells surviving at the periphery adjacent to normal tissue. Current research indicates that, in addition to the effects on blood vessels penetrating the tumor, OXi4503 is metabolized to a compound which appears to attack the surviving tumor cells and blood vessels in the tumor periphery. A Phase I dose-escalating clinical trial of OXi4503 in patients with advanced cancer was initiated in December 2004 and is currently ongoing.
      Since other disease pathologies are associated with the abnormal development of new vessels, VDAs may have application outside of cancer therapy. Promising data with CA4P in animal models of ocular disorders associated with neovascularization led the Company, in conjunction with key partners, to investigate its use in various eye diseases. Today, CA4P is being studied in a Phase II trial to evaluate its effect in patients with MMD. Additionally, OXiGENE is conducting preclinical experiments to determine a local, non-systemic delivery mechanism of CA4P that could be used to treat age-related, wet macular degeneration (wAMD).
      In addition to the compounds discussed above, OXiGENE is developing several other compounds that exhibit VDA-like characteristics.
CLINICAL TRIAL PROGRAM
      Combretastatin A-4 Prodrug. The Company began testing CA4P in three Phase I dose-escalating clinical trials during the fourth quarter of 1998 and the first quarter of 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of CA4P using three different dose regimens in patients with advanced solid tumors, has been completed. The key findings of these initial clinical trials are summarized below:

(1) CA4P was manageable and well tolerated.

(2) A similar maximum tolerated dose was determined in each clinical trial.

(3) The side-effect profile did not display the typical toxicities associated with chemotherapeutic agents.

(4) CA4P demonstrated reductions in tumor blood flow below, up to, and beyond the maximum tolerated dose.

(5) There is data to support biological and vascular activity in humans with a meaningful therapeutic index.

(6) Promising signs of clinical effects were observed with one complete response, one partial response, two cases of measurable tumor size reduction and three cases of long-term stabilization of disease.

      Following the successful completion of these initial three Phase I trials, CA4P progressed to the next stage of clinical evaluation. Throughout 2002 and 2003, CA4P entered in various investigator-sponsored clinical trials, either as a monotherapy or in combination trials with either chemotherapy or radiotherapy. These early dose-escalating trials were aimed to further CA4P’s clinical development and to assess its anti-tumor effects and safety profile. The combination trials were also conducted to evaluate the compatibility and potential synergistic effects of CA4P with various cancer treatment modalities in key oncology indications.

CA4P in Oncology
      From these trials, OXiGENE developed what is considered today our core clinical development program with CA4P in oncology, and set the foundation for the Company’s registrational pathway in oncology with our lead clinical compound:

Phase III: CA4P in Combination with Chemotherapy and Radiotherapy for the Treatment of Non Small Cell Lung Cancer
      Non small cell lung cancer accounts for approximately 75% of all lung cancer making it the most widespread form of lung cancer. Approximately 350,000 cases are expected to be diagnosed globally each year and approximately half of those people afflicted with NSCLC will have the most advanced stages of the disease (Stage IIIb or Stage IV), that are not treatable with surgery alone. Stage IIIb/ IV inoperable lung cancer yields a poor prognosis with median survival time estimated at 6.7 months.
      In December 2005, OXiGENE announced its receipt of regulatory clearance from the MHRA in the United Kingdom to commence its first Phase III clinical trial. The trial will evaluate CA4P in combination with radiotherapy and chemotherapy for the treatment of unresectable Stage IIIb/ IV NSCLC. The Phase III study of CA4P in combination with radiotherapy and chemotherapy will be a randomized, double blind, placebo-controlled trial. The trial is expected to enroll approximately 370 patients who have not had prior treatment for NSCLC and who will be randomized into either a control group or a treatment group. The primary objective of this trial is to compare median survival time of patients in the treatment group versus the control group. Tumor response will be evaluated using the international standard for oncology clinical trials, known as Response Evaluation Criteria In Solid Tumors, or RECIST. The trial will also further define the safety profile in the treatment group.
      OXiGENE plans to file for regulatory clearance to commence this trial in several additional countries.
      The initiation of this clinical trial marks the first VDA to enter a Phase III clinical trial.
      The Phase III clinical trial followed a Phase Ib clinical trial evaluating CA4P in combination with radiotherapy for the treatment of NSCLC as well as patient cohorts with prostate cancer and head and neck cancer. On October 5, 2005, investigators from the Mount Vernon Hospital in London presented interim trial data for the cohort of patients with NSCLC. The presentation was given at the National Cancer Research Institute’s Cancer Conference held in Birmingham, United Kingdom. The Phase Ib trial included two cohorts of patients with NSCLC who received radiotherapy and either a single dose of CA4P at the end of the first week of radiotherapy treatment or once weekly doses of CA4P for three weeks. The investigator noted in his presentation that those patients who received weekly CA4P for three weeks, as compared to those patients who received a single dose of CA4P, showed a trend to increase the median survival to approximately one year. The investigator also reported that increased radiation toxicities had not been observed when CA4P was administered, and that the side effects of CA4P observed to date were mild and self-limiting.
      The Phase Ib portion of this trial evaluating CA4P with radiotherapy remains ongoing in the prostate and head and neck patient cohorts.

Phase II: CA4P in Combination with Concurrent Chemoradiotherapy for the Treatment of Stage IIIa/IIIb NSCLC
      Stage IIIa NSCLC is one of the fastest growing segments of the disease, due to newer tests that enable earlier detection of the disease. In February 2006, OXiGENE announced that it will commence a randomized Phase II clinical trial to evaluate CA4P in combination with concurrent chemoradiotherapy, a widely accepted standard in the United States for the treatment of patients with all histological types of unresectable Stage IIIa/ IIIb NSCLC. The trial will be conducted under OXiGENE’s IND application on file with the FDA. The objective of the Phase II clinical trial is to evaluate the survival benefit in patients achieved at one year. The response rate will be evaluated according to RECIST.

Phase II: CA4P in Combination with Chemotherapy for the Treatment of Advanced, Platinum-Resistant Ovarian Cancer
      Ovarian cancer is the fourth most common cancer in women and the deadliest of the gynecologic cancers. The disease often has no symptoms in its early stages. As a result, most patients have advanced disease at the time of diagnosis. Standard therapy for newly diagnosed ovarian cancer usually consists of surgery to remove the tumor, ovaries, and uterus, followed by chemotherapy with carboplatin alone, or both paclitaxel and carboplatin. Carboplatin and paclitaxel are the commonly used cytotoxic agents in solid malignancies, such as ovarian cancer, and have been combined with each other, as well as other agents, leading to enhanced efficacy without compromising safety.
      Despite advances in the management of cancer with chemotherapy, radiotherapy and surgery, the disease recurs in many women within five years. Patients whose disease recurs within six months of completion of chemotherapy with a platinum-based drug are considered “platinum-resistant.” The majority of women with advanced ovarian cancer will relapse and virtually all of these women will be considered platinum-resistant either at first relapse or at a later relapse.
      On September 21, 2005, the Company announced the initiation of a Phase II clinical trial evaluating CA4P in triple combination therapy with carboplatin and paclitaxel — a widely used chemotherapeutic regimen — for the treatment of relapsed, advanced platinum-resistant ovarian cancer. The Phase II triple combination trial will be an international, open-label trial designed to determine the safety and efficacy of CA4P in combination with carboplatin and paclitaxel. The clinical trial will be a multi-center study, and patient response will be evaluated using the international standard, RECIST, and CA125 response criteria. OXiGENE expects the Phase II study to be initiated at cancer centers in the United Kingdom and the United States.
      In November 2005, OXiGENE announced that interim data from the Phase Ib portion of a Phase I/II trial was presented at the American Association for Cancer Research Meeting. The principal investigator in his presentation noted a 67% response rate to the combination treatment among a sub-population of evaluable patients with advanced, inoperable ovarian cancer (10 out of 15 evaluable patients) who were treated with a combination of CA4P and chemotherapy, all of whom had failed previous, alternate cancer treatments. Tumor response was measured according to RECIST or CA125. Additionally, four ovarian cancer patients had disease stabilization during treatment, and partial responses were seen in patients with esophageal cancer and small cell lung cancer.

Phase Ib: CA4P in Combination with the Anti-Angiogenic Agent, Avastin, for the Treatment of Solid Malignancies
      While anti-angiogenesis agents, like Avastin, and anti-tumor VDAs, such as CA4P, both target a tumor’s blood vessels, they differ in their approach and in their end result. With anti-angiogenesis agents, the aim is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that sprout and feed the tumor. These agents may have to be used chronically over months and years to prevent further growth of the tumor mass. As the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. Anti-tumor VDAs, by comparison, aim to attack tumors rapidly by selectively disrupting the existing blood vessel structure, particularly the vessels within the tumor, creating a rapid and irreversible shutdown of these blood vessels. Thus, while VDAs appear to destroy the established blood vessel network within a tumor, anti-angiogenic agents are thought to primarily prevent the growth of new blood vessels. Further, anti-angiogenics may be successful in targeting and preventing regrowth of the viable rim of a tumor, which remains intact post-VDA treatment.
      A growing abundance of preclinical data has demonstrated that the pairing of a VDA compound with an anti-angiogenic agent could be a potentially potent therapeutic combination in oncology. OXiGENE believes that combining these compounds could ultimately offer a new and viable cancer treatment strategy that destroys a tumor not only by targeting new blood vessel growth, but also by razing the already established tumor blood vessel network.
      On November 16, 2005, we reported that an investigator presented preclinical data that indicated that the combination of CA4P or OXi4503, OXiGENE’s second clinical candidate, with the anti-angiogenic drug, Avastin, showed biological and anti-tumor activity. Both CA4P and OXi4503 appeared to improve the effectiveness of Avastin. Tumor response was measured by tumor growth delay in a human renal cell carcinoma model (Caki-1). The results suggested that treatment with Avastin and CA4P or OXi4503 resulted in statistically significant tumor growth delays, and that both CA4P and OXi4503 appeared to be effective at causing vasculature damage and tumor cell death in the central regions of solid tumors. The study also suggested that OXi4503 reduced the peripheral rim of tumor cells that can lead to tumor regrowth.
      Based on this preclinical evidence, on December 5, 2005 OXiGENE announced the initiation of a Phase Ib clinical trial to evaluate CA4P in combination therapy with Avastin in patients with solid tumors. This will be the first human clinical trial to pair a vascular disrupting compound and an anti-angiogenic agent in the treatment of cancer, specifically in people who have failed previous treatment and who are in advanced stages of disease.
      OXiGENE’s Phase Ib combination trial with Avastin will be a traditional open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of CA4P administered intravenously in combination with Avastin. Dosing levels of CA4P will be escalated until a maximum tolerated dose is achieved. Anti-tumor effects and tumor response will be evaluated according to RECIST. Pharmacodynamic effects to assess blood flow shutdown to the tumor will be assessed with Magnetic Resonance Imaging, or MRI.
      In addition to these core clinical programs in oncology, CA4P is currently being studied in several investigator-sponsored clinical trials. OXiGENE believes that the results from investigator-sponsored trials could identify other oncology indications where CA4P could exhibit significant anti-cancer effects.

Other clinical trials with CA4P in oncology
      A Phase II single-agent trial was initiated in 2003 at the Ireland Cancer Center at University Hospitals of Cleveland to treat a rare form of thyroid cancer, anaplastic thyroid carcinoma, or ATC. A complete response in this tumor type was achieved in one patient of the Phase I trials. This trial is designed to evaluate the mean survival time of patients with regionally advanced and/or metastatic ATC treated with CA4P in comparison to what has historically been a 4-6 month mean survival time with conventional therapy. The clinical trial centers have been expanded to include the Josephine Ford Cancer Center in Detroit and University of Pittsburgh Medical Center.
      A Phase I/ II trial for ATC was initiated at the Ireland Cancer Center at University Hospitals of Cleveland and the Josephine Ford Cancer Center. This trial is designed to evaluate the mean survival time of patients with newly diagnosed ATC undergoing treatment with CA4P as part of a multimodality regimen, that is, in combination with the conventional chemotherapeutic agents doxorubicin and cisplatin, as well as radiotherapy.
      A Phase I/ II trial to evaluate the combination of CA4P with the radiolabeled anti-CEA monoclonal antibody A5B7 is ongoing at the Mount Vernon and Royal Free Hospitals in the UK under the auspices of the Cancer Research UK. Studies with the combination of these agents in pre-clinical xenograft models demonstrated a high degree of synergy. Patients in this study will include only those with advanced colorectal cancer expressing the CEA antigen. The study will employ two dose levels of CA4P and three dose levels of the antibody. In addition to assessing the safety profile of the combination, the relationship between efficacy and tumor blood flow reduction will also be evaluated.
      A Phase I trial evaluating CA4P in combination with cisplatin, a primary chemotherapeutic treatment for cervical cancer, is also underway. This is a dose-escalating, open-label clinical trial being conducted under the auspices of the Nordic Society of Gynecological Oncology (NSGO) in Denmark with additional centers in Norway and Scotland. Approximately 18 patients with advanced or recurrent cervical cancers incurable by standard treatments will be enrolled. The trial’s objectives are to assess the safety profile of the combination of cisplatin and CA4P, to gain preliminary evidence of efficacy and to determine the recommended Phase II dose.
      In December 2004, OXiGENE announced the initiation a Phase II clinical trial with CA4P in combination with carboplatin and paclitaxel. This trial is ongoing although patient enrollment is complete. OXiGENE advanced CA4P into this Phase II trial with chemotherapy ahead of schedule based on positive results from a Phase I/ II trial conducted at the Mount Vernon Hospital in London, UK. This Phase II trial led by Dr. Wallace Akerley, Director of Clinical Research at the Huntsman Cancer Center at the University of Utah, is investigating patients commonly treated with carboplatin and paclitaxel therapies, such as those with breast, lung or ovarian cancers. The patients are being treated with the full combination of CA4P, carboplatin and paclitaxel. The objectives of the trial are to assess the safety of two dose levels of CA4P in combination with the chemotherapeutic agents, gather data on anti-tumor activity and establish a recommended Phase II/ III dose. In addition, this study is assessing changes in tumor blood flow using MRI, which may provide additional insight into CA4P’s mechanism of action and biological activity and increase the understanding of its clinical effects in patients.
     OXi4503 in Oncology
      OXiGENE initiated a clinical trial with its second oncology candidate, OXi4503. In December 2004, the Company announced the initiation of a Phase I study of OXi4503 in solid tumors. OXi4503 has been shown in animals to have potent anti-tumor activity as both a single-agent and in combination therapy. OXi4503 is the lead compound in a novel class of agents that we have termed OQPs. This agent is of particular interest in that it exhibits not only the vascular disrupting properties characteristic of our lead vascular targeting agent CA4P, but also appears to cause direct death to tumor cells.
      The study, which is being conducted by Cancer Research UK, is a dose-escalating trial in which the primary endpoints are safety, tolerability and pharmacokinetics. Although ostensibly a Phase I safety study, the protocol design has incorporated advanced testing to monitor patients through extensive blood work, MRI and Positron Emission Tomography, or PET scans to gain further insight into the mechanism of action of OXi4503. Two clinical centers in the UK are involved in the trial.

CA4P in Diseases of the Eye
      Based on promising clinical results and our current understanding of the safety profile of CA4P gleaned from our ongoing oncology studies, we have also broadened our clinical development efforts of CA4P into the field of ophthalmology. In ophthalmology settings, VDAs attack the network of abnormally formed existing and emerging blood vessels which have infiltrated the back of the eye and which may leak and cause severe visual impairment.

Phase II: CA4P for the Treatment of Myopic Macular Degeneration
      In November 2004, OXiGENE announced the initiation of a Phase II clinical trial of CA4P in patients with myopic macular degeneration, or MMD under its Investigational New Drug application submitted to the FDA. MMD is a progressively degenerative eye disease that can lead to legal blindness. It has been estimated to afflict more than 300,000 patients worldwide with a yearly incident rate of more than 50,000 in the United States and Western Europe, but excluding Asia, where the rates are estimated to be higher. This Phase II clinical trial is an open label, dose-ranging, international multi-centered study that will assess the safety and efficacy of CA4P in the treatment of MMD. The Company will enroll patients with active choroidal neovascularization associated with MMD in the trial. Patient progress will be monitored by visual acuity and state of the art techniques, such as fluorescein angiography and optical coherence tomography, or OCT, which the Company anticipates will lead to a greater understanding of the biological activity of CA4P in this setting. This trial is currently underway, and OXiGENE expects to complete patient enrollment in the first half of 2006.
      Additionally, we are pursuing non-systemic or local methods of administering CA4P for wet age-related macular degeneration and possibly other ophthalmic indications. We are analyzing data from these preclinical experiments completed at the close of 2005 and expect to advance into a preclinical toxicology program to enable the filing of an IND in 2007.
REGULATORY MATTERS

Government Regulation And Product Approval
      Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.
      In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices;

•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

United States Drug Development Process
      Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.
      All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted with the IND for FDA review, and to the IRBs for approval. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.
      Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase I: The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase III: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.
Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.
      Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes
      The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The approval process is lengthy and difficult and FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured.
      NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

Expedited review and approval
      The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Although fast track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect of a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Orphan Drug
      Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of our product for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product is determined to be contained within the competitor’s product for the same indication or disease. We obtained orphan drug designation for CA4P for the treatment of anaplastic thyroid cancer, and we intend to file for orphan drug designation for those diseases that meet the criteria for orphan designation. There is no guarantee that we will be awarded orphan exclusivity for any other products or indications. In addition, obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

Pediatric Exclusivity
      The FDA Modernization Act of 1997 included a pediatric exclusivity provision that was extended by the Best Pharmaceuticals for Children Act of 2002. Pediatric exclusivity is designed to provide an incentive to manufacturers for conducting research about the safety of their products in children. Pediatric exclusivity, if granted, provides an additional six months of market exclusivity in the U.S. for new or currently marketed drugs. Under Section 505A of the Federal Food, Drug, and Cosmetic Act, six months of market exclusivity may be granted in exchange for the voluntary completion of pediatric studies in accordance with an FDA-issued “Written Request.” The FDA may issue a Written Request for studies on unapproved or approved indications, where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population. We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies, and submit reports of the studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles. There is no guarantee that the FDA will issue a Written Request for such studies or accept the reports of the studies. The current pediatric exclusivity provision is scheduled to end on October 1, 2007 and it may not be reauthorized.

Post-approval Requirements
      Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
      Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing FDA with updated safety and efficacy information, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws.
      We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.
      From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation
      In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
      Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union Member States. For drugs without approval in any Member State, the decentralized procedure provides for recognition by individual Member States of the marketing authorization granted by one Member State, known as the Reference Member State (RMS). Under this procedure, an applicant submits an application, or dossier, to the RMS, and after receiving its approval submits an updated dossier and an assessment report prepared by the RMS to other Member States in which the applicant is seeking licensure. Within 90 days of receiving the updated dossier and the assessment report, each other Member State must decide whether to recognize the assessment report. If a Member State does not recognize the assessment report, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

Reimbursement
      Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. We anticipate third-party payors will provide reimbursement for our products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.
      The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
      In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.
      We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS
      The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its compounds CA4P and OXi4503 and to identify new preclinical candidates that are complementary to our VDAs and OQPs. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research and development staff. In general, these programs are created, developed and controlled by internal Company management. Currently, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2005, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Gray Cancer Institute, Middlesex, United Kingdom;

•	Baylor University, Waco, Texas;

•	Arizona State University, Tempe, Arizona;

•	The University of Texas MD Anderson Cancer Center, Houston, Texas; and,

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts.
      In December 2001, the Company announced the selection of its next generation VDA, OXi4503. OXi4503 is a VDA with a profile of activity that appears distinct from CA4P in that it appears to be able to cause tumor regressions in experimental tumor systems with single-agent activity. While CA4P has demonstrated the ability to block blood flow to the tumor in all but the periphery of a tumor, OXi4503 appears to attack blood vessels in all regions of the tumor, including the periphery.
      The Company has secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Under the ASU license, the Company has the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. The Company bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, the Company has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. Payments made to ASU to date have amounted to $2,200,000. The agreement is to terminate on December 31, 2014 or within two months of receipt of written notice of termination from the Company. Currently, the Company is in compliance with the license.
      The Company also has a license from Baylor University. The Baylor license is an exclusive license to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. The Company has the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that royalties will be paid by OXiGENE should sales be generated through use of Baylor’s compounds. The Company is not required to pay Baylor for use of Baylor’s compounds aside from this royalty arrangement. The Company is entitled to file, prosecute and maintain patent applications on products for which it has a license. The Company had made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. The agreement will terminate on June 1, 2009 or within 90 days of written notice of material breach of the agreement by either party. Currently, the Company is in compliance with the Baylor license.
      In May 2003, the Company announced the discovery of its most recent drug candidate, OXi8007. The molecular structure of OXi8007, which was discovered through the collaboration with Baylor University, is distinct from the Company’s Combretastatin family of tumor-starving compounds (CA4P and OXi4503) and from its OXi6197 anti-tumor agent.

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
      Unless and until the Company enters into any new material collaborations, with respect to CA4P and/or the related Combretastatin family of compounds, the Company intends to advance its potential product candidates through the next stages of clinical trials and development independently.
PATENTS AND TRADE SECRETS
      To date, OXiGENE’s principal products have been based on certain previously known compounds. The Company anticipates that any products it develops hereafter may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds it may discover. Although the Company expects to seek patent protection for any compounds it discovers, there is no assurance that any or all of them will be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and the Company believes will continue to be, important to the Company’s development efforts, although those processes, as such, may not be patentable.
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
      Further, there can be no assurance that products or processes developed by the Company will not be covered by third party patents, in which case continued development and marketing of those products or processes could require a license under such patents. There can be no assurance that if a legal action were to be brought against the Company on the basis of any third party patents, such action would be resolved in the Company’s favor. An unfavorable finding against the Company could result in monetary damages and injunctive relief. Further, even a favorable result could cause expenditure of substantial monetary and other resources in connection with the Company’s defense against any such action.
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
      The Company has exclusive rights in twenty-five (25) granted United States patents, twenty-four (24) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan.

      The following table summarizes the Company’s United States patent portfolio by the number of patents that have been granted or that are currently pending for each of its product lines:
OXiGENE’s United States Patent Portfolio

	Patents Pending	Patents Granted

Product Line
Combretastatins	14	10
Baylor VDA Compounds	9	7
Benzamides, Nicotinamides, & Cordycepins	1	7
Diagnostic	0	1

Total	24	25
      The following table summarizes the United States patent number, applicable expiration date, holder of patent and importance of the Company’s material patents:

Title of Patent	U.S. Patent No.	Date of Expiration	Holder of Patent	Importance

Combretastatin A-4	4,996,237	February 26, 2008	Arizona State University	Provides composition-of-matter protection for the active, tubulin-binding parent compound of the prodrug CA4P, as well as protection for methods-of-use for treatment of cancer. CA4 is generated in the body following administration of CA4P, which is the Company’s most advanced product.
Combretastatin A-4 Prodrug	5,561,122	December 22, 2014	Arizona State University	Provides composition-of-matter protection for the Company’s lead VDA compound, CA4P. Claims were also granted for methods of using CA4P for the treatment of cancer.
Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins”	5,569,786	October 29, 2013	Arizona State University	Provides composition-of-matter protection for several Combretastatins, including CA1, which is the active, tubulin-binding compound of OXi4503, the Company’s most advanced second generation compound.
Isolation, Structural Elucidation, and Synthesis of novel Antineoplastic Agents termed “Combretastatins”	5,409,953	April 25, 2012	Arizona State University	Provides methods of using Combretastins, including CA1, for the treatment of cancerous cells. CA1 is the active, tubulin-binding parent compound of OXi4503, the Company’s most advanced second generation compound.

Title of Patent	U.S. Patent No.	Date of Expiration	Holder of Patent	Importance

Compositions and Methods for Use in Targeting Vascular Destruction	6,538,038	February 16, 2020	OXiGENE, Inc.	Provides methods of using phosphate prodrugs of tubulin- binding compounds, including CA4P and OXi4503, to selectively target the proliferating vasculature of cancers, proliferative retinopathies, and other diseases characterized by the presence of unwanted neovascularization.
Combretastatin A-4 Phosphate Prodrug Mono- and Di-Organic Amine Salts, Mono- and Di- Amino Acid Salts, and Mono- and D-Amino Acid Ester Salts	6,670,344	September 11, 2021	Bristol-Myers Squibb Company	Provides novel Tromethamine (“TRIS”) and Histidine salt forms of CA4P along with methods for their use and manufacture. The preferred TRIS salt composition provides enhanced formulation properties over the Disodium salt of CA4P.
Efficient Method of Synthesizing Combretastatin A-4 Prodrugs	6,743,937	July 17, 2021	OXiGENE, Inc.	Provides methods of synthesizing combretastatin A4 phosphate esters, prodrugs and trans-isomers thereof.
Use of combretastatin A4 and its prodrugs as an immune enhancing therapy	6,773,702	December 26, 2021	OXiGENE, Inc. and Bristol-Myers Squibb Company	Provides treatment methods for counteracting tumor-induced immunosuppression (e.g., during conventional immunotherapy) that avoid vascular destruction by administering combretastatin A4 or prodrugs thereof.
Combretastatin A-4 Phosphate Prodrug Mono- and Di-Organic Amine Salts, Mono- and Di- Amino Acid Salts, and Mono- and D-Amino Acid Ester Salts	6,855,702	September 11, 2021	Bristol-Myers Squibb Company	Provides optionally substituted aliphatic organic amine forms of CA4P, and pharmaceutical compositions comprising such compounds.
      Combretastatins. The Company’s core Combretastatin technology platform is covered by a mix of existing and pending patents. The Company has exclusive rights in ten (10) issued United States patents, fourteen (14) pending United States patent applications, and granted patents and/or pending applications in other countries corresponding to the majority of the granted United States patents, all of which relate to Combretastatin compositions and/or methods of use in treating cancer or other angiogenic diseases. For the in-licensed patents and applications, the owners of record are the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of ASU and Bristol Myers Squibb Company.
      On February 15, 2005, United States Patent No. 6,855,702 (the “CA4P Tris Salt Patent continuation”) was issued. The CA4P Tris Salt patent continuation is exclusively licensed from Bristol Myers Squibb Company. The Company filed three additional United States applications in 2005, all of which claim new methods of use for existing Combretastatin VDAs.

      Baylor VDA Compounds. The Company has maintained exclusive patent rights to a number of tubulin-binding agents that have potential for future development as VDAs. These compounds are functionally related but structurally distinct from Combretastatin, and are covered by seven (7) issued United States patents and nine (9) pending United States patent applications. Ownership of the licensed patents and patent applications is assigned to Baylor University. OXiGENE is a co-assignee of pending patent applications in this area.
      Three patents issued in 2005 relating to the Baylor VDA compounds, including United States Patent Nos. 6,849,656; 6,919,324; and 6,956,054. The Company filed three additional United States applications in 2005, all of which relate to Baylor VDA compounds.
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
      The Company is aware of a limited number of companies involved in the development of VDAs. Such companies include AstraZeneca, Sanofi-Aventis, Antisoma and MediciNova, all of which have VDAs that management believes are at an earlier stage of clinical development than the Company’s lead compound, CA4P.
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
      The Company expects that, if any of its products gain regulatory approval for sale, they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. The Company’s competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.
EMPLOYEES
      The Company expects to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of February 17, 2006 the Company had twenty-six (26) full-time employees, of which sixteen (16) were engaged in research and development and monitoring of clinical trials. Most of the Company’s pre-clinical testing and clinical trials are subcontracted and performed at universities in the United States and Europe with the assistance of contract research organizations.

SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD
      OXiGENE’s Clinical Trial Advisory Board assesses and evaluates the Company’s clinical trial program. The Scientific Advisory Board discusses and evaluates the Company’s research and development projects. Members of the Clinical Trial Advisory Board and the Scientific Advisory Board are independent and have no involvement with the Company other than serving on such boards. From time to time, however, the institutions or organizations these individuals are associated with may provide the Company with services.
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

ROBERT S. KERBEL, Ph.D. is known internationally for his research into cancer metastasis, drug resistance and tumor angiogenesis. He is a senior scientist, as well as the Canada Research Chair in Molecular Medicine at Sunnybrook and Women’s College Health Sciences Centre in Toronto and Professor of the Department of Medical Biophysics at the University of Toronto. He is the author of more than 270 scientific papers and the recipient of numerous scientific awards. Dr. Kerbel serves on the editorial boards of many scientific journals, including Cancer Research, Clinical Cancer Research, Molecular Cancer Research and Angiogenesis. He was Editor-in-Chief of Cancer & Metastasis Reviews from 1991-2001. Dr. Kerbel received his B.S. from the University of Toronto and his Ph.D. in immunology from Queen’s University. He was a post-doctoral fellow in cancer biology at the Chester Beatty Research Institute in London, England.

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

JEFFREY S. HEIER, M.D., is a Vitreoretinal Specialist at Ophthalmic Consultants of Boston, Co-Director of the Vitreoretinal Fellowship at OCB/ Tufts Medical School, and President of the

Center for Eye Research and Education in Boston, Massachusetts. Dr. Heier’s academic appointments include an instructorship in ophthalmology at Tufts University School of Medicine and Harvard University Medical School, both in Boston. Dr. Heier received a medical degree from Boston University School of Medicine in Massachusetts, and subsequently completed a transitional internship, ophthalmic residency, and vitreoretinal fellowship at Fitzsimons Army Medical Center. Additional postgraduate training includes a vitreoretinal fellowship completed at Ophthalmic Consultants of Boston/ Tufts University School of Medicine. Dr. Heier’s research interests are focused on age-related macular degeneration (ARMD), diabetic retinopathy, and innovation in vitreoretinal surgical instrumentation: areas he has pursued as lead or principal investigator in numerous clinical trials.

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

GORDON RUSTIN, M.D. is the Director of Medical Oncology at Mount Vernon Hospital, which is the largest cancer center in the South of England. He has published widely on management of gynecological cancers and germ cell tumors and the use of tumor markers. He has developed response criteria on CA125, which are now increasingly used in Phase II trials of ovarian cancer. He has recently been the principal investigator of two trials of vascular targeting agents, as well as several trials in ovarian cancer. He was awarded an Honorary Professorship by University College London in March 2001.

MARGARET A. TEMPERO, M.D. is Deputy Director of the University of California San Francisco Cancer Center and Professor and Chief of Medical Oncology in the School of Medicine. She is the former President of the American Society of Clinical Oncology (ASCO). She also has served on the Board of ASCO and is on the Board of Scientific Counselors, which is advisory to the intramural programs on the National Cancer Institute. She holds or has held editorial positions on numerous prestigious journals, such as Cancer Research, Journal of Clinical Oncology, Clinical Cancer Research and the American Journal of Medicine. She is also credited with over 100 original articles and book chapters.

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

GLOSSARY OF SCIENTIFIC TERMS

Angiogenesis	The creation of new blood vessels.
Chemotherapy	Treatment with drugs whose aim is the mitigation or cure of diseases, such as cancer.
Choroid	The thin layer of major blood vessels that lies between the retina and sclera in the eye. The choroid supplies the retina with oxygen and nutrients.
DNA	Chemical building blocks of genetic material.
Double-blind study	A study in which neither the investigators assessing the outcome of the trial nor the patients know whether the patient is receiving the drug being investigated or merely a placebo. The outcome can only be determined when the results are decoded.
Endothelial cells	Thin, flat cells that line the interior surface of blood vessels. Their structure and functional integrity is fundamental to maintaining a blood vessel wall.
IND	An “Investigational New Drug” application filed with the United States Food and Drug Administration that permits the administration of compounds to humans in clinical trials.
In vitro experiment	An artificial environment created outside a living organism (e.g., a test tube or culture plate) used in experimental research to study a disease or process.
In vivo experiment	An experiment carried out in living organisms.
Malignant cell	Cancer cell.
Metabolic function	Living process of growth and reproduction.
NDA	A “New Drug Application” filed with the United States Food and Drug Administration, which, if approved, allows a drug to be marketed in the United States.
Necrosis	Cell death by decomposition.
Placebo	A non-active substance given to a group of patients in a clinical trial to duplicate the treatment method, but without the administration of the active drug under investigation.
Radiation	Physical energy that splits molecules and induces DNA damage.
Retina	The light sensitive portion of the back of the eye onto which images are projected
Tubulin	A protein that forms the basic building blocks of microtubules. Microtubules perform many functions inside the cell, including helping to maintain endothelial cell shape.

ITEM 1A.	RISK FACTORS
      Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.
      The Company does not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We have a history of losses and we anticipate that we will continue to incur losses in the future.
      We have experienced net losses every year since our inception and, as of December 31, 2005, had an accumulated deficit of approximately $101,955,000. We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA and OQP technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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
      We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials and we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and corresponding foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

We have licensed in rights to CA4P, OXi4503 and other programs from third parties. If our license agreements terminate, we may lose the licensed rights to our product candidates, including CA4P and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.
      We depend on license agreements with third parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from ASU and the Bristol-Myers Squibb Company for CA4P and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose our rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU and the Bristol-Myers Squibb Company, and Baylor University, we could lose our rights under these agreements. Any such disputes may or may not be resolveable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.
      If we lose our rights under these agreements, we may not be able to conduct any further activities with the product candidate or program that the license covered. If this were to happen, we might not be able to develop our product candidates further, or following regulatory approval, if any, we might be prohibited from marketing or commercializing them. In particular, patents previously licensed to us might after termination be used to stop us from conducting these activities.

We depend, and likely will continue to depend, on third parties for the manufacturing of our products.
      We rely on outside manufacturers for our drug substance and other active ingredients that meet appropriate standards for use in clinical studies of our products. Such third parties may not be able to produce our drug substance or drug product to appropriate standards for use in clinical trials or perform under any definitive manufacturing agreements with us. If we do not maintain important manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before new facilities could be qualified and registered with the FDA and foreign regulatory authorities.
      The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current good manufacturing practices, or cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products after approval.

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

      Under our current operating plan and capital budget, and based on our current cost expectations and levels of operations, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund operations at least through fiscal 2007, including substantial advancement of currently ongoing clinical trials towards FDA approval of CA4P and OXi4503, our lead clinical-stage compounds. We cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained, and if obtained, whether such approval will be conditioned or take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, we cannot guarantee that our current cash, cash equivalents and capital will be sufficient to fund operations for the full time period described above. If our existing funds are not sufficient, we would be required to seek additional funding and/or take other measures to reduce expenses.
      In addition, we will likely have to raise substantial additional funds: if FDA approval is obtained with respect to our CA4P and OXi4503 compounds, to bring such compounds to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to CA4P and OXi4503; to complete the development of any additional products other than the development and FDA approval process related to CA4P and OXi4503; and to bring any other potential product to market. The issuance of additional equity securities by us, if required to support these or any other purposes, would result in dilution to our existing stockholders. Additional financing may not be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, we would be required to delay, scale back or eliminate one or more of our product development programs or seek to obtain funds through arrangements with collaborative partners or others, which arrangements may include a requirement that we relinquish rights to certain of our technologies or products or rights related to our technologies or products that we would not otherwise relinquish. Our failure to obtain funding when and in the amounts needed and/or our acceptance of funding on terms that are not favorable to us or less favorable to us than we would ordinarily desire, would have a material adverse effect on our financial position and results of operations.

Our products are subject to extensive government regulation, which results in uncertainties and delays in the progress of our products through the clinical trial process.
      Our research and development activities, preclinical testing and clinical trials, and the manufacturing and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Preclinical testing and clinical trials and manufacturing and marketing of our products are and will continue to be subject to the rigorous testing and approval processes of the FDA and other corresponding foreign regulatory authorities. Clinical testing and the regulatory review process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. Even after such time and expenditures, regulatory approval may not be obtained for any potential products developed by us, and a potential product, if approved in one country, may not be approved in other countries. Moreover, even if regulatory approval of a potential product is granted, such approval may impose significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems, such as undiscovered side effects, or manufacturing problems, may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Moreover, continued cost control initiatives by third party health care payers, including government programs such as Medicare may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on us.

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.
      Upon the marketing approval of any one or more of our products, if at all, sales of our products will depend significantly on the extent to which reimbursement for our products and related treatments will be available from government health programs, private health insurers and other third party payers. Third party payers and governmental health programs are increasingly attempting to limit and/or regulate the price of medical products and services. The Medicare Prescription Drug Improvement and Modernization Act, as well as other changes in governmental or in private third-party payers’ reimbursement policies may reduce or eliminate any currently expected reimbursement. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

Our industry is highly competitive, and our products may become technologically obsolete.
      We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of at least one other company that currently has a clinical-stage VDA for use in an oncology indication. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing technologies and products that are more effective and/or cost competitive than those being developed by us, or that would render our technology and products less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

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
      Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of December 31, 2005, we were the sole assignee or co-assignee of eleven (11) granted United States patents, seventeen (17) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.
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

Our restated certificate of incorporation, our shareholder rights agreement and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.
      Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or the best interests of OXiGENE. Further, the rights issued under the shareholders rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      The Company’s corporate headquarters is located in Waltham, Massachusetts where it leases a total of approximately 10,000 square feet of office space. The base term of the lease at the Waltham facility is five years and nine months, commencing on September 1, 2003 and expiring in May 2009. The Company continues to pay rent on its former headquarters location in Watertown, Massachusetts which it sublets. The primary lease on the Watertown facility expires in November 2010. The base term of the sublease on the Watertown facility expires in August 2008 and contains an option to extend the sublease for two years and two months from the expiration of the base term. The Company expects that either the current subtenant will exercise its option to extend the sublease or it will be able to find another suitable subtenant for the space for the remainder of the lease term. In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, United Kingdom. The lease is a month to month lease. The Oxford facility will primarily house research and development personnel. The Company does not own or lease any laboratories or other research and development facilities.

ITEM 3.	LEGAL PROCEEDINGS
      The Company is not a party to any material suits or claims pending in any court or, to the best of the Company’s knowledge, threatened against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Fiscal Year 2005		Fiscal Year 2004

	High	Low	High	Low

First Quarter	$6.12	$4.02	$11.34	$8.05
Second Quarter	5.22	3.63	9.49	6.02
Third Quarter	5.66	4.33	7.25	4.20
Fourth Quarter	$5.78	$3.89	$6.50	$5.21
      On February 17, 2006, the closing price of the Company’s Common Stock on the Nasdaq National Market was $4.00 per share.
      As of February 17, 2006, there were approximately 90 stockholders of record of the 28,037,737 outstanding shares of the Company’s Common Stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2005 Annual Meeting of Stockholders, that there are approximately 17,000 beneficial owners of its Common Stock.
      The Company has not declared or paid any cash dividends on its Common Stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM 6.	SELECTED FINANCIAL DATA
SUMMARY FINANCIAL INFORMATION
      The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2005. The selected financial data for each of the five years in the period ended December 31, 2005 has been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
License revenue	$8,953	$—	$30	$7	$1
Operating costs and expenses:
Costs related to license revenue	1,508	—	—	—	—
Research and development	6,430	5,201	4,036	5,947	7,098
General and administrative	5,447	7,438	5,282	4,540	5,951

Total operating costs and expenses	13,385	12,639	9,318	10,487	13,049

Operating loss	(4,432)	(12,639)	(9,288)	(10,480)	(13,048)
Investment income	907	335	321	470	1,135
Interest expense	(61)	(53)	(36)	—	—
Other income (expense), net	(553)	1,344	635	(14)	4

Net loss	$(4,139)	$(11,013)	$(8,368)	$(10,024)	$(11,909)

Basic and diluted net loss per common share	$(0.37)	$(0.88)	$(0.63)	$(0.61)	$(0.61)
Weighted average number of common shares outstanding	11,282	12,514	13,184	16,560	19,664

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(Amounts in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale securities	$19,030	$11,830	$18,572	$30,502	$58,855
Working capital	16,309	8,446	15,250	21,457	52,221
Total assets	22,153	13,598	20,205	31,757	60,268
Total liabilities	3,634	3,578	3,735	2,622	3,734
Accumulated deficit	(60,641)	(71,654)	(80,022)	(90,046)	(101,955)
Total stockholders’ equity	$18,519	$10,020	$16,470	$29,135	$56,534
      Certain amounts have been reclassified to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
      We are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we have two lead therapeutic product candidates in various stages of clinical development as well as additional compounds that we are evaluating in preclinical studies. Our lead clinical compound is CA4P, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications.
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

Our Development Programs and Product Candidates
      Our primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (Combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. We have developed two distinct technologies that are based on Combretastatins. We refer to the first technology as vascular disrupting agents, or VDAs. We are currently developing VDAs for indications in both oncology and ophthalmology. We refer to the second technology as ortho-quinone prodrugs, or OQPs. We are currently developing OQPs for indications in oncology.
      Our preclinical studies have shown that VDAs rapidly reduce blood flow within the tumor, thereby causing rapid and extensive tumor cell death. Moreover, because VDAs affect the central regions of the tumor, they may have the potential to enhance the effectiveness of currently available cancer therapies. Our most advanced VDA is CA4P, which is being evaluated in multiple ongoing clinical trials in both oncology and ophthalmology, both as a single-agent and in combination with other therapies, including chemotherapy, radiotherapy, antibody therapy and anti-VEGF therapy.
      Six clinical trials evaluating CA4P for the treatment of advanced solid tumor cancers have been completed and more than 250 patients have been dosed with CA4P, either as a monotherapy or in combination with other cancer-fighting treatments. Currently, CA4P is being studied in nine clinical trials in oncology that are open or will soon be open for patient enrollment and one clinical trial in ophthalmology.
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
      Over the last several months, we have either initiated or received clearance to initiate later-stage clinical trials in oncology with our lead product candidate CA4P. These later-stage trials will require significantly larger financial expenditures than the Company has incurred over the last several years as they are larger in scope due to higher numbers of patients anticipated to be enrolled and sites at which the potential product candidate is being evaluated. Our future financial requirements include resources for additional staff to manage the broader scope of these later-stage trials, increased costs for specialty clinical management organizations, higher quantities of clinical study materials, additional pre-clinical support costs and higher general and administrative support costs.

Financial Resources
      We have generated a cumulative net loss of approximately $101,955,000 for the period from our inception through December 31, 2005. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income.
      As of December 31, 2005, we had approximately $58,855,000 in cash, cash equivalents and marketable securities. We primarily invest in commercial paper, money market funds, investment-grade corporate bonds, U.S. government agency and debt securities, asset backed securities and certificates of deposit. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. As of December 31, 2005, the weighted average days to maturity of our available-for-sales marketable securities was approximately 100 days, and the yield to maturity based on the cost of those investments was approximately 4%. We expect that income from these investments may increase in fiscal 2006 as compared to fiscal 2005 due to an expected higher average balance of invested funds.
      We have completed four financings over the past three years:

•	In June 2003, we completed a private placement with three large institutional investors. We received approximately $13,898,000 in net proceeds after deducting costs and expenses. The investors purchased 1,500,000 shares of our Common Stock at $10 per share and were issued two-year warrants to purchase up to an aggregate of 375,000 shares of our Common Stock at $15 per share, which expired in 2005.

•	In January 2004, we received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of our Common Stock and net proceeds of approximately $22,359,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing us to sell up to $50,000,000 of our Common Stock, debt securities and/or warrants to purchase our securities.

•	In March 2005, we received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of our Common Stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to the shelf registration statement referred to above.

•	In December 2005, we received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of our Common Stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in September 2005, allowing us to sell up to $75,000,000 of our Common Stock, debt securities and/or warrants to purchase our securities.

      The actual and planned uses of proceeds from all of the above financings include the continued development of our two lead compounds, CA4P and OXi4503, in oncology and ophthalmology.
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

Available-for-Sale Securities
      We view our marketable securities as available for use in our current operations, and accordingly designate our marketable securities as available-for-sale . Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. We review the status of the unrealized gains and losses of our available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to management’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months are classified as long term assets.

Accrued Research and Development
      We charge all research and development expenses, both internal and external costs, to operations as incurred. Currently, greater than 50% of our research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of our potential product candidates. We recognize expense associated with these arrangements based on the completion of activities as specified in the contract. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patients-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, we take into consideration a number of factors, including estimates and input provided by our internal program managers. Upon termination of such contracts, we are normally only liable for costs incurred or committed to date. As a result, accrued research and development expenses represent our estimated contractual liability to outside service providers at any of the relevant times.

Impairment of Long-lived Assets
      On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We update our analysis and review this asset for impairment on a regular basis or if indicators of impairment are present using an undiscounted net cash flows approach, in accordance with the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). This analysis includes a number of significant estimates and assessments, including the likelihood of clinical trial success, primary and secondary market opportunities, competition, pricing, and potential partnership options at different phases of development. SFAS 144 requires that if the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. To date we have not recorded any impairments in this recorded asset since its initial capitalization.

Stock-Based Compensation
      We account for employee stock awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock awards. Accordingly, no compensation expense is recognized if the exercise price of our stock options is equal to the market price of the underlying stock on the date of grant. We have adopted the provisions of SFAS 123 for disclosure of these awards on a pro forma basis only. The fair value for these awards was estimated at the date of grant using the Black-Scholes option-pricing model.
      We account for options issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public companies (excluding small business issuer as defined in SEC Regulations) at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we have adopted the provisions of SFAS 123R effective January 1, 2006.

      SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, and a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have elected to adopt SFAS 123(R) using the modified prospective method.
      We adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. As permitted by SFAS No. 123, we historically accounted for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are still in the process of evaluating the impact of SFAS 123R and have not yet quantified the expense impact of this accounting pronouncement on future periods because it will depend on the level of share-based payments granted in the future. However, based on the amount of unrecognized compensation expense at December 31, 2005 related to share based awards in prior periods, we estimate that the annual stock based compensation expense, as a result of the adoption of SFAS 123R, will be approximately $1.0 million to $1.2 million. The amount of actual stock based compensation expense upon adoption of SFAS 123R could differ significantly from this estimate.
RESULTS OF OPERATIONS

Years ended December 31, 2005 and 2004

Revenues
      We recognized licensing revenue of approximately $1,000 and $7,000 during the fiscal years ended December 31, 2005 and 2004, respectively. These amounts were received in connection with the license of our nutritional and diagnostic technology. Future revenues, if any, from this license agreement are expected to be minimal.
      Our future revenues are dependent upon our ability to establish collaborations and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue in fiscal 2006 unless and until we enter into new collaborations providing for funding whether through the payment of licensing fees, up-front payments or otherwise.

Costs and Expenses
      Total costs and expenses for the fiscal years ended December 31, 2005 and 2004 amounted to approximately $13,049,000 and approximately $10,487,000, respectively. The increase of $2,562,000, or 24%, in fiscal 2005 is attributable to increases in research and development expenses of $1,151,000 and general and administrative expenses of $1,411,000.
      Research and development expenses increased to approximately $7,098,000 during fiscal 2005 from approximately $5,947,000 for the comparable 2004 period. The increase of approximately $1,151,000, or 19%, was primarily attributable to higher employee compensation and related costs of $1,162,000 and higher outside contractor development costs of $73,000, offset in part by lower professional advisory expenses of $140,000. During 2005, we increased our internal research and development staff to prepare for increased clinical and development support activities. We expect to continue that trend in 2006 as we further the development of our two lead compounds in several clinical trials, as well as to hire staff in the development support functions. In addition, we expect to incur significant increases in outside contractor costs as we initiate later-stage clinical trials.

      General and administrative expenses for the year ended December 31, 2005 increased to approximately $5,951,000 from approximately $4,540,000 for fiscal 2004, or by 31%. There were several factors contributing to this increase. The more significant factors include higher professional advisory and service costs of $745,000, higher facility related costs of $322,000 and higher employee compensation and related costs of $305,000. In 2005, we have incurred increased costs to attract and retain key members of the Board of Directors, as well as costs to prepare for and manage activities for both current and expected future development programs. In addition, we incurred a charge of approximately $247,000 in connection with the modification of our lease at our Waltham, Massachusetts headquarters. Moreover, in 2005 we continued to add administrative staff to support the activities and management of our ongoing development programs. We anticipate that general and administrative expenses will increase at an appropriate rate to manage expected increases in development programs and increased corporate regulatory compliance requirements.

Other Income and Expenses
      Investment income increased by approximately $665,000 in fiscal 2005, or 141%, compared to fiscal 2004, primarily due to higher average interest rates and returns on investments and, to a lesser extent, higher average cash, cash equivalents and available-for-sale marketable securities balances during the respective periods.

Tax Matters
      As of December 31, 2005, the Company had net operating loss carry forwards of approximately $98,000,000 for U.S. income tax purposes, which expire through 2025. Due to the degree of uncertainty related to the ultimate use of these loss carry forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the loss carry forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance decreased by approximately $6,207,000 for the year ended December 31, 2004 due to the exclusion of foreign net operating loss carryforwards, which are not available due to the liquidation of OXiGENE Europe AB. The valuation increased approximately $4,843,000 for the year ended December 31, 2005, due primarily to the change in net operating loss carryforwards.

Years ended December 31, 2004 and 2003

Revenues
      We recognized licensing revenue of approximately $7,000 and $30,000 during the fiscal years ended December 31, 2004 and 2003, respectively. These amounts were received in connection with the license of our nutritional and diagnostic technology. Future revenues, if any, from this license agreement are expected to be minimal.

Costs and Expenses
      Total costs and expenses for the fiscal years ended December 31, 2004 and 2003 amounted to approximately $10,487,000 and approximately $9,318,000, respectively. The increase of $1,169,000, or 13%, is primarily attributable to increases in research and development expenses of $1,911,000, offset by reduced general and administrative expenses of $742,000.
      Research and development expenses increased to approximately $5,947,000 during fiscal 2004 from approximately $4,036,000 for the comparable 2003 period. The increase of approximately $1,911,000, or 47%, was primarily attributable to increased preclinical study and manufacturing development costs to support anticipated additional clinical trial programs in our two lead potential product candidates, CA4P and OXi4503. The increases included higher costs for regulatory and clinical testing activities contracted out to third-party specialty organizations and salaries and related costs for additional employees to manage these increased activities.
      General and administrative expenses for the year ended December 31, 2004 decreased to approximately $4,540,000 from approximately $5,282,000 for 2003, or 14%. There were several factors contributing to this decrease. The more significant factors include decreases in rent expense of approximately $682,000 and depreciation of approximately $450,000. These decreases were offset by increases in professional service costs of approximately $451,000. The decreases in both rent and depreciation expense are attributable to relocating the Company’s headquarters from Watertown, Massachusetts to Waltham, Massachusetts in 2003. This move resulted in one-time charges related to the difference between future rent obligations on and sublease income expected from the Watertown property over a five year period, as well as the acceleration of depreciation of the property abandoned at the Watertown facility.

Other Income and Expenses
      Investment income increased by approximately $149,000 in 2004, or 46%, compared to 2003, primarily due to higher average cash, cash equivalents and marketable securities balances, offset by lower average interest rates and returns on investments, during the respective periods.
      Other income was approximately $635,000 in fiscal 2003. The other income amount in fiscal 2003 is primarily attributable to the recognition of $600,000 of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of the Company’s Swedish subsidiary, OXiGENE AB, in 2003.
LIQUIDITY AND CAPITAL RESOURCES
      To date, we have financed our operations principally through net proceeds received from private and public equity financing. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2005, we had an accumulated deficit of approximately $101,955,000. We expect to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing clinical trials and anticipated research and development activities. We had cash, cash equivalents and available-for-sale securities of approximately $58,855,000 at December 31, 2005.
      In fiscal 2005, we experienced an increase in cash and cash equivalents of $16,356,000. The increase in cash and cash equivalents is due to cash provided by financing activities of $38,991,000, offset in part by cash used in investing activities of $12,137,000 and cash used in operating activities of $10,498,000.
      The net cash provided by financing activities of $38,991,000 is attributable to proceeds from the issuance of Common Stock of $38,934,000 and proceeds from the receipt of payments on outstanding notes receivable of $57,000. Of the proceeds attributable to the issuance of Common Stock, $38,924,000 is attributable to proceeds from the sale of 10,811,117 shares of Common Stock in two offerings, both pursuant to shelf registration statements on Form S-3 filed with the Securities and Exchange Commission, and $10,000 is attributable to proceeds from the exercise of stock options. We have been using the proceeds of our Common Stock offerings to continue the development of our lead product candidates in both oncology and ophthalmology.
      The net cash used in investing activities of $12,137,000 is primarily attributable to the purchase of available-for-sale securities of $33,392,000 and, to a lesser extent, the purchase of furniture and equipment of $112,000 and an increase in deposits of $37,000, offset by proceeds from the sale of available-for-sale securities of $21,404,000.
      Cash used in operating activities of $10,498,000 is primarily attributable to the net loss of $11,909,000 and an increase in prepaid expenses of $151,000, offset by an increase in accounts payable, accrued expenses and other payables balances of $1,112,000 and non-cash charges totaling $450,000 of which compensation related to stock awards in 2005 totaled $308,000.
      We anticipate that our cash, cash equivalents and available-for-sale marketable securities, will be sufficient to satisfy the Company’s projected cash requirements at least through the end of fiscal 2007. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
      If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all.

Contractual Obligations
      The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2005:

		Payments Due by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(All amounts in thousands)
Preclinical, chemistry and manufacturing and clinical development commitments	5,080	4,539	522	19	—
Operating leases	2,516	583	1,195	738	—

Total contractual cash obligations	$7,596	$5,122	$1,717	$757	—
      Payments under the preclinical, chemistry and manufacturing and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements. In addition, not included in operating leases above, is sublease income which totals approximately $210,000, $211,000 and $143,000 for fiscal 2006, 2007 and 2008, respectively.
      Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2005, we have paid a total of $2,200,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $500,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      At December 31, 2005, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy, the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the U.S., we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      See Item 15 for a list of OXiGENE’s Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures
      The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
      There were no changes in the our internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the fourth quarter of our fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, below.

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
OXiGENE, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OXiGENE, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OXiGENE, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that OXiGENE, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OXiGENE, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of OXiGENE, Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
      The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements
      See financial statements listed in the accompanying “Index to Consolidated Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules
      None.

(3) Exhibits
      The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated By-Laws of the Registrant.%

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005.!

4.1	Specimen Common Stock Certificate.*

4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&

10.1	OXiGENE 1996 Stock Incentive Plan, as amended.†@

10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***

10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.4	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.††

10.6	Employment Agreement between Registrant and Joel Citron dated as of January 2, 2002.†††#@

10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.†††##

10.8	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll.#@

10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.10	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.12	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.13	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.14	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#

10.15	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&

10.16	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&

10.17	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&

10.18	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&

10.19	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&

10.20	License Agreement by and between Active and the Company dated April 23, 2002.&

10.21	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&

Exhibit
Number	Description

10.22	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Söderberg.&&&&

10.23	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&

10.24	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@

10.25	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%

10.26	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%

10.27	Stockholder Rights Agreement.!!

10.28	OXiGENE 2005 Stock Plan.!!!

10.29	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.

10.30	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.

10.31	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.

10.32	Description of Director Compensation Arrangement.!!!!

10.33	Description of Named Executive Officers Compensation Arrangements.!!!!

10.34	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!

14	Corporate Code of Conduct and Ethics.####

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

†††	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel-Tomas Citron Joel-Tomas Citron	Chairman of the Board and Director	March 14, 2006

/s/ David Chaplin David Chaplin	Chief Scientific Officer and Head of Research and Development, Executive Vice Chairman of the Board and Director	March 14, 2006

/s/ Frederick W. Driscoll Frederick W. Driscoll	President, Chief Executive Officer and Director (Principal executive officer)	March 14, 2006

/s/ James B. Murphy James B. Murphy	Chief Financial Officer (Principal financial officer)	March 14, 2006

/s/ Richard Chin Richard Chin	Director	March 14, 2006

/s/ Arthur B. Laffer Arthur B. Laffer	Director	March 14, 2006

/s/ William N. Shiebler William N. Shiebler	Director	March 14, 2006

/s/ Per-Olof Söderberg Per-Olof Söderberg	Director	March 14, 2006

/s/ J. Richard Zecher J. Richard Zecher	Director	March 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated By-Laws of the Registrant.%

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005.!

4.1	Specimen Common Stock Certificate*

4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&

10.1	OXiGENE 1996 Stock Incentive Plan, as amended.†@

10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***

10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.4	Office Lease, dated February 28, 2000, between Registrant and Charles River Business Center Associates, L.L.C.###

10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.††

10.6	Employment Agreement between Registrant and Joel Citron dated as of January 2, 2002.†††#@

10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.†††##

10.8	Employment Agreement, dated as of October 23, 2000, between Registrant and Frederick W. Driscoll.#@

10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@

10.10	Employment Agreement, dated as of April 1, 2001, between Registrant and Dr. David Chaplin.#@

10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Dr. David Chaplin.#

10.12	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between Registrant and Frederick W. Driscoll.#

10.13	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#

10.14	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#

10.15	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&

10.16	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&

10.17	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&

10.18	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&

10.19	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&

10.20	License Agreement by and between Active and the Company dated April 23, 2002.&

10.21	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&

Exhibit
Number	Description

10.22	Stock Pledge and Loan Agreement, dated as of November 13, 2000, between Registrant and Per-Olof Söderberg.&&&&

10.23	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&

10.24	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@

10.25	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%

10.26	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%

10.27	Stockholder Rights Agreement.!!

10.28	OXiGENE 2005 Stock Plan.!!!

10.29	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.

10.30	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.

10.31	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.

10.32	Description of Director Compensation Arrangement.!!!!

10.33	Description of Named Executive Officers Compensation Arrangements.!!!!

10.34	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!

14	Corporate Code of Conduct and Ethics.####

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

†††	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.

Form 10-K Item 15(a)(1)
OXiGENE, Inc.
Index to Consolidated Financial Statements
      The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OXiGENE, Inc.
      We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OXiGENE, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2006

OXiGENE, Inc.
Consolidated Balance Sheets

	Year Ended December 31,

	2004	2005

	(Amounts in thousands,
	except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,988	$32,344
Available-for-sale securities	7,986	23,355
Prepaid expenses	59	81
Other assets	46	175

Total current assets	24,079	55,955
Furniture and fixtures, equipment and leasehold improvements	955	1,054
Accumulated depreciation	(888)	(919)

	67	135
Available-for-sale securities — long term	6,528	3,156
License agreements, net of accumulated amortization of $528 and $626 at December 31, 2004 and 2005, respectively	971	873
Deposits	112	149

Total assets	$31,757	$60,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$494	$693
Accrued research and development	1,263	1,719
Accrued other	865	1,322

Total current liabilities	2,622	3,734

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $.01 par value, 100,000 shares authorized; 16,714 shares in 2004 and 28,037 shares in 2005, issued and outstanding	167	280
Additional paid-in capital	119,527	160,885
Accumulated deficit	(90,046)	(101,955)
Accumulated other comprehensive loss	(94)	(85)
Notes receivable	(384)	(187)
Deferred compensation	(35)	(2,404)

Total stockholders’ equity	29,135	56,534

Total liabilities and stockholders’ equity	$31,757	$60,268

See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2003	2004	2005

	(All amounts in thousands,
	except per share amounts)
License revenue	$30	$7	$1
Operating costs and expenses:
Research and development	4,036	5,947	7,098
General and administrative	5,282	4,540	5,951

Total operating costs and expenses	9,318	10,487	13,049

Operating loss	(9,288)	(10,480)	(13,048)
Investment income	321	470	1,135
Interest expense	(36)	—	—
Other (expense) income, net	635	(14)	4

Net loss	$(8,368)	$(10,024)	$(11,909)

Basic and diluted net loss per common share	$(0.63)	$(0.61)	$(0.61)
Weighted-average number of common shares outstanding	13,184	16,560	19,664
See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated
	$.01 Par Value		Additional		Other			Total
			Paid-in	Accumulated	Comprehensive	Notes	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Receivable	Compensation	Equity

	(All amounts in thousands)
Balance at December 31, 2002	12,677	$127	$83,465	$(71,654)	$637	$(2,187)	$(368)	$10,020

Unrealized loss from available-for-sale securities	—	—	—	—	(169)	—	—	(169)
Foreign currency translation adjustment	—	—	—	—	(600)	—	—	(600)
Net loss	—	—	—	(8,368)	—	—	—	(8,368)

Comprehensive loss	—	—	—	—	—	—	—	(9,137)
Issuance of common stock in connection with private financing, net of expenses of $1,102	1,500	15	13,883	—	—	—	—	13,898
Issuance of common stock upon exercise of options	110	1	499	—	—	—	—	500
Compensation related to restricted stock, options and stock appreciation rights	5	—	229	—	—	—	391	620
Payment of notes receivable	—	—	—	—	—	569	—	569
Interest on notes receivable	—	—	102	—	—	(102)	—	—
Cancellation of notes receivable	(298)	(3)	(755)	—	—	758	—	—
Options issued for services provided by non-employees	—	—	251	—	—	—	(251)	—

Balance at December 31, 2003	13,994	140	97,674	(80,022)	(132)	(962)	(228)	16,470

Unrealized gain from available-for-sale securities	—	—	—	—	38	—	—	38
Net loss	—	—	—	(10,024)	—	—	—	(10,024)

Comprehensive loss	—	—	—	—	—	—	—	(9,986)
Issuance of common stock in connection with private financing, net of expenses of $1,837	2,756	27	22,332	—	—	—	—	22,359
Issuance of common stock upon exercise of options	20	—	52	—	—	—	—	52
Compensation related to restricted stock	(9)	—	(26)	—	—	—	156	130
Payment of notes receivable	—	—	—	—	—	82	—	82
Interest on notes receivable	—	—	21	—	—	(21)	—	—
Cancellation of notes receivable	(47)	—	(517)	—	—	517	—	—
Options issued for services provided by non-employees	—	—	(9)	—	—	—	37	28

Balance at December 31, 2004	16,714	167	119,527	(90,046)	(94)	(384)	(35)	29,135

Unrealized gain from available-for-sale securities	—	—	—	—	9	—	—	9
Net loss	—	—	—	(11,909)	—	—	—	(11,909)

Comprehensive loss	—	—	—	—	—	—	—	(11,900)
Issuance of common stock in connection with equity financings, net of expenses of $3,372	10,811	108	38,816	—	—	—	—	38,924
Issuance of common stock upon exercise of options	3	—	10	—	—	—	—	10
Issuance of restricted stock	520	5	2,691	—	—	—	(2,696)	—
Compensation related to restricted stock	—	—	—	—	—	—	303	303
Payment of notes receivable	—	—	—	—	—	57	—	57
Interest on notes receivable	—	—	11	—	—	(11)	—	—
Cancellation of notes receivable	(11)	—	(151)	—	—	151	—	—
Options issued for services provided by non-employees	—	—	(19)	—	—	—	24	5

Balance at December 31, 2005	28,037	$280	$160,885	$(101,955)	$(85)	$(187)	$(2,404)	$56,534

See accompanying notes.

OXiGENE, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2004	2005

	(Amounts in thousands)
Operating activities:
Net loss	$(8,368)	$(10,024)	$(11,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation gain	(635)	—	—
Depreciation	478	27	44
Amortization of license agreements	98	98	98
Compensation expense related to issuance of warrants, options, stock appreciation rights and restricted stock	620	158	308
Changes in operating assets and liabilities:
Restricted cash	(364)	364	—
Prepaid expenses and other current assets	(7)	(56)	(151)
Accounts payable, accrued expenses and other payables	427	(958)	1,112

Net cash used in operating activities	(7,751)	(10,391)	(10,498)
Investing activities:
Purchase of available-for-sale securities	(10,584)	(9,777)	(33,392)
Proceeds from sale of available-for-sale securities	798	12,995	21,404
Amount paid for license agreements	(290)	(155)	—
Purchase of furniture, fixtures and equipment	(35)	(50)	(112)
Deposits	(33)	(5)	(37)

Net cash provided by (used in) investing activities	(10,144)	3,008	(12,137)
Financing activities:
Proceeds from issuance of common stock	14,398	22,411	38,934
Payment of notes receivable and related interest	569	82	57

Net cash provided by financing activities	14,967	22,493	38,991
Effect of exchange rate changes on cash	54	—	—

Increase (Decrease) in cash and cash equivalents	(2,874)	15,110	16,356
Cash and cash equivalents at beginning of year	3,752	878	15,988
Cash and cash equivalents at end of year	$878	$15,988	$32,344

Supplemental Disclosure
Interest paid	$30	—	—
See accompanying notes.

OXiGENE, INC.
Notes to Consolidated Financial Statements
December 31, 2005

1.	Description of Business and Significant Accounting Policies

Description of Business
      OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. The Company’s focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, the Company does not have any products available for sale, however it has two therapeutic product candidates in various stages of clinical and preclinical development, as well as a pipeline of additional product candidates currently in research and development.
      OXiGENE’s primary drug development programs are based on a series of natural products called Combretastatins. The Company has developed two distinct technologies that are based on Combretastatins. It refers to the first technology as vascular disrupting agents, or VDAs. The Company is currently developing VDAs for indications in both oncology and ophthalmology. OXiGENE refers to the second technology as ortho-quinone prodrugs, or OQPs. The Company is currently developing OQPs for indications in oncology. OXiGENE’s most advanced clinical compound is CA4P, a VDA, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications. The Company conducts scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third party, specialty organizations.

Basis of Presentation
      The financial statements include the accounts of the Company and its wholly-owned subsidiary in Sweden, OXiGENE Europe AB, prior to its liquidation on December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.
      Certain amounts have been reclassified for the periods ended December 31, 2003 and December 31, 2004 to conform to the current year presentation.

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

Concentration of Credit Risk
      The Company has no significant off balance sheet concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of the cash and cash equivalents and short-term and long-term investments. The Company places its cash, cash equivalents and short-term and long-term investments with high credit quality financial institutions.

Cash and Cash Equivalents
      The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

Available-for-Sale Securities
      In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, U.S. government agency and debt securities, asset backed securities and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months are classified as long term assets
      The Company’s investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category.
      The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	December 31, 2005

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Current
Government bonds and notes
Maturing in less than 2 years	$3,782	$—	$(1)	$3,781
Corporate bonds
Maturing in less than 2 years	4,806	—	(28)	4,778
Maturing in 2 to 4 years	1,203	—	—	1,203

Subtotal corporate bonds	6,009	—	(28)	5,981
Commercial Paper	9,334	—	(1)	9,333
Asset backed securities	3,268	—	(8)	3,260
Certificates of deposit	1,000	—	—	1,000

Subtotal current available-for-sale securities	23,393	—	(38)	23,355
Long Term
Government bonds and notes
Maturing in less than 2 years	1,500	—	(28)	1,472
Corporate bonds
Maturing in less than 2 years	1,703	—	(19)	1,684

Subtotal long term available-for-sale securities	3,203	—	(47)	3,156

Total available-for-sale securities	$26,596	$—	$(85)	$26,511

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Current
Government bonds and notes
Maturing in less than 2 years	$752	$—	$(8)	$744
Corporate bonds
Maturing in less than 2 years	950	2	(6)	946
Certificates of deposit	2,052	—	(9)	2,043
Fixed income mutual funds	4,253	—	—	4,253

Subtotal current available-for-sale securities	8,007	2	(23)	7,986
Long Term
Government bonds and notes
Maturing in 2 to 4 years	1,500	—	(3)	1,497
Maturing in greater than 4 years	1,000	—	—	1,000

Subtotal government bonds	2,500	—	(3)	2,497
Corporate bonds
Maturing in less than 2 years	1,751	—	(24)	1,727
Maturing in 2 to 4 years	1,741	—	(35)	1,706

Subtotal corporate bonds	3,492	—	(59)	3,433
Certificates of deposit	609	—	(11)	598

Subtotal long term available-for-sale securities	6,601	—	(73)	6,528

Total available-for-sale securities	$14,608	$2	$(96)	$14,514

      At December 31, 2005, the Company determined that one note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $40,000 and reduced the value to their fair values as of that date. As of December 31, 2005, most of the Company’s remaining available-for-sale securities are in an unrealized loss position, primarily attributable to increases in short to medium term interest rates over the course of 2005. The Company has determined that these unrealized losses are temporary, after taking into consideration its current cash and cash equivalent balances and its expected cash requirements over the next two years. For the period ended December 31, 2004, the Company recorded an other-than-temporay impairment charge of approximately $47,000. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to management’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long term assets.

Accrued Research and Development
      The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of our potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patients-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred or committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any of the relevant times.

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

License Agreement
      The present value of the amount payable under the license agreement with Arizona State University (see Note 6) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense of approximately $98,000 per year, or $490,000 over the five-year period, related to this license agreement. The difference between amounts actually paid and the carrying value was charged to interest expense in the accompanying consolidated statements of operations. Under SFAS 144, Company management has conducted an impairment analysis of its long-lived assets and has concluded that no fair value adjustment was necessary for the year ended December 31, 2005. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The Company expenses these payments to research and development in the period in which the milestones are met.

Depreciation
      Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The Company had approximately $67,000 and $135,000 in net leasehold improvements, equipment and furniture and fixtures at December 31, 2004 and 2005, respectively.

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

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
unrecognized foreign currency translation gain in connection with the completion of the liquidation of this subsidiary.

Net Loss Per Share
      Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All options and unvested restricted common shares issued by the Company were anti-dilutive due to the Company’s net loss for all periods presented and, accordingly, excluded from the calculation of weighted-average shares. Common stock equivalents of 1,907,000, 2,119,000 and 2,342,000 at December 31, 2003, 2004 and 2005, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

Stock-Based Compensation
      The Company accounts for stock awards granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options.
      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock awards under the fair value method of SFAS 123. The fair value for these stock awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2004 and 2005:

Weighted Average Assumptions	2003	2004	2005

Risk-free interest rate	3.16%	2.57%	4.19%
Expected life	4 years	4 years	4 years
Expected volatility	95%	118%	133%
Dividend yield	0.00%	0.00%	0.00%
      The weighted average fair values of the options granted based on the assumptions outlined in the table above were $4.06, $4.84 and $5.92 for the fiscal years 2005, 2004 and 2003, respectively.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting period of the awards. The Company’s pro forma information follows: (Amounts in thousands, except per share amounts)

	Year Ended December 31,

	2003	2004	2005

Net loss as reported	$(8,368)	$(10,024)	$(11,909)
Deduct: Stock-based employee compensation expense included in reported net loss	112	129	303
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(909)	(2,250)	(1,814)

Pro forma net loss	$(9,165)	$(12,145)	$(13,420)

Basic and diluted net loss per share:
As reported	$(0.63)	$(0.61)	$(0.61)
Pro forma	$(0.70)	$(0.73)	$(0.68)
      The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services.” Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.
      In 2003, 2004 and 2005, the Company recorded stock-based compensation expense of approximately $178,000, $28,000 and $5,000, respectively, in connection with options issued to non-employees.

Comprehensive Income (Loss)
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive loss consists of unrealized loss on available-for-sale securities of $94,000 and $85,000 at December 31, 2004 and 2005, respectively.

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
      Currently, the Company does not have any products available for sale. The only source of potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services. License revenue of

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
$7,000 and $1,000 was recognized during the years ended December 31, 2004 and 2005, respectively, in connection with this license arrangement.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public companies (excluding small business issuer as defined in SEC Regulations) at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, the Company has adopted the provisions of SFAS 123R effective January 1, 2006.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS(R) that remain unvested on the effective date, and a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123(R) using modified prospective method.
      The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The Company is still in the process of evaluating the impact of SFAS 123R and has not yet quantified the expense impact of this accounting pronouncement on future periods because it will depend on the level of share-based payments granted in the future. However, based on the amount of unrecognized compensation expense at December 31, 2005 related to share based awards in prior periods, we estimate that the annual stock based compensation expense, as a result of the adoption of SFAS 123R, will be approximately $1.0 million to $1.2 million. The amount of actual stock based compensation expense upon adoption of SFAS 123R could differ significantly from this estimate.
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

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

2.	Foreign Operations
      At December 31, 2003, the Company completed the liquidation of its foreign subsidiary OXiGENE Europe AB. Summary financial information for assets and liabilities at December 31, 2003, and expenses and net loss for the year then ended related to foreign operations are as follows: (Amounts in thousands)

December 31, 2003

Assets	$—
Liabilities	—
Expenses	136
Net (loss) income	$(165)
      Foreign exchange gains for the year ended December 31, 2003 were not significant. In 2003, the Company recognized other income of approximately $635,000 attributable to the recognition of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of this subsidiary.

3.	Related Party Transactions
      At December 31, 2005, the Company had approximately $187,000 in an outstanding note receivable from a director, in connection with a stock option award, which is included as a component of stockholders’ equity in the accompanying consolidated balance sheets.
      In July 2003, the Company completed a settlement agreement with a former member of the Board of Directors for payment of outstanding legal services rendered for a total of $100,000 in cash.

4.	Stockholders’ Equity
      In June 2003, the Company completed a private placement with three large institutional investors. The investors purchased 1,500,000 shares of the Company’s Common Stock at $10 per share and were issued two-year warrants to purchase up to an aggregate of 375,000 shares of the Company’s Common Stock at $15 per share. These warrants were valued at approximately $1,385,000 using the Black-Scholes option-pricing model and expired in 2005. The Company received approximately $13,898,000 after deducting costs and expenses of approximately $1,102,000. In addition to the cash offering costs of $1,102,000, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock at $12 per share. The warrants issued to the placement agent were valued at approximately $2,104,000 using the Black-Scholes option-pricing model.
      In January 2004, the Company received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of its Common Stock and net proceeds of approximately $22,359,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities.
      In March 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its Common Stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
      In December 2005, the Company received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of its Common Stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in September 2005, allowing it to sell up to $75,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaced the shelf registration statement filed in October 2003.
      The Company plans to use the proceeds from all of the above financings to continue development of its two lead compounds, Combretastatin A4P (CA4P) and OXi4503, in oncology and ophthalmology.

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
      In January 2002, under a Restricted Stock Program adopted in 2002, 208,541 shares of restricted Common Stock were issued to employees and consultants in connection with an offer to cancel options with exercise prices significantly above the market value of the Company’s common stock on the date of adoption of the program. The restricted shares were subject to forfeiture and transfer restrictions until they vested, generally over a three-year period. As a result, the Company recognized a total non-cash compensation expense of approximately $703,000, including $383,000 and $130,000 in fiscal 2003 and 2004, respectively, relating to this grant.
      In July 2005, the stockholders approved the 2005 Stock Plan at the Company’s Annual General Meeting. Under the 2005 Stock Plan, eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or incentive or non-qualified stock options. In the third quarter ended September 30, 2005, directors and officers of the Company were awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible for dividends should they be declared. The restricted stock agreements contain lapsing repurchase rights under which a portion of the shares granted would be forfeited to the Company should the director or officer no long serve in his capacity as a director or officer prior to the end of the four year vesting term. The aggregate fair market value of the awards granted during the third quarter was approximately $2,403,000 and is based on the closing market value of the Company’s common stock on the date of grant. On October 3, 2005, the Company cancelled 480,000 of these awards and immediately granted those directors and officers of the Company 480,000 replacement restricted stock under the provisions of the Company’s 2005 Stock Plan, in order to avail the participants of potential tax election benefits. The terms of the replacement awards are similar to those of the original award. The replacement grant resulted in a new measurement date and additional compensation expense of approximately $293,000, which in addition to the unamortized intrinsic value of the initial grant is amortized beginning in October 2005 over the remaining vesting period of the replacement grant. A total of $303,000 has been recognized as expense relating to restricted stock in 2005.

Stock Appreciation Rights
      Stock appreciation rights or SARs, granted to employees pursuant to the amended and restated Stock Incentive Option Plan entitled the holder to receive the number of shares of common stock as is equal to

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
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

		Stock
	Non-Qualified	Appreciation
	Stock Options	Rights	Warrants

Outstanding at December 31, 2002	590	25	—
Granted	919	—	525
Exercised	(98)	(17)	—
Canceled	(29)	(8)	—

Outstanding at December 31, 2003	1,382	—	525
Granted	378	—	—
Exercised	(20)	—	—
Canceled	(146)	—	—

Outstanding at December 31, 2004	1,594	—	525
Granted	133	—	—
Exercised	(4)	—	—
Canceled	(51)	—	(375)

Outstanding at December 31, 2005	1,672	—	150

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
Weighted-Average Exercise Price of Stock Options, Warrants and Stock Appreciation Rights

		Stock
	Non-Qualified	Appreciation
	Stock Options	Rights	Warrants

December 31, 2002	$3.14	$7.51	$—
Granted	8.58	—	14.14
Exercised	3.79	7.63	—
Canceled	4.07	7.25	—

December 31, 2003	6.69	—	14.14
Granted	6.21	—	—
Exercised	2.58	—	—
Canceled	8.64	—	—

December 31, 2004	$6.45	$—	$14.14

Granted	4.89	—	—
Exercised	2.96	—	—
Canceled	7.43	—	15.00

December 31, 2005	$6.31	$—	$12.00

Stock Options and Warrants Exercisable

	Non-qualified
	Stock
	Options	Warrants

	(Share amounts in
	thousands)
December 31, 2003:
Exercisable	462	525
Weighted-average exercise price	$2.96	$14.14
December 31, 2004:
Exercisable	746	525
Weighted-average exercise price	$5.33	$14.14
December 31, 2005:
Exercisable	1,119	150
Weighted-average exercise price	$6.19	$12.00

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
Stock Options and Warrants Outstanding

	Non-qualified Stock Options		Warrants

	(Share amounts in thousands)
December 31, 2005:
Range of Exercise prices:	$1.06 to $5.00	$5.01 to $10.35	$12.00 to $15.00

Outstanding	497	1,175	150
Weighted-average exercise price	$2.94	$7.73	$12.00
Weighted-average remaining contractual life	6.58 years	7.95 years	2.44 years
Exercisable	412	707	150
Weighted-average exercise price	$2.70	$8.23	$12.00

Notes Receivable
      Certain stock options were exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes is 5.6% with maturity terms of one to three years. As of December 31, 2005, one note, including accrued interest totaling approximately $187,000, is outstanding, all of which is due from a director of the Company. The note becomes due in November 2006. There are 20,000 shares of common stock outstanding in connection with the exercise of these options. The terms of such notes include various forfeiture and restriction provisions on these shares. If the notes are not paid in accordance with their terms, the shares will be cancelled. In 2005, 10,856 shares were re-acquired in connection with forfeited notes receivable.
      Under the terms of both the Compensation Award Stock Program and the Restricted Stock Program, participants were permitted to request a loan from the Company, the proceeds of which were to be used to satisfy any participant tax obligations that arose from the awards. Each of these loans was evidenced by a promissory note. Principal amounts outstanding under the promissory note accrued interest at a rate of 10% per year, compounded annually. The principal amount, together with accrued interest on the principal amount, were scheduled to be repaid in three equal installments, on the first three anniversary dates of the stock grant date, unless extended by the Company. In January 2003, the Company extended the first repayment date until the second anniversary of the stock grant. Shares of common stock were pledged to the Company as security for repayment of the obligations under the notes, and the stock certificates representing those shares shall remain in the possession of the Company until the loans are repaid. In the event a participant failed to pay all amounts due under a promissory note, the number of shares of that participant’s stock, sufficient to satisfy the unpaid amounts, would be forfeited. In 2002, approximately $604,000 in loans was issued. During 2003, payments of principal and interest of $528,000 were received, and approximately $31,000 of notes were forfeited. During 2004, payments of principal and interest of $82,000 were received. During 2005, payments of principal and interest of approximately $57,000 were received. As of December 31, 2005, there were no remaining balances of principal and interest due to the Company.

Common Stock Reserved for Issuance
      As of December 31, 2005, the Company has reserved approximately 4,262,000 shares of its common stock for issuance in connection with stock options and warrants.

5.	Income Taxes
      At December 31, 2005, the Company had net operating loss carry-forwards of approximately $98,000,000 for U.S. income tax purposes, which will be expiring through 2025. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, the Company has fully reserved this

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
tax benefit. Additionally, the future utilization of the net operating loss carryforwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.
      Components of the Company’s deferred tax asset at December 31, 2004 and 2005 are as follows: (Amounts in thousands)

	2004		2005

Net operating loss carryforwards	$35,058	(1)	$39,641
Compensatory stock options, warrants and stock appreciation rights	70		(60)
Other	232		622

Total deferred tax asset	35,360		40,203
Valuation allowance	$(35,360)		$(40,203)

Net deferred tax asset	—		—

      The valuation allowance decreased by approximately $6,207,000 for the year ended December 31, 2004 and increased approximately $4,843,000 for the year ended December 31, 2005, due primarily to the change in net operating loss carryforwards.

(1)	This amount for the year ended December 31, 2004 was originally reported as $44,324,000 and has been adjusted to exclude foreign net operating loss carryforwards, which are not available due to the liquidation of OXiGENE Europe AB.

6.	Commitments and Contingencies

Leases
      The Company relocated its corporate headquarters in September 2003 from Watertown, Massachusetts to Waltham, Massachusetts. In the process, the Company executed a sublease for the space it is committed to in Watertown for a period of time that coincided with its commitment of space in Waltham, approximately five years from the date of the move. In May 2005, the Company executed a modification to its existing lease for its Waltham, Massachusetts headquarters. The lease modification expands the amount of space leased and extends the base term to May 2009. The modification resulted in a change in the Company’s estimate of whether it would reoccupy its former headquarters location resulting in a charge of approximately $247,000 in the second quarter of 2005. The amount represents the difference between the amounts owed to the landlord of the Company’s former Watertown headquarters and the amounts due from the Company’s subtenant of that space over the remaining life of the lease. For the year ended December 31, 2003 rent expense was $835,000, which included a one-time charge of approximately $565,000 relating to the difference between the amount owed to the original lessor of the property in Watertown and the sublease income from that same property, over the five-year lease term. The Company’s base rent expense for the year ended December 31, 2004 was approximately $134,000. Rent expense for the year ended December 31, 2005 was approximately $433,000, which included a charge of approximately $247,000. In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, UK. The lease is a month to month lease. During 2005, rent expense relating to the lease amounted to approximately $13,000.

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
      The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

	Gross	Receipts from	Net
	Commitments	Sublease	Commitments

2006	$583	$(210)	$373
2007	593	(211)	382
2008	602	(143)	459
2009	441	—	441
2010	297	—	297
Thereafter	—	—	—

	$2,516	$(564)	$1,952

License Agreements
      In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2005, the Company has paid a total of $1,800,000 in connection with this license. The Company capitalized the net present value of the total amount paid or $1,500,000 and is amortizing this amount over the patent life or 15.5 years. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds as defined in the agreement. As of December 31, 2005 additional accelerated payments, due to achievement of certain financial milestones totaled $400,000, future milestone payments under this agreement could total up to an additional $500,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
      In December 1999, the Company entered into a Research Collaboration and License Agreement with a pharmaceutical company. Effective April 2002, this agreement was terminated in its entirety. In connection with the termination, the Company recorded a liability of $790,000, of which $700,000 was paid in 2004.

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

7.	Retirement Savings Plan
      The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of

OXiGENE, INC.
Notes to Consolidated Financial Statements — (Continued)
their pre-tax salary subject to statutory limitations. At the present time, the Company does not provide matching contributions to the plan.

8.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2005: (Amounts in thousands)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

License revenue	$7	$—	$—	$—
Net loss	(2,062)	(2,803)	(2,910)	(2,249)
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.17)	$(0.13)

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

License revenue	$—	$—	$—	$1
Net loss	(2,028)	(3,058)	(3,444)	(3,379)
Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.17)	$(0.16)