Form 10-Q
period 2006-03-31
OXIGENE INC
filed 2006-05-03
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2006, there were 28,037,498 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.
Cautionary Factors that may Affect Future Results
     The disclosure and analysis by OXiGENE, Inc. (the “Company”) in this report contain “forward-looking statements.” Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to our planned future actions, our clinical trial plans, our research and development plans, our prospective products or product approvals, our beliefs with respect to the sufficiency of our cash resources, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.
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
     We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission, including our Form10-Q, 8-K and 10-K reports. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$26,663	$32,344
Available-for-sale securities	27,271	23,355
Prepaid expenses and other current assets	447	256

Total current assets	54,381	55,955

Furniture and fixtures, equipment and leasehold improvements	1,114	1,054
Accumulated depreciation	(934)	(919)

	180	135

Available-for-sale securities — long term	1,457	3,156
License agreements, net of accumulated amortization of $650 and $626 at March 31, 2006 and December 31, 2005, respectively	849	873
Deposits	144	149

Total assets	$57,011	$60,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$392	$693
Accrued research and development	1,916	1,719
Accrued other	1,038	1,322

Total current liabilities	3,346	3,734

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 100,000 shares authorized; 28,037 shares at March 31, 2006 and December 31, 2005, issued and outstanding	280	280
Additional paid-in capital	158,961	160,885
Accumulated deficit	(105,291)	(101,955)
Accumulated other comprehensive loss	(96)	(85)
Notes receivable	(189)	(187)
Deferred compensation	—	(2,404)

Total stockholders’ equity	53,665	56,534

Total liabilities and stockholders’ equity	$57,011	$60,268

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Costs and expenses:
Research and development (1)	$2,321	$1,217
General and administrative (1)	1,621	997

Total costs and expenses	3,942	2,214

Operating loss	(3,942)	(2,214)

Investment income	612	181
Other income (expense), net	(6)	5

Net loss	$(3,336)	$(2,028)

Basic and diluted net loss per common share	$(0.12)	$(0.12)

Weighted average number of common shares outstanding	27,517	17,604

(1) Includes share-based compensation expense as follows:

Research and development	$131	$(7)
General and administrative	349	—

Total share-based compensation expense	$480	$(7)

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(3,336)	$(2,028)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	15	8
Share-based compensation	480	(7)
Amortization of licensing agreement	24	24

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191)	(131)
Accounts payable and accrued expenses	(388)	162

Net cash used in operating activities	(3,396)	(1,972)

Investing activities:
Purchase of available-for-sale securities	(12,876)	—
Proceeds from sale of available-for-sale securities	10,646	5,949
Purchase of furniture, fixtures and equipment	(60)	(5)
Deposits	5	—

Net cash provided by (used in) investing activities	(2,285)	5,944

Financing activities:
Proceeds from the issuance of common stock	—	13,745
Payment of notes receivable and related interest	—	58

Net cash provided by financing activities	—	13,803

Net increase/(decrease) in cash and cash equivalents	(5,681)	17,775
Cash and cash equivalents at beginning of period	32,344	15,988

Cash and cash equivalents at end of period	$26,663	$33,763

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
March 31, 2006
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The condensed balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2005, which can be found at www.oxigene.com.
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
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency and debt securities, asset backed securities and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months are classified as long term assets.
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
     The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	March 31,	December 31,
	2006	2005
Current
Government bonds and notes
Maturing in less than 2 years	$4,448	$3,781

Corporate bonds
Maturing in less than 2 years	5,434	4,778
Maturing in 2 to 4 years	1,199	1,203

Subtotal corporate bonds	6,633	5,981

Commercial Paper	12,939	9,333

Asset backed securities	2,253	3,260

Certificates of deposit	998	1,000

Subtotal current available-for-sale securities	27,271	23,355

Long Term
Government bonds and notes
Maturing in less than 2 years	974	1,472
Corporate bonds
Maturing in less than 2 years	483	1,684

Subtotal long term available-for-sale securities	1,457	3,156

Total available-for-sale securities	$28,728	$26,511

     As of March 31, 2006, a majority of the Company’s remaining available-for-sale securities are in an unrealized loss position of approximately $96,000, primarily attributable to increases in short to medium term interest rates. The Company has determined that these unrealized losses are temporary, after taking into consideration its current cash and cash equivalent balances and its expected cash requirements over the next two years.
Accrued Research and Development
      The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of our potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred or committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any relevant times.
Net Loss Per Share
      Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Common stock equivalents of 2,341,000 and 2,108,000 at March 31, 2006, and 2005, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
Share-based Compensation
      Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. For the three months ended March 31, 2006, we recorded approximately $315,000 of expense associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R. As a result of the adoption of 123R, net loss for the three months ended March 31, 2006 was $315,000 higher, than if the Company had continued to account for the share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006 was $.01 lower as a result of the adoption of SFAS 123R.
      The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 and (2) granted subsequent to January 1, 2006 based on the grant date estimate of fair value for those awards. Prior period financial information has not been restated.
      The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three months ended March 31, 2005.

Three Months Ended
March 31, 2005
(in thousands, except per share data)

Net loss, as reported	$(2,028)

Add: stock-based employee compensation included in reported net loss	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(443)

Pro forma net loss	$(2,471)

Earnings per share

Reported basic and diluted loss per share	$(0.12)
Pro forma basic and diluted loss per share	$(0.14)

Stock Incentive Plans

     In 1996, the Company established the 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto were granted options to purchase shares of Common Stock of the Company. Under the terms of the 1996 Plan, “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, “nonqualified stock options” (“NQSOs”) and stock appreciation rights (“SARs”) could be granted. A maximum of 2,500,000 shares was authorized to be issued under the 1996 Plan. Vesting for awards granted under the 1996 Plan ranges from one to four years from the date of grant. No further grants are permitted under this plan.
     In July 2005, the stockholders approved the 2005 Stock Plan at the Company’s Annual Meeting of stockholders. Under the 2005 Stock Plan, eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or incentive or non-qualified stock options. Stock options granted under this plan have a 10-year contractual term. The 2005 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for the awards granted under the 2005 Plan is principally over four years from the date of grant, with 25% of the awards vesting each year. The Company initially reserved 2,500,000 shares of its common stock for issuance under the 2005 Plan, plus the amount of shares of Common Stock subject to awards under the Company’s 1996 Plan which became unissued after adoption of the 2005 Plan upon the cancellation, surrender or termination of such award.
     Compensation cost associated with options issued from the 1996 and 2005 Plans was approximately $315,000 and $0 for the periods ended March 31, 2006 and March 31, 2005, respectively. The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the three month period ended March 31, 2006 no options were granted, and as such, no assumptions were used to calculate a fair value.

Three
Months
Ended
March 31,
2005
Risk free interest rate	3.72%
Expected life	4 years
Expected volatility	131%
Dividend yield	0.00%
     A summary of the stock option activity under the 1996 and 2005 Plans for the three months ended March 31, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at December 31, 2005	1,672	$6.31

Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	6.39

Options outstanding at March 31, 2006	1,671	6.31	7.29	$870

Options exercisable at March 31, 2006	1,125	6.19	6.84	822
     The weighted average grant date fair value of options granted during the three months ended March 31, 2005 was $4.25. The total intrinsic value of options exercised during the three months ended March 31, 2005 was approximately $4,000. As of March 31, 2006, there was approximately $1,930,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.1 years. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was approximately $18,000 and $579,000, respectively.
     In the third quarter of 2005, the Company awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible to receive dividends should they be declared. The restricted stock agreements contain lapsing repurchase rights under which a portion of the shares granted would be forfeited to the Company should the director or officer no longer serve in his capacity as a director or officer prior to the end of the four year vesting term. In October 2005, the Company canceled 480,000 of these awards and immediately granted those directors and officers of the Company 480,000 shares of replacement restricted stock under the provisions of the Company’s 2005 Stock Plan, in order to avail the participants of the ability to make a tax election under Section
83(b) of the Internal Revenue Code of 1986, as amended. The terms of the replacement awards are similar to those of the original awards. The replacement grant resulted in a new measurement date for those awards.
     The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period. As of March 31, 2006, the Company had 520,000 restricted shares outstanding. The Company recorded expense of approximately $160,000 related to restricted stock awards in the three months ended March 31, 2006. As of March 31, 2006, there was approximately $2,233,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 3.5 years. None of the restricted stock awards were vested at March 31, 2006. The weighted average fair value of the restricted shares was $5.18 on the date of grant.
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of March 31, 2006, there were 150,000 warrants outstanding and exercisable, which expire in 2.2 years. The weighted average exercise price of the outstanding and exercisable warrants was $12.00 at March 31, 2006.

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
      Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $96,000 at March 31, 2006 and $85,000 at December 31, 2005.
      A reconciliation of comprehensive loss is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(3,336)	$(2,028)
Unrealized gain (loss)	(11)	(28)

Comprehensive loss	$(3,347)	$(2,056)

2. Stockholders’ Equity
     In March 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its Common Stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities (the “2003 Shelf Registration”).
     In December 2005, the Company received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of its Common Stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in September 2005, allowing it to sell up to $75,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaced the 2003 Shelf Registration.
3. License agreement
     In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through March 31, 2006, we have paid a total of $2,200,000 in connection with the license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinic trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the three months ended March 31, 2006 we recognized a research and development charge of $100,000 payable to ASU in the second quarter of 2006 in accordance with the terms of the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under the agreement could total an additional $400,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we have two lead therapeutic product candidates in various stages of clinical development, as well as additional compounds that we are evaluating in preclinical studies.
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
     Currently, we do not have any products available for sale. The only source of potential revenue at this time is from a license to a third party of our formerly owned Nicoplex and Thiol test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue from this license agreement is recognized when payments are received due to the uncertainty of the timing of sales of products or services. Future revenues, if any, from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the foreseeable future unless we enter into a major licensing arrangement.
     We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing, managed from our Waltham, Massachusetts headquarters. Our research and development team members typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.
     Our failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.
     We have generated a cumulative net loss of approximately $105,291,000 for the period from our inception through March 31, 2006. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of March 31, 2006, we had no long-term debt or loans payable.
Results of Operations
Revenues
Three Months Ended March 31, 2006 and 2005
     No license revenues were reported for the three months ended March 31, 2006 and March 31, 2005.
Costs and expenses
Three Months Ended March 31, 2006 and 2005
     Total costs and expenses for the three months ended March 31, 2006 and 2005 amounted to approximately $3,942,000 and $2,214,000, respectively.
     Research and development expenses were approximately $2,321,000 during the three months ended March 31, 2006, compared to approximately $1,217,000 for the comparable 2005 period, an increase of $1,104,000, or 91%. The increase is primarily attributable to an increase in the direct program spending with third-party service providers and consultants of $777,000 and expenditure on additional headcount to support our ongoing and anticipated clinical trials in oncology and ophthalmology of approximately $325,000, which includes approximately $131,000 related to stock option and restricted stock compensation expense. In addition, included in research and development expense is a charge in accordance with the terms of our license agreement with Arizona State University of $100,000 and $200,000 for the three months ended March 31, 2006 and 2005, respectively. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. The agreement provides for additional payments, totaling $400,000, in future periods based upon the achievement of certain milestones and events as described in the agreement. We anticipate research and development expenses to continue to increase as compared to the previous year as we enter into additional and later-stage trials during 2006.
     General and administrative expenses for the three months ended March 31, 2006 increased to approximately $1,621,000 from $997,000 for the comparable 2005 period. The increase of approximately $624,000, or 63%, was primarily attributable to additional headcount, compensation and other employee related expenses of approximately $469,000, which includes approximately $349,000 relating to stock option and restricted stock compensation expense, increased general corporate costs of approximately $95,000 and an increase in administrative expenses of approximately $60,000. We have added additional space, management and staffing in the support and management of our increased activities for both our current and anticipated development programs. As such, we anticipate general and administrative expenses to trend higher than the comparable periods in 2005.
Other income and expenses
     Investment income increased to approximately $612,000 in the three-month period ended March 31, 2006, compared to approximately $181,000 in the three-month period ended March 31, 2005, an increase of approximately $431,000, or 238%. The increase was due primarily to higher average cash, cash equivalents and marketable securities balances and higher average yields on our cash and cash equivalents and available-for-sale securities balances in the 2006 period.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2006, we had an accumulated deficit of approximately $105,291,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $55,391,000 at March 31, 2006, compared to approximately $58,855,000 at December 31, 2005.
     In the three-month period ended March 31, 2006, we experienced a decrease in cash and cash equivalents of $5,681,000. The decrease in cash and cash equivalents is due to cash used in investing activities of $2,285,000 and cash used in operating activities of $3,396,000.
     The net cash used in investing activities of $2,285,000 is primarily attributable to purchases of available-for-sale securities of $12,876,000 and, to a lesser extent, the purchase of furniture and equipment of $60,000, offset by the proceeds from the sale of available-for-sale securities of $10,646,000 and a decrease in deposits of $5,000.
     Cash used in operating activities of $3,396,000 is primarily attributable to the net loss of $3,336,000, an increase in prepaid expense of $191,000 and a decrease in accounts payable, accrued expense and other payables of $388,000, offset by non-cash charges totaling $519,000 of which share-based compensation totaled $480,000.
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
     If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of March 31, 2006.
     The following table presents our contractual obligations and commercial commitments as of March 31, 2006:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, chemistry and manufacturing and clinical development commitments	$5,220	$4,692	$518	$10	$—

Operating leases	2,608	675	1,195	738	—

Total contractual cash obligations	$7,828	$5,367	$1,713	$748	$—
     Payments under the pre-clinical, chemistry and manufacturing and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by third-party contractors, of all of the activities contemplated in the agreements with such parties. In addition, not included in the operating leases above, is sublease income which is expected to total approximately $210,000, $212,000 and $89,000 for the 12 month periods ending March 31, 2007, 2008 and 2009, respectively.
     Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through March 31, 2006, we have paid a total of $2,200,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the three months ended March 31, 2006, we recognized a research and development charge of $100,000 payable to ASU in the second quarter of 2006 in accordance with the terms of the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $400,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
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

     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.
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
         Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to the adoption of SFAS 123R, we had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for share-based payments. We had elected the disclosure-only alternative under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. For the three month period ended March 31, 2006, we recorded approximately $315,000 of expense associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price

•	the expected term of the option

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock

•	the expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term
     Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. The specific valuation assumptions noted above would have been applied to stock options that were granted subsequent to our adoption of SFAS 123R, however, for the three month period ended March 31, 2006, we did not grant any options. The majority of the stock option expense recorded in the three month period ended March 31, 2006 relates to continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.
     Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation we segregated participants into two distinct groups, (1) directors and officers and (2) employees and, as such, our estimated annual forfeiture rates were calculated at 0% and 5%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. From a sensitivity perspective, had we estimated our forfeiture rate at 0% for employees the expense for the three months ended March 31, 2006 would have increased by approximately $8,000.
Tax Matters
     As of December 31, 2005, the Company had net operating loss carry-forwards of approximately $98,000,000 for U.S. income tax purposes, which will be expiring through 2025. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2006, the Company did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. The Company has adopted an Investment Policy and maintains its investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment

Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although the Company’s investments are subject to credit risk, OXiGENE follows procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of the Company’s investments and their relatively short duration, OXiGENE believes interest rate risk is mitigated. The Company’s cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     The Securities and Exchange Commission requires that as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control.
     There were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report Form 10-K for the year ended December 31, 2005 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.35	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: May 3, 2006	By:	/s/ Frederick W. Driscoll

Frederick W. Driscoll
President and Chief Executive Officer

Date: May 3, 2006	By:	/s/ James B. Murphy

James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.35	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.