Form 10-Q
period 2006-06-30
OXIGENE INC
filed 2006-08-04
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
As of July 15, 2006, there were 28,037,498 shares of the Registrant’s Common Stock issued and outstanding.

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
We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the Securities and Exchange Commission, including our form 10-Q, 8-K and 10-K reports. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$25,709	$32,344
Available-for-sale securities	24,501	23,355
Prepaid expenses and other current assets	384	256

Total current assets	50,594	55,955

Furniture and fixtures, equipment and leasehold improvements	1,194	1,054
Accumulated depreciation	(955)	(919)

	239	135

Available-for-sale securities – long term	1,460	3,156
License agreements, net of accumulated amortization of $674 and $626 at June 30, 2006 and December 31, 2005, respectively	825	873
Deposits	144	149

Total assets	$53,262	$60,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$415	$693
Accrued research and development	2,315	1,719
Accrued other	1,313	1,322

Total current liabilities	4,043	3,734

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 100,000 shares authorized; 28,037 shares at June 30, 2006 and 28,037 shares at December 31, 2005, issued and outstanding	280	280
Additional paid-in capital	159,516	160,885
Accumulated deficit	(110,287)	(101,955)
Accumulated other comprehensive loss	(99)	(85)
Notes receivable	(191)	(187)
Deferred compensation	—	(2,404)

Total stockholders’ equity	49,219	56,534

Total liabilities and stockholders’ equity	$53,262	$60,268

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Costs and expenses:
Research and development (1)	$3,275	$1,570	$5,596	$2,787
General and administrative (1)	2,337	1,796	3,958	2,793

Total costs and expenses	5,612	3,366	9,554	5,580

Operating loss	(5,612)	(3,366)	(9,554)	(5,580)

Investment income	639	308	1,250	489
Other (expense) income, net	(22)	—	(28)	5

Net loss	$(4,995)	$(3,058)	$(8,332)	$(5,086)

Basic and diluted net loss per common share	$(0.18)	$(0.15)	$(0.30)	$(0.27)

Weighted average number of common shares outstanding	27,519	20,053	27,518	18,829

(1) Includes share-based compensation expense as follows:

Research and development	$117	$7	$249	$0
General and administrative	431	—	780	—

Total share-based compensation expense	$548	$7	$1,029	$0

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(8,332)	$(5,086)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	36	17
Share-based compensation	1,029	—
Amortization of licensing agreement	48	48

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128)	(179)
Accounts payable, accrued expenses and other payables	309	(159)

Net cash used in operating activities	(7,038)	(5,359)
Investing activities:

Purchase of available-for-sale securities	(25,692)	(10,922)
Proceeds from sale of available-for-sale securities	26,228	7,894
Purchase of furniture, fixtures and equipment	(140)	(7)
Deposits	5	(33)

Net cash provided by (used in) investing activities	401	(3,068)

Financing activities:
Proceeds from the issuance of common stock	2	13,728
Payment of notes receivable and related interest	—	58

Net cash provided by financing activities	2	13,786

Net (decrease) increase in cash and cash equivalents	(6,635)	5,359
Cash and cash equivalents at beginning of period	32,344	15,988

Cash and cash equivalents at end of period	$25,709	$21,347

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
June 30, 2006
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Available-for-Sale Securities
          In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency and debt securities, asset backed securities and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months are classified as long term assets.
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
          The following is a summary of the fair values of available-for-sale securities: (amounts in thousands)

	June 30, 2006	December 31, 2005
Current
Government bonds and notes
Maturing in less than 2 years	$3,456	$3,781
Corporate bonds
Maturing in less than 2 years	6,058	4,778
Maturing in 2 to 4 years	1,195	1,203

Subtotal corporate bonds	7,253	5,981

Commercial Paper	10,790	9,333

Asset backed securities	—	3,260

Certificates of deposit	3,002	1,000

Subtotal current available-for-sale securities	$24,501	$23,355

Long Term
Government bonds and notes
Maturing in less than 2 years	977	1,472
Corporate bonds
Maturing in less than 2 years	483	1,684

Subtotal long term available-for-sale securities	$1,460	$3,156

Total available-for-sale securities	$25,961	$26,511

          As of June 30, 2006, a majority of the Company’s remaining available-for-sale securities are in an unrealized loss position of approximately $99,000, primarily attributable to increases in short term to medium term interest rates. The Company has determined that these losses are temporary, after taking into consideration the Company’s current cash and cash equivalent balances and its expected cash requirements over the next two years.
Accrued Research and Development
          The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of our potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred and committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any relevant times.
Net Loss Per Share
          Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are antidilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,375,000 and 1,772,800 at June 30, 2006, and 2005, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
Share-based Compensation
          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. For the three and six-month periods ended June 30, 2006, we recorded approximately $213,000 and $528,000 of expense associated with share-based payments, respectively, which would not have been recorded prior to the adoption of SFAS 123R. As a result of the adoption of SFAS 123R, net loss increased by $213,000 and $528,000 for the three and six-month periods ended June 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months and six-months ended June 30, 2006 was $.01 and $.02 lower, respectively, as a result of the adoption of SFAS 123R.
          The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 and (2) granted subsequent to January 1, 2006 based on the grant date estimate of fair values for those awards. Prior period financial information has not been restated.
          The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three and six-months ended June 30, 2005.

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands, except per share data)	2005	2005
Reported net loss	$(3,058)	$(5,086)
Add stock-based employee compensation included in reported net loss	—	—
Less stock-based employee compensation expense determined under the fair value method for all stock options	(440)	(883)

Pro forma net loss	$(3,498)	$(5,969)

Reported basic and diluted loss per share	$(0.15)	$(0.27)

Pro forma basic and diluted loss per share	$(0.17)	$(0.32)

          In 1996, the Company established the 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto were granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, “nonqualified stock options” (“NQSOs”) and stock appreciation rights (“SARs”) could be granted. A maximum of 2,500,000 shares were authorized to be issued under the 1996 Plan. Vesting for the awards granted under the 1996 Plan range from one to four years from the grant date. No further grants are permitted under this plan.
          In July 2005, the stockholders approved the 2005 Stock Plan ( the “2005 Plan”) at the Company’s Annual Meeting of Stockholders. Under the 2005 Plan, eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or ISOs or NQSOs. Stock options granted under this plan have a 10-year contractual term. The 2005 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for the awards granted under the 2005 Plan is principally over four years from the date of grant, with 25% of the awards vesting each year. The Company initially reserved 2,500,000 shares of its common stock for issuance under the 2005 Plan, plus the amount of shares of common stock subject to awards under the Company’s 1996 Plan which became available for issuance upon cancellation, surrender or termination of such award after the adoption of the 2005 plan.
          Compensation cost associated with options issued from the 1996 and 2005 Plans was approximately $528,000 and $0 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the six-month period ended June 30, 2006, 194,500 options were granted. The fair values of the options granted based on the assumptions outlined in the table below were between $2.62 and $3.32 per share for the six-month period ended June 30, 2006 and between $3.68 and $4.61 for the six-month period ended June 30, 2005. The following table illustrates the assumptions used to calculate the fair value.

	2006	2005
Risk free interest rate	5.13%	4.02%
Expected life	5 years	4 years
Expected volatility	95%	133%
Dividend yield	0.00%	0.00%
          A summary of the stock option activity under the 1996 and 2005 Plans for the six months ended June 30, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at December 31, 2005	1,672	$6.31

Granted	195	2.73
Exercised	—	—
Forfeited or expired	(82)	3.00

Options outstanding at June 30, 2006	1,785	6.02	7.31	597

Options exercisable at June 30, 2006	1,141	6.19	6.62	504
          The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $2.73 and $3.95, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $0 and $9,000, respectively. As of June 30, 2006, there was approximately $1,973,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was approximately $91,000 and $607,000, respectively.
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
          The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period. As of June 30, 2006, the Company had 440,000 non-vested restricted shares outstanding. The Company recorded expense of approximately $348,000 and $508,000 related to restricted stock awards in the three and six-months ended June 30, 2006, respectively. In June 2006, as part of a separation agreement, the Company agreed to the lapsing of restrictions and accelerated the vesting of 80,000 shares held by one recipient (see Note 4). As a result, the Company re-measured the fair value of the shares as of the separation date, which resulted in a charge of approximately $188,000. As of June 30, 2006, there was approximately $1,754,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 3.2 years. As of June 30, 2006, 80,000 shares of the restricted stock were vested. The weighted average fair value per share of the restricted shares was $5.18 and the aggregate intrinsic value was approximately $2,280,000 at June 30, 2006.
           During the three and six months ended June 30, 2006, the Company recognized a credit to share-based compensation of approximately $12,000 and $7,000, respectively, in connection with re-measurement of options issued to non-employees. During the three and six months ended June 30, 2005, the Company recognized non-employee stock-based compensation expense of approximately $7,000 and $0, respectively.
          In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of June 30, 2006, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price of the outstanding and exercisable warrants was $12.00 at June 30, 2006.
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
          Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $99,000 at June 30, 2006 and $85,000 at December 31, 2005.

          A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net loss as reported	$(4,995)	$(3,058)	$(8,332)	$(5,086)
Unrealized gains (losses)	(3)	24	(14)	(4)

Comprehensive loss	$(4,998)	$(3,034)	$(8,346)	$(5,090)

2. Stockholders’ Equity
          In March 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its common stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to an offering using a shelf registration statement filed in 2003.
          In December 2005, the Company received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of its common stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or the SEC, in September 2005, allowing it to sell up to $75,000,000 of its Common Stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaced the 2003 shelf registration statement.
3. License agreement
          In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University (ASU). From the inception of the agreement through 2004, the Company paid a total of $1,800,000 in connection with this license. The Company capitalized the net present value of the total paid or $1,500,000 and is amortizing this amount over the patent life or 15.5 years. The agreement also provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds as defined in the agreement. As of June 30, 2006, additional accelerated payments, due to the achievement of certain financial milestones, totaled $500,000. Future milestone payments under this agreement could total up to an additional $400,000. These accelerated payments were expensed to research and development as triggered by the achievement of certain milestones defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
4. Agreements
          In June 2006, the Company entered into an employment agreement with Dr. Richard Chin. Dr. Chin will serve as the Company’s President and Chief Operating Officer. As described in the agreement Dr. Chin will receive annual compensation, a $200,000 commencement bonus subject to the terms described in the agreement, potential annual cash and equity bonuses, relocation expenses, an option to purchase 250,000 shares of the Company’s common stock at an exercise price equal to the fair market value on July 6, 2006 vesting annually over the next 4 years and the Company will grant to Dr. Chin 250,000 shares of restricted common stock on January 2, 2007 vesting in annual increments over the four year period commencing July 6, 2006. The agreement also contains certain terminations clauses described within the agreement. As a result the Company will recognize compensation and shared-based compensation expense consistent with the terms outlined in the agreement beginning in the third quarter of 2006.
          In June 2006, the Company also entered into a separation agreement with it’s former Chief Executive Officer, Frederick Driscoll. Pursuant to the separation agreement, Mr. Driscoll will receive a severance payment of $325,000 and other miscellaneous fees and expenses, as described in the agreement. The Company accelerated the vesting of the 80,000 shares of restricted stock granted in October 2005 so that the restrictions on such shares lapsed on June 29, 2006, and extended the exercise period for any vested options as of the separation date until December 31, 2006 and all unvested options as of June 29, 2006 were forfeited. As a result of the separation agreement the Company recognized severance expense of approximately $328,500 and approximately $192,000 of shared-based compensation in June 2006. In accordance with the agreement certain amounts of the severance payment were paid in the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
          We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, we have two lead therapeutic product candidates in various stages of clinical development, as well as additional compounds that we are evaluating in preclinical studies. Our lead clinical compound is CA4P, which is in multiple ongoing trials in various oncology and ophthalmic indications.
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
          We have generated a cumulative net loss of approximately $110,287,000 for the period from our inception through June 30, 2006. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of June 30, 2006, we had no long-term debt or loans payable.
          On June 30, 2006, we announced the appointment of Richard Chin, M.D. as our President and Chief Executive Officer. Dr. Chin was most recently Senior Vice President and Head of Global Development Elan Corporation, where he had worldwide responsibility for clinical development, regulatory, biostatistics, quality assurance/compliance, chemistry, manufacturing and control, safety and medical affairs. In accordance with the employment agreement entered we will recognize compensation, shared-based compensation and other related expenses in general and administrative expenses commencing in the third quarter of 2006.
Results of Operations
Revenue
Three Months Ended June 30, 2006 and 2005
          No license revenues were reported for the three months ended June 30, 2006 and June 30, 2005.
Six Months Ended June 30, 2006 and 2005
          No license revenues were reported for the six-month period ended June 30, 2006 and June 30, 2005. We do not anticipate any material license revenue in fiscal 2006.
Costs and expenses
Three Months Ended June 30, 2006 and 2005
          Total costs and expenses for the three months ended June 30, 2006 and 2005 amounted to approximately $5,612,000 and $3,366,000, respectively.
          Research and development expenses were approximately $3,275,000 during the three months ended June 30, 2006 and were approximately $1,570,000 for the comparable 2005 period, an increase of approximately $1,705,000 or 109%. The increase was primarily attributable to additional contracted research expenses and consultants of approximately $1,275,000 and expenditure on additional headcount to support our on-going and anticipated clinical trials of approximately $430,000, which includes approximately $117,000 related to share-based compensation expense. In order to support the increased number of our clinical trial programs, we have been hiring additional clinical management and staff. We anticipate that research and development costs will continue to increase over current levels as we make progress in our ongoing clinical trial programs.

          General and administrative expenses for the three months ended June 30, 2006 were approximately $2,337,000 and were $1,796,000 for the comparable 2005 period, an increase of approximately $541,000 or 30%. The increase is primarily attributable to charges relating to compensation and other related employee expenses of approximately $857,000, which includes approximately $431,000 related to shared-based compensation and approximately $329,000 of severance charges, and higher administrative related charges of approximately $35,000, offset by lower professional service fees of approximately $142,000 and lower rent expense of approximately $209,000 due to an additional charge of $247,000 in 2005. In May 2005, we executed a modification to our existing lease for our Waltham, Massachusetts headquarters. The lease modification increased the amount of space leased and extended the end of the base term to May 31, 2009. This modification resulted in a charge of approximately $247,000 related to future net rent obligations on our former Watertown headquarters location.
Six Months Ended June 30, 2006 and 2005
          Total costs and expenses for the six months ended June 30, 2006 and 2005 amounted to approximately $9,554,000 and $5,580,000, respectively.
          Research and development expenses were approximately $5,596,000 during the six months ended June 30, 2006 and were approximately $2,787,000 for the comparable 2005 period, an increase of approximately $2,809,000 or 101%. The increase is primarily attributable to an increase in the direct program spending with third party service providers and consultants of $2,046,000 and expenditure on additional headcount to support our ongoing and anticipated clinical trials in oncology and ophthalmology of approximately $763,000, which includes approximately $249,000 related to share-based compensation expense. In addition, included in research and development expense is a charge in accordance with the terms of our license agreement with Arizona State University of $100,000 and $200,000 for the six months ended June 30, 2006 and 2005, respectively. The terms of our agreement with ASU provide for the payment of amounts in connection with certain patent rights upon the achievement of certain milestones and events as described in the agreement. The agreement provides for additional payments, totaling $400,000, in future periods based upon the achievement of certain milestones and events as described in the agreement. We anticipate research and development expenses to continue to increase as compared to the previous year as we enter into additional and later-stage trials during 2006.
          General and administrative expenses for the six months ended June 30, 2006 were approximately $3,958,000 and were $2,793,000 for the comparable 2005 period, an increase of approximately $1,165,000 or 42%. The increase is primarily attributable to additional headcount, compensation and other employee related expenses of approximately $1,259,000, which includes approximately $780,000 relating to share-based compensation and $329,000 of severance charges and increased general corporate expense of approximately $87,000 offset by lower rent charges of approximately $181,000. We have added additional space, management and staffing in the support and management of our increased activities for both our current and anticipated development programs. As such, we anticipate general and administrative expenses to be higher than the comparable periods in 2005. In addition, we will be recognizing additional executive compensation, shared-based compensation and related expenses in accordance with an executive employment agreement.
Other income and expenses
          Investment income increased to approximately $639,000 in the three-month period ended June 30, 2006 compared to approximately $308,000 in the three-month period ended June 30, 2005. Investment income increased to approximately $1,250,000 in the six-month period ended June 30, 2006 compared to approximately $489,000 in the six-month period ended June 30, 2005. The increases in both the three and six-month periods are due primarily to higher average cash and cash equivalents and marketable securities balances and a higher rate of return on our invested cash balances during the 2006 periods.
Liquidity and Capital Resources
          We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2006, we had an accumulated deficit of approximately $110,287,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $51,670,000 at June 30, 2006, compared to approximately $58,855,000 at December 31, 2005.
          In the six-month period ended June 30, 2006, we experienced a decrease in cash and cash equivalents of $6,635,000. The decrease in cash and cash equivalents is due to cash provided by financing activities of $2,000 and cash provided by investing activities of $401,000, offset in part by cash used in operating activities of $7,038,000.
          Cash used in operating activities of $7,038,000 is primarily attributable to the net loss of $8,332,000 and an increase in prepaid expenses of $128,000 offset by an increase in accounts payable, accrued expenses and other payables of $309,000 and by non-cash charges totaling $1,113,000 of which share-based compensation totaled $1,029,000.
          Net cash provided by investing activities of $401,000 is primarily attributable to the proceeds from the sale of available-for-sale marketable securities of $26,228,000 and a decrease in deposits of $5,000 offset in part by the purchase of available-for-sale marketable securities of $25,692,000 and the purchase of furniture, fixture and equipment of $140,000.
          We anticipate that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy our projected cash requirements at least into fiscal 2008. Our cash requirements may vary materially from those now planned for or anticipated by us due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand will depend in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example, the range of indications for which any product is granted approval.
          If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of June 30, 2006.

          The following table presents our contractual obligations and commercial commitments as of June 30, 2006:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, product development and clinical development commitments	$6,671	$6,585	$86	$—	$—

Operating leases	2,558	698	1,401	459	—

Total contractual cash obligations	$9,229	$7,283	$1,487	$459	$—
          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by third-party contractors, of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above, is sublease income which is expected to total approximately $210,000, $214,000 and $36,000 for the 12-month periods ending June 30, 2007, 2008 and 2009, respectively.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by ASU. This agreement was subsequently amended in June 2002. From the inception of the agreement through June 30, 2006, we have paid a total of $2,300,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the six months ended June 30, 2006 we recognized a research and development charge of $100,000 related to the terms of the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $400,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
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
     Impairment of Long-lived Assets
     On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by ASU. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment whenever there are indications of impairment based on an undiscounted net cash flow approach, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and six-month periods ended June 30, 2006, we recorded approximately $213,000 and $528,000 of expense, respectively, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	the expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•	the risk free interest rate for the expected option term
Stock Option Exercise Price & Grant Date Price of our common stock – The closing market price of our common stock on the date of grant.
Expected Term – The expected term of options represents the period of time for which the options are expected to be outstanding and is based on an analysis of historical behavior of participants over time and a review of other similar companies in the biotechnology field.
Expected Volatility – The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the term of the options granted. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the options expected term.
Expected dividends – We have never declared or paid any cash dividends on any of our common stock and do not expect to do so in the foreseeable future; we use an expected dividend yield of zero to calculate the grant date fair value of a stock option.
Risk-free interest rate – The risk-free rate is the implied yield available on U.S. Treasury issues with a life consistent to the option’s expected term on the date of grant.
Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the six-month period ended June 30, 2006, we granted 194,500 options using these assumptions. The majority of the stock option expense recorded in the six-month period ended June 30, 2006 relates to continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.
Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated annual forfeiture rates were calculated at 0% and 5%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Tax Matters
          As of December 31, 2005, we had net operating loss carry-forwards of approximately $98,000,000 for U.S. income tax purposes, which will be expiring through 2025. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At June 30, 2006, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintains our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures.
           The SEC requires that as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
          The following risk factor has been revised to reflect changes from our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.
          We depend heavily on our executive officers, directors, and principal consultants, and the loss of their services would materially harm our business.
          We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly Joel-Tomas Citron, our Chairman of the Board, Dr. David Chaplin, Executive Vice Chairman of the Board and Chief Scientific Officer, Dr. Richard Chin, our President and Chief Executive Officer, and Peter Harris, our Chief Medical Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
          On June 14, 2006, the Company held its Annual Meeting of Stockholders (the “Meeting”). On April 21, 2006, the record date for the meeting, there were 28,037,497 shares of the outstanding common stock of the Company that could be voted at the Meeting. A total of 26,451,241 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, David Chaplin, Ph.D., Richard Chin M.D., Frederick W. Driscoll, Arthur B. Laffer, William N. Shiebler, Per-Olof Soderberg and J. Richard Zecher were elected in plurality as follows:

	FOR	Withheld Authority
Name of Director	Number of Shares	Number of Shares
Joel-Tomas Citron	26,247,711	203,530
David Chaplin, Ph.D.	26,279,411	171,830
Richard Chin, M.D.	26,403,106	48,135
Frederick W. Driscoll	26,274,377	176,864
Arthur B. Laffer	26,205,369	245,872
William N. Shiebler	26,291,916	159,325
Per-Olof Soderberg	26,290,696	160,545
J. Richard Zecher	26,292,791	158,450
          As noted in our Current Report on Form 8-K filed on July 6, 2006, Mr. Driscoll has since resigned as a member of the Board of Directors.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Employment Agreement between OXiGENE and Peter Harris, M.D. dated April 25, 2006 (incorporated by reference from the Company’s Form 8-K filed on June 19, 2006 (File No. 000-21990)).

10.2	Employment Agreement between OXiGENE and Dr. Richard Chin dated June 29, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 6, 2006 (File No. 000-21990)).

10.3	Separation Agreement between OXiGENE and Mr. Frederick W. Driscoll dated June 29, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 6, 2006 (File No. 000-21990)).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: August 4, 2006	By:	/s/ Richard Chin
Richard Chin
President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Employment Agreement between OXiGENE and Peter Harris, M.D. dated April 25, 2006 (incorporated by reference from the Company’s Form 8-K filed on June 19, 2006 (File No. 000-21990)).

10.2	Employment Agreement between OXiGENE and Dr. Richard Chin dated June 29, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 6, 2006 (File No. 000-21990)).

10.3	Separation Agreement between OXiGENE and Mr. Frederick W. Driscoll dated June 29, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 6, 2006 (File No. 000-21990)).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.