Form 10-Q
period 2006-09-30
OXIGENE INC
filed 2006-11-03
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 15, 2006, there were 28,177,498 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20,210	$32,344
Available-for-sale securities	27,581	23,355
Prepaid expenses and other current assets	627	256

Total current assets	48,418	55,955

Furniture and fixtures, equipment and leasehold improvements	1,210	1,054
Accumulated depreciation	(979)	(919)

	231	135

Available-for-sale securities – long term	710	3,156
License agreements, net of accumulated amortization of $699 and $626 at September 30, 2006 and December 31, 2005, respectively	801	873
Deposits	144	149

Total assets	$50,304	$60,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$648	$693
Accrued research and development	2,385	1,719
Accrued other	990	1,322

Total current liabilities	4,023	3,734

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 100,000 shares authorized; 28,117 shares at September 30, 2006 and 28,037 shares at December 31, 2005, issued and outstanding	281	280
Additional paid-in capital	160,245	160,885
Accumulated deficit	(114,017)	(101,955)
Accumulated other comprehensive loss	(35)	(85)
Notes receivable	(193)	(187)
Deferred compensation	—	(2,404)

Total stockholders’ equity	46,281	56,534

Total liabilities and stockholders’ equity	$50,304	$60,268

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Costs and expenses: (1)
Research and development	$2,738	$2,273	$8,333	$5,060
General and administrative	1,626	1,492	5,585	4,285

Total costs and expenses	4,364	3,765	13,918	9,345

Operating loss	(4,364)	(3,765)	(13,918)	(9,345)

Investment income	642	321	1,892	810
Other income (expense), net	(8)	(1)	(36)	5

Net loss	$(3,730)	$(3,445)	$(12,062)	$(8,530)

Basic and diluted net loss per common share	$(0.14)	$(0.17)	$(0.44)	$(0.44)

Weighted average number of common shares outstanding	27,624	20,042	27,553	19,233

(1) Includes share-based compensation expense as follows:

Research and development	$84	$41	$332	$42
General and administrative	305	109	1,085	109

Total share-based compensation expense	$389	$150	$1,417	$151

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(12,062)	$(8,530)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	60	18
Compensation related to issuance of options and restricted stock	1,417	150
Amortization of licensing agreement	72	73

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(371)	(244)
Accounts payable and accrued expenses	289	1,211

Net cash used in operating activities	(10,595)	(7,322)

Investing activities:
Purchase of available-for-sale securities	(41,654)	(21,862)
Proceeds from sale of available-for-sale securities	39,924	12,879
Purchase of furniture, fixtures and equipment	(156)	(55)
Deposits	5	(37)

Net cash used in investing activities	(1,881)	(9,075)

Financing activities:
Proceeds from the issuance of common stock	342	13,729
Payment of notes receivable and related interest	—	58

Net cash provided by financing activities	342	13,787

Net decrease in cash and cash equivalents	(12,134)	(2,610)

Cash and cash equivalents at beginning of period	32,344	15,988

Cash and cash equivalents at end of period	$20,210	$13,378

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
September 30, 2006
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Available-for-Sale Securities
          In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency and debt securities, asset backed securities and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.
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
          The following is a summary of the fair values of available-for-sale securities: (amounts in thousands)

	September 30, 2006	December 31, 2005
Current
Government bonds and notes
Maturing in less than 2 years	$2,981	$3,781
Corporate bonds
Maturing in less than 2 years	12,521	4,778
Maturing in 2 to 4 years	—	1,203

Subtotal corporate bonds	12,521	5,981

Commercial Paper	7,580	9,333

Asset backed securities	—	3,260

Certificates of deposit	4,499	1,000

Subtotal current available-for-sale securities	$27,581	$23,355

Long Term
Government bonds and notes
Maturing in less than 2 years	—	1,472
Corporate bonds
Maturing in less than 2 years	234	1,684
Maturing in 2 to 4 years	476	—

Subtotal long term available-for-sale securities	$710	$3,156

Total available-for-sale securities	$28,291	$26,511

          As of September 30, 2006, two of the Company’s remaining available-for-sale securities account for the majority of the unrealized loss position totaling approximately $35,000, primarily attributable to increases in short-term to medium-term interest rates. The Company has determined that these losses are temporary, after taking into consideration the Company’s current cash and cash equivalent balances and its expected cash requirements over the next two years. At December 31, 2005, the Company determined that one note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $40,000 and reduced the value to their fair values as of that date. As of December 31, 2005, most of the Company’s remaining available-for-sale securities were in an unrealized loss position, primarily attributable to increases in short to medium term interest rates over the course of 2005. The Company determined that these unrealized losses were temporary, after taking into consideration its current cash and cash equivalent balances and its expected cash requirements over the next two years.
Accrued Research and Development
          The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of the Company’s potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred and committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any relevant time.
Net Loss Per Share
          Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,351,000 and 2,311,000 at 2006 and 2005, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
Stock-based Compensation
          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 based on the grant date fair value determined under the provisions of SFAS 123 and (2) granted subsequent to January 1, 2006 based on the grant date estimate of fair values determined under SFAS 123R for those awards. Prior period financial information has not been restated.
          For the three and nine-month periods ended September 30, 2006, we recorded approximately $242,000 and $770,000 of expense associated with share-based payments, respectively, which would not have been recorded prior to the adoption of SFAS 123R. As a result of the adoption of SFAS 123R, net loss increased by $242,000 and $770,000 for the three and nine-month periods ended September 30, 2006, respectively, than if the Company had continued to account for the share-based compensation under APB 25. Basic and diluted net loss per share for the three months and nine months ended September 30, 2006 was $0.01 and $0.03 more, respectively, as a result of the adoption of SFAS 123R.
          The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three and nine months ended September 30, 2005.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005
Reported net loss	$(3,445)	$(8,530)

Add stock-based employee compensation included in reported net loss	143	143

Less stock-based employee compensation expense determined under the fair value method for all stock options	(460)	(1,343)

Pro forma net loss	$(3,762)	$(9,730)

Reported basic and diluted loss per share	$(0.17)	$(0.44)

Pro forma basic and diluted loss per share	$(0.19)	$(0.51)

          In 1996, the Company established the 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, certain directors, officers and employees of the Company and its subsidiary and consultants and advisors thereto were granted options to purchase shares of common stock of the Company. Under the terms of the 1996 Plan, “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code, “nonqualified stock options” (“NQSOs”) and stock appreciation rights (“SARs”) could be granted. A maximum of 2,500,000 shares were authorized to be issued under the 1996 Plan. Vesting for the awards granted under the 1996 Plan range from one to four years from the grant date. No further grants are permitted under the 1996 Plan.
          In July 2005, the Company’s stockholders approved the 2005 Stock Plan (the “2005 Plan”) at the Company’s Annual Meeting of Stockholders. Under the 2005 Plan, eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or ISOs or NQSOs. Stock options granted under this plan have a 10-year contractual term. The 2005 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine to whom options may be granted, the period of exercise and what other restrictions, if any, should apply. Vesting for the awards granted under the 2005 Plan is principally over four years from the date of grant, with 25% of the awards vesting each year. The Company reserved 2,500,000 shares of its common stock for issuance under the 2005 Plan. In addition, shares of common stock underlying awards under the 1996 Plan that terminate without being exercised in full, are added to the shares available for grant under the 2005 Plan. As of September 30, 2006, there were approximately 1,608,000 shares of the

Company’s common stock available for issuance under the 2005 Plan.
          Compensation cost associated with options issued under the 1996 and 2005 Plans was approximately $770,000 and $0 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the nine-month period ended September 30, 2006, options to purchase 454,500 shares of the Company’s common stock were granted. The fair value of the options granted based on the assumptions outlined in the table below were between $2.51 and $3.32 per share for the nine-month period ended September 30, 2006 and between $3.68 and $4.61 for the nine-month period ended September 30, 2005. The following table illustrates the assumptions used to calculate the fair value.

	2006	2005
Risk free interest rate	5.05%	4.08%
Expected life	5 years	4 years
Expected volatility	95%	133%
Dividend yield	0.00%	0.00%
A summary of the stock option activity under the 1996 and 2005 Plans for the nine months ended September 30, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at December 31, 2005	1,672	$6.31

Granted	455	3.88
Exercised	(140)	2.43
Forfeited or expired	(216)	5.19

Options outstanding at September 30, 2006	1,771	$6.13	6.96	$364

Options exercisable at September 30, 2006	1,098	$6.63	5.75	304
          The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $2.90 and $4.02, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $208,000 and $9,000, respectively. As of September 30, 2006, there was approximately $1,914,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.9 years. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was approximately $498,000 and $1,760,000, respectively.
          In the third quarter of 2005, the Company awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible to receive dividends should they be declared. The restricted stock agreements contain lapsing repurchase rights under which a portion of the shares granted would be forfeited to the Company should the director or officer no longer serve in his capacity as a director or officer prior to the end of the four-year vesting term. In October 2005, the Company canceled 480,000 of these awards and immediately granted those directors and officers of the Company 480,000 shares of replacement restricted common stock under the provisions of the Company’s 2005 Stock Plan, in order to avail the participants of the ability to make a tax election under Section 83(b) of the Internal Revenue Code of 1986, as amended. The terms of the replacement awards are similar to those of the original awards. The replacement grant resulted in a new measurement date for those awards.
          The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period. As of September 30, 2006, the Company had 430,000 non-vested restricted shares outstanding. The Company recorded expense of approximately $135,000 and $643,000 related to restricted stock awards in the three and nine-months ended September 30, 2006, respectively. In June 2006, as part of a separation agreement, the Company agreed to the lapsing of restrictions and accelerated the vesting of 80,000 shares held by one recipient. As a result, the Company re-measured the fair value of the shares as of the separation date, which resulted in a charge of approximately $188,000. As of September 30, 2006, there was approximately $1,618,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 3.0 years. As of September 30, 2006, 90,000 shares of the restricted stock were vested. The weighted average fair value per share of the restricted shares was $5.18, and the aggregate intrinsic value was approximately $2,280,000 at September 30, 2006.
          In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of September 30, 2006, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price of the outstanding and exercisable warrants was $12.00 at September 30, 2006.
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
          Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $35,000 at September 30, 2006 and $85,000 at December 31, 2005.
          A reconciliation of comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net loss as reported	$(3,730)	$(3,445)	$(12,062)	$(8,530)

Unrealized gains (losses)	64	(32)	50	(37)

Comprehensive loss	$(3,666)	$(3,477)	$(12,012)	$(8,567)

2. Stockholders’ Equity
          In March 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its common stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to an offering using a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or the SEC, in 2003.
          In December 2005, the Company received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of its common stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the SEC in September 2005, allowing it to sell up to $75,000,000 of its common stock, debt securities and/or warrants to purchase its securities. This registration statement, which became effective on October 6, 2005, replaced the 2003 shelf registration statement.
          During the three and nine months ended September 30, 2006, the Company recognized compensation expense of approximately $12,000 and $4,000, respectively, in connection with options issued to non-employees. During the three and nine months ended September 30, 2005, the Company recognized non-employee stock-based compensation expense of approximately $7,000 and $7,000, respectively.
3. License agreement
          In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University (“ASU”). From the inception of the agreement through September 30, 2006, the Company has paid a total of $2,300,000 in connection with this license. The Company capitalized the net present value of the initial $1,800,000 amount paid, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of September 30, 2006, additional accelerated payments, due to the achievement of certain financial milestones, totaled $500,000. For the three and nine months ended September 30, 2006, $100,000 and $200,000, respectively, have been recognized as expense in connection with the accelerated payment component of the agreement. Future milestone payments under this agreement could total up to an additional $400,000. These accelerated payments were expensed to research and development. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
4. Agreements
          In June 2006, the Company entered into a separation agreement with Frederick Driscoll, its former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Driscoll will receive aggregate severance payments of $325,000 and other miscellaneous fees and expenses, as described in the agreement. The Company accelerated the vesting of the 80,000 shares of restricted stock granted to Mr. Driscoll in October 2005 so that the restrictions on such shares lapsed on June 29, 2006, and extended the exercise period until December 31, 2006 for any vested options as of the separation date. All unvested options as of June 29, 2006 were forfeited. As a result of the separation agreement, the Company recognized severance expense of approximately $335,000 and $192,000 of shared-based compensation in June 2006. In accordance with the agreement, certain severance payments were made in the third quarter of 2006.
          In June 2006, the Company entered into an employment agreement with Dr. Richard Chin to serve as the Company’s President and Chief Executive Officer. As described in the agreement, Dr. Chin will receive annual cash compensation, a $200,000 commencement bonus a portion of which is required to be repaid if Dr. Chin leaves the Company for any reason within one year, potential annual cash and equity bonuses, relocation expenses, an option to purchase 250,000 shares of the Company’s common stock at an exercise price equal to the fair market value on July 6, 2006 vesting in equal annual increments over the next four years, and the Company will grant to Dr. Chin 250,000 shares of restricted common stock on January 2, 2007 vesting in equal annual increments over the four-year period commencing July 6, 2006. The expense for these restricted shares will be recognized in equal increments over a 3.5 year period beginning on the date of grant. The agreement also contains certain termination clauses described in the agreement. The termination clauses provide for immediate vesting of equity awards granted and earned on the date of termination in connection with the incentive compensation component of Dr. Chin’s employment agreement with the Company. As a result of the employment agreement, the Company will recognize compensation and shared-based compensation expense consistent with the terms outlined in the agreement beginning in the third quarter of 2006.
5. Restructuring
          In August 2006, the Company implemented a restructuring plan involving the rest of the Company in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose for the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s potential product candidates. In connection with this restructuring, the Company recognized approximately $468,000 of research and development restructuring expenses and approximately $7,000 of general and administrative restructuring expenses in the quarter ended September 30, 2006. Additional expenses may be recognized in the fourth quarter of 2006 in connection with the restructuring plan for August 2006, as the Company is still negotiating the terms of a separation agreement with one individual affected by the restructuring plan. The restructuring expenses include severance payments and related taxes, which are expected to be paid through the end of fiscal 2007. In addition, the agreements with the affected employees include the payment by the Company of certain health and medical benefits during the severance period, which are expected to be paid through August 2007. The cost of health and medical benefits will be expensed as incurred and is expected to total approximately $26,000 for the 10 employees affected.

          The following table sets forth the components of the Company’s restructuring for the nine-month period ended September 30, 2006 (in thousands):

		Amounts
		Paid	Amounts
		Through	Accrued as of
	Original	September 30,	September 30,
	Charges	2006	2006
General and Administrative
Employee severance and related costs	$7	$4	$3
Research and development
Employee severance and related costs	468	65	403

Total restructuring	$475	$69	$406

6. Recent Accounting Pronouncements
          On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FASB Statement 109 (“FAS 109”) is entitled “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. This includes tax positions considered to be “routine”, as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          Our primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (Combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. We have developed two distinct technologies that are based on Combretastatins. We refer to the first technology as vascular disrupting agents, or VDAs. We are currently developing VDAs for indications in both oncology and ophthalmology. We refer to the second technology as ortho-quinone prodrugs, or OQPs. We are currently developing OQPs for indications in oncology. We are also currently exploring opportunities to in-license additional compounds. Our focus is on those compounds that may compliment our potential products under development or broaden solutions in our current therapeutic areas. In addition, we continue to explore the out-licensing of our current compounds.
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
          We have generated a cumulative net loss of approximately $114,017,000 for the period from our inception through September 30, 2006. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financing and the exercise of warrants and stock options; we currently have no material amount of licensing or other fee income. As of September 30, 2006, we had no long-term debt or loans payable.
          In June 2006, we entered into a separation agreement with Frederick Driscoll, our former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Driscoll will receive aggregate severance payments of $325,000 and other miscellaneous fees and expenses, as described in the agreement We accelerated the vesting of the 80,000 shares of restricted stock granted to Mr. Driscoll in October 2005 so that the restrictions on such shares lapsed on June 29, 2006, and extended the exercise period until December 31, 2006 for any vested options as of the separation date, and all unvested options as of June 29, 2006 were forfeited. As a result of the separation agreement, we recognized severance expense of approximately $335,000 and $192,000 of shared-based compensation in June 2006. In accordance with the agreement, certain severance payments were made in the third quarter of 2006.
          On June 30, 2006, we announced the appointment of Richard Chin, M.D. as our President and Chief Executive Officer. Dr. Chin was most recently Senior Vice President and Head of Global Development for élan Corporation, where he had worldwide responsibility for clinical development, regulatory, biostatistics, quality assurance/compliance, chemistry, manufacturing and control, safety and medical affairs. In accordance with Dr. Chin’s employment agreement, we will recognize compensation, shared-based compensation and other related expenses in general and administrative expenses commencing in the third quarter of 2006 and beyond.
          In August 2006, we implemented a restructuring plan involving the rest of our Company in which we terminated 10 full-time employees, or approximately 30% of our work force. The purpose for the restructuring was primarily to streamline our clinical development operations in order to improve the effectiveness of efforts to develop our potential product candidates. In connection with this restructuring, we recognized approximately $468,000 of research and development restructuring expenses and approximately $7,000 of general and administrative restructuring expenses. Additional expenses may be recognized in the fourth quarter of 2006 in connection with the restructuring plan for August 2006, as we are still negotiating the terms of a separation agreement with one individual affected by the restructuring plan. The restructuring expenses include severance payments and related taxes, which are expected to be paid through the end of fiscal 2007. In addition, the agreements with the affected employees include the payment by us of certain health and medical benefits during the severance period, which are expected to be paid through August of 2007. The cost of health and medical benefits will be expensed as incurred.
Results of Operations
Costs and expenses
Three Months Ended September 30, 2006 and 2005

          Total costs and expenses for the three months ended September 30, 2006 and 2005 amounted to approximately $4,364,000 and $3,765,000, respectively.
          Research and development expenses were approximately $2,738,000 during the three months ended September 30, 2006 and were approximately $2,273,000 for the comparable 2005 period, an increase of approximately $465,000, or 20%. The increase was primarily attributable to restructuring expenses of $468,000 incurred in connection with efforts to make our clinical development teams more effective and higher compensation and employee-related costs of $244,000, offset by lower contracted development expenses of $276,000. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
          General and administrative expenses for the three months ended September 30, 2006 were approximately $1,626,000 and were $1,492,000 for the comparable 2005 period, an increase of approximately $134,000, or 9%. The increase is primarily attributable to higher compensation and employee-related costs of approximately $303,000 and other general corporate costs of $40,000, offset by lower professional consulting and advisory expenses of approximately $209,000. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.
Nine Months Ended September 30, 2006 and 2005
          Total costs and expenses for the nine months ended September 30, 2006 and 2005 amounted to approximately $13,918,000 and $9,345,000, respectively.
          Research and development expenses were approximately $8,333,000 during the nine months ended September 30, 2006 and were approximately $5,060,000 for the comparable 2005 period, an increase of approximately $3,273,000, or 65%. The increase is primarily attributable to higher compensation and employee-related costs of $1,230,000 including equity compensation expenses, a restructuring charge in August 2006 of $468,000 and higher contracted development costs of $1,572,000. During the first nine months of fiscal 2006, ongoing activities in both our oncology and ophthalmology programs and related support costs to manage these programs, as well as the addition of senior staff to prepare for expected later-stage clinical development programs, contributed to the significant increase in research and development expenses in 2006 over 2005. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial programs.
          General and administrative expenses for the nine months ended September 30, 2006 were approximately $5,585,000 and were $4,285,000 for the comparable 2005 period, an increase of approximately $1,300,000, or 30%. The increase is primarily attributable to an increase in compensation costs, most significantly non-cash equity compensation costs, and employee-related costs for a total of $1,582,000 and higher general corporate costs of approximately $112,000, offset by lower professional consulting and advisory expenses of approximately $394,000.
Other income and expenses
          Investment income increased to approximately $642,000 in the three-month period ended September 30, 2006 compared to approximately $321,000 in the three-month period ended September 30, 2005. Investment income increased to approximately $1,892,000 in the nine-month period ended September 30, 2006 compared to approximately $810,000 in the nine-month period ended September 30, 2005. The increases in both the three and nine-month periods are due primarily to both a higher average balance of funds available for investment during the 2006 periods and a higher average rate of return on our invested cash balances.
Liquidity and Capital Resources
          We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2006, we had an accumulated deficit of approximately $114,017,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $48,501,000 at September 30, 2006, compared to approximately $58,855,000 at December 31, 2005.
          In the nine-month period ended September 30, 2006, we experienced a decrease in cash and cash equivalents of $12,134,000. The decrease in cash and cash equivalents is due to cash used in operating activities of $10,595,000 and cash used in investing activities of $1,881,000, offset in part by cash provided by financing activities of $342,000.
          Cash used in operating activities of $10,595,000 is primarily attributable to the net loss of $12,062,000 and an increase in prepaid expenses and other current assets of $371,000, offset in part by an increase in accounts payable and accrued expenses of $289,000 and a non-cash charge of $1,417,000 for compensation related to issuance of options and restricted stock and other non-cash charges totaling $132,000.
          Net cash used in investing activities of $1,881,000 is primarily attributable to the purchase of available-for-sale marketable securities for $41,654,000, offset in part by proceeds from the sale of available-for-sale marketable securities of $39,924,000.
          The net cash provided by financing activities of $342,000 is primarily attributable to proceeds from the issuance of common stock in connection with the exercise of 140,000 options during the three months ended September 30, 2006.
          On September 23, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, allowing us to sell up to $75,000,000 of our common stock, debt securities and/or warrants to purchase our securities. In December 2005, we received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of our common stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to this shelf registration statement.
          We anticipate that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to satisfy our projected cash requirements based on our current programs at least through approximately the first half of fiscal 2008. Our cash requirements may vary materially from those now planned for or anticipated by us due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including CA4P, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand will depend in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example, the range of indications for which any product is granted approval.

          If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. We have no material commitments for capital expenditures as of September 30, 2006.
          The following table presents our contractual obligations and commercial commitments as of September 30, 2006:

		Payments due by period
		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, product development and clinical development commitments	$6,302	$6,245	$57	$—	$—

Operating leases	2,379	699	1,302	378	—

Total contractual cash obligations	$8,681	$6,944	$1,359	$378	$—

          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $210,000 and $197,000 for the 12-month periods ending September 30, 2007 and 2008, respectively.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by ASU. This agreement was subsequently amended in June 2002. From the inception of the agreement through September 30, 2006, we have paid a total of $2,300,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the nine months ended September 30, 2006 we recognized a research and development charge of $200,000 related to the terms of the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $400,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
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
          While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.
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
Stock-Based Compensation

          Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and nine-month periods ended September 30, 2006, we recorded approximately $242,000 and $770,000 of expense, respectively, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
          The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes pricing model which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•	the risk free interest rate for the expected option term
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
Expected Volatility – The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the term of the options granted. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term.
Expected Dividends – We have never declared or paid any cash dividends on any of our common stock and do not expect to do so in the foreseeable future, we use an expected dividend yield of zero to calculate the grant date fair value of a stock option.
Risk-Free Interest Rate – The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant.
          Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the nine-month period ended September 30, 2006, we granted 454,500 options using these assumptions. The majority of the stock option expense recorded in the nine-month period ended September 30, 2006 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.
          Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated forfeiture rates were calculated at 0% and 20%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At September 30, 2006, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures.
          The Securities and Exchange Commission requires that, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms.
          Changes in Internal Control.

          There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
          We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly Joel-Tomas Citron, our Chairman of the Board, Dr. David Chaplin, Executive Vice Chairman of the Board and Chief Scientific Officer, Dr. Richard Chin, our President and Chief Executive Officer, and Dr. Peter Harris, our Chief Medical Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Amendment No. 1 to Employment Agreement by and among OXiGENE, Inc. and Joel-Tomas Citron dated September 26, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 29, 2006 (File No. 000-21990)).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Richard Chin

Richard Chin, M.D.
President and Chief Executive Officer

Date: November 3, 2006	By:	/s/ James B. Murphy

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