Form 10-Q
period 2007-03-31
OXIGENE INC
filed 2007-05-07
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007, there were 28,424,997 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$21,876	$15,687
Available-for-sale securities	20,353	29,661
Prepaid expenses	374	270
Other assets	208	371

Total current assets	42,811	45,989

Furniture and fixtures, equipment and leasehold improvements	1,255	1,248
Accumulated depreciation	(1,035)	(1,007)

	220	241

Available-for-sale securities – long term	—	491
License agreement, net of accumulated amortization of $748 and $724 at March 31, 2007 and December 31, 2006, respectively	752	777
Deposits	149	144

Total assets	$43,932	$47,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$673	$683
Accrued research and development	2,112	2,603
Accrued other	1,122	936

Total current liabilities	3,907	4,222

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value, 100,000 shares authorized; 28,425 shares at March 31, 2007 and 28,175 shares at December 31, 2006, issued and outstanding	284	282
Additional paid-in capital	161,109	160,569
Accumulated deficit	(121,360)	(117,412)
Accumulated other comprehensive loss	(8)	(19)

Total stockholders’ equity	40,025	43,420

Total liabilities and stockholders’ equity	$43,932	$47,642

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating costs and expenses: (1)
Research and development	$2,389	$2,321
General and administrative	2,124	1,621

Total operating costs and expenses	4,513	3,942

Loss from Operations	(4,513)	(3,942)

Investment income	572	612
Other expense, net	(7)	(6)

Net loss	$(3,948)	$(3,336)

Basic and diluted net loss per common share	$(0.14)	$(0.12)

Weighted average number of common shares outstanding	27,875	27,517

(1)	Includes share-based compensation expense as follows:

Research and development	$75	$131
General and administrative	468	349
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(3,948)	$(3,336)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	28	15
Stock-based compensation	543	480
Amortization of licensing agreement	24	24

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59	(191)
Accounts payable and accrued expenses	(315)	(388)

Net cash used in operating activities	(3,609)	(3,396)

Investing activities:
Purchase of available-for-sale securities	(4,515)	(12,876)
Proceeds from sale of available-for-sale securities	14,325	10,646
Purchase of furniture, fixtures and equipment	(7)	(60)
Deposits	(5)	5

Net cash provided by (used in) investing activities	9,798	(2,285)

Net increase (decrease) in cash and cash equivalents	6,189	(5,681)

Cash and cash equivalents at beginning of period	15,687	32,344

Cash and cash equivalents at end of period	$21,876	$26,663

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2006, which can be found at www.oxigene.com.
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency and debt securities, and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.
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

     The following is a summary of the fair values of available-for-sale securities: (amounts in thousands)

	March 31, 2007	December 31, 2006
Current
Government bonds and notes
Maturing in less than 2 years	$1,493	$1,982
Corporate bonds
Maturing in less than 2 years	8,678	12,524

Subtotal bonds	10,171	14,506

Commercial paper	6,682	11,654

Certificates of deposit	3,500	3,501

Subtotal current available-for-sale securities	$20,353	$29,661

Long Term
Corporate bonds
Maturing in less than 2 years	—	491

Subtotal long term available-for-sale securities	$—	$491

Total available-for-sale securities	$20,353	$30,152

     As of March 31, 2007, two of the Company’s remaining available-for-sale securities account for the majority of the unrealized loss position totaling approximately $12,000, primarily attributable to increases in short-term to medium-term interest rates. The Company has determined that these losses are temporary, after taking into consideration the Company’s current cash and cash equivalent balances and its expected future cash requirements. At December 31, 2006, the Company determined that one floating rate note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $9,000 and reduced their value to their fair values as of that date. As of December 31, 2006, 13 of the Company’s remaining available-for-sale securities were in an unrealized loss position, primarily attributable to increases in short-term to medium-term interest rates over the course of 2006. The Company determined that these unrealized losses were temporary, after taking into consideration its current cash and cash equivalent balances and its expected future cash requirements.
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
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,489,000 and 2,341,000 at March 31, 2007 and 2006, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

Stock-based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 based on the grant date fair value determined under the provisions of SFAS 123 and (2) granted subsequent to January 1, 2006 based on the grant date estimate of fair value determined under SFAS 123R for those awards. Prior period financial information has not been restated.
     For the three months ended March 31, 2007 and 2006, the Company recorded approximately $268,000 and $315,000 of expense associated with share-based payments, respectively, which would not have been recorded prior to the adoption of SFAS 123R. As a result of the adoption of SFAS 123R, net loss was higher for the three months ended March 31, 2007 and 2006, by $268,000 and $315,000, respectively, than if the Company had continued to account for the share-based compensation under APB 25. The adoption of SFAS 123R increased both basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 by $0.01 and $0.01, respectively.
     Compensation cost associated with options issued under the 1996 and 2005 Plans was approximately $268,000 and $315,000 for the three months ended March 31, 2007 and 2006, respectively. The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the three months ended March 31, 2007 options to purchase 161,000 shares of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $4.19 for the three months ended March 31, 2007. During the three months ended March 31, 2006 no options were granted, and as such, no assumptions were used to calculate a fair value.
     The fair values for the employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007:
Weighted Average Assumptions

Three months
ended March 31,
2007
Risk-free interest rate	4.75%
Expected life	5 years
Expected volatility	89%
Dividend yield	0.00%
During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $0 and $5,000 respectively, in connection with options issued to non-employees.
     Options, Warrants and Non-Vested Stock
     The following is a summary of the Company’s stock option activity under the 1996 and 2005 Plans for the three months ended March 31, 2007:

			Weighted
			Average
			Remaining
	Shares	Weighted-	Contractual	Aggregate Intrinsic
	(in	Average	Life	Value
	thousands)	Exercise Price	(years)	( in thousands)
Options outstanding at December 31, 2006	1,632	$6.11

Granted	161	4.19

Exercised	—	—
Forfeited	(4)	7.81

Options outstanding at March 31, 2007	1,789	$5.94	7.27	$290

Options exercisable at March 31, 2007	1,027	$6.90	6.06	$241

Options vested or expected to vest at March 31, 2007	1,742	$5.98	7.23	$286
     All of the stock options listed above are non-qualified stock options except for 98,036 options granted in 2006, which have an exercise price of $4.08.
     As of March 31, 2007, there was approximately $1,960,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.9 years. The total fair value of stock options that vested during the three months ended March 31, 2007 and 2006 was approximately $12,000 and $18,000, respectively.
Non-Vested Restricted Stock
The following table summarizes the activity for unvested stocks during the three months ended March 31, 2007

	Shares	Weighted-Average
	(in thousands)	Fair Value
Unvested at December 31, 2006	300	$5.18
Granted	250	4.80
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2007	550	$5.01
     In the third quarter of 2005, the Company awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
     The Company recorded expense of approximately $275,000 and $160,000 related to restricted stock awards during the three months ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, there was approximately $2,300,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 2.5 years. During the three months ended, March 31, 2007, no shares of restricted stock vested.
     In January 2007, the Company granted 250,000 shares of restricted common stock to the Chief Executive Officer pursuant to his employment agreement effective July 6, 2006. The restricted stock award was valued based on the closing price of the Company’s common stock on the date of the grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Warrants
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of March 31, 2007, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price of the outstanding and exercisable warrants was $12.00 at March 31, 2007.
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
     Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $8,000 at March 31, 2007 and $19,000 at December 31, 2006.
     A reconciliation of comprehensive loss is as follows:

	Three months ended
	March 31,
	(In thousands)
	2007	2006
Net loss as reported	$(3,948)	$(3,336)

Unrealized gains (losses)	11	(11)

Comprehensive loss	$(3,937)	$(3,347)

2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company has paid a total of $1,800,000 in connection with the initial terms of the license. The Company capitalized the net present value of the total amount paid, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of March 31, 2007, additional accelerated milestones that have previously been expensed due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, the Company entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. The Company paid Intracel $150,000 in March 2007 as an upfront license fee that provides full control over the development and commercialization of licensed compounds/molecular products. The Company expensed the up-front payment to research and development expense. The agreement provides for additional payments by the Company to Intracel based on the achievements of certain clinical milestones and royalties based on sales milestones as defined in the agreement. The Company has the right to sublicense all or portions of its licensed patent rights under this agreement. The Company does not expect to meet the clinical or commercial milestones in the near future.
3. Restructuring
     In August 2006, the Company implemented a restructuring plan in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose of the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s potential product candidates.
     The following table sets forth the components of the Company’s restructuring as of March 31, 2007:

				Amounts
				Paid	Amounts
				Through	Accrued as of
	Original		Adjusted	March 31,	March 31,
	Charges	Adjustment	Charges	2007	2007
General and Administrative
Employee severance and related costs	$7	$—	$7	$7	$0
Research and development
Employee severance and related costs	$468	$7	$475	$290	$185

Total restructuring	$475	$7	$482	$297	$185

4. Recent Accounting Pronouncements
     In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, entitled Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position or results of operations.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”), entitled Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. This includes tax positions considered to be “routine”, as well as those with a high degree of uncertainty. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and March 31, 2006 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2006, and also with the unaudited financial statements set forth in Part 1, Item 1 of this Quarterly Report.
Overview
     We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company developing novel small-molecule therapeutics, referred to as “vascular disrupting agents” or “VDAs,” to treat cancer and certain eye diseases. Our focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment in ophthalmological diseases such as age-related macular degeneration. Currently, we have two lead VDA product candidates, Zybrestat™ and OXi4503, in various stages of clinical development, as well as additional compounds that we are evaluating in preclinical studies. Our lead clinical compound is Zybrestat™ , which we previously referred to as CA4P, and which we anticipate will presently begin a multi-center, randomized, controlled, Phase III registration study as a potential treatment for anaplastic thyroid cancer. In addition, Zybrestat is in multiple ongoing trials in various oncology and ophthalmic indications, including studies in which the safety and efficacy of Zybrestat is being evaluated in combination treatment regimens with anti-angiongenics drugs, which we believe are potentially complementary to VDA therapy.
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
     We have generated a cumulative net loss of approximately $121,360,000 for the period from our inception through March 31, 2007. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of March 31, 2007, we had no long-term debt or loans payable.
Results of Operations
Costs and expenses
Three Months Ended March 31, 2007 and 2006
     Costs and Expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Three Months ended March 31,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$2,389	53%	$2,321	59%	$68	3%
General and administrative	2,124	47%	1,621	41%	503	24%

Total operating expenses	$4,513	100%	$3,942	100%	$571	13%

Research and development expenses
The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended March 31,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$719	30%	$799	34%	$(80)	-11%
External services	1,502	63%	1,353	58%	149	10%
Stock-based compensation	75	3%	131	6%	(56)	-75%
Other	93	4%	38	2%	55	59%

Total research and development	$2,389	100%	$2,321	100%	$68	3%

     The most significant increase in research and development expenses of $149,000 is due to an increase in early stage development activities with outside contractors in support of our ongoing program initiatives. The increase in external service costs was offset by decreases in both employee compensation and related expenses and stock-based compensation expense due to a reduction in the average number of employees dedicated to research and development programs of approximately 14% in the first quarter of 2007 as compared to the first quarter of 2006. We anticipate that research and development costs will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Three Months ended March 31,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$687	32%	$427	26%	$260	38%
Consulting and professional services	504	24%	501	31%	3	1%
Facilities related	171	8%	124	8%	47	27%
Stock-based compensation	468	22%	349	22%	119	25%
Other	294	14%	220	14%	74	25%

Total general and administrative	$2,124	100%	$1,621	100%	$503	24%

     A majority of the increase in general and administrative expenses in the first quarter of 2007 over the first quarter of 2006, is due to both employee compensation and related expenses as well as stock-based compensation expenses and is related to an increase in average salaries due to the hiring of the Chief Business Development Officer in February 2007 and the number of stock-based awards being expensed. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.
Other income and expenses
     Investment income decreased to approximately $572,000 in the three-month period ended March 31, 2007 compared to approximately $612,000 in the three-month period ended March 31, 2006. The decrease is due primarily to a lower average balance of funds available for investment during the 2007 period offset by a higher average rate of return on our invested cash balances.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2007, we had an accumulated deficit of approximately $121,360,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $42,229,000 at March 31, 2007, compared to approximately $45,839,000 at December 31, 2006.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Three Months
Ended March 31,
2007
Operating activities:

Net loss	$(3,948)
Non-cash adjustments to net loss	595
Changes in operating assets and liabilities:	(256)

Net cash used in operating activities	(3,609)

Investing activities:

Net decrease in available-for-sale securities	9,810
Purchase of furniture, fixtures and equipment	(7)
Other	(5)

Net cash provided by investing activities	9,798

Increase in cash and cash equivalents	6,189

Cash and cash equivalents at beginning of year	15,687

Cash and cash equivalents at end of year	$21,876

     Approximately 90% or $543,000 of the non-cash adjustments to net loss in the first quarter of 2007 is due to compensation expense related to the issuance of options and restricted stock. The decrease in available for sale securities and the associated increase in cash and cash equivalents were primarily attributable to the short term clinical trial needs and the cash requirements to fund those needs.
     We anticipate that our cash, cash equivalents and available-for-sale marketable securities, will be sufficient to satisfy the Company’s projected cash requirements at least through the first half of 2008. Our primary anticipated uses of funds during the 2007 fiscal year involve the preclinical and clinical development of our product candidates and potential in-licenses or other acquisitions of technology. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including Zybrestat™, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

     If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all.
     The following table presents our contractual obligations and commercial commitments as of March 31, 2007:
Payments due by period

		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, product development and clinical development commitments	$7,555	$7,305	$238	$12	$—

Operating leases	2,033	707	1,110	216	—

Total contractual cash obligations	$9,588	$8,012	$1,348	$228	$—

     Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $212,000 and $89,000 for the 12-month periods ending March 31, 2008 and 2009, respectively.
     Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by ASU. This agreement was subsequently amended in June 2002. From the inception of the agreement through March 31, 2007, we have paid a total of $2,400,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the three months ended March 31, 2007, we recognized a research and development charge of $100,000 related to the terms of the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an upfront license fee that provides full control over the development and commercialization of licensed compounds/molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievements of certain clinical milestones and royalties based on sales milestones as defined in the agreement. We has the right to sublicense all or portions of its licensed patent rights under this agreement. The Company does not expect to meet the clinical or commercial milestones in the near future.
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
     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three -month period ended March 31, 2007, we recorded approximately $268,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
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
     Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the three-month period ended March 31, 2007, we granted options to purchase 161,000 shares of our common stock using these assumptions. The majority of the stock option expense recorded in the three-month period ended March 31, 2007 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
     Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated forfeiture rates were calculated at 0% and 50%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2007, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report Form 10-K for the year ended December 31, 2006 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Employment Agreement between the Company and John Kollins, dated as of February 28, 2007

10.2	Amendment [No. 1] to Employment Agreement between the Company and David Chaplin, dated as of January 1, 2007

10.3	Separation Agreement between the Company and Scott Young, dated as of December 4, 2006

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: May 4, 2007	By:	/s/ Richard Chin Richard Chin, M.D.
President and Chief Executive Officer

Date: May 4, 2007	By:	/s/ James B. Murphy James B. Murphy
Vice President and Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Employment Agreement between the Company and John Kollins, dated as of February 28, 2007

10.2	Amendment [No. 1] to Employment Agreement between the Company and David Chaplin, dated as of January 1, 2007

10.3	Separation Agreement between the Company and Scott Young, dated as of December 4, 2006

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.