Form 10-Q
period 2007-06-30
OXIGENE INC
filed 2007-08-07
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑
As of July 15, 2007, there were 28,504,997 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,373	$15,687
Available-for-sale securities	27,095	29,661
Prepaid expenses	716	270
Other assets	377	371

Total current assets	37,561	45,989

Furniture and fixtures, equipment and leasehold improvements	1,306	1,248
Accumulated depreciation	(1,062)	(1,007)

	244	241

Available-for-sale securities — long term	1,574	491
License agreement, net of accumulated amortization of $772 and $724 at June 30, 2007 and December 31, 2006, respectively	727	777
Deposits	549	144

Total assets	$40,655	$47,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,109	$683
Accrued research and development	2,939	2,603
Accrued other	1,399	936

Total current liabilities	5,447	4,222

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 28,505 shares at June 30, 2007 and 28,175 shares at December 31, 2006, issued and outstanding	285	282
Additional paid-in capital	161,667	160,569
Accumulated deficit	(126,730)	(117,412)
Accumulated other comprehensive loss	(14)	(19)

Total stockholders’ equity	35,208	43,420

Total liabilities and stockholders’ equity	$40,655	$47,642

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
License revenue	$7	$—	$7	$—

Costs and expenses:
Research and development (1)	3,502	3,275	5,891	5,596
General and administrative (1)	2,380	2,337	4,504	3,958

Total costs and expenses	5,882	5,612	10,395	9,554

Operating loss	(5,875)	(5,612)	(10,388)	(9,554)

Investment income	523	639	1,094	1,250
Other expense, net	(17)	(22)	(24)	(28)

Net loss	$(5,369)	$(4,995)	$(9,318)	$(8,332)

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.33)	$(0.30)

Weighted average number of common shares outstanding	27,875	27,519	27,875	27,518

(1) Includes share-based compensation expense as follows:

Research and development	$77	$117	$152	$249
General and administrative	482	431	950	780
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(9,318)	$(8,332)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	55	36
Stock-based compensation	1,102	1,029
Amortization of licensing agreement	50	48

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(452)	(128)
Accounts payable and accrued expenses	1,225	309

Net cash used in operating activities	(7,338)	(7,038)

Investing activities:
Purchase of available-for-sale securities	(18,566)	(25,692)
Proceeds from sale of available-for-sale securities	20,054	26,228
Purchase of furniture, fixtures and equipment	(59)	(140)
Deposits	(405)	5

Net cash provided by investing activities	1,024	401

Financing activities:
Proceeds from the issuance of common stock	—	2

Net cash provided by financing activities	—	2

Net decrease in cash and cash equivalents	(6,314)	(6,635)

Cash and cash equivalents at beginning of period	15,687	32,344

Cash and cash equivalents at end of period	$9,373	$25,709

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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

The following is a summary of the fair values of available-for-sale securities: (amounts in thousands)

	June 30, 2007	December 31, 2006
Current
Government bonds and notes	$998	$1,982

Corporate bonds	10,161	12,524

Subtotal bonds	11,159	14,506

Asset-backed securities	2,651	—

Commercial paper	8,786	11,654

Certificates of deposit	4,499	3,501

Subtotal current available-for-sale securities	$27,095	$29,661

Long Term
Asset-backed securities	982	—
Corporate bonds	592	491

Subtotal long term available-for-sale securities	$1,574	$491

Total available-for-sale securities	$28,669	$30,152

     As of June 30, 2007, three of the Company’s available-for-sale securities account for the majority of the unrealized loss position totaling approximately $8,000, primarily attributable to increases in short-term to medium-term interest rates. The Company has determined that these losses are temporary, after taking into consideration the Company’s current cash and cash equivalent balances and its expected future cash requirements and its ability and intent to hold these securities until anticipated recovery. At December 31, 2006, the Company determined that one floating rate note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $9,000 and reduced their values to their fair values as of that date. As of December 31, 2006, 13 of the Company’s remaining available-for-sale securities were in an unrealized loss position, primarily attributable to increases in short-term to medium-term interest rates over the course of 2006. The Company determined that these unrealized losses were temporary, after taking into consideration its current cash and cash equivalent balances and its expected future cash requirements and its ability and intent to hold these securities until anticipated recovery.
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
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,825,000 and 2,375,000 at June 30, 2007 and 2006, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

Stock-based Compensation
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the three and six months ended June 30, 2007, the Company recorded approximately $559,000 and $1,102,000 of expense associated with share-based payments, respectively. For the three and six months ended June 30, 2006, the Company recorded approximately $548,000 and $1,029,000 expense associated with share-based payments, respectively.
     The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the three and six months ended June 30, 2007 options to purchase 276,000 and 437,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $2.12 and $2.45 per share, respectively, for the three and six months ended June 30, 2007. During the six months ended June 30, 2006, options to purchase 195,000 shares of the Company’s common stock were granted. The weighted average fair value of the options granted was $2.73 per share for the six months ended June 30, 2006. During the three months ended March 31, 2006, no options were granted.
     The fair values for the employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2007:

	Six months ended	Three months ended	Six months ended
Weighted Average Assumptions	June 30, 2007	June 30, 2007	June 30, 2006
Risk-free interest rate	4.62%	4.50%	5.13%
Expected life	5 years	5 years	5 years
Expected volatility	89%	88%	95%
Dividend yield	0.00%	0.00%	0.00%
Options, Warrants and Non-Vested Stock
The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the six months ended June 30, 2007:

			Weighted
			Average
			Remaining
	Shares	Weighted-	Contractual	Aggregate Intrinsic
	(in	Average	Life	Value
	thousands)	Exercise Price	(years)	(in thousands)
Options outstanding at December 31, 2006	1,632	$6.11
Granted	437	4.50
Exercised	—	—
Forfeited	(24)	5.48

Options outstanding at June 30, 2007	2,045	$5.78	7.38	$348

Options exercisable at June 30, 2007	1,066	$6.77	5.92	$295
Options vested or expected to vest at June 30, 2007	1,973	$5.82	7.32	$344

     All of the stock options listed above are non-qualified stock options except for 98,036 options granted in 2006 which have an exercise price per share of $4.08 and 106,605 options granted in 2007 with an exercise price per share of $4.69.
     As of June 30, 2007, there was approximately $2,567,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.0 years. The total fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was approximately $131,000 and $91,000, respectively.
Non-Vested Stock
The following table summarizes the activity for unvested stock during the six months ended June 30, 2007:

	Shares	Weighted-Average
	(in thousands)	Fair Value
Unvested at December 31, 2006	300	$5.18
Granted	330	4.63
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2007	630	$4.89
     The Company recorded expense of approximately $270,000 and $545,000 related to outstanding restricted stock awards during the three and six months ended June 30, 2007, respectively. As of June 30, 2007, there was approximately $2,330,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 2.4 years. During the six months ended June 30, 2007, no shares of restricted stock vested.
     In January 2007, the Company granted 250,000 shares of restricted common stock to the Chief Executive Officer pursuant to his employment agreement. In June 2007, the Company granted an aggregate of 80,000 shares of restricted common stock to two new members of the Board of Directors. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense will be recognized on a straight –line basis over the vesting period of the award.
Warrants
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of June 30, 2007, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price per share of the outstanding and exercisable warrants was $12.00 at June 30, 2007.
Comprehensive Income (Loss)
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss).
     Accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $14,000 at June 30, 2007 and $19,000 at December 31, 2006.
     A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net loss as reported	$(5,369)	$(4,995)	$(9,318)	$(8,332)
Unrealized gains (losses)	(6)	(3)	(5)	(14)
Comprehensive loss	$(5,375)	$(4,998)	$(9,323)	$(8,346)

2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through June 30, 2007, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of June 30, 2007, additional accelerated milestones that have previously been expensed and paid due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.

        In March 2007, the Company entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. The Company paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds/molecular products. The Company expensed the up-front payment to research and development expense. The agreement provides for additional payments by the Company to Intracel based on the achievement of certain clinical milestones and sales royalties based on sales milestones as defined in the agreement. The Company has the right to sublicense all or portions of its licensed patent rights under this agreement.
3. Restructuring
        In August 2006, the Company implemented a restructuring plan in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose of the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s potential product candidates.
     The following table sets forth the components of the Company’s restructuring as of June 30, 2007:

				Amounts
				Paid	Amounts
				Through	Accrued as of
	Original		Adjusted	June 30,	June 30,
	Charges	Adjustment	Charges	2007	2007
General and administrative
Employee severance and related costs	$7	$—	$7	$7	$0
Research and development
Employee severance and related costs	$468	$7	$475	$360	$114

Total restructuring	$475	$7	$482	$367	$114

4. Recent Accounting Pronouncements
     In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, entitled “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and June 30, 2006 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2006, and also with the unaudited financial statements set forth in Part 1, Item 1 of this Quaterly Report.
Overview
          We were incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, and are a biopharmaceutical company whose primary focus is the development and commercialization of novel small-molecule therapeutics, which we refer to as “vascular disrupting agents” or VDAs, for the treatment of cancer and certain eye diseases.
Our Vascular Disrupting Agent Product Candidates
          Currently, we have two VDA product candidates, ZYBRESTAT™ and OXi4503, in clinical development.
ZYBRESTAT™ (combretastatin-A4 phosphate/ CA4P) for anaplastic thyroid cancer and other oncology indications
          Our lead VDA product candidate, ZYBRESTAT™ , (which we previously referred to as combrestastatin-A4 phosphate / CA4P), is being evaluated as a potential treatment for anaplastic thyroid cancer in a 180-patient, multi-center, randomized, controlled, Phase II/III pivotal registration study, which we initiated in July 2007 under a Special Protocol Assessment agreed with the U.S. Food and Drug

Administration (FDA). Anaplastic thyroid cancer is believed to be one of the most aggressive and lethal cancers known to man, and no drugs are currently approved for this disease. ZYBRESTAT for anaplastic thyroid cancer has been designated as an Orphan Drug by the FDA and the European Commission. This designation confers statutory market exclusivity benefits and tax credits. In addition, the FDA has granted us “Fast Track” status for ZYBRESTAT in anaplastic thyroid cancer. In addition, ZYBRESTAT is being evaluated in multiple ongoing clinical studies in various oncology indications, including studies in which the safety and efficacy of ZYBRESTAT is being evaluated in combination treatment regimens with anti-angiongenic drugs, which we believe are potentially complementary to VDA therapy.
Development of a topical formulation of ZYBRESTAT™ (combretastatin-A4 phosphate/ CA4P) for ophthalmology indications
          Based on positive Phase II clinical study results observed with ZYBRESTAT in a form of macular degeneration known as myopic macular degeneration, we believe that the drug has potential utility for the treatment of age-related macular degeneration, the leading cause of blindness in adults over 50 years of age. We are working to develop a patient-friendly and convenient eye-drop or other topical formulation of ZYBRESTAT that can be utilized for age-related macular degeneration and potentially other ophthalmology indications. Initial results from preclinical formulation experiments have been positive, and we currently plan to file an IND for the topical formulation of ZYBRESTAT as a potential treatment for age-related macular degeneration in the first half of 2008.
OXi4503, dual-mechanism VDA for oncology indications
          OXi4503, our second VDA product candidate being developed for oncology indications, is currently being evaluated in a Phase I dose-escalation study in patients with advanced solid tumors. We refer to OXi4503 as an ortho-quinone prodrug, and we believe the drug works via a unique dual mechanism of action. In addition to acting as a VDA to shut down blood-flow to tumors, we believe the drug also has direct cytotoxic effects on tumors as a result of it being metabolized to an ortho-quinone chemical structure. In preclinical studies, OXi4503 has demonstrated potent effects as a single-agent in a variety cancer models.
How our VDA product candidates work
          Our VDA candidates selectively disrupt abnormal blood vessels that solid tumors and pathological lesions, in the case of ophthalmological diseases such as age-related macular degeneration, depend uon for supply of oxygen and nutrients as well as removal of metabolic waste products. Starved of critical nutrients and oxygen, the tumor or ophthalmological lesion cannot readily progress and may die, shrink, stabilize and/or become more susceptible to treatment with other therapeutics such as traditional chemotherapeutic drugs in the case of cancer. This general therapeutic strategy of starving tumors or opthalmological lesions of blood supply has been validated with the recent approval and successful commercialization of several anti-angiogenic drugs. Currently-approved anti-angiogenic drugs are believed to prevent growth and development of new blood vessels in tumors and opthalmological lesions, yet, unlike our VDA product candidates, have minimal effects on existing blood vessels in tumors and ophthalmological lesions. Because our VDA product candidates and currently-approved anti-angiogenic drugs work in different ways, we believe they are likely to be complementary when used in combination to treat patients with cancer and eye diseases. In preclinical models of cancer and eye disease, we and our collaborators have demonstrated that combination treatment with our VDA product candidates and anti-angiogenic drugs have additive effects as compared with single-agent therapy.
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
          Our primary drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (Combretum caffrum) by researchers at Arizona State University, or ASU. ASU has granted us an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins selectively disrupt the function of newly formed abnormal blood vessels associated with solid cancers and have a similar effect on abnormal blood vessels associated with certain diseases of the eye. We have developed two distinct technologies that are based on Combretastatins. We are currently developing the first of these technologies, our VDAs, for indications in both oncology and ophthalmology. We refer to the second technology as ortho-quinone prodrugs, or OQPs. We are currently developing OQPs for indications in oncology. We are also currently exploring opportunities to in-license additional compounds. Our focus is on those compounds that may complement our potential products under development or broaden solutions in our current therapeutic areas. In addition, we continue to explore the out-licensing of some rights to certain of our current compounds.
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
          We have generated a cumulative net loss of approximately $126,730,000 for the period from our inception through June 30, 2007. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of June 30, 2007, we had no long-term debt or loans payable.
Results of Operations
Revenue
Three Months Ended June 30, 2007 and 2006
          We reported $7,000 and $0 in license revenue for the three months ended June 30, 2007 and 2006. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Six Months Ended June 30, 2007 and 2006
          We reported $7,000 and $0 in license revenue for the three months ended June 30, 2007 and 2006. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
Six Months Ended June 30, 2007 and 2006
     Costs and Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Six Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$5,891	57%	$5,596	59%	$295	5%
General and administrative	4,504	43%	3,958	41%	546	12%

Total operating expenses	$10,395	100%	$9,554	100%	$841	9%

Research and development expenses
The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Six Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$1,681	28%	$1,958	35%	$(277)	-16%
External services	3,877	66%	3,275	59%	602	16%
Stock-based compensation	152	3%	249	4%	(97)	-64%
Other	181	3%	114	2%	67	37%

Total research and development	$5,891	100%	$5,596	100%	$295	5%

     The most significant increase in research and development expenses of $602,000 is due to an increase in early stage development activities with outside contractors in support of our ongoing program initiatives including the initiation of the ZYBRESTAT anaplastic

Thyroid Cancer pivotal registration study. The increase in external service costs was partially offset by decreases in both employee compensation and related expenses and stock-based compensation expense, both due to a reduction in the average number of employees dedicated to research and development programs of approximately 35% in the first half of 2007 as compared to the first half of 2006. The reduction in average number of employees was mainly due to the restructuring plan implemented in August, 2006, whereby 9 full time research and development employees were terminated. We anticipate that research and development costs, particularly external services costs, will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Six Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$1,519	34%	1,302	33%	$217	14%
Consulting and professional services	1,127	25%	1,105	28%	$22	2%
Facilities related	313	7%	285	7%	$28	9%
Stock-based compensation	950	21%	780	20%	$170	18%
Other	595	13%	486	12%	$109	18%

Total general and administrative
	$4,504	100%	$3,958	100%	$546	14%

          A majority of the increase in general and administrative expenses in the first half of 2007 over the first half of 2006 is due to increases in both employee compensation and related expenses, as well as stock-based compensation expenses and is related to an increase in average salaries due to the hiring of our Chief Business Development Officer, John Kollins, in February 2007 and a number of stock-based awards being expensed. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.
Three Months Ended June 30, 2007 and 2006
     Costs and Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Three Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$3,502	60%	$3,275	58%	$227	6%
General and administrative	2,380	40%	2,337	42%	$43	2%

Total operating expenses	$5,882	100%	$5,612	100%	$270	5%

Research and development expenses
The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$963	28%	$1,159	35%	$(196)	-20%
External services	2,375	68%	1,923	59%	452	19%
Stock-based compensation	77	2%	117	4%	(39)	-51%
Other	87	2%	76	2%	11	13%

Total research and development	$3,502	100%	$3,275	100%	$228	7%

          The most significant increase in research and development expenses of $452,000 is due to an increase in early-stage development activities with outside contractors in support of our ongoing program initiatives. The increase in external service costs was partially offset by decreases in both employee compensation and related expenses and stock-based compensation expense due to a reduction in the average number of employees dedicated to research and development programs of approximately 50% in the second quarter of 2007 as compared to the second quarter of 2006. The reduction in average number of employees was mainly due to the restructuring plan implemented in August, 2006, whereby 9 full time research and development employees were terminated. We anticipate that research and development costs in total and specifically external services costs will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Three Months ended June 30,
	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$833	35%	$875	37%	(42)	-5%
Consulting and professional services	$622	26%	604	26%	18	3%
Facilities related	$142	6%	161	7%	(19)	-12%
Stock-based compensation	$482	20%	431	19%	51	12%
Other	$301	13%	266	11%	35	13%

Total general and administrative	$2,380	100%	$2,337	100%	43	2%

          A majority of the increase in general and administrative expenses in the second quarter of 2007 over the second quarter of 2006 is related to a number of stock-based awards being expensed. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.

Other income and expenses
          Investment income decreased to approximately $523,000 in the three-month period ended June 30, 2007 compared to $639,000 in the three-month period ended June 30, 2006. Investment income decreased to approximately $1,094,000 in the six-month period ended June 30, 2007 compared to approximately $1,250,000 in the six-month period ended June 30, 2006. These decreases are due primarily to a lower average balance of funds available for investment during the 2007 period offset by a higher average rate of return on our invested cash balances.
Liquidity and Capital Resources
          We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2007, we had an accumulated deficit of approximately $126,730,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $38,042,000 at June 30, 2007, compared to approximately $45,839,000 at December 31, 2006.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Six Months Ended
June 30, 2007
Operating activities:

Net loss	$(9,318)
Non-cash adjustments to net loss	1,207
Changes in operating assets and liabilities	773

Net cash used in operating activities	(7,338)

Investing activities:

Net purchases of available-for-sale securities	1,488
Purchase of furniture, fixtures and equipment	(60)
Deposits	(404)

Net cash provided by investing activities	1,024

Decrease in cash and cash equivalents	(6,314)

Cash and cash equivalents at beginning of period	15,687

Cash and cash equivalents at end of period	$9,373

     Approximately 90% or $1,102,000 of the non-cash adjustments to net loss in the first half of 2007 is due to compensation expense related to the issuance of options and restricted stock. The decrease in available for sale securities and the associated increase in cash and cash equivalents were primarily attributable to the short term clinical trial needs and the cash requirements to fund those needs.
     We anticipate that our cash, cash equivalents and available-for-sale marketable securities, will be sufficient to satisfy the Company’s projected cash requirements for most of 2008. Our primary anticipated uses of funds during the 2007 fiscal year involve the pre-clinical and clinical development of our product candidates and potential in-licenses or other acquisitions of technology. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including ZYBRESTAT™, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
     If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. The funding source would be either from raising additional capital by selling equity securities or entering into a collaboration that would provide material funding. If additional financing is needed, there can be no assurance that additional financing will be available on acceptable terms when needed, if at all.
          The following table presents our contractual obligations and commercial commitments as of June 30, 2007:
Payments due by period

		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, product development and clinical development commitments	$18,486	$11,393	$7,089	$4	$—

Operating leases	1,857	709	1,013	135	—

Total contractual cash obligations	$20,343	$12,102	$8,102	$139	$—

          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $214,000 and $36,000 for the 12-month periods ending June 30, 2008 and 2009, respectively.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through June 30, 2007, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. In the six months ended June 30, 2007, we made a payment of $100,000 pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
          In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds and molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and sales royalties based on sales milestones as defined in the agreement. We have the right to sublicense all or portions of our licensed patent rights under this agreement.
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
     Impairment of Long-Lived Assets
          On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment whenever there are indications of impairment based on an undiscounted net cash flow approach, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.
     Stock-Based Compensation
          Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the six -month period ended June 30, 2007, we recorded approximately $557,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
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
Expected Volatility — The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the term of the option granted. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term.
Expected Dividends — Because we have never declared or paid any cash dividends on any of our common stock and do not expect to do so in the foreseeable future, we use an expected dividend yield of zero to calculate the grant date fair value of a stock option.
Risk-Free Interest Rate — The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant.
          Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the three-month period ended June 30, 2007, we granted options to purchase 276,000 shares of our common stock using these assumptions. The majority of the stock option expense recorded in the three-month period ended June 30, 2007 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At June 30, 2007, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
          On June 13, 2007, the Company held its Annual Meeting of Stockholders (the “Meeting”). On April 20, 2007, the record date for the Meeting, there were 28,504,997 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 26,254,339 shares were present, in person or by proxy and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, David Chaplin, Ph.D, Richard Chin, M.D., Arthur Laffer, Ph.D., William N. Shiebler, Per-Olof Söderberg and J. Richard Zecher , Ph.D. were elected by plurality of the votes cast, as follows:

		Withheld
	FOR	Authority
Name of Director	Number of Shares	Number of Shares
Joel-Tomas Citron	26,066,872	187,467
David Chaplin, Ph.D.	26,028,800	225,539
Richard Chin, M.D.	26,154,502	99,837
Arthur Laffer, Ph.D.	26,032,776	221,563
William N. Shiebler	26,112,066	142,273
Per-Olof Söderberg	26,044,168	210,171
J. Richard Zecher, Ph.D.	26,154,896	99,443
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Amendment No. 2 to Employment Agreement between the Company and Joel-Tomas Citron, dated July 9, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 11, 2007)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: August 6, 2007	By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial
Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 2 to Employment Agreement between the Company and Joel-Tomas Citron, dated July 9, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 11, 2007)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.