Form 10-Q
period 2007-09-30
OXIGENE INC
filed 2007-11-09
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2007, there were 28,504,997 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,828	$15,687
Available-for-sale securities	21,348	29,661
Prepaid expenses	672	270
Other assets	145	371

Total current assets	33,993	45,989

Furniture and fixtures, equipment and leasehold improvements	1,333	1,248
Accumulated depreciation	(1,092)	(1,007)

	241	241

Available-for-sale securities -long term	—	491
License agreement, net of accumulated amortization of $798 and $724 at September 30, 2007 and December 31, 2006, respectively	703	777
Deposits	555	144

Total assets	$35,492	$47,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,043	$683
Accrued research and development	2,847	2,603
Accrued other	1,064	936

Total current liabilities	4,954	4,222

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 28,505 shares at September 30, 2007 and 28,175 shares at December 31, 2006, issued and outstanding	285	282
Additional paid-in capital	162,253	160,569
Accumulated deficit	(132,004)	(117,412)
Accumulated other comprehensive income (loss)	4	(19)

Total stockholders’ equity	30,538	43,420

Total liabilities and stockholders’ equity	$35,492	$47,642

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
License revenue	$—	$—	$7	$—

Costs and expenses:
Research and development (1)	3,745	2,738	9,636	8,333
General and administrative (1)	1,984	1,626	6,488	5,585

Total costs and expenses	5,729	4,364	16,124	13,918

Operating loss	(5,729)	(4,364)	(16,117)	(13,918)

Investment income	467	642	1,562	1,892
Other expense, net	(13)	(8)	(37)	(36)

Net loss	$(5,275)	$(3,730)	$(14,592)	$(12,062)

Basic and diluted net loss per common share	$(0.19)	$(0.14)	$(0.52)	$(0.44)

Weighted average number of common shares outstanding	27,938	27,624	27,896	27,553

(1) Includes share-based compensation expense as follows:

Research and development	$145	$84	$297	$332
General and administrative	441	305	1,392	1,085
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(14,592)	$(12,062)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	85	60
Stock-based compensation	1,687	1,417
Amortization of licensing agreement	74	72

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(176)	(371)
Accounts payable and accrued expenses	732	289

Net cash used in operating activities	(12,190)	(10,595)

Investing activities:
Purchase of available-for-sale securities	(28,321)	(41,654)
Proceeds from sale of available-for-sale securities	37,148	39,924
Purchase of furniture, fixtures and equipment	(85)	(156)
Deposits	(411)	5

Net cash provided by (used in) investing activities	8,331	(1,881)

Financing activities:
Proceeds from the issuance of common stock	—	342

Net cash provided by financing activities	—	342

Net decrease in cash and cash equivalents	$(3,859)	$(12,134)

Cash and cash equivalents at beginning of period	$15,687	$32,344

Cash and cash equivalents at end of period	$11,828	$20,210

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency debt securities, and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.
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

The following is a summary of the fair values of the Company’s available-for-sale securities: (amounts in thousands)

	September 30, 2007	December 31, 2006
Current
Government bonds and notes	$—	$1,982

Corporate bonds	6,548	12,524

Subtotal bonds	6,548	14,506

Asset-backed securities	4,650	—

Commercial paper	9,150	11,654

Certificates of deposit	1,000	3,501

Subtotal current available-for-sale securities	$21,348	$29,661

Long Term
Corporate bonds	—	491

Subtotal long term available-for-sale securities	$—	$491

Total available-for-sale securities	$21,348	$30,152

     As of September 30, 2007, the Company’s available-for-sale securities are at a net unrealized gain position totaling approximately $4,000. At December 31, 2006, the Company determined that one floating rate note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $9,000 and reduced their fair values as of that date through a charge to operations. As of December 31, 2006, 13 of the Company’s remaining available-for-sale securities were in an unrealized loss position, primarily attributable to increases in short-term to medium-term interest rates over the course of 2006. The Company determined that these unrealized losses were temporary, after taking into consideration its current cash and cash equivalent balances and its expected future cash requirements.
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
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,798,000 and 2,351,000 at September 30, 2007 and 2006, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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
     The Company’s stock options are valued using the Black-Scholes option pricing model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the performance period, which is generally the same as the option vesting period. During the three and nine months ended September 30, 2007, options to purchase 200,000 and 637,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $2.59 and $2.50 per share, respectively, for the three and nine months ended September 30, 2007. During the nine months ended September 30, 2006, options to purchase 454,500 shares of the Company’s common stock were granted with a weighted average fair value of $2.90 per share. During the three months ended September 30, 2006, options to purchase 260,000 shares of the Company’s common stock were granted, with a weighted average fair value of $3.03 per share.
     The Company granted options to purchase 100,000 shares of common stock on April 30, 2007 that are subject to certain performance conditions. The Company has determined that it was not probable that those performance conditions will be met as of September 30, 2007, therefore no compensation expense has been recorded.
     The fair values for the employee stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three months ended	Three months ended	Nine months ended	Nine months ended
Weighted Average Assumptions	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Risk-free interest rate	4.62%	4.99%	4.62%	5.05%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	86%	95%	88%	95%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Options, Warrants and Non-Vested Stock
The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the nine months ended
September 30, 2007:

			Weighted
			Average
			Remaining
	Shares	Weighted-	Contractual	Aggregate Intrinsic
	(in	Average	Life	Value
	thousands)	Exercise Price	(years)	( in thousands)
Options outstanding at December 31, 2006	1,632	$6.11

Granted	637

Exercised	—	—
Forfeited/cancelled	(178)

Options outstanding at September 30, 2007	2,091	$5.72	7.27	$161

Options exercisable at September 30, 2007	1,170	$6.56	5.90	$160

Options vested or expected to vest at September 30, 2007	2,022	$5.76	7.21	$160
     As of September 30, 2007, there was approximately $2,393,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.1 years. The total fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was approximately $482,000 and $498,000, respectively.
Non-Vested Stock
The following table summarizes the activity for unvested stock in connection with restricted stock grants during the nine months ended September 30, 2007:

	Shares	Weighted-Average
	(in thousands)	Fair Value
Unvested at December 31, 2006	300	$5.18
Granted	330	4.63
Vested	(73)	4.86
Forfeited	—	—
Unvested at September 30, 2007	557	$4.90

     The Company recorded expense of approximately $220,000 and $764,000 related to outstanding restricted stock awards during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, there was approximately $1,986,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 2.2 years.
     In January 2007, the Company granted 250,000 shares of restricted common stock to its Chief Executive Officer pursuant to his employment agreement. In June 2007, the Company granted an aggregate of 80,000 shares of restricted common stock to two new members of the Board of Directors. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense will be recognized on a straight -line basis over the vesting period of the awards.
Warrants
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of September 30, 2007, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price per share of the outstanding and exercisable warrants was $12.00 at September 30, 2007.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.
     A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net loss as reported	$(5,275)	$(3,730)	$(14,592)	$(12,062)
Unrealized gains	18	64	23	50
Comprehensive loss	$(5,257)	$(3,666)	$(14,569)	$(12,012)

2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through September 30, 2007, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of September 30, 2007, additional accelerated milestones that have previously been expensed and paid due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, the Company entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. The Company paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds/molecular products. The Company expensed the up-front payment to research and development expense. The agreement provides for additional payments by the Company to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. The Company has the right to sublicense all or portions of its licensed patent rights under this agreement.
3. Separation agreement
     In September 2007, the Company entered into a separation agreement with Peter Harris M.D., its former Chief Medical Officer. Pursuant to the separation agreement, Dr. Harris will receive aggregate severance payments of approximately $163,000, which will be made in equal installments through February 28, 2008. The Company also agreed to extend the expiration date of 25,000 vested options, which will allow the exercise of those options through June 13, 2016. As a result of this modification, the

Company recognized additional compensation expense of $65,000 in September 2007. All unvested options held by Dr. Harris as of September 29, 2007 were forfeited. The remaining balance of the severance accrual is approximately $153,000 as of September 30, 2007 and is included in accrued expenses.
4. Restructuring
          In August 2006, the Company implemented a restructuring plan in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose of the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s product candidates under development.
     The following table sets forth the components of the Company’s restructuring as of September 30, 2007:

				Amounts
				Paid	Amounts
				Through	Accrued as of
	Original		Adjusted	September 30,	September 30,
	Charges	Adjustment	Charges	2007	2007
General and administrative
Employee severance and related costs	$7	$—	$7	$7	$0
Research and development
Employee severance and related costs	$468	$7	$475	$420	$55

Total restructuring	$475	$7	$482	$427	$55

5. Recent Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3 entitled “ Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for new contracts entered into after January 1, 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its financial position or results of operations.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, entitled “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement is an amendment to SFAS No. 115, Accounting for certain investment in debt and equity securities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position or results of operations.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and September 30, 2006 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2006, and also with the unaudited financial statements set forth in Part 1, Item 1 of this Quarterly Report.
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
ZYBRESAT™ (combretastatin-A4 phosphate/ CA4P) for anaplastic thyroid cancer and other oncology indications
          Our lead VDA product candidate, ZYBRESTAT™ , (which we previously referred to as combrestastatin-A4 phosphate / CA4P), is being evaluated as a potential treatment for anaplastic thyroid cancer in a 180-patient, multi-center, randomized, controlled, Phase II/III pivotal registration study, which we initiated in July 2007 under a Special Protocol Assessment agreed with the U.S. Food and Drug Administration (FDA). Anaplastic thyroid cancer is believed to be one of the most aggressive and lethal cancers known to man, and no drugs are currently approved for the treatment of this disease. ZYBRESTAT for anaplastic thyroid cancer has been designated as an Orphan Drug by the FDA and the European Commission. This designation confers specific market exclusivity benefits and tax credits. In addition, the FDA has granted us “Fast Track” status for ZYBRESTAT in anaplastic thyroid cancer. In addition, ZYBRESTAT is being evaluated in multiple ongoing clinical studies in various oncology indications, including a study in which the safety and efficacy of ZYBRESTAT is being evaluated in combination treatment regimen the with antiangiongenic drug, bevacizumab (AVASTIN®). Based on results from preclinical and human clinical studies, we believe antiangiongenic drugs are potentially complementary to VDA therapy.
Development of a topical formulation of ZYBRESTAT™ (combretastatin-A4 phosphate/ CA4P) for ophthalmology indications
          Based on positive Phase II clinical study results observed with ZYBRESTAT in a form of macular degeneration known as myopic macular degeneration, we believe that the product candidate has potential utility for the treatment of age-related macular degeneration, the leading cause of blindness in adults over 50 years of age. We are working to develop a patient-friendly and convenient eye-drop or other topical formulation of ZYBRESTAT that can be utilized for age-related macular degeneration and potentially other ophthalmology indications. Initial results from preclinical formulation experiments have been positive, and we currently plan to file an Investigational New Drug Application for the topical formulation of ZYBRESTAT as a potential treatment for age-related macular degeneration or other ophthalmological indications in the first half of 2008.
OXi4503, dual-mechanism VDA for oncology indications
          OXi4503, our second VDA product candidate being developed for oncology indications, is currently being evaluated in a Phase I dose-escalation study in patients with advanced solid tumors. We refer to OXi4503 as an ortho-quinone prodrug, and we believe that OXi4503 works via a unique dual mechanism of action. In addition to acting as a VDA to shut down blood-flow to tumors, we believe OXi4503 also has direct cytotoxic effects on tumors as a result of it being metabolized to an ortho-quinone chemical structure. In preclinical studies, OXi4503 has demonstrated potent effects as a single-agent in a variety cancer models.
How our VDA product candidates work
          Our VDA candidates selectively disrupt abnormal blood vessels that solid tumors and pathological lesions, in the case of ophthalmological diseases such as age-related macular degeneration, depend upon for supply of oxygen and nutrients as well as removal of metabolic waste products. Starved of critical nutrients and oxygen, the tumor or ophthalmological lesion cannot readily progress and may die, shrink, stabilize and/or become more susceptible to treatment with other therapeutics such as traditional chemotherapeutic drugs in the case of cancer. This general therapeutic strategy of starving tumors or opthalmological lesions of blood supply has been validated with the recent approval and successful commercialization of several antiangiogenic drugs. Currently-approved antiangiogenic drugs are believed to prevent growth and development of new blood vessels in tumors and opthalmological lesions, yet, unlike our VDA product candidates, have minimal effects on existing blood vessels in tumors and ophthalmological lesions. Because currently-approved anti-angiogenic drugs and our VDA product candidates work in different ways, we believe they are likely to be complementary when used in combination to treat patients with cancer and eye diseases. In preclinical models of cancer and eye disease, we and our collaborators have shown that combination treatments with our VDA product candidates and antiangiogenic drugs have additive effects as compared with single-agent therapy.
          Currently, we do not have any products available for sale. The only source of potential revenue to us at this time is from a license to a third party of our formerly owned Nicoplex and Thiol test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. We recognize revenue from this license agreement when payments are received due to the uncertainty of the timing of sales of products or services. Future revenues, if any, from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the foreseeable future unless we enter into a major licensing arrangement.
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
          We have generated a cumulative net loss of approximately $132,004,000 for the period from our inception through September 30, 2007. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of September 30, 2007, we had no long-term debt or loans payable.
Results of Operations
Revenue
Nine Months Ended September 30, 2007 and 2006
          We reported $7,000 and $0 in licensing revenue for the nine months ended September 30, 2007 and 2006, respectively. As noted above our only current source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues for this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
Three Months Ended September 30, 2007 and 2006
Costs and Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Three Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$3,745	65%	$2,738	63%	$1,007	37%
General and administrative	1,984	35%	1,626	37%	$358	22%

Total operating expenses	$5,729	100%	$4,364	100%	$1,365	31%

Research and development expenses
The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$1,153	31%	$1,285	47%	$(132)	-10%
Stock-based compensation	145	4%	84	3%	61	73%
External services	2,373	63%	1,274	47%	1,099	86%
Other	74	2%	95	3%	(21)	-22%

Total research and development	$3,745	100%	$2,738	100%	$1,007	37%

The most significant increase in research and development expenses from the three months ended September 30, 2006 to the comparable period in 2007 is due to an increase in early-stage development activities conducted with outside contractors in support of our ongoing program initiatives. The most significant program being the ZYBRESTAT Anaplastic Thyroid Cancer Phase II/III pivotal registration study initiated in the second quarter of 2007. The increase in external service costs was partially offset by a decrease in employee compensation and related expenses due to a reduction in the average number of employees dedicated to research and development programs of approximately 39% in the third quarter of 2007 as compared to the third quarter of 2006. The reduction in average number of employees was mainly due to the restructuring plan implemented in August 2006, whereby 9 full time research and development employees were terminated. We anticipate that research and development costs in total and specifically external services costs will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Three Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$412	21%	$391	24%	21	5%
Stock-based compensation	441	22%	305	19%	136	45%
Consulting and professional services	675	34%	526	32%	149	28%
Facilities related	139	7%	140	9%	-1	-1%
Other	317	16%	264	16%	53	20%

Total general and administrative	$1,984	100%	$1,626	100%	358	22%

     A majority of the increase in general and administrative expenses in the third quarter of 2007 over the third quarter of 2006 is related to the number of stock-based awards being expensed. The increase in consulting and professional services in the third quarter of 2007 over the third quarter of 2006 is related to an increase in public relations activities including retaining a public relations consultant in 2007. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.

Nine Months Ended September 30, 2007 and 2006
     Costs and Expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Nine Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$9,636	60%	$8,333	60%	$1,303	16%
General and administrative	6,488	40%	5,585	40%	903	16%

Total operating expenses	$16,124	100%	$13,918	100%	$2,206	16%

Research and development expenses
The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$2,835	29%	$3,153	38%	$(318)	-10%
Stock-based compensation	297	3%	333	4%	(36)	-11%
External services	6,250	65%	4,640	56%	1,610	35%
Other	254	3%	207	2%	47	23%

Total research and development	$9,636	100%	$8,333	100%	$1,303	16%

          The most significant increase in research and development expenses from the nine months ended September 30, 2006 to the comparable period in 2007 was driven by an increase in early stage development activities with outside contractors in support of our ongoing program initiatives including the initiation of the ZYBRESTAT Anaplastic Thyroid Cancer Phase II/III pivotal registration study. The increase in external service costs was partially offset by decreases in both employee compensation and related expenses and stock-based compensation expense, both due to a reduction in the average number of employees dedicated to research and development programs of approximately 36% in the first nine months of 2007 as compared to the same time period in 2006. The reduction in average number of employees was mainly due to the restructuring plan implemented in August, 2006, whereby 9 full time research and development employees were terminated. We anticipate that research and development costs, particularly external services costs, will increase over current levels as we make progress in our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2007		2006		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$1,932	30%	1,600	29%	$332	21%
Stock-based compensation	1,390	21%	1,085	19%	$305	28%
Consulting and professional services	1,802	28%	1,631	29%	$171	10%
Facilities related	452	7%	380	7%	$72	19%
Other	912	14%	889	16%	$23	3%

Total general and administrative	$6,488	100%	$5,585	100%	$903	16%

          A majority of the increase in general and administrative expenses in the first nine months of 2007 over the same time period in 2006 is due to increases in both employee compensation and related expenses, as well as stock-based compensation expenses and is related to an increase in average salaries due to the hiring of a senior officer, in February 2007, contracted incentive compensation payment to a senior executive, and the number of stock-based awards being expensed. In addition, the increase in consulting and professional services expenses is due to an addition of two members to our board of directors as well as increases to accounting, auditing and tax service fees. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.
Other income and expenses
          Investment income decreased to approximately $467,000 in the three-month period ended September 30, 2007 compared to $642,000 in the three-month period ended September 30, 2006. Investment income decreased to approximately $1,562,000 in the nine-month period ended September 30, 2007 compared to approximately $1,892,000 in the nine-month period ended September 30, 2006. These decreases are due primarily to a lower average balance of funds available for investment during the 2007 period.
     Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2007, we had an accumulated deficit of approximately $132,004,000. We expect to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $33,176,000 at September 30, 2007, compared to approximately $45,839,000 at December 31, 2006.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Nine Months Ended
September 30, 2007
Operating activities:

Net loss	$(14,592)
Non-cash adjustments to net loss	1,846
Changes in operating assets and liabilities	556

Net cash used in operating activities	(12,190)

Investing activities:

Net purchases of available-for-sale securities	8,827
Purchase of furniture, fixtures and equipment	(85)
Deposits	(411)

Net cash provided by investing activities	8,331

Decrease in cash and cash equivalents	(3,859)

Cash and cash equivalents at beginning of period	15,687

Cash and cash equivalents at end of period	$11,828

     Approximately 90% or $1,689,000, of the non-cash adjustments to net loss in the nine month period ended September 30, 2007 is due to compensation expense related to the issuance of options and restricted stock. The decrease in available for sale securities and the associated decrease in cash and cash equivalents were primarily attributable to the short term clinical trial needs and the cash requirements to fund those needs.
     We anticipate that our cash, cash equivalents and available-for-sale marketable securities, will be sufficient to satisfy the Company’s projected cash requirements for most of 2008. Our intention is to seek additional funding provided we can secure acceptable terms. There can be no assurances that additional financing will be available on acceptable terms. Our primary anticipated uses of funds during the remainder of 2007 fiscal year involve the pre-clinical and clinical development of our product candidates and potential in-licenses or other acquisitions of technology. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including ZYBRESTAT™, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
          The following table presents our contractual obligations and commercial commitments as of September 30, 2007:
Payments due by period

		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pre-clinical, product development and clinical development commitments	$16,315	$11,729	$4,586	$—	$—
Operating leases	1,681	712	915	54	—

Total contractual cash obligations	$17,996	$12,441	$5,501	$54	$—

          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $197,000 for the 12-month period ending September 30, 2008.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through September 30, 2007, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total payments of $700,000 through September 30, 2007. In the nine months ended September 30, 2007, we made a payment of $100,000 pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
          In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds and molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. We have the right to sublicense all or portions of our licensed patent rights under this agreement.
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
Stock-Based Compensation
          Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the nine -month period ended September 30, 2007, we recorded approximately $924,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
          The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•	the risk free interest rate for the expected option term
Stock Option Exercise Price & Grant Date Price of our common stock — The closing market price of our common stock on the date of grant.

Expected Term — The expected term of options represents the period of time for which the options are expected to be outstanding and is based on an analysis of historical behavior of participants over time.

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
          Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the three-month period ended September 30, 2007, we granted options to purchase 200,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in the three-month period ended September 30, 2007 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2007, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Amendment No. 2 to Employment Agreement between the Company and Joel-Tomas Citron, dated July 9, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 11, 2007)

10.2	Employment Agreement between the Company and Patricia Walicke dated July 27, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 1, 2007

10.3	Separation Agreement between the Company and Peter Harris, M.D. dated August 31,2007

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ Richard Chin

Richard Chin, M.D. President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ James B. Murphy
James B. Murphy Vice President and Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 2 to Employment Agreement between the Company and Joel-Tomas Citron, dated July 9, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 11, 2007)

10.2	Employment Agreement between the Company and Patricia Walicke dated July 27, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 1, 2007

10.3	Separation Agreement between the Company and Peter Harris, M.D. dated August 31,2007

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.