Form 10-K
period 2007-12-31
OXIGENE INC
filed 2008-03-14
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-21990

OXiGENE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Third Avenue Waltham, MA (Address of principal executive offices)	02451 (Zip Code)

Registrant’s telephone number, including area code: (781) 547-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share Common Stock Purchase Rights	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2007 was $104,683,000.

As of February 21, 2008, the aggregate number of outstanding shares of common stock of the registrant was 28,541,607.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

INTRODUCTION

OXiGENE, Inc. (“OXiGENE” or the “Company”) is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. The Company’s primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment in a number of ocular diseases, which are characterized by abnormal blood vessel growth. Because its VDA product candidates act via a validated therapeutic mechanism, inhibition of blood flow to tumors and neovascular lesions within the eye, the Company believes the risk associated with its drug development programs is lower than that of other agents that act via unvalidated therapeutic mechanisms.

OXiGENE’s most advanced therapeutic product candidate, ZYBRESTATtm (generic name fosbretabulin, previously known as combretastatin A4 phosphate or CA4P), is currently being evaluated in a Phase II/III pivotal registration study as a potential treatment for anaplastic thyroid cancer, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In addition, ZYBRESTAT is being evaluated in Phase Ib and II clinical trials, in combination with established cancer treatment modalities, as a potential treatment for other solid tumors, including non-small cell lung cancer (NSCLC), platinum resistant ovarian cancer, and head-and-neck cancer. Based upon preclinical results first published by its collaborators in the November 2007 online issue of the journal Blood, OXiGENE believes that ZYBRESTAT and its other VDA product candidates may also have utility in the treatment of hematological malignancies or “liquid tumors.”

In addition to developing ZYBRESTAT as an intravenously administered therapy for cancer indications, OXiGENE is developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions, such as age-related macular degeneration (AMD) that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. The Company believes that a safe, effective, convenient topically-administered anti-vascular therapeutic would have advantages over currently-approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes on a frequent basis. In addition to having potential utility for treating ocular diseases and conditions such as AMD that affect tissues such as the choroid in the back of the eye, the Company believes that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions that affect tissues in the front of the eye, such as the cornea and iris, and are characterized by abnormal growth of blood vessels, or neovascularization. The Company currently anticipates initiating human clinical studies with a topical formulation of ZYBRESTAT in an ophthalmological indication in 2008.

OXiGENE is currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors. The Company refers to OXi4503 as an ortho-quinone prodrug. In preclinical studies, OXi4503 has shown potent anti-tumor activity, both as a single-agent and in combination with other cancer treatment modalities. The Company believes that OXi4503 is differentiated from other VDAs by its ability to exert (i) potent vascular disrupting effects on tumor vasculature; and (ii) direct cytotoxic effects on tumor cells in a tumor-preferential fashion.

Finally, under a sponsored research agreement with Baylor University, the Company is pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer that it believes will be complementary with its later-stage VDA product candidates.

VDA Background

OXiGENE’s VDA drug development programs are based on a series of natural products called Combretastatins, which were originally isolated from the African bush willow tree (Combretum caffrum) by researchers at Arizona State University (ASU). ASU has granted the Company an exclusive, worldwide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Through in vitro and in vivo testing, it has been established that certain Combretastatins exert anti-tumor effects in both solid and liquid tumors by selectively (i) disabling newly-formed abnormal blood vessels that provide oxygen to and carry metabolic waste away from solid tumors; and (ii) disrupting key cell-to-cell functional and adhesion proteins that tumor blood vessels and leukemia cells utilize for stabilization. Via these mechanisms, OXiGENE’s VDA therapeutic candidates can exert dramatic effects on the shape and structural integrity of newly formed vascular endothelial cells. Vascular endothelial cells are the flat and elongated cells that form the walls of blood vessels; as these endothelial cells grow and divide, new blood vessels are formed.

In vitro studies have demonstrated that ZYBRESTAT (fosbretabulin) acts in a reversible fashion on a protein called tubulin inside the newly-formed and growing endothelial cells. By binding to the tubulin, ZYBRESTAT is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies.

Normal healthy tissues in the body have few actively growing endothelial cells. These normal, blood vessel endothelial cells have matured, and have much greater supporting structures such as pericytes and smooth muscle cells. They do not depend solely on tubulin for maintenance of their cell shape, and thus are much less susceptible to the effects of ZYBRESTAT. Because of this, ZYBRESTAT appears to have very high selectivity for abnormal blood vessels.

Preclinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that ZYBRESTAT also disrupts the molecular engagement of VE-cadherin, a junctional protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels. These two complementary mechanisms can block the flow of blood to a tumor and deprive it of oxygen and nutrients essential to its survival.

In addition, preclinical research first published in the November 2007 online issue of the journal Blood, indicate that ZYBRESTAT has potent effects against acute leukemia in both in vitro and in vivo models. The Company believes these data suggest that its VDA product candidates may also have clinical utility in the treatment of liquid tumors, and, in collaboration with its advisors, the Company is considering potential avenues for developing its VDA product candidates as treatments for liquid tumors.

VDAs are distinguishable from anti-angiogenesis agents, which attempt to prevent the formation of new tumor blood vessels, in that VDAs directly target the blood vessels that have already formed within tumors. OXiGENE believes that anti-angiogenesic drug products may prevent the continued growth of tumors but may not directly result in the death of existing cancer cells. In contrast, OXiGENE’s preclinical studies have shown that VDAs rapidly reduce blood flow within the tumor, thereby causing rapid and extensive tumor cell death. Moreover, because VDAs affect the central regions of the tumor, they may have the potential to enhance the effectiveness of currently available cancer therapies. In preclinical studies and an ongoing Phase Ib clinical study evaluating ZYBRESTAT in combination with the approved anti-angiogenic drug, bevacizumab, OXiGENE and its collaborators have observed that the combination of a VDA and an anti-angiogenic agent demonstrates enhanced activity against tumors.

OXiGENE has developed two distinct classes of therapeutic candidates that are based on Combretastatins: (i) VDAs, including ZYBRESTAT, which the Company is developing for both oncology and ophthalmology indications; and (ii) a sub-class of VDAs that it refers to as ortho-quinone prodrugs, which includes OXi4503, that the Company is developing for oncology indications.

Our Development Programs and Product Candidates

The following table outlines the ongoing and planned clinical development programs for our current product candidates:

ZYBRESTAT for Oncology — Intravenous

Indication	Combination Therapies	Sponsor	Phase	Status

Anaplastic Thyroid Cancer	Carboplatin/paclitaxel	OXiGENE	Pivotal Registration Phase II/III	Enrolling
Platinum-resistant Ovarian Cancer	Carboplatin/paclitaxel	UK CTC	Phase II	Enrolling
Refractory Tumors	Bevacizumab	OXiGENE	Phase Ib	Enrollment complete
Refractory Tumors (head and neck cancer)	Radiotherapy ± cetuximab	Cancer Research UK	Phase Ib	Enrolling
Non-Small Cell Lung Cancer	Carboplatin/paclitaxel/ bevacizumab	OXiGENE	Phase II	Planned for Q1 2008

ZYBRESTAT for Ophthalmology — Topical

Indication	Regimen	Sponsor	Phase	Status

Ophthalmological disease/condition characterized by abnormal neovascularization leading to vision loss	To be determined	OXiGENE	Phase I/IIa	Planned for Mid 2008

OXi4503 for Oncology — Intravenous

Indication	Regimen	Sponsor	Phase	Status

Refractory Tumors	Monotherapy	Cancer Research UK	Phase I	Enrolling

ZYBRESTAT Oncology

ZYBRESTAT (fosbretabulin) is OXiGENE’s lead VDA product candidate. In the field of oncology, five clinical trials evaluating ZYBRESTAT for the treatment of advanced solid tumor cancers have been completed and more than 300 patients have been dosed with ZYBRESTAT, either as a monotherapy or in combination with other cancer treatment modalities. Based on clinical results to date, OXiGENE believes that the safety profile of ZYBRESTAT in oncology appears favorable and may confer an advantage over currently-marketed anti-angiogenic agents.

ZYBRESTATtm, administered intravenously, is currently being evaluated in a 180-patient, controlled, randomized pivotal registration study, initiated in July 2007, pursuant to a Special Protocol Assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA), as a potential treatment for anaplastic thyroid cancer (ATC). Anaplastic thyroid cancer, which afflicts an estimated 1,000 to 4,000 people per year in the United States and Europe, is a highly aggressive and lethal malignancy for which therapeutic options are limited and there are no approved therapies. The primary endpoint for the pivotal registration study is overall survival, and the study design incorporates a planned interim analysis, which the Company currently anticipates will occur in mid-2009, upon occurrence of approximately half of a pre-specified number of events (deaths). Depending upon the results observed at the planned interim analysis, which will be conducted by an independent Data Safety Monitoring Committee, the study may be (i) continued as planned; (ii) stopped for overwhelming efficacy; or (iii) increased in size, with respect to the number of patients to be enrolled in the study, in order to increase the probability of observing a positive effect on overall survival.

The Company believes that preclinical and clinical trial results to date support development of ZYBRESTAT for ATC. In Phase I and II clinical trials conducted by OXiGENE or its collaborators, three of seven ATC patients responded to or achieved disease stabilization with ZYBRESTAT therapy, with one pathologically-confirmed ATC patient achieving a durable complete response (i.e., cure) after treatment with ZYBRESTAT monotherapy. Individual subjects with metastatic papillary or metastatic medullary thyroid cancer have also responded or achieved disease stabilization when treated with ZYBRESTAT. In a Phase II trial with ZYBRESTAT monotherapy in 26 patients with metastatic ATC, more than 1/3 achieved stable disease, with a median survival which compared favorably with historical median survival data for this disease from the published scientific literature.

In June 2003, FDA granted fast track designation to ZYBRESTAT, for the treatment of regionally advanced and/or metastatic ATC. The FDA’s fast track program is designed to facilitate the development and expedite the review of new drugs intended to treat life-threatening conditions for which there is no approved therapy. The fast track designation applies to the combination of a drug candidate and a specific disease indication.

In July 2003, ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. Orphan drug designations are granted by the FDA to provide economic incentives to stimulate the research and development of promising product candidates that treat rare diseases. The Orphan Drug Act provides for seven years of market exclusivity from the time of approval to the first sponsor that obtains market approval for an orphan drug-designated product. It also provides tax credits to defray the cost of research conducted to generate the data required for marketing approval, funding to support clinical trials and assistance in designing research studies. In the European Union, Orphan Drug Status confers up to 10 years of market exclusivity from the time of approval and as well allows access to a centralized approval process which may accelerate the approval and commercialization of the orphan-designated drug in all European Union states.

In addition to the ongoing pivotal registration study in anaplastic thyroid cancer, ZYBRESTAT is being evaluated in multiple ongoing oncology clinical trials in combination with other cancer treatment modalities, including chemotherapy, radiation therapy, and targeted therapies (i.e., bevacizumab, an approved anti-angiogenic therapeutic antibody that inhibits VEGF, a key blood-vessel growth factor.) Based on preclinical and clinical trial results to date, the Company believes that combinations of ZYBRESTAT, chemotherapy, radiation therapy, and anti-angiogenic therapeutics such as bevacizumab will have enhanced anti-tumor effects that may result in enhanced clinical benefits for cancer patients. Ongoing and planned clinical trials in which ZYBRESTAT is being evaluated in combination with other cancer treatment modalities are as follows:

•	Phase Ib clinical trial evaluating the combination of ZYBRESTAT and bevacizumab in patients with advanced solid tumors. In October 2007, the Company reported interim results from this trial indicating that the two-drug combination appeared safe and well-tolerated with early signs of clinical benefit and additive effects on tumor blood-flow inhibition. OXiGENE believes that this is the first-ever clinical trial combining a VDA and an anti-angiogenic agent. The Company anticipates reporting final results from this trial in 2008.

•	NSCLC — Phase II, double-blind, placebo-controlled trial evaluating a regimen of ZYBRESTAT + bevacizumab + standard chemotherapy versus bevacizumab + standard chemotherapy in patients with NSCLC. The Company anticipates initiating this trial in March 2008.

•	Platinum-resistant ovarian cancer — Phase II Simon two-stage design evaluating ZYBRESTAT in combination with chemotherapy in patients with platinum-resistant ovarian cancer. In December 2007, the Company reported that the primary endpoint for the first stage of this clinical trial had been achieved, and that the trial would continue to the second stage. In the first stage of the trial 3 of 18 patients treated with the ZYBRESTAT + chemotherapy combination achieved partial response, and 7 of the first 11 evaluable patients achieved stable diseases. The regimen appeared to be safe and well-tolerated, with no evidence of gastrointestinal perforations, as were observed in a similar patient population treated with the approved anti-angiogenic agent, bevacizumab. The Company believes that the results from this clinical study, in combination with results reported in November 2005 from a Phase Ib trial of ZYBRESTAT in combination with chemotherapy in ovarian cancer patients (both platinum-sensitive and platinum-resistant disease) provide evidence of an efficacy signal in ovarian cancer.

•	Phase Ib ZYBRESTAT + radiation therapy + cetuximab (anti-EGFR monoclonal antibody) in patients with head and neck solid tumors. The Company anticipates reporting results from this trial in 2008. In addition to the cohorts receiving cetuximab, this study has also included groups of patients with prostate, NSCLC or head and neck cancer who were treated with radiation therapy alone in combination with ZYBRESTAT.

ZYBRESTAT Oncology Business Strategy

OXiGENE believes that the ATC indication potentially offers a route to ZYBRESTAT (fosbretabulin) approval and commercialization in a targeted therapeutic area that is characterized by (i) a relatively small universe of specialty physicians who treat and manage patients; (ii) high unmet medical need; and (iii) the absence of other promoted therapeutic products. These characteristics suggest that the ATC / refractory thyroid cancer market could be effectively addressed with a small specialty commercial organization. In addition to ATC, OXiGENE believes that patients suffering from other forms of refractory thyroid cancer may benefit from treatment with ZYBRESTAT, and the Company is considering options for undertaking clinical trials to further evaluate the therapeutic utility of ZYBRESTAT in other forms of thyroid cancer.

Beyond the thyroid cancer area, the Company believes that ZYBRESTAT may have therapeutic utility in a variety of solid and liquid tumors, and the Company is actively considering partnership options in order to rapidly pursue development and commercialization of ZYBRESTAT in a breadth of oncology indications.

ZYBRESTAT Topical and Its Application in Ophthalmological Indications

Based on results from preclinical and clinical trials, the Company believes that a topically-applied formulation of ZYBRESTAT (e.g., an eyedrop) is feasible and may have clinical utility in the treatment of patients with a variety of ophthalmological diseases and conditions, such as age-related macular degeneration, diabetic retinopathy and neovascular glaucoma, which are characterized by abnormal blood vessel growth and associated loss of vision. In these diseases, the Company believes that ZYBRESTAT can be utilized as a therapeutic to selectively disable the network of abnormally formed existing and emerging blood vessels which infiltrate the back or other parts of the eye and thereby cause severe visual impairment. In addition to having potential utility for treating ocular diseases and conditions such as AMD that affect tissues in the back of the eye, the Company believes that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions that affect tissues in the front of the eye, such as the cornea and iris, and are characterized by abnormal neovascularization.

Although several anti-angiogenic therapeutics have been approved and are marketed for ophthalmological indications in which patients are experiencing active disease, the requirement that they be injected directly into the eye on a repeated basis is a significant limitation that may result in serious side effects. As a result, therapies injected into the eye are typically used only in the subset of patients with active and severe disease; the much larger proportion of patients with nascent and/or less severe disease have limited therapeutic options. OXiGENE believes that a topical formulation of ZYBRESTAT may (i) decrease the requirement for or possibly even replace the use of medications injected into the eye; and (ii) have utility for treating patients with newly developed and/or less severe forms of neovascular ophthalmological diseases and conditions, which could potentially prevent these patients from developing active and/or severe forms of the disease that result in vision loss. Injectable anti-angiogenic therapies are not an appropriate treatment option for many of these patients.

In February 2007, OXiGENE announced that all 23 myopic macular degeneration patients treated with intravenous ZYBRESTAT in a Phase II clinical trial successfully achieved the primary endpoint of the trial, vision stabilization at three months. Based on these results, the Company believes that a topical formulation of ZYBRESTAT is likely to have clinical activity in ophthalmological diseases characterized by abnormal neovascularization, provided the topical formulation can deliver adequate amounts of drug to the relevant target tissues in the eye, (e.g., the retina and choroid in the case of AMD.) In December 2007, OXiGENE announced that topical formulations of ZYBRESTAT administered to rabbits resulted in achievement of drug concentrations in target tissues (i.e., the retina and choroid) that the Company believes are adequate for therapeutic activity. The Company is undertaking studies to confirm these results in primate models. Provided that primate topical administration studies are successful, the Company anticipates submitting an investigational new drug application (IND) or IND equivalent outside the United States by the middle of 2008 that will enable initiation of human clinical trials with a topical formulation of ZYBRESTAT.

The Company believes that a topical formulation of ZYBRESTAT could address unmet medical needs in a number of ophthalmological diseases and conditions that are characterized by abnormal vascularization that results in vision loss, including age-related macular degeneration, myopic macular degeneration, diabetic retinopathy and neovascular glaucoma. Information as to the prevalence of such diseases and conditions, as of 2005, is set forth below:

Indication	Prevalence in United States

Wet age-related macular degeneration	1.5 million patients
Dry age-related macular degeneration	14 million patients
Myopic macular degeneration	100 thousand patients
Proliferation of diabetic retinopathy	2.1 million patients
Neovascular glaucoma	< 100 thousand patients

Ortho-Quinone Prodrugs, or OQPs, i.e. VDAs with tumor-preferential cytotoxicity

The Company is pursuing development of its lead OQP product candidate, OXi4503, as a treatment for cancer.

OXi4503 and Its Application in Oncology

Preclinical research with OXi4503, OXiGENE’s first OQP candidate, suggests that it not only acts as a VDA to shut down tumor blood flow, but can also be metabolized in a tumor-preferential fashion into a compound which could assist with killing the remaining tumor cells at the periphery of the tumor by direct cytotoxic activity against tumor cells. In preclinical studies, OXi4503 has shown potent single-agent anti-tumor activity, and, when administered in combination with other cancer treatment modalities — including chemotherapy, radiation therapy, anti-angiogenic therapy, tyrosine kinase inhibitors, and stem-cell mobilizing therapy — demonstrates enhanced anti-tumor activity. The Company believes that OXi4503 is differentiated from other VDAs by its ability to exert (i) potent vascular disrupting effects on tumor vasculature; and (ii) direct cytotoxic effects on tumor cells in a tumor-preferential fashion.

In December 2004, the United Kingdom regulatory authorities accepted an application from our collaborators, Cancer Research UK, to initiate a dose-escalating Phase I clinical trial of OXi4503 in patients with advanced cancer, and this trial is currently ongoing. In October 2007, our collaborators from Cancer Research UK presented interim data from this trial indicating that OXi4503 was observed to be well tolerated with no dose-limiting toxicity seen to date at dosages corresponding to maximum-tolerated dosages in preclinical studies. In addition, tumor blood flow shutdown and metabolic inactivation were observed with MRI and PET imaging, and disease stabilization (stable disease per RECIST criteria) was achieved in 4 of 20 subjects. The Company anticipates receiving data from this clinical trial in the first half of 2008. Following determination of the safety profile and maximum tolerated dose of OXi4503 in the ongoing Phase I trial, the Company plans to undertake further development of the product candidate, potentially in collaboration with a partner, with future study designs and direction based on review of the Phase I data and results obtained from preclinical studies.

Company Background

The Company is a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with its corporate office in the United States at 230 Third Avenue, Waltham, Massachusetts 02451 (telephone: 781-547-5900; fax: 781-547-6800). We also have offices located at 1001 Bay Hill Drive, San Bruno, California and in the United Kingdom at Magdalen Centre, Robert Robinson Avenue, The Oxford Science Park, Oxford, OX4 4GA. The Company’s Internet address is www.OXiGENE.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).

TECHNOLOGY OVERVIEW

According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90% of all cancers, more than 200 types, are solid tumors, which are dependent on a continually developing vascular supply for their growth and survival. This naïve vasculature is the focal point of OXiGENE’s research and development program. The Company’s clinical candidates appear to disrupt the function of newly formed abnormal blood vessels that are associated with solid tumors and vision impairment in a variety of eye diseases and conditions characterized by abnormal neovascularization that results in loss of vision. OXiGENE is researching and developing two separate, but related, classes of compounds. The first class of compounds, termed Vascular Disrupting Agents, or VDAs, departs significantly from current approaches to treating cancer. Despite advances in surgery, radiation and chemotherapy, serious problems with these conventional treatments persist: many solid tumors remain incurable, especially when the tumor has metastasized or is a large mass at the time of diagnosis; surgery may not be capable of treating certain tumors because of their location; and chemotherapy and radiation may not be effective in attacking the tissue core of the tumor. In addition, chemotherapy and radiation treatments may damage healthy cells along with cancerous cells, resulting in serious side effects for patients and, in many instances, can also induce drug resistance in the tumor. Therefore, a need exists for novel and highly targeted approaches to fighting cancer.

Anti-tumor VDAs are the focus of much scientific research. VDAs attack a tumor’s life support system, the network of existing and emerging blood vessels, and selectively disrupt the existing blood vessel structures, particularly those within the tumor, creating a rapid and irreversible shutdown of these blood vessels. Preclinical data in sarcoma tumors indicate that in animals with tumor xenografts treated with ZYBRESTAT, those animals that achieve the greatest tumor blood-flow inhibition have the greatest rates of tumor cell deaths. OXiGENE believes that shutting off a tumor’s blood supply is an efficient therapeutic strategy and that there are many advantages to using VDAs.

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

Based on pre-clinical studies and results from early stage clinical trials that show significant anti-tumor activity with VDA therapy, the Company believes that VDAs will be complementary to existing and emerging cancer treatments. As a result, in 2005 OXiGENE broadened its clinical trial pipeline and is currently evaluating ZYBRESTAT in combination with prevalent anti-cancer therapies, such as radiation and chemotherapy, as well as newer, highly-targeted therapies, such as anti-VEGF therapy, in a variety of key indications. These clinical trials are currently in various stages, including Phase Ib, Phase II and Phase III. OXiGENE also continues to conduct preclinical research studies with VDAs. In July 2007, the Company initiated a 180-

patient, controlled, randomized pivotal registration study, pursuant to a Special Protocol Assessment (SPA) agreement with the FDA, as a potential treatment for anaplastic thyroid cancer (ATC).

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

Combretastatin.  Combretastatin compounds are naturally occurring small molecules found in the bark of the African bush willow tree (Combretum caffrum). They were discovered and isolated over a decade ago at ASU. In May 1997, OXiGENE and ASU entered into an option agreement to develop and test Combretastatins. The agreement granted OXiGENE an option to acquire an exclusive, world-wide, royalty-bearing license with respect to the family of Combretastatins’ commercial rights, which OXiGENE exercised and subsequently signed a license agreement with respect to on August 2, 1999. The agreement is to terminate upon expiration of the last patent, in any country, subject to the license or within two months of receipt of written notice of termination from the Company.

OXiGENE’s most clinically advanced compound in the Combretastatin family is ZYBRESTAT. Since its early-stage oncology clinical trials with ZYBRESTAT, which were initiated in the fourth quarter of 1998 and the first quarter of 1999, OXiGENE has made significant strides with the compound’s clinical advancement. Today, ZYBRESTAT is being evaluated in clinical trials both as a monotherapy and in combination with other cancer treatments. ZYBRESTAT is currently in one Phase II/III clinical trial, two Phase II clinical trials, and five Phase Ib or Ib/II clinical trials in various other key cancer indications. The compound is also believed to be the only VDA in a human clinical trial in combination with the anti-angiogenic agent, bevacizumab. Based on the various stages of its clinical development and the breadth of monotherapy and combination treatments being evaluated clinically, OXiGENE believes that ZYBRESTAT is the most advanced VDA candidate currently in clinical development.

In December 2001, the Company announced the selection of OXi4503 as its second clinical compound, and moved forward with preclinical development. Today, OXi4503 is the lead clinical compound in a class of drugs we have termed OQPs. OXi4503 has a profile of activity that appears to be distinct from that of ZYBRESTAT in that it appears to be able to cause tumor regression in a number of experimental tumor models when administered as a single-agent. While ZYBRESTAT has demonstrated the ability to act as a VDA and block blood flow to most central parts of the tumor when it is used alone, tumor regrowth can occur in many cases from a narrow rim of tumor cells surviving at the periphery adjacent to normal tissue. Current research suggests that, in addition to the effects on existing tumor blood vessels, OXi4503 is metabolized to a compound which appears to attack the surviving tumor cells in the tumor periphery. A Phase I dose-escalating clinical trial of OXi4503 in patients with advanced cancer was initiated in December 2004 and is currently ongoing.

In September 2006, OXiGENE announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab. In this article Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT and an anti-angiogenic agent (an anti-VEGF-receptor antibody) had synergistic effect on tumors. Overall, this research suggests a compelling strategy to maximize the therapeutic potential of VDAs and anti-angiogenic drugs as a therapy against solid tumors.

Since other disease pathologies are associated with the abnormal development of new vessels, VDAs may also have applications in non-oncology indications. Promising data with ZYBRESTAT in animal models of ocular disorders associated with neovascularization led the Company, in conjunction with key partners, to investigate its use in various eye diseases. ZYBRESTAT has been studied in a Phase II trial to evaluate its effect in patients with myopic macular degeneration (MMD), which was completed in October 2006. Additionally, OXiGENE is conducting preclinical experiments to develop a topically-administered formulation of ZYBRESTAT that could be used to treat ophthalmological diseases and conditions, such as AMD, that are characterized by abnormal neovascularization resulting in loss of vision.

CLINICAL TRIAL PROGRAM

ZYBRESTAT.  The Company began testing ZYBRESTAT (fosbretabulin) in three Phase I dose-escalating clinical trials during the fourth quarter of 1998 and the first quarter of 1999. Each of these clinical trials, which examined the safety, pharmacokinetics and mode of action of ZYBRESTAT using three different dose regimens in patients with advanced solid tumors, has been completed. The key findings of these initial clinical trials are summarized below:

(1) ZYBRESTAT was well tolerated and side effects were manageable .

(2) A similar maximum tolerated dose was determined in each clinical trial.

(3) The side-effect profile did not display the typical toxicities associated with cytotoxic chemotherapeutic agents.

(4) ZYBRESTAT demonstrated reductions in tumor blood-flow at a range of doses in a variety of tumors.

(5) There is data to support biological and anti-vascular activity in humans with a meaningful therapeutic index.

(6) Promising signs of clinical effects were observed in 96 patients treated with ZYBRESTAT monotherapy with one complete response (1%) in a patient with anaplastic thyroid cancer, at least two partial responses (1-3%), and 21 (22%) patients achieving stable disease.

Following the successful completion of these initial three Phase I trials, ZYBRESTAT progressed to the next stage of clinical evaluation. During 2002 and 2003, ZYBRESTAT entered into various investigator-sponsored clinical trials, either as a monotherapy or in combination trials with either chemotherapy or radiotherapy. These early dose-escalating trials were designed to further inform the ZYBRESTAT clinical development program and to assess the drug candidate’s anti-tumor effects and safety profile. The combination trials were also conducted to evaluate the compatibility and potential synergistic effects of ZYBRESTAT with various cancer treatment modalities in key oncology indications.

In December 2004, OXiGENE announced the initiation a Phase II clinical trial of ZYBRESTAT in combination with carboplatin and paclitaxel. OXiGENE advanced ZYBRESTAT into this Phase II trial with chemotherapy based on positive results from a Phase I/II trial conducted at the Mount Vernon Hospital in London, UK. This Phase II trial led by Dr. Wallace Akerley, Director of Clinical Research at the Huntsman Cancer Center at the University of Utah, evaluated patients commonly treated with carboplatin and paclitaxel therapies, such as those with breast, lung or ovarian cancers, as well as two patients with anaplastic thyroid cancer (ATC). The trial was completed in December 2006. The imaging study confirmed blood flow shutdown in a wide variety of advanced imageable tumors, safety was in line with expectations and tumor responses were seen in multiple patients. The two patients with ATC experienced the greatest reductions in tumor blood-flow, with one achieving partial response and the other stable disease. An acceptable safety profile of ZYBRESTAT was observed when given along with carboplatin and paclitaxel, a widely-used chemotherapy regimen.

ZYBRESTAT in Oncology

Based on these trials, OXiGENE developed its core clinical development program with ZYBRESTAT in oncology, and set the foundation for what the Company believes to be its approval pathway in oncology with ZYBRESTAT.

ZYBRESTAT for the Treatment of ATC

The Company has determined to focus on ATC as its lead targeted indication in oncology for ZYBRESTAT in the immediate future. In June 2003, the FDA granted fast-track designation to ZYBRESTAT, for the treatment of regionally advanced and/or metastatic ATC. The FDA’s fast-track program is designed to facilitate the development and expedite the review of new drugs intended to treat life-threatening conditions for which there is no approved therapy. The fast-track designation applies to the combination of a drug candidate and a specific disease indication.

In July 2003, ZYBRESTAT was awarded orphan drug status for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. In May 2006, ZYBRESTAT was awarded orphan drug status for the treatment of ovarian cancer. Orphan drug designations are granted to provide economic incentives to stimulate the research and development of promising products that treat rare diseases. The Orphan Drug Act provides for seven years of market exclusivity to the first sponsor that obtains market approval for an orphan drug-designated product. It also provides tax credits to defray the cost of research conducted to generate the data required for marketing approval, funding to support clinical trials and assistance in designing research studies.

Currently, the Company is enrolling patients in a randomized, 180-patient, Phase II/III pivotal registration study designed to evaluate the combination of ZYBRESTAT, carboplatin and paclitaxel as a treatment for ATC.

ATC is an extremely aggressive and rapidly progressive cancer that the Company estimates each year afflicts approximately 1,000 to 4,000 people in the United States and Europe. ATC is a disease with an extremely high unmet medical need, as it is resistant to almost all forms of therapy tumor doubling time can be as brief as one week, and patients diagnosed with ATC have very limited prospects for survival. Median survival in several published ATC epidemiology / natural history studies was 3 months, and the one-year survival rate was less than 10% in one study. Of the seven ATC patients enrolled in the Company’s Phase I and II trials of ZYBRESTAT in ATC, one patient had a complete response, one patient had a partial response and a third patient achieved a stable disease response. Moreover, in our Phase I and II studies that employed tumor blood-flow imaging, patients with ATC and other forms of advanced, refractory thyroid cancer tended to experience the greatest reductions in tumor blood-flow, relative to patients with other solid tumors, following treatment with ZYBRESTAT. Of four patients with forms of advanced, refractory thyroid cancer besides ATC that were treated in our Phase I and II studies with ZYBRESTAT monotherapy, one achieved partial response and two achieved stable disease .

A Phase II ZYBRESTAT monotherapy trial was initiated in 2003 at the Ireland Cancer Center at University Hospitals of Cleveland to treat ATC. This trial was designed to evaluate the survival time of patients with regionally advanced and/or metastatic ATC treated with ZYBRESTAT in comparison to what has historically been extremely short survival time with conventional therapy. Interim results from this study, reported at the 2006 ASCO meeting, demonstrated that stable disease was achieved in approximately one-third of the patients. Subsequent reports from the principal investigator in this study indicate that seven of twenty-six ATC patients achieved stable disease, median survival was 4.7 months, one-year survival rate was 23%, and at least two patients had survived for more than 30 months. The Company believes these results compare favorably with those from published ATC natural history studies and evaluations of other potential treatments for ATC.

OXiGENE believes that, with orphan drug and fast track-designation status in ATC, there is an opportunity to be first to market with a VDA by undertaking a pivotal registration study in this indication. In July 2007, the Company initiated a Phase II/III clinical trial, pursuant to an SPA agreement with the FDA, to evaluate ZYBRESTAT as a potential treatment for ATC.

Phase II: ZYBRESTAT in Combination with Chemotherapy for the Treatment of Advanced, Platinum-Resistant Ovarian Cancer

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

Despite advances in the management of cancer with chemotherapy, radiotherapy and surgery, the disease recurs in many women within five years. Patients whose disease recurs within six months of completion of chemotherapy with a platinum-based drug are considered “platinum-resistant.” The majority of women with advanced ovarian cancer will relapse and many of these women will be considered platinum-resistant either at first relapse or at a later relapse. Although treatment with cytotoxic chemotherapy is an alternative for patients with platinum-resistant ovarian cancer, response rates are typically in the range of 10-20%, and frequently are achieved at the expense of side-effects that impair patients’ quality-of-life. Platinum-resistant ovarian cancer thus represents a serious disease with a high unmet medical need.

In November 2005, OXiGENE announced that interim data from the Phase Ib portion of the ongoing Phase II ovarian study at the American Association for Cancer Research Meeting. The Phase 1b portion of the study was conducted in patients with a variety of advanced solid tumors and included 15 patients with inoperable ovarian cancer. The principal investigator in his presentation noted a 67% response rate to the combination treatment among a sub-population of evaluable patients with advanced, inoperable ovarian cancer (10 out of 15 evaluable patients) who were treated with a combination of ZYBRESTAT and chemotherapy, all of whom had failed previous, alternate cancer treatments. Tumor response was measured according to RECIST or CA125. Additionally, four ovarian cancer patients had disease stabilization during treatment. In this Phase 1b study, which included multiple refractory tumors, partial responses were also seen in patients with esophageal cancer and small cell lung cancer.

On September 21, 2005, the Company announced the initiation of a Phase II clinical trial evaluating ZYBRESTAT in triple combination therapy with carboplatin and paclitaxel — a widely used chemotherapeutic regimen — for the treatment of relapsed, advanced platinum-resistant ovarian cancer. The Simon two-stage design, Phase II triple combination trial is an open-label trial designed to determine the safety and efficacy of ZYBRESTAT in combination with carboplatin and paclitaxel. The trial is a UK-based multi-center study, and patient response is being evaluated using the international standard, RECIST, and CA125 response criteria.

On December 31, 2007, the Company announced that the pre-specified primary efficacy endpoint for Stage 1 of this ongoing study had been achieved with three of eighteen patients achieving a partial response by RECIST or CA125 criteria. Enrollment of an additional twenty-five patients in Stage 2 of the study is ongoing. In May 2006, ZYBRESTAT was awarded orphan drug status for the treatment of ovarian cancer.

Phase Ib: ZYBRESTAT in Combination with the Anti-Angiogenic Agent, Bevacizumab, for the Treatment of Solid Tumors

In September 2006, a publication in the journal Science revealed the results of a preclinical study evaluating the combination of VDAs with an anti-angiogenic drug to enhance suppression of tumor growth in mice. Using an anti-angiogenic drug, 24 hours prior to administration of either of OXiGENE’s VDAs, ZYBRESTAT or OXi4503, resulted in markedly enhanced anti-tumor activity in the study.

While anti-tumor VDAs, such as ZYBRESTAT, and anti-angiogenic agents, such as bevacizumab, both target a tumor’s blood vessels, they differ in their approach and in their end result. With anti-angiogenic agents, the therapeutic objective is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that sprout and feed the tumor. These agents typically are used chronically over months and years to prevent further growth of the tumor mass. As the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. Anti-tumor VDAs, by comparison, attack tumors rapidly by selectively disrupting the existing blood vessel structure, particularly the vessels within the tumor, creating a rapid and irreversible shutdown of these blood vessels. Thus, while VDAs appear to destroy the established blood vessel network within a tumor, anti-angiogenic agents are thought primarily to prevent the growth of new blood vessels. Furthermore, anti-angiogenic agents may be successful in targeting and preventing re-growth of the viable rim of a tumor, which remains relatively intact post-VDA treatment.

A growing body of preclinical and clinical data has demonstrated that the combination of a VDA compound and an anti-angiogenic agent could be a potentially potent therapeutic combination for both oncology and ophthalmology indications. OXiGENE believes that combining these two types of therapeutic agents could ultimately offer a new and viable treatment strategy destroying tumors or ocular neovascular lesions not only by targeting new blood vessel growth, but also by destroying already-established blood vessel networks that feed tumors, or, in the case of ophthalmological diseases and conditions, lead to loss of vision.

On November 16, 2005, we reported that an investigator presented preclinical data that indicated that the combination of ZYBRESTAT or OXi4503, OXiGENE’s second clinical product candidate, with the anti-angiogenic drug, bevacizumab, showed biological and anti-tumor activity. Both ZYBRESTAT and OXi4503, when administered in combination with bevacizumab, appeared to demonstrate improved anti-tumor effects versus treatment with ZYBRESTAT, OXi4503 or bevacizumab as a single agent. Tumor response was measured by tumor growth delay in a human renal cell carcinoma model (Caki-1). The results suggested that treatment with bevacizumab and ZYBRESTAT or OXi4503 resulted in statistically significant tumor growth delays, and that both ZYBRESTAT and OXi4503 appeared to be effective at causing vasculature damage and tumor cell death in the central regions of solid tumors. The study also suggested that OXi4503 reduced the peripheral rim of tumor cells that can lead to tumor re-growth.

Based on this preclinical evidence, on December 5, 2005 OXiGENE announced the initiation of a Phase Ib clinical trial to evaluate ZYBRESTAT in combination with bevacizumab in patients with advanced solid tumors. This is the first human clinical trial to pair a vascular disrupting compound and an anti-angiogenic agent in the treatment of cancer, specifically in people who have failed previous treatments and who are in advanced stages of disease.

OXiGENE’s Phase Ib combination trial with bevacizumab is an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT are being evaluated in combination with an approved dose of bevacizumab. If the maximum tolerated dose is not one of the three doses being investigated, further escalation will not be conducted. Tumor response is being evaluated according to RECIST. Pharmacodynamic effects to assess blood flow shutdown of tumor vasculature will be assessed with Dynamic Contrast Enhanced Magnetic Resonance Imaging, or DCE-MRI. In October 2007, the Company reported interim results from this trial indicating that the two-drug combination appeared safe and well-tolerated with early signs of clinical efficacy (prolonged stable disease in several patients) and additive effects on tumor blood-flow inhibition. OXiGENE believes that this is the first-ever clinical trial combining a VDA and an anti-angiogenic agent. The Company anticipates reporting final results from this trial in 2008.

Based on results from the ZYBRESTAT — bevacizumab Phase Ib combination study, in March 2008, the Company plans to initiate a Phase II, randomized, parallel arm trial evaluating a regimen of ZYBRESTAT plus bevacizumab and standard chemotherapy, as compared to bevacizumab plus standard chemotherapy alone, in patients with NSCLC.

In addition to these core clinical programs in oncology, ZYBRESTAT is currently being studied in several investigator-sponsored clinical trials. OXiGENE believes that the results from investigator-sponsored trials will add to its knowledge concerning the effects of ZYBRESTAT in a variety of tumor types and when administered in combination with chemotherapy, radiation, and/or targeted therapies.

Other Clinical Trials with ZYBRESTAT in Oncology:

A Phase Ib clinical study evaluating ZYBRESTAT in combination with radiotherapy for the treatment of NSCLC as well as patient cohorts with prostate cancer and head and neck cancer was initiated in 2004. On October 5, 2005, the investigator from the Mount Vernon Hospital in London presented interim trial data for the cohort of patients with NSCLC. The presentation was given at the National Cancer Research Institute’s Cancer Conference held in Birmingham, United Kingdom. The Phase Ib trial included two cohorts of patients with NSCLC who received radiotherapy and either a single dose of ZYBRESTAT at the end of the first week of radiotherapy treatment or once weekly doses of ZYBRESTAT for three weeks. The investigator noted in his presentation that those patients who received weekly ZYBRESTAT for three weeks, as compared to those patients who received a single dose of ZYBRESTAT, showed a trend of increase in the median survival to approximately one year. The investigator also reported that increased radiation toxicities had not been observed when ZYBRESTAT was administered, and that the side effects of ZYBRESTAT observed to date were mild and self-limiting. This trial evaluating ZYBRESTAT with radiotherapy and cetuximab remains ongoing in the head and neck patient cohorts.

OXi4503 in Oncology

OXiGENE initiated a clinical trial with its second oncology candidate, OXi4503. In December 2004, the Company announced the initiation of a Phase I trial of OXi4503 in patients with advanced, solid tumors. OXi4503 has been shown in animals to have potent anti-tumor activity as both a single-agent and in combination therapy. OXi4503 is of particular interest in that it exhibits not only the vascular disrupting properties characteristic of our lead vascular targeting agent ZYBRESTAT, but also appears to cause direct killing of some types of tumor cells in vitro.

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

In October 2007, the Company reported that interim results from this trial, and OXi4503 was observed to be well tolerated with no dose-limiting toxicity seen to date at dosages corresponding to maximum-tolerated dosages in preclinical studies. Tumor blood-flow shutdown and metabolic inactivation were observed with MRI and PET imaging, and disease stabilization (stable disease per RECIST criteria) was achieved in several patients. The Company anticipates receiving data from this clinical trial in the first half of 2008.

ZYBRESTAT in Diseases of the Eye

Abnormal neovascularization characterizes of a variety of ophthalmological diseases and conditions, including corneal neovascularization, central retinal vein occlusion, proliferative diabetic retinopathy, retinopathy of prematurity, sickle cell retinopathy, myopic macular degeneration, age-related macular degeneration, and neovascular glaucoma, and the Company believes that a topical formulation of ZYBRESTAT could have therapeutic utility and address significant unmet medical needs in a number of these diseases/conditions. The Company and/or its collaborators have published encouraging results from preclinical studies with ZYBRESTAT in various preclinical models of ophthalmological diseases characterized by abnormal neovascularization, and in February 2007, we announced positive results from a 23-patient, Phase II clinical trial of intravenously-administered ZYBRESTAT in MMD. The Company believes the results from this study establish human proof-of-concept for ZYBRESTAT in ophthalmological indications and suggest that if the Company is successful in developing a topical formulation of ZYBRESTAT that delivers therapeutic concentrations of ZYBRESTAT to target tissues in the eye (e.g., the retina and choroid in the case of AMD), it is likely to have clinical activity in ophthalmological diseases characterized by abnormal neovascularization that results in loss of vision. In December 2007, the Company reported results from a preclinical study with topically-administered ZYBRESTAT in rabbits indicating that, with topically-administered ZYBRESTAT, drug concentrations are achieved in target tissues in the eye (i.e., the retina and choroid) that the Company believes are sufficient for therapeutic effect. A similar confirmatory preclinical study in primates has recently concluded confirming data from earlier rabbit and rodent studies. Based on these results, the Company anticipates submitting an IND or equivalent to support clinical evaluation of ZYBRESTAT topical in an ophthalmological indication or indications by the middle of 2008 and initiating a clinical study or studies in patients with ophthalmological disease later in 2008.

REGULATORY MATTERS

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed.

Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase I: The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase III: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

During the development of a new drug, sponsors may, under certain circumstances request a special protocol assessment, or SPA, from the FDA. For example, a sponsor may request an SPA of a protocol for a clinical trial that will form the primary basis of an efficacy claim in an NDA. The request, which must be made prior to commencing the trial, must include the proposed protocol and protocol-specific questions that the sponsor would like the FDA to answer such as questions regarding the protocol design, study goals and data analysis for the proposed investigation. After receiving the request, the FDA will consider whether the submission is appropriate for an SPA. If an SPA is appropriate, the FDA will base its assessment on the questions posed by the sponsor. Comments from the FDA review team are supposed to be sent to the sponsor within 45 calendar days of receipt of the request. The sponsor may request a meeting to discuss the comments and any remaining issues and uncertainties regarding the protocol. If the sponsor and the FDA reach agreement regarding the protocol, the agreement will be documented and made part of the administrative record. This agreement may not be changed by the sponsor or the FDA after the trial begins, except (1) with the written agreement of the sponsor and the FDA or (2) if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue an approvable letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDAs, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The current pediatric exclusivity provision was reauthorized on September 27, 2007.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

The FDA also administers a clinical research grants program, whereby researchers may compete for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices, and medical foods for rare diseases and conditions. A product does not have to be designated as an orphan drug to be eligible for the grant program. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced postmarket authority, including the authority to require postmarket studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. FDA’s postmarket authority takes effect 180 days after the enactment of the law. Failure to comply with any requirements under the new law may result in significant penalties. The new law also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements, and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition, to new legislation, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. For drugs without approval in any Member State, the decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and includes a major expansion of the prescription drug benefit under a new Medicare Part D. Medicare Part D went into effect on January 1, 2006. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress is currently considering passing legislation that would lift the ban on federal negotiations. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its compounds ZYBRESTAT and OXi4503 and to identify new preclinical candidates that are complementary to our VDAs and OQPs. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research and development staff. In general, these programs are created, developed and controlled by internal Company management. Currently, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2007, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Gray Cancer Institute, Middlesex, United Kingdom;

•	Baylor University, Waco, Texas;

•	Arizona State University, Tempe, Arizona;

•	University of Florida, Gainesville, Florida, and

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts.

The Company has secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Under the ASU license, the Company has the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. The Company bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, the Company has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. Payments made to ASU to date have amounted to $2,500,000. The agreement is to terminate upon expiration of the last patent, in any country, subject to the licence or within two months of receipt of written notice of termination from the Company. Currently, the Company is in compliance with the license.

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

Unless and until the Company enters into any new material collaborations, with respect to ZYBRESTAT and/or the related Combretastatin family of compounds, the Company intends to advance its potential product candidates through the next stages of clinical trials and development independently.

PATENTS AND TRADE SECRETS

The Company is able to protect its technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. OXiGENE has over 30 pending patent applications and over 25 issued patents in the United States that are owned by or exclusively licensed to it, as well as pending corresponding foreign patent applications. The Company’s policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. OXiGENE also intends to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. The Company seeks protection, in part, through confidentiality and proprietary information agreements.

OXiGENE has exclusively licensed from the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of Arizona State University (ASU) certain US and international intellectual property rights to develop and commercialize combretastatins and combretastatin derivatives for a range of indications. Such patents expire between 2013 and 2021. The Company has exclusively licensed from Bristol Myers-Squibb certain US and international intellectual property rights drawn to certain amine salts of combretastatin A-4 phosphate, including the salt form currently being developed by us. The U.S. patents expire in 2021. The license from Bristol Myers-Squibb includes extensive international protection of the licensed invention.

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

The Company is aware of a limited number of companies involved in the development of VDAs. Such companies include AstraZeneca, sanofi-aventis, Antisoma, Nereus and MediciNova, all of which have VDAs that management believes are at an earlier stage of clinical development than the Company’s lead compound, ZYBRESTAT.

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

EMPLOYEES

The Company expects to continue to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of February 15, 2008 the Company had twenty one (21) full-time employees, of which eleven (11) were engaged in research and development and monitoring of clinical trials. Most of the Company’s pre-clinical testing and clinical trials are subcontracted and performed at universities in the United States and Europe with the assistance of contract research organizations.

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

The members of the Company’s Clinical Trial Advisory Board are:

HILARY CALVERT, MB, is the Clinical Director of the Northern Institute for Cancer Research and Professor of Medical Oncology at the University of Newcastle upon Tyne, England. His training is in Medicine, Mathematics and Biochemistry. He has had a long involvement in anticancer drug development starting while he was working at the Institute for Cancer Research / Royal Marsden Hospital in London. Since 1989 he has worked in the University of Newcastle at Tyne and has implemented a program of drug development, aimed at using the molecular pathology of human cancers to define targets, developing drugs aimed at those targets and performing preclinical and early clinical studies. In 2005, he was awarded the Pfizer Research Innovation Award for his work on developing new anticancer drugs.

JEFFREY S. HEIER, M.D. is a Vitreoretinal Specialist at Ophthalmic Consultants of Boston, Co-Director of the Vitreoretinal Fellowship at OCB/Tufts Medical School, and President of the Center for Eye Research and Education in Boston, Massachusetts. Dr. Heier’s academic appointments include an instructorship in ophthalmology at Tufts University School of Medicine and Harvard University Medical School, both in Boston. Dr. Heier received a medical degree from Boston University School of Medicine in Massachusetts, and subsequently completed a transitional internship, ophthalmic residency, and vitreoretinal fellowship at Fitzsimons Army Medical Center. Additional postgraduate training includes a vitreoretinal fellowship completed at Ophthalmic Consultants of Boston/Tufts University School of Medicine. Dr. Heier’s research interests are focused on age-related macular degeneration (AMD), diabetic retinopathy, and innovation in vitreoretinal surgical instrumentation: areas he has pursued as lead or principal investigator in numerous clinical trials.

STANLEY KAYE, M.D., BSc, is currently Head of the Drug Development Unit and Head of the Section of Medicine at the Royal Marsden Hospital/Institute of Cancer Research, London. Until recently he was also Head of the Gynecology Unit at the Royal Marsden Hospital. He is now responsible for one of the world’s largest Phase I Units, incorporating 10 in-patient and 5 outpatient beds, over 40 staff and over 20 current new drug trials. Between 150 and 200 patients per year now enter Phase I trials in the Unit. He is the author of over 300 peer reviewed papers, he sits on the Editorial Board of 12 cancer journals, and has held various national and international responsibilities, most notably in Cancer Research UK for which he currently chairs the Clinical and Translational Research Committee.

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

We have experienced net losses every year since our inception and, as of December 31, 2007, had an accumulated deficit of approximately $137,801,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA and OQP technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

Our product candidates have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in an early stage of development. In order to achieve profitable operations, we, alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials. Further, our research or product development efforts or those of our collaborative partners may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

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

We have licensed in rights to ZYBRESTAT, OXi4503 and other programs from third parties. If our license agreements terminate, we may lose the licensed rights to our product candidates, including ZYBRESTAT and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from ASU and the Bristol-Myers Squibb Company for ZYBRESTAT and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose our rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU and the Bristol-Myers Squibb Company, and Baylor University, we could lose our rights under these agreements. Any such disputes may or may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. We do not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. Our actual capital requirements will depend on numerous factors, including: the progress of and results of our preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by us of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

Under our current operating plan and capital budget, and based on our current cost expectations and levels of operations, we anticipate that our cash, cash equivalents and available-for-sale marketable securities together with the utilization of funds available under our Committed Equity Financing Facility with Kingsbridge Capital Limited, will be sufficient to satisfy our projected cash requirements at least through the first quarter of fiscal 2009, including substantial advancement of currently ongoing clinical trials towards FDA approval of ZYBRESTAT and OXi4503, our lead clinical-stage compounds. We cannot predict with any certainty the success of any clinical trials, whether or not FDA approval will ultimately be obtained, and if obtained, whether such approval will be conditioned or take longer than expected. Due to the numerous risks and uncertainties of the drug development and FDA approval process, we cannot guarantee that our current cash, cash equivalents and capital will be sufficient to fund operations for the full time period described above. If our existing funds are not sufficient, we would be required to seek additional funding and/or take other measures to reduce expenses.

In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.5 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 to 12 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter.

In the event that all of the capital infusion initiatives discussed above are unsuccessful and should we be unable to sell shares under the CEFF due to the limitations contained in the CEFF agreement by the end of our fiscal 2008 second quarter, we are prepared to implement cost reduction measures. These cost reduction measures would include the cessation or delay of at least two of the current or planned clinical studies of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, the cessation of our preclinical study of our in-licensed antibody protein — OXiMAb-24A, the delay or reduction in early stage development efforts in research with respect to our second-generation VDA, OXi4503, and the reduction of certain employee incentive programs.

In addition, we will likely have to raise substantial additional funds: if FDA approval is obtained with respect to our ZYBRESTAT and OXi4503 compounds, to bring such compounds to market, including arranging for or developing manufacturing capabilities and completing marketing and other commercialization activities related to ZYBRESTAT and OXi4503; to complete the development of any additional products other than the development and FDA approval process related to ZYBRESTAT and OXi4503; and to bring any other potential product to market. The issuance of additional equity securities by us, if required to support these or any other purposes, would result in dilution to our existing stockholders. Additional financing may not be available on acceptable terms when needed, if at all. If adequate funds are not available on acceptable terms when needed, we would be required to delay, scale back or eliminate one or more of our product development programs or seek to obtain funds through arrangements with collaborative partners or others, which arrangements may include a requirement that we relinquish rights to certain of our technologies or products or rights related to our technologies or products that we would not otherwise relinquish. Our failure to obtain funding when and in the amounts needed and/or our acceptance of funding on terms that are not favorable to us or less favorable to us than we would ordinarily desire, would have a material adverse effect on our financial position and results of operations.

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

Upon the marketing approval of any one or more of our products, if at all, sales of our products will depend significantly on the extent to which reimbursement for our products and related treatments will be available from government health programs, private health insurers and other third-party payers. Third party payers and governmental health programs are increasingly attempting to limit and/or regulate the price of medical products and services. The Medicare Prescription Drug Improvement and Modernization Act, as well as other changes in governmental or in private third-party payers’ reimbursement policies may reduce or eliminate any currently expected reimbursement. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of December 31, 2007, we were the holder, sole assignee or co-assignee of thirty one (27) granted United States patents, twenty four (28) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly Joel-Tomas Citron, our Chairman of the Board, Dr. David Chaplin, our Executive Vice Chairman of the Board and Chief Scientific Officer, Dr. Richard Chin, our President and Chief Executive Officer and Dr. Patricia Walicke, our Chief Medical Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.

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

The market price of our common stock has been, and likely will continue to be highly volatile. Factors, including our or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of our common stock. The price and liquidity of our common stock may also be significantly affected by trading activity and market factors related to the Nasdaq and Stockholm Stock Exchange markets, which factors and the resulting effects may differ between those markets.

Our restated certificate of incorporation, our amended and restated by-laws, our shareholder rights agreement and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

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

The Company’s corporate headquarters is located in Waltham, Massachusetts where it leases a total of approximately 13,000 square feet of office space. The base term of the lease at the Waltham facility is five years and nine months, commencing on September 1, 2003 and expiring in May 2009. The Company continues to pay rent on its former headquarters location in Watertown, Massachusetts which it sublets. The primary lease on the Watertown facility expires in November 2010. The base term of the sublease on the Watertown facility expires in August 2008 and contains an option to extend the sublease for two years and two months from the expiration of the base term. The Company expects that either the current subtenant will exercise its option to extend the sublease or it will be able to find another suitable subtenant for the space for the remainder of the lease term. In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, United Kingdom. The lease is a month to month lease. The Oxford facility primarily houses research and development personnel. In March 2007, the Company executed a service agreement with Regus Business Centre for office space in San Bruno, California. This agreement expires on May 31, 2008 with an option to extend upon written notice given 90 days prior to of the termination date. The Company rents fully equipped offices where Regus provides administrative support. There were 6 offices rented under this agreement as of December 31, 2007. The Company does not own or lease any laboratories or other research and development facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 2007.

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

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low

First Quarter	$4.99	$3.68	$4.70	$3.65
Second Quarter	$5.12	$3.77	$4.83	$3.31
Third Quarter	$4.25	$3.04	$4.29	$2.82
Fourth Quarter	$3.93	$2.10	$5.88	$3.72

On February 21, 2008, the closing price of the Company’s common stock on the Nasdaq Global Market was $2.06 per share.

As of February 21, 2008, there were approximately 83 stockholders of record of the approximately 28,542,000 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2007 Annual Meeting of Stockholders, that there are approximately 15,000 beneficial owners of its common stock. The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2007. The selected financial data for each of the five years in the period ended December 31, 2007 has been derived from the audited financial statements of the Company, The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

STATEMENT OF OPERATIONS DATA:
License revenue	$12	$—	$1	$7	$30
Operating costs and expenses:
Research and development	14,130	10,816	7,098	5,947	4,036
General and administrative	8,155	7,100	5,951	4,540	5,282

Total operating costs and expenses	22,285	17,916	13,049	10,487	9,318

Operating loss	(22,273)	(17,916)	(13,048)	(10,480)	(9,288)
Investment income	1,955	2,502	1,135	470	321
Interest expense	—	—	—	—	(36)
Other income (expense), net	(71)	(43)	4	(14)	635

Net loss	$(20,389)	$(15,457)	$(11,909)	$(10,024)	$(8,368)

Basic and diluted net loss per common share	$(0.73)	$(0.56)	$(0.61)	$(0.61)	$(0.63)
Weighted average number of common shares outstanding	27,931	27,626	19,664	16,560	13,184

	Years Ended December 31,
	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale securities	$28,438	$45,839	$58,855	$30,502	$18,572
Working capital	23,880	42,083	52,667	21,765	15,250
Total assets	30,064	47,642	60,268	31,757	20,205
Total liabilities	5,207	4,222	3,734	2,622	3,735
Accumulated deficit	(137,801)	(117,412)	(101,955)	(90,046)	(80,022)
Total stockholders’ equity	$24,857	$43,420	$56,534	$29,135	$16,470

Amounts related to amortization of license agreement were separately stated during the years ended December 31, 2004 and 2003 but have been reclassified to research and development expense to conform to the current year presentation.

The other income amount in fiscal 2003 is primarily attributable to the recognition of $600,000 of previously unrecognized foreign currency translation gain in connection with the completion of the liquidation of the Company’s Swedish subsidiary, OXiGENE AB.

Amounts related to rent loss accrual were included in accrued other current liabilities during the years ended December 31, 2006, 2005 and 2004 but have been reclassified to long term liabilities to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that we believe may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, we operate in an industry sector where securities values are volatile and may be influenced by regulatory and other factors beyond our control.

OVERVIEW

We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of drug candidates referred to as vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment, which are characterized by abnormal blood vessel growth. Because our VDA product candidates act via a well-validated therapeutic mechanism, inhibition of blood flow to tumors and neovascular lesions within the eye, we believe the risk associated with our drug development programs is lower than that of many other agents that act via unvalidated therapeutic mechanisms.

Our most advanced therapeutic product candidate, ZYBRESTATtm, is currently being evaluated in a Phase II/III pivotal registration study as a potential treatment for anaplastic thyroid cancer, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In addition, ZYBRESTAT is being evaluated in Phase Ib and II clinical trials, in combination with established cancer treatment modalities, as a potential treatment for other solid tumors, including non-small cell lung cancer (NSCLC), platinum-resistant ovarian cancer, and head-and-neck cancer. Based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal Blood, we believe that ZYBRESTAT and our other VDA product candidates may also have utility in the treatment of hematological malignancies or “liquid tumors.”

In addition to developing ZYBRESTAT as an intravenously administered therapy for cancer indications, we are developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions, such as age-related macular degeneration that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective convenient and topically-administered anti-vascular therapeutic would have advantages over currently-approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes on a frequent basis. We currently anticipate initiating in 2008 human clinical studies with a topical formulation of ZYBRESTAT in an ophthalmological indication.

We are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase 1 clinical study in patients with advanced solid tumors. We refer to OXi4503 as an ortho-quinone prodrug. In preclinical studies, OXi4503 has shown potent anti-tumor activity, both as a single-agent, and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its ability to exert (i) potent vascular disrupting effects on tumor vasculature; and (ii) direct cytotoxic effects on tumor cells in a tumor-preferential fashion.

Finally, under a sponsored research agreement with Baylor University, we are pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer that we believe will be complementary with our later-stage VDA product candidates.

Financial Resources

We have generated a cumulative net loss of approximately $137,801,000 for the period from our inception through December 31, 2007. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income.

As of December 31, 2007, we had approximately $28,438,000 in cash, cash equivalents and marketable securities. We primarily invest in commercial paper, investment-grade corporate bonds, asset backed securities and money market funds. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. As of December 31, 2007, the weighted average days to maturity of our available-for-sale marketable securities was approximately 66 days, and the yield to maturity based on the cost of those investments was approximately 4.9%. We expect that income from these investments may decrease in fiscal 2008 as compared to fiscal 2007 due to an expected lower average balance of invested funds and a lower average yield.

•	In June 2003, we completed a private placement with three large institutional investors. We received approximately $13,898,000 in net proceeds after deducting costs and expenses. The investors purchased 1,500,000 shares of our common stock at $10.00 per share and were issued two-year warrants which expired in 2005 to purchase up to an aggregate of 375,000 shares of our common stock at a price of $15 per share. In addition to the cash offering costs of $1,102,000, the placement agent in the offering was issued five-year warrants to purchase up to an aggregate of 150,000 shares at $12.00 per share, which expire in June 2008.

•	In January 2004, we received gross proceeds of approximately $24,200,000 from the sale of 2,755,695 shares of our common stock and net proceeds of approximately $22,359,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing us to sell up to $50,000,000 of our common stock, debt securities and/or warrants to purchase our securities.

•	In March 2005, we received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of our common stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to the shelf registration statement referred to above.

•	In December 2005, we received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of our common stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in September 2005, allowing us to sell up to $75,000,000 of our common stock, debt securities and/or warrants to purchase our securities.

•	In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.5 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 to 12 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter.

The actual and planned uses of proceeds from all of the above financings include the continued development of our two lead compounds, ZYBRESTAT and OXi4503, in oncology and ophthalmology.

We expect to continue to pursue strategic alliances and consider collaborative development opportunities that may provide us with access to organizations that have capabilities and/or products that are complementary to our own as well as program structured financing facilities, in order to continue the development of our potential product candidates.

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

Accrued Clinical Costs

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

Impairment of Long-lived Assets

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment if indicators of impairment are present using an undiscounted net cash flows approach, in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that if the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, an impairment is to be recognized in earnings equal to the amount by which the carrying value of the asset exceeds its fair value. Differences in estimates used in assessing the recoverability of these assets could result in impairment charges, which could have a material impact on our results of operations. To date, we have not recorded any impairment in this recorded asset since our initial capitalization.

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

Expected Term — The expected term of options represents the period of time for which the options are expected to be outstanding and is based on an analysis of historical behavior of option plan participants over time .

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. The majority of the stock option expense recorded in fiscal 2007 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. During the fourth quarter of 2007, we adjusted the forfeiture rate from 0% to 10% for the directors and officers group. The adjustment was based on review of historical data of actual forfeiture experience of this group. This resulted in a reduction to stock-based compensation of $314,000 in fiscal 2007 for retroactively increasing the forfeiture rate from 0% to 10%. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaboration arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material effect on its financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3 entitled “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance on whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for new contracts entered into after January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, entitled “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement is an amendment to SFAS No. 115, Accounting for certain investment in debt and equity securities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

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

RESULTS OF OPERATIONS

Years ended December 31, 2007 and 2006

Revenues

During the year ended December 31, 2007, we recognized approximately $12,000 in licensing revenue in connection with the license of our nutritional and diagnostic technology. We did not recognize any licensing revenue during the year ended December 31, 2006. Future revenues, if any, from this license agreement are expected to be minimal.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue in fiscal 2008 unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$14,130	63%	$10,816	60%	$3,314	31%
General and administrative	8,155	37%	7,100	40%	1,055	15%

Total operating expenses	$22,285	100%	$17,916	100%	$4,369	24%

We expect that as we continue to develop our two lead potential product candidates, ZYBRESTAT and OXi4503, the percentage of research and development expenses to total operating expenses will continue to increase.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2007		2006
		% of Total		% of Total	Increase
		Operating		Operating	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$9,552	68%	$6,064	56%	$3,488	58%
Employee compensation and related	3,939	28%	4,007	37%	(68)	(2)%
Stock-based compensation	320	2%	473	4%	(153)	(32)%
Other	319	2%	272	3%	47	17%

Total research and development	$14,130	100%	$10,816	100%	$3,314	31%

External services expenses are comprised of costs incurred for consultants, contractors and outside service providers that assist in the management and support of our development programs. The increase in these costs in fiscal 2007 over fiscal 2006 is attributable to the further development of our two primary potential product candidates, ZYBRESTAT in both oncology and ophthalmology and OXi4503 in oncology. In particular, in June 2007, we initiated our Phase II/III trial of ZYBRESTAT in the treatment of anaplastic thyroid cancer, a multi-center, 180 patient clinical trial. This is the largest clinical trial we have undertaken to date. In addition, we initiated a clinical trial of ZYBRESTAT in combination with bevacizumab (Avastin®) in late November 2006, and such trial was ongoing for all of fiscal 2007.

Decreases in both employee compensation and related expenses as well as stock-based compensation expense is attributable to a decrease in the average number of employees in fiscal 2007 over fiscal 2006.

We expect that with the continued development of our two lead candidates, ZYBRESTAT and OXi4503 in oncology and ophthalmology, as well as our discovery efforts for novel compounds, our research and development expenses will continue to increase. As a result, we expect that the percentage of external services expenses to total research and development expenses will continue to increase as well.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2007		2006
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,574	32%	$2,137	30%	$437	20%
Stock-based compensation	1,472	18%	1,392	20%	80	6%
Consulting and professional services	2,326	28%	1,994	28%	332	17%
Facilities related	727	9%	561	8%	166	30%
Other	1,056	13%	1,016	14%	40	4%

Total general and administrative	$8,155	100%	$7,100	100%	$1,055	15%

Approximately 50% of the overall increase in general and administrative expenses in fiscal 2007 over fiscal 2006 is attributable to employee compensation and related expenses and stock-based compensation. Although the average number of employees decreased from 2006 to 2007, the increase in such expense is due to payments and awards made in 2007 in accordance with executive employment agreements and the addition of a senior level executive in 2007, as we continue to build and develop our administrative capabilities to appropriately support our development programs. The increase in consulting and professional services expense is due to additional advisory services as we support the continued advancement of our development programs. The increase in facilities related expense is due to the establishment of office space in the San Francisco area in 2007.

We expect that we will continue to incur general and administrative expenses at an appropriate level to support the ongoing development of our potential product candidates and to meet the requirements of being a public company.

Other Income and Expenses

Investment income decreased by approximately $547,000, or 22%, in fiscal 2007, compared to fiscal 2006, primarily due to lower average cash, cash equivalents and available-for-sale marketable securities balances during the respective periods offset in part by higher average interest rates and returns on investments.

Tax Matters

As of December 31, 2007, we had net operating loss carry-forwards of approximately $130,685,000 for U.S. income tax purposes, which expire through 2027. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $8,485,000 and approximately $6,483,000 for the years ended December 31, 2007 and 2006, respectively, due primarily to the increase in net operating loss carry-forwards.

Years ended December 31, 2006 and 2005

Revenues

We did not recognize any licensing revenue during the fiscal year ended December 31, 2006 and recognized licensing revenue of approximately $1,000 during the fiscal year ended December 31, 2005. These amounts were received in connection with the license of our nutritional and diagnostic technology.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2006		2005
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$10,816	60%	$7,098	54%	$3,718	52%
General and administrative	7,100	40%	5,951	46%	1,149	19%

Total operating expenses	$17,916	100%	$13,049	100%	$4,867	37%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2006		2005
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$6,064	56%	$4,394	62%	$1,670	38%
Employee compensation and related	4,007	37%	2,418	34%	1,589	66%
Stock-based compensation	473	4%	76	1%	397	522%
Other	272	3%	210	3%	62	30%

Total research and development	$10,816	100%	$7,098	100%	$3,718	52%

Increases in both employee compensation and related expenses and external services-related expenses in fiscal 2006 account for 88% of the increase in research and development expenses overall. The increase in employee compensation and related costs is attributable to both a restructuring charge of approximately $468,000 in the third quarter of fiscal 2006 and an increase in the average number of employees in fiscal 2006 over fiscal 2005 of approximately 30%. The purpose of the restructuring was primarily to streamline our clinical development operations in order to improve the effectiveness of efforts to develop our potential product candidates.

External services expenses are comprised of costs incurred for consultants and contractors that assist in the management and support of our development programs. The increase in these costs in fiscal 2006 over fiscal 2005 is attributable to the further development of our two primary potential product candidates, ZYBRESTAT in both oncology and ophthalmology and OXi4503 in oncology. The increase in stock-based compensation expense is attributable to the adoption of SFAS 123R in 2006 requiring the recognition of an expense for all stock-based compensation awards.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2006		2005
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,137	30%	$1,384	23%	$753	54%
Stock-based compensation	1,392	20%	232	4%	1,160	500%
Consulting and professional services	1,994	28%	2,889	49%	(895)	(31)%
Facilities related	561	8%	639	11%	(78)	(12)%
Other	1,016	14%	807	13%	209	26%

Total general and administrative	$7,100	100%	$5,951	100%	$1,149	19%

The single largest increase in general and administrative expenses in fiscal 2006 from fiscal 2005 related to stock-based compensation. This increase was due to our adoption of SFAS 123R in 2006 as well as recognition of a full year of expense for restricted stock granted in the fourth quarter of 2005. SFAS 123R requires the recognition of an expense for all stock-based compensation awards. The increase in employee compensation and related expenses is attributable to costs of approximately $332,000 in the second quarter of 2006 in connection with a change in senior management and an increase in average number of employees of approximately 18% in fiscal 2006 over fiscal 2005. This was offset by a decrease in consulting and professional services costs primarily in connection with market analysis work performed in fiscal 2005 and not repeated in fiscal 2006.

Other Income and Expenses

Investment income increased by approximately $1,367,000, or 120%, in fiscal 2006, compared to fiscal 2005, primarily due to higher average interest rates and returns on investments and, to a lesser extent, higher average cash, cash equivalents and available-for-sale marketable securities balances during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financing. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2007, we had an accumulated deficit of approximately $137,801,000. We expect to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing clinical trials and anticipated research and development activities. We had cash, cash equivalents and available-for-sale securities of approximately $28,438,000 at December 31, 2007.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years Ended December 31,
	2007	2006	2005

Operating activities:
Net loss	$(20,389)	$(15,457)	$(11,909)
Non-cash adjustments to net loss	1,912	1,921	588
Changes in operating assets and liabilities	1,293	233	823

Net cash used in operating activities	(17,184)	(13,303)	(10,498)
Investing activities:
Net (increase) decrease in available-for-sale securities	10,275	(3,576)	(11,988)
Purchase of furniture, fixtures and equipment	(95)	(194)	(112)
Other	(156)	5	(37)

Net cash provided by (used in) investing activities	10,024	(3,765)	(12,137)
Financing activities:
Proceeds from issuance of common stock	—	411	38,934
Other	—	—	57

Net cash provided by financing activities	—	411	38,991

Increase (Decrease) in cash and cash equivalents	(7,160)	(16,657)	16,356
Cash and cash equivalents at beginning of year	15,687	32,344	15,988
Cash and cash equivalents at end of year	$8,527	$15,687	$32,344

Approximately 90% or $1,792,000, of the non-cash adjustments to net loss relates to compensation expense from the issuance of options and restricted stock. Changes in operating assets for fiscal 2007 include an increase in accounts payable and accrued liabilities of $1,078,000.

In February 2008, we entered into the CEFF with Kingsbridge , pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.5 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever less, is subject to certain conditions. The purchase price of these shares is discounted between 5 to 12 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of a draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. We are required to file a registration statement in order to register the resale by Kingsbridge of the shares issuable to Kingsbridge under the CEFF within 60 days of February 19, 2008.

Our anticipated cash requirement for fiscal 2008 is expected to be between $22,000,000 and $28,000,000. Our cash utilization amount is highly dependent on the progress of our potential product development programs, particularly the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. We expect to augment our cash, cash equivalent and marketable securities balances as of December 31, 2007 of $28,438,000 with the utilization of our newly implemented CEFF as well as through other forms of capital infusion. With such resources we expect to satisfy our cash requirements at least through the first quarter of fiscal 2009. Our primary anticipated uses of funds during the 2008 fiscal year involve the preclinical and clinical development of our product candidates under development. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including ZYBRESTAT, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

In addition to equity capital financing, we continue to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, as well as program structured financing facilities in order to continue the development of our potential product candidates.

If our existing funds are not sufficient to continue operations, we would be required to seek additional funding and/or take other measures. There can be no assurance that additional financing will be available on acceptable terms when needed, if at all.

In the event that all of the capital infusion initiatives discussed above are unsuccessful and should we be unable to sell shares under the CEFF due to the limitations contained in the CEFF agreement by the end of our fiscal 2008 second quarter, we are prepared to implement cost reduction measures. These cost reduction measures would include the cessation or delay of at least two of the current or planned clinical studies of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, the cessation of our preclinical study of our in-licensed antibody protein — OXiMAb-24A, the delay or reduction in early stage development efforts in research with respect to our second-generation VDA, OXi4503, and the reduction of certain employee incentive programs.

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2007 in thousands:

		Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Clinical development and related commitments	$6,637	$6,289	$348	$—	$—
Operating leases	1,504	716	788	—	—

Total contractual cash obligations	$8,141	$7,005	$1,136	$—	$—

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements. In addition, not included in operating leases above, is sublease income which totals approximately $143,000 for fiscal 2008.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2007, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of an anti-B-cell monoclonal antibody therapeutic, OXiMAb-24A. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and royalties. These potential additional payments are not included in the contractual obligation table presented above due to their contingent nature.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy, the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OXiGENE, Inc.

We have audited OXiGENE, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OXiGENE, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, OXiGENE, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of OXIGENE, Inc. as of December 31, 2007 and 2006 an the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

See financial statements listed in the accompanying “Index to Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

None.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
4.1	Specimen Common Stock Certificate.*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C.###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.6	Employment Agreement between the Registrant and Joel Citron dated as of January 2, 2002.+++#@
10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.+++##
10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.10	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin.#@
10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin.#@
10.13	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#@
10.14	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.15	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.16	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.17	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.18	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.19	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.20	License Agreement by and between Active and the Company dated April 23, 2002.&
10.21	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&

Exhibit
Number	Description

10.22	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.23	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.24	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.25	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.26	Stockholder Rights Agreement.!!
10.27	OXiGENE 2005 Stock Plan.!!!@
10.28	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.29	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.30	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.$@
10.31	Description of Director Compensation Arrangement.!!!!@
10.32	Description of Named Executive Officers Compensation Arrangements.!!!!@
10.33	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.34	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.35	Employment Agreement, dated as of April 25, 2006, between the Registrant and Peter Harris, M.D. $$$@
10.36	Employment Agreement, dated as of June 29, 2006, between the Registrant and Dr. Richard Chin. $$$$@
10.37	Separation Agreement, dated as of June 29, 2006, between the Registrant and Mr. Frederick W. Driscoll. $$$$@
10.38	Amendment No. 1 to Employment Agreement, dated as of September 26, 2006, between the Registrant and Joel-Tomas Citron.$$$$$@
10.39	Employment Agreement, dated as of February 28, 2007, between the Registrant and John Kollins.%%%%@
10.40	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.41	Separation Agreement, dated as of December 4, 2006, between the Registrant and Scott Young.%%%%@
10.42	Amendment No. 2 to Employment Agreement, dated as of July 9, 2007, between the Registrant and Joel-Tomas Citron.ˆ@
10.43	Employment Agreement, dated as of July 27, 2007, between the Registrant and Patricia Walicke.ˆˆ@
10.44	Separation Agreement, dated as of September 21, 2007, between the Registrant and Peter Harris.ˆˆˆ@
10.45	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆ
14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 19, 2006.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 29, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2007.

ˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

ˆˆˆ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel-Tomas Citron Joel-Tomas Citron	Chairman of the Board and Director	March 14, 2008

/s/ David Chaplin David Chaplin Ph.D	Chief Scientific Officer and Head of Research and Development, Executive Vice Chairman of the Board and Director	March 14, 2008

/s/ Richard Chin Richard Chin M.D.	President, Chief Executive Officer and Director (Principal executive officer)	March 14, 2008

/s/ James B. Murphy James B. Murphy	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 14, 2008

/s/ Roy H. Fickling Roy H. Fickling	Director	March 14, 2008

/s/ Arthur B. Laffer Arthur B. Laffer Ph.D.	Director	March 14, 2008

/s/ William D. Schwieterman William D. Schwieterman	Director	March 14, 2008

/s/ William N. Shiebler William N. Shiebler	Director	March 14, 2008

/s/ Per-Olof Söderberg Per-Olof Söderberg	Director	March 14, 2008

/s/ J. Richard Zecher J. Richard Zecher Ph.D	Director	March 14, 2008

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Financial Statements

The following financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
OXiGENE, Inc.

We have audited the accompanying balance sheets of OXiGENE, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXiGENE, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OXiGENE, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, effective January 1, 2006, OXiGENE, Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”.

/s/
Ernst & Young LLP

Boston, Massachusetts
March 13, 2008

OXiGENE, Inc.

Balance Sheets
All Amounts in thousands
except per share amounts

	Year Ended December 31
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8,527	$15,687
Available-for-sale securities	19,911	29,661
Prepaid expenses	354	270
Other assets	72	371

Total current assets	28,864	45,989
Furniture and fixtures, equipment and leasehold improvements	1,343	1,248
Accumulated depreciation	(1,122)	(1,007)

	221	241
Available-for-sale securities — long term	—	491
License agreements, net of accumulated amortization of $822 and $724 at December 31, 2007 and 2006, respectively	679	777
Other assets	300	144

Total assets	$30,064	$47,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,370	$683
Accrued research and development	2,713	2,603
Accrued other	901	620

Total current liabilities	4,984	3,906
Rent loss accrual	223	316

Total liabilities	5,207	4,222
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 28,505 shares in 2007 and 28,175 shares in 2006, issued and outstanding	285	282
Additional paid-in capital	162,358	160,569
Accumulated deficit	(137,801)	(117,412)
Accumulated other comprehensive income (loss)	15	(19)

Total stockholders’ equity	24,857	43,420

Total liabilities and stockholders’ equity	$30,064	$47,642

See accompanying notes.

OXiGENE, Inc.

Statements of Operations
(All amounts in thousands,
except per share amounts)

	Year Ended December 31
	2007	2006	2005

License revenue	$12	$—	$1
Operating costs and expenses:(1)
Research and development	14,130	10,816	7,098
General and administrative	8,155	7,100	5,951

Total operating costs and expenses	22,285	17,916	13,049

Loss from operations	(22,273)	(17,916)	(13,048)
Investment income	1,955	2,502	1,135
Other (expense) income, net	(71)	(43)	4

Net loss	$(20,389)	$(15,457)	$(11,909)

Basic and diluted net loss per common share	$(0.73)	$(0.56)	$(0.61)
Weighted-average number of common shares outstanding	27,931	27,626	19,664

(1) Includes share-based compensation expense as follows:
Research and development	$320	$473	$76
General and administrative	1,472	1,392	232

See accompanying notes.

OXiGENE, Inc.

Statements of Stockholders’ Equity
(All amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive			Total
	$.01 Par Value		Paid-In	Accumulated	Income	Notes	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Receivable	Compensation	Equity

Balance at December 31, 2004	16,714	$167	$119,527	$(90,046)	$(94)	$(384)	$(35)	$29,135

Unrealized gain from available-for-sale securities	—	—	—	—	9	—	—	9
Net loss	—	—	—	(11,909)	—	—	—	(11,909)

Comprehensive loss								(11,900)
Issuance of common stock in connection with equity financings, net of expenses of $3,372	10,811	108	38,816	—	—	—	—	38,924
Issuance of common stock upon exercise of options	3	—	10	—	—	—	—	10
Issuance of restricted stock	520	5	2,691	—	—	—	(2,696)	—
Compensation expense related to restricted stock	—	—	—	—	—	—	303	303
Payment of notes receivable	—	—	—	—	—	57	—	57
Interest on notes receivable	—	—	11	—	—	(11)	—	—
Cancellation of notes receivable	(11)	—	(151)	—	—	151	—	—
Options issued for services provided by non-employees	—	—	(19)	—	—	—	24	5

Balance at December 31, 2005	28,037	280	160,885	(101,955)	(85)	(187)	(2,404)	56,534
Unrealized gain from available-for-sale securities	—	—	—	—	66	—	—	66
Net loss	—	—	—	(15,457)	—	—	—	(15,457)

Comprehensive loss	—	—	—	—	—	—	—	(15,391)
Issuance of common stock upon exercise of options	168	2	410	—	—	—	—	412
Stock-based compensation expense	—	—	1,865	—	—	—	—	1,865
Reclassification of deferred compensation	—	—	(2,404)	—	—	—	2,404	—
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—
Interest on notes receivable	—	—	7	—	—	(7)	—	—
Cancellation of notes receivable	(20)	—	(194)	—	—	194	—	—

Balance at December 31, 2006	28,175	282	160,569	(117,412)	(19)	—	—	43,420
Unrealized gain from available-for-sale securities	—	—	—	—	34	—	—	34
Net loss	—	—	—	(20,389)	—	—	—	(20,389)

Comprehensive loss								(20,355)
Issuance of restricted stock	330	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	1,792	—	—	—	—	1,792
								—

Balance at December 31, 2007	28,505	$285	$162,358	$(137,801)	$15	$—	$—	$24,857

See accompanying notes

OXiGENE, Inc

Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31
	2007	2006	2005

Operating activities:
Net loss	$(20,389)	$(15,457)	$(11,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115	88	44
Amortization of license agreement	98	98	98
Rent loss accrual	(93)	(130)	138
Stock-based compensation	1,792	1,865	308
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	215	(385)	(151)
Accounts payable, accrued expenses and other payables	1,078	618	974

Net cash used in operating activities	(17,184)	(13,303)	(10,498)
Investing activities:
Purchase of available-for-sale securities	(34,340)	(53,287)	(33,392)
Proceeds from sale of available-for-sale securities	44,615	49,711	21,404
Purchase of furniture, fixtures and equipment	(95)	(194)	(112)
Other assets	(156)	5	(37)

Net cash provided by (used in) investing activities	10,024	(3,765)	(12,137)
Financing activities:
Proceeds from issuance of common stock	—	411	38,934
Payment of notes receivable and related interest	—	—	57

Net cash provided by financing activities	—	411	38,991

Increase (decrease) in cash and cash equivalents	(7,160)	(16,657)	16,356
Cash and cash equivalents at beginning of year	15,687	32,344	15,988
Cash and cash equivalents at end of year	8,527	15,687	32,344
Non-cash Disclosures:
Reclassification of deferred compensation	—	2,404	—
Cancellation of notes receivable	—	194	151

See accompanying notes.

OXiGENE, INC.

Notes to Financial Statements
December 31, 2007

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

OXiGENE’s primary drug development programs are based on a series of natural products called Combretastatins. The Company has developed two distinct technologies that are based on Combretastatins. It refers to the first technology as vascular disrupting agents, or VDAs. The Company is currently developing VDAs for indications in both oncology and ophthalmology. OXiGENE refers to the second technology as ortho-quinone prodrugs, or OQPs. The Company is currently developing OQPs for indications in oncology. OXiGENE’s most advanced clinical compound is ZYBRESTAT, a VDA, which is in multiple ongoing clinical trials in various oncology and ophthalmic indications. The Company conducts scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third party, specialty organizations.

The Company anticipates that its cash, cash equivalents and available-for-sale marketable securities, along with the utilization of a newly implemented committed equity financing facility (see Note 7) will be sufficient to satisfy the Company’s projected cash requirements at least through the first quarter of fiscal 2009. The Company’s primary anticipated uses of funds during the 2008 fiscal year involve the preclinical and clinical developments of its product candidates under development. The Company’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties.

If the Company’s existing funds are not sufficient to continue operations, it would be required to seek additional funding and/or take other measures. There can be no assurance that additional financing will be available on acceptable terms when needed, if at all.

In the event that all of the capital infusion initiatives discussed above are unsuccessful and should the Company be unable to sell shares under the Committed Equity Financing Facility (“CEFF”) due to the limitations contained in the CEFF agreement by the end of its fiscal 2008 second quarter, the Company is prepared to implement cost reduction measures. These cost reduction measures would include the cessation or delay of at least two of the current or planned clinical studies of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, the cessation of the Company’s preclinical study of its in-licensed antibody protein — OXiMAb-24A, the delay or reduction in early stage development efforts in research with respect to its second-generation VDA, OXi4503, and the reduction of certain employee incentive programs.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Concentration of Credit Risk

The Company has no significant off balance sheet concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short- and long-term investments. The Company places its cash, cash equivalents and short-term and long-term investments with high credit quality financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, investment-grade corporate bonds, U.S. government agency debt securities, asset backed securities, money market funds and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months are classified as long-term assets.

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

The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate bonds
Maturing in less than one year	$5,819	$2	$(2)	$5,819
Commercial paper
Maturing in less than one year	10,698	6	(1)	10,703
Asset backed securities
Maturing in less than one year	3,379	10	—	3,389

Total available-for-sale securities	$19,896	$18	$(3)	$19,911

OXiGENE, INC.

Notes to Financial Statements — (Continued)

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Current:
Government bonds and notes
Maturing in less than 2 years	$1,995	$—	$(13)	$1,982
Corporate bonds
Maturing in less than 2 years	12,529	—	(5)	12,524
Commercial paper
Maturing in less than one year	11,654	—	—	11,654
Certificates of deposit
Maturing in less than one year	3,501	—	—	3,501

Subtotal current available-for-sale securities	29,679	—	(18)	29,661
Long-Term:
Corporate bonds
Maturing in less than 2 years	492	—	(1)	491

Total available-for-sale securities	$30,171	$—	$(19)	$30,152

As of December 31, 2007, 5 of the Company’s available-for-sale securities were in an unrealized loss position of $3,000, primarily attributable to the increase in risk premium of financial services securities over the course of 2007. The Company determined that these unrealized losses were temporary, after taking into consideration its cash and cash equivalent balances at that time, ability to hold to maturity, the strong credit rating of the security, and its expected cash requirements over the next year. Based on the recent difficulties in the credit markets, the Company performed a further review of its securities and concluded that the fair values are appropriate and no adjustment was required. At December 31, 2006, the Company determined that one floating rate note and two of its corporate bonds were judged to be other-than-temporarily impaired by approximately $9,000 and reduced the applicable values to their fair values as of that date. As of December 31, 2006, 13 of the Company’s remaining available-for-sale securities were in an unrealized loss position, primarily attributable to increases in short to medium-term interest rates over the course of 2006. The Company determined that these unrealized losses were temporary, after taking into consideration its cash and cash equivalent balances at that time and its expected cash requirements over the next two years. Securities in an unrealized loss position deemed not to be other-than-temporarily impaired, due to management’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.

Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of its potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patients-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of

OXiGENE, INC.

Notes to Financial Statements — (Continued)

such contracts, the Company is normally only liable for costs incurred or committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any of the relevant times. Any advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement are properly classified as prepaid until such goods or services are rendered.

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

License Agreements

The present value of the amount payable under the license agreement with Arizona State University (see Note 5) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense of approximately $98,000 per year, or $490,000 over the five-year period, related to this license agreement. Under SFAS 144, management is required to perform an impairment analysis of its long-lived assets if triggering events occur. Management reviews for such triggering events periodically and notes that no such events occurred during the years ended December 31, 2007, 2006 or 2005. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date no clinical trials have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the criteria, as defined in the agreement, is accomplished.

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

Depreciation

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The Company had approximately $221,000 and $241,000 in net leasehold improvements, equipment and furniture and fixtures at December 31, 2007 and 2006, respectively.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Net Loss Per Share

Basic and diluted net loss per share was calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All outstanding options, warrants and unvested common shares issued by the Company were anti-dilutive due to the Company’s net loss for all periods presented and accordingly, excluded from the calculation of weighted-average shares. Common stock equivalents of 2,765,000, 2,082,000 and 2,342,000 at December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 based on the grant date fair value determined under the provisions of SFAS 123 and (2) granted subsequent to January 1, 2006 based on the grant date estimate of fair value determined under SFAS 123R for those awards. Prior period financial information has not been restated. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the year ended December 31, 2005.

2005
(In thousands,
except per share data)

Reported net loss	$(11,909)
Add: stock-based employee compensation included in reported net loss	303
Less: stock-based employee compensation expense determined under the fair value method for all stock options	(1,814)
Pro forma net loss	$(13,420)

Reported basic and diluted loss per share	$(0.61)
Pro forma basic and diluted loss per share	$(0.68)

Compensation cost associated with options issued under the 1996 and 2005 Plans was approximately $956,000 and $1,012,000 for the fiscal years ended December 31, 2007 and 2006, respectively. The stock options were valued using the Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. During the fiscal year ended December 31, 2007, options to purchase 708,000 shares of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $2.40, $2.90 and $4.06 for the fiscal years ended 2007, 2006 and 2005, respectively.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The fair value for the employee stock awards were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007, 2006 and 2005:

Weighted Average Assumptions	2007	2006	2005

Risk-free interest rate	4.51%	5.04%	4.19%
Expected life	5 years	5 years	4 years
Expected volatility	87%	95%	133%
Dividend yield	0.00%	0.00%	0.00%

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

Expected Term — The expected term of options represents the period of time for which the options are expected to be outstanding and is based on an analysis of historical behavior of option plan participants over time.

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

In 2007 and 2006, the Company did not record any stock-based compensation expense in connection with options issued to non-employees. In 2005, the Company recorded approximately $5,000, in connection with options issued to non-employees.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consisted of unrealized gain (loss) on available-for-sale securities of $15,000 and ($19,000) at December 31, 2007 and 2006, respectively.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Revenue Recognition

Currently, the Company does not have any products available for sale. The only source of potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services. License revenue of $12,000, $0 and $1,000 was recognized during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with this license arrangement.

Agreements

In June 2006, the Company entered into a separation agreement with Frederick Driscoll, its former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Driscoll received aggregate severance payments of $325,000 and other miscellaneous fees and expenses, as described in the agreement. The Company also accelerated the vesting of 80,000 shares of restricted stock granted to Mr. Driscoll in October 2005 so that the restrictions on such shares lapsed on June 29, 2006, and extended the exercise period until December 31, 2006 for any vested options as of the separation date. All unvested options as of June 29, 2006 were forfeited. As a result of the separation agreement, the Company recognized severance expense of approximately $335,000 and $192,000 of share-based compensation in June 2006. In accordance with the agreement, certain severance payments were made in the third quarter of 2006.

In June 2006, the Company entered into an employment agreement with Dr. Richard Chin to serve as the Company’s President and Chief Executive Officer. As described in the agreement, Dr. Chin has received or will receive annual cash compensation, a $200,000 commencement bonus, potential annual cash and equity bonuses, relocation expenses, an option to purchase 250,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date of hire, vesting in equal annual increments over the next four years. The Company granted to Dr. Chin 250,000 shares of restricted common stock on January 2, 2007 vesting in equal annual increments over the four-year period commencing July 6, 2006. The expense for these restricted shares will be recognized over a 3.5 year period beginning on the date of grant. The agreement also contains certain termination clauses described in the agreement. The termination clauses provide for immediate vesting of equity awards granted and earned on the date of termination in connection with the incentive compensation component of Dr. Chin’s employment agreement with the Company. As a result of the employment agreement, the Company will recognize compensation and share-based compensation expense consistent with the terms outlined in the agreement beginning in the third quarter of 2006.

In September 2007, the Company entered into a separation agreement with Peter Harris M.D., its former Chief Medical Officer. Pursuant to the separation agreement, Dr. Harris will receive aggregate severance payments of approximately $163,000, which will be made in equal installments through February 28, 2008. The Company also agreed to extend the expiration date of 25,000 vested options, which will allow the exercise of those options through June 13, 2016. As a result of this modification, the Company recognized additional stock-based compensation expense of $65,000 in September, 2007. All unvested options held by Dr. Harris as of September 29, 2007 were forfeited. The remaining balance of the severance accrual is approximately $62,000 as of December 31, 2007 and is included in accrued expenses.

Restructuring

In August 2006, the Company implemented a restructuring plan in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose of the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s potential product candidates. In connection with this restructuring, the Company recognized approximately $468,000 of research and development restructuring expenses and approximately $7,000 of

OXiGENE, INC.

Notes to Financial Statements — (Continued)

general and administrative restructuring expenses in the quarter ended September 30, 2006. The restructuring expenses include severance payments and related taxes, which were paid through the end of fiscal 2007. In addition, the agreements with the affected employees include the payment by the Company of certain health and medical benefits during the severance period, which were paid through August 2007. The cost of health and medical benefits were expensed as incurred and totaled approximately $26,000 for the 10 employees affected. As of December 31, 2007, all amounts have been paid.

Basis of Presentation

Amounts related to rent loss accrual were included in accrued other current liabilities during the years ended December 31, 2006 and 2005, but have been reclassified to long-term liabilities to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaboration arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material effect on its financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3 entitled “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance on whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for new contracts entered into after January 1, 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its financial position or results of operations.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

2.	Related Party Transactions

At December 31, 2005, the Company had approximately $187,000 in an outstanding note receivable from a director, in connection with a stock option award, which was included as a component of stockholders’ equity. In November 2006, the note expired and the related shares were forfeited in settlement of the outstanding note.

3.	Stockholders’ Equity

In March 2005, the Company received gross proceeds of approximately $15,000,000 from the sale of 3,336,117 shares of its common stock and net proceeds of approximately $13,719,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in October 2003, allowing it to sell up to $50,000,000 of its common stock, debt securities and/or warrants to purchase its securities. This shelf registration statement expired and no further amounts can be drawn.

In December 2005, the Company received gross proceeds of approximately $27,284,000 from the sale of 7,475,000 shares of its common stock and net proceeds of approximately $25,205,000 after the deduction of fees and expenses, pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in September 2005, allowing it to sell up to $75,000,000 of its common stock, debt securities and/or warrants to purchase its securities. The Company had approximately $48,000,000 available on this shelf registration statement as of December 31, 2007.

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

In July 2005, the stockholders approved the 2005 Stock Plan at the Company’s Annual Meeting of Stockholders. Under the 2005 Stock Plan eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or incentive or non-qualified stock options. A maximum of 2,500,000 shares may be awarded under the 2005 Plan. All awards to date vest in equal annual installments over 4 years, and the contractual life is 10 years.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Options and Warrants

The following is a summary of the Company’s stock option activity under the
1996 and 2005 Plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2006	1,632	$6.11	7.28	$877
Granted	708	$4.05	—	—
Exercised	—	$—	—	—
Forfeited	(192)	$4.14	—	—

Options outstanding at December 31, 2007	2,148	$5.61	7.07	$44

Option exercisable at December 31, 2007	1,234	$6.74	5.60	$27

Options vested or expected to vest at December 31, 2007	1,889	$5.77	6.75	$35

The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2007, 2006 and 2005 was $2.40, $2.90, and $4.06, respectively. The total intrinsic value of options exercised during the fiscal years ended December 31, 2007, 2006 and 2005 was approximately $0, $258,000, and $9,000 respectively. As of December 31, 2007, there was approximately $2,008,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.8 years. The total fair value of stock options that vested during the fiscal years ended December 31, 2007, 2006 and 2005 was approximately $921,000, $936,000, and $2,191,000, respectively.

Certain stock options were exercised with the presentation of non-recourse promissory notes to the Company. The interest rate on the non-recourse promissory notes was 5.6% with maturity terms of one to three years. If the notes were not paid in accordance with their terms, the shares were forfeited. As of December 31, 2006 no notes were outstanding. In November 2006 the last remaining note expired and the corresponding 20,000 shares of the Company’s common stock were forfeited in settlement of the outstanding note. In 2005, 10,856 shares were forfeited in connection with the expired notes.

Warrants

In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of December 31, 2006, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price of the outstanding and exercisable warrants was $12.00 at December 31, 2007.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Restricted Stock Units

The following table summarizes the activity for unvested stock

Unvested Stock

		Weighted-Average
	Shares	Fair Value
	(In thousands)

Unvested at January 1, 2007	300	$5.18
Granted	330	4.63
Vested	(162)	4.87

Unvested at December 31, 2007	468	$4.73

In the third quarter ended September 30, 2005, directors and officers of the Company were awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible for dividends should they be declared. The restricted stock agreements contain lapsing repurchase rights under which a portion of the shares granted would be forfeited to the Company should the director or officer no longer serve in his capacity as a director or officer prior to the end of the four-year vesting term. The aggregate fair market value of the awards granted during the third quarter of 2005 was approximately $2,403,000 and is based on the closing market value of the Company’s common stock on the date of grant. On October 3, 2005, the Company cancelled 480,000 of these awards and immediately granted those directors and officers of the Company 480,000 shares of replacement restricted stock under the provisions of the Company’s 2005 Stock Plan, in order to avail the participants the ability to make a tax election under Section 83(b) of the Internal Revenue Code of 1986, as amended. The terms of the replacement awards are similar to those of the original awards. The replacement grant resulted in a new measurement date and additional compensation expense of approximately $293,000, which in addition to the unamortized intrinsic value of the initial grant is amortized beginning in October 2005 over the remaining vesting period of the replacement grant. The Company recognized as an expense related to restricted stock $835,000 and $853,000 in 2007 and 2006, respectively. Fiscal year 2006 compensation expense includes $267,000 related to separation agreements in which the Company agreed to accelerate the vesting of 110,000 shares of restricted stock held by two recipients.

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

The Company recorded expense of approximately $835,000 and $853,000 related to restricted stock awards in the fiscal years ended December 31, 2007 and 2006, respectively. In June 2006, as part of a separation agreement, the Company agreed to the lapsing of restrictions and accelerated the vesting of 80,000 shares held by one recipient. As a result, the Company re-measured the fair value of the shares as of the separation date, which resulted in a charge of approximately $188,000. In December 2006, as part of a separation agreement, the Company agreed to the lapsing of restrictions and accelerated the vesting of 30,000 shares held by one recipient. As a result, the Company re-measured the fair value of the shares as of the separation date, which resulted in a charge of approximately $79,000. As of December 31, 2007, there was approximately $1,691,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 2.0 years. During the twelve months ended, December 31, 2007, 162,000 shares of restricted stock vested.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Common Stock Reserved for Issuance

As of December 31, 2007, the Company has reserved approximately 1,118,000 shares of its common stock for issuance in connection with stock options and warrants.

4.	Income Taxes

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $130,685,000 for U.S. income tax purposes, which will be expiring for U.S. purposes through 2027. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carry-forwards are subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Components of the Company’s deferred tax asset at December 31, 2007 and 2006 are as follows: (Amounts in thousands)

	2007	2006

Net operating loss carry-forwards	$53,143	$45,360
Stock-based awards	697	306
Research & development credits	1,102	882
Rent loss accrual	136	174
Other	192	63

Total deferred tax asset	55,270	46,785
Valuation allowance	$(55,270)	$(46,785)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $8,485,000 and approximately $6,483,000 for the years ended December 31, 2007 and 2006, respectively, due primarily to the increase in net operating loss carry-forwards.

The Financial Accounting Standards Board issued Interpretation No. 48,” Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) in June 2006. This statement requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial position, cash flows or results of operations. At January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits. The Company’s research and development credit carryforwards may be subject to adjustment in the future. A full valuation allowance has been provided against all of the Company’s deferred tax assets, including the research and development credits, due to the uncertainty of these assets being realized.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

In June 2006, the Company executed a lease for 3,422 square feet of office space on the 6th floor of its Waltham, Massachusetts location. The lease term expires in May 2009. In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, UK. The lease is a month to month lease. In March 2007, the Company executed a service agreement with Regus Business Centre for office space in San Bruno, California. This agreement expires on May 31, 2008 with the option to extend upon written notice given 90 days prior to of the termination date.

The following table summarizes the rent expense by location for 2007, 2006 and
2005 (Amounts in thousands)

	2007	2006	2005

Massachusetts	$370	$324	$433
California	48	—	—
Oxford, UK	60	53	13

Total rent	$478	$377	$446

The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

	Gross	Receipts From	Net
	Commitments	Sublease	Commitments

2008	716	(143)	573
2009	491	—	491
2010	297	—	297
Thereafter	—	—	—

	$1,504	$(143)	$1,361

License Agreements

In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company has paid a total of $1,800,000 in connection with the initial terms of the license. The Company capitalized the net present value of the total amount paid, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of December 31, 2007, additional accelerated payments that have previously been expensed and paid, due to achievement of certain financial milestones, totaled $700,000, future milestone payments under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

7.	Subsequent Events

The Company, on February 19, 2008, entered into a Committed Equity Financing Facility ( “CEEF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase , subject to certain conditions, up to $40 million of the Company’s common stock over a three year period. As part of the CEFF, the Company entered into a Common stock purchase agreement and registration rights agreement with Kingsbridge, and issued a warrant to Kingsbridge to purchase up to 250,000 shares of OXiGENE’s common stock at an exercise price of $2.74 per share which represents a 25% premium over the average of the closing prices of OXiGENE’s common stock during the 5 trading days preceing the signing of the Common Stock Purchase Agreement. The Warrant is fully exercisable beginning six months after February 19, 2008 and for a period of five years thereafter, subject to certain conditions.

8.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006: (Amounts in thousands)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

License revenue	$—	$7	$—	$5
Net loss	(3,948)	(5,369)	(5,275)	(5,797)
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.19)	$(0.21)

	March 31,	June 30,	September 30	December 31,
	2006	2006	2006	2006

License revenue	$—	$—	$—	$—
Net loss	(3,336)	(4,995)	(3,730)	(3,396)
Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.14)	$(0.12)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
4.1	Specimen Common Stock Certificate.*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C.###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.6	Employment Agreement between the Registrant and Joel Citron dated as of January 2, 2002.+++#@
10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.+++##
10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.10	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin.#@
10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin.#@
10.13	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#@
10.14	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.15	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.16	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.17	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.18	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.19	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.20	License Agreement by and between Active and the Company dated April 23, 2002.&
10.21	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&
10.22	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.23	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.24	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%

Exhibit
Number	Description

10.25	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.26	Stockholder Rights Agreement.!!
10.27	OXiGENE 2005 Stock Plan.!!!@
10.28	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.29	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.30	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.$@
10.31	Description of Director Compensation Arrangement.!!!!@
10.32	Description of Named Executive Officers Compensation Arrangements.!!!!@
10.33	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.34	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.35	Employment Agreement, dated as of April 25, 2006, between the Registrant and Peter Harris, M.D. $$$@
10.36	Employment Agreement, dated as of June 29, 2006, between the Registrant and Dr. Richard Chin. $$$$@
10.37	Separation Agreement dated as of June 29, 2006, between the Registrant and Mr. Frederick W. Driscoll. $$$$@
10.38	Amendment No. 1 to Employment Agreement, dated as of September 26, 2006, between the Registrant and Joel-Tomas Citron.$$$$$@
10.39	Employment Agreement, dated as of February 28, 2007, between the Registrant and John Kollins.%%%%@
10.40	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.41	Separation Agreement, dated as of December 4, 2006, between the Registrant and Scott Young.%%%%@
10.42	Amendment No. 2 to Employment Agreement, dated as of July 9, 2007, between the Registrant and Joel-Tomas Citron.ˆ@
10.43	Employment Agreement, dated as of July 27, 2007, between the Registrant and Patricia Walicke.ˆˆ@
10.44	Separation Agreement, dated as of September 21, 2007, between the Registrant and Peter Harris.ˆˆˆ@
10.45	Common Stock Purchase Agreement, ,dated February 19, 2008, between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 19, 2006.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 29, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2007.

ˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

ˆˆˆ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21,2008

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.