Form 10-Q
period 2008-03-31
OXIGENE INC
filed 2008-05-12
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 25, 2008, there were 28,504,997 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,492	$8,527
Available-for-sale securities	11,621	19,911
Prepaid expenses	553	354
Other current assets	82	72

Total current assets	23,748	28,864
Furniture and fixtures, equipment and leasehold improvements	1,362	1,343
Accumulated depreciation	(1,155)	(1,122)

	207	221
License agreements, net of accumulated amortization of $847 and $822 at March 31, 2008 and December 31, 2007, respectively	654	679
Other assets	171	300

Total assets	$24,780	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,273	$1,370
Accrued research and development	2,995	2,713
Accrued other	711	901

Total current liabilities	4,979	4,984

Rent loss accrual	88	223

Total liabilities	5,067	5,207

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 28,542 shares at March 31, 2008 and 28,505 shares at December 31, 2007, issued and outstanding	285	285
Additional paid-in capital	162,662	162,358
Accumulated deficit	(143,246)	(137,801)
Accumulated other comprehensive income	12	15

Total stockholders’ equity	19,713	24,857

Total liabilities and stockholders’ equity	$24,780	$30,064

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating costs and expenses:
Research and development	3,689	2,389
General and administrative	2,048	2,124

Total operating costs and expenses	5,737	4,513

Loss from operations	(5,737)	(4,513)
Investment income	287	572
Other income (expense), net	5	(7)

Net loss	$(5,445)	$(3,948)

Basic and diluted net loss per common share	$(0.19)	$(0.14)
Weighted-average number of common shares outstanding	28,070	27,875
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(5,445)	$(3,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	52
Rent loss accrual	(135)	(27)
Stock-based compensation	442	543
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(209)	59
Accounts payable, accrued expenses and other payables	(5)	(288)

Net cash used in operating activities	(5,294)	(3,609)
Investing activities:
Purchase of available-for-sale securities	(4,016)	(4,515)
Proceeds from sale of available-for-sale securities	12,303	14,325
Purchase of furniture, fixtures and equipment	(19)	(7)
Other assets	129	(5)

Net cash provided by investing activities	8,397	9,798
Financing activities:
Stock acquisition costs	(138)	—

Net cash used in financing activities	(138)	—

Increase in cash and cash equivalents	2,965	6,189

Cash and cash equivalents at beginning of period	8,527	15,687

Cash and cash equivalents at end of period	$11,492	$21,876

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
March 31, 2008
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2007, which can be found at www.oxigene.com.
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash is invested primarily in investment-grade corporate bonds, commercial paper, U.S. government agency debt securities, and certificates of deposit. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income
     The Company’s investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category.

The following is a summary of the fair values of the Company’s available-for-sale securities: (amounts in thousands)

	March 31, 2008	December 31, 2007

Corporate bonds maturing in less than two years	$5,335	$5,819
Commercial paper maturing in less than one year	3,282	10,703
Certificate of deposit maturing in less than one year	1,000	—
Asset backed securities maturing in less than one year	2,004	3,389

Total available-for-sale securities	$11,621	$19,911

     As of March 31, 2008, the Company’s available-for-sale securities are at a net unrealized gain position totaling approximately $12,000. As of March 31, 2008, four of the Company’s available-for-sale securities were in an unrealized loss position, primarily attributable to the fluctuation in short-term interest rates over the course of the three months ended March 31, 2008. These securities are corporate bonds. Based on the recent difficulties in the credit markets, the Company performed a further review of its securities and concluded that the fair values are appropriate and no adjustment was required. The Company determined that these unrealized losses were temporary, after taking into consideration the time of ownership and the length of time such securities have been in a loss position as well as the length of time they were in a unrealized gain position.
Fair Value
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Pursuant to the provisions of SFAS 157, we are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. SFAS 157 establishes a fair value hierarchy that prioritizes valuation inputs based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	defined as quoted prices in active markets;
Level 2 inputs	which generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	which are valuations based on unobservable inputs.
     The following table summarizes our assets that were measured at fair value as of March 31, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Cash Equivalents
Money Market Fund	$8,038	$—	$—	$8,038
Corporate Bonds	—	2,768	—	2,768

Total Cash Equivalents	8,038	2,768	—	10,806

Corporate Bonds	—	5,335	—	5,335
Commercial paper	—	3,282	—	3,282
Certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	2,004	—	2,004

Total Available for Sale	—	11,621	—	11,621

Total	$8,038	$14,389	$—	$22,427

     Cash of $0.7 million is not included in our SFAS 157 level hierarchy disclosure.
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
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 3,028,000 and 2,489,000 at March 31, 2008 and 2007, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.
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

During the three months ended March 31, 2008 and 2007, options to purchase 24,000 and 161,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $1.90 and $4.19 per share, respectively, for the three months ended March 31, 2008 and 2007.
     The Company granted options to purchase 100,000 shares of its common stock on April 30, 2007 to its Chief Business Officer at a grant price of $4.69. They were valued using Black-Scholes option pricing model with the assumptions consistent with other options granted by the Company. These options shall vest upon execution of a major outlicensing deal, approved by the Board of Directors for the rights to one of the Company’s drug candidates. Other criteria outlined in the Chief Business Officer’s employment agreement must also be met. At this time the Company has determined that meeting the milestone is not probable and therefore no compensation expense has been recorded for these options.
     The fair values for the employee stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	Three months ended	Three months ended
Weighted Average Assumptions	March 31, 2008	March 31, 2007
Risk-free interest rate	2.75%	4.75%
Expected life	5 years	5 years
Expected volatility	74%	89%
Dividend yield	0.00%	0.00%
     Options, Warrants and Non-Vested Stock
The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the three months ended March 31, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2007	2,148	$5.61	7.07	$44

Granted	24	1.90	—	—

Exercised	—	—	—	—
Forfeited	(11)	4.68	—	—

Options outstanding at March 31, 2008	2,161	$5.57	6.89	$—

Option exercisable at March 31, 2008	1,247	$6.70

Options vested or expected to vest at March 31, 2008	1,985	$5.73	6.69	$—

     As of March 31, 2008, there was approximately $1,871,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.6 years. The total fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was approximately $76,000 and $12,000, respectively.
Non-Vested Stock
The following table summarizes the activity for unvested stock in connection with restricted stock grants during the three months ended March 31, 2008:

	Shares	Weighted-Average
	(in thousands)	Fair Value
Unvested at December 31, 2007	468	$4.73
Granted	—
Vested	—
Forfeited	—	—
Unvested at March 31, 2008	468	$4.73
     The Company recorded expense of approximately $196,000 and $275,000 related to outstanding restricted stock awards during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $1,489,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 1.8 years.

     In January 2007, the Company granted 250,000 shares of restricted common stock to its Chief Executive Officer pursuant to his employment agreement. In June 2007, the Company granted an aggregate of 80,000 shares of restricted common stock to two new members of the Board of Directors. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight —line basis over the vesting period of the awards.
Warrants
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of March 31, 2008, there were 150,000 of such warrants outstanding and exercisable, which expire in June 2008. The weighted average exercise price per share of the outstanding and exercisable warrants was $12.00 at March 31, 2008.
     In February 2008, the Company issued five year warrants exercisable beginning six months after February 19, 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility ( “CEFF”). Kingsbridge may purchase from the Company up to 250,000 shares of Common stock with an exercise price of $2.74. As of March 31, 2008, there were no warrants exercisable.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.
     A reconciliation of comprehensive loss is as follows:

	Three months ended
	March 31,
	(In thousands)
	2008	2007
Net loss as reported	$(5,445)	$(3,948)

Unrealized gains	3	11

Comprehensive loss	$(5,442)	$(3,937)

2. License agreements
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
3. Agreements
     In February 2008, the Company entered into a Committed Equity Financing Facility, or CEFF with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, the Company is able to draw down in tranches of up to a maximum of 3.5 % of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 % from the volume weighted average price of the

Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of the Company’s stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free interest rate of 2.75% ( ii) an expected term of 5.5 years, which represents the contractual term (iii) no dividend yield and (iv) volatility of 83%. The estimated fair value of this warrant was $349,000, which was recorded as contra-equity within additional paid in capital.
     In connection with the CEFF, the Company entered into Registration Rights Agreement (RRA) with Kingsbridge. The RRA is effective through the term of the CEFF and for two years thereafter. Pursuant to the RRA, the Company is required to file a registration statement with respect to the resale of the shares of common stock issuable under the CEFF and the warrant within 60 days after entering into the CEFF and to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 180 days of entering into the CEFF. The RRA requires the Company to maintain effectiveness of the registration statement throughout the term of the RRA. If the Company (1) fails to maintain effectiveness of the registration statement, or (2) has a deferral or suspension of registration due to a black-out period, the Company may be subject to liquidated damages. The liquidated damages are equal to the loss that Kingsbridge would incur by holding shares of the Company’s common stock and being unable to sell those shares because of an ineffective registration statement or black-out period. There is no limit to the amount of the liquidated damages. As of March 31, 2008, the Company has not accrued for any liquidated damages.
4. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)No. 141 (revised 2007) (SFAS 141R), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.
     In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaboration arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material effect on its financial position or results of operations.
     In June 2007, (“EITF”) issued EITF 07-3 entitled “ Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance on whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for new contracts entered into after January 1, 2008. The Company adopted EITF 07-3 for new contracts entered into after January 1, 2008 and the impact was immaterial.
     In February 2007 (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, entitled “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement is an amendment to SFAS No. 115, Accounting for certain investment in debt and equity securities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and the impact to the financial statements was immaterial.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and March 31, 2007 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2007, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
Overview
     We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment, which are characterized by abnormal blood vessel growth. Because our VDA product candidates act via a well-validated therapeutic mechanism, inhibition of blood flow to tumors and neovascular lesions within the eye, we believe that the risk associated with our product development programs may be lower than that of many other agents that act via unvalidated therapeutic mechanisms.
     Our most advanced therapeutic product candidate, ZYBRESTAT™, is currently being evaluated in a Phase II/III pivotal registration study as a potential treatment for anaplastic thyroid cancer (ATC), a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In addition, ZYBRESTAT is being evaluated in Phase Ib and II clinical trials, in combination with established cancer treatment modalities, as a potential treatment for other solid tumors, including non-small cell lung cancer (NSCLC), platinum-resistant ovarian cancer, and head-and-neck cancer. Based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal Blood, we believe that ZYBRESTAT and our other VDA product candidates may also have utility in the treatment of hematological malignancies or “liquid tumors.”
     In addition to developing ZYBRESTAT as an intravenously administered therapy for cancer indications, we are developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions, such as age-related macular degeneration that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective,convenient and topically-administered anti-vascular therapeutic would have advantages over currently-approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes on a frequent basis. We currently anticipate initiating in 2008 human clinical trials with a topical formulation of ZYBRESTAT in an ophthalmological indication.
     We are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors. We refer to OXi4503 as an ortho-quinone prodrug (OQP). In preclinical studies, OXi4503 has shown potent anti-tumor activity, both as a single-agent, and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its ability to exert (i) potent vascular disrupting effects on tumor vasculature; and (ii) direct cytotoxic effects on tumor cells in a tumor-preferential fashion.
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
     We have generated a cumulative net loss of approximately $143,246,000 for the period from our inception through March 31, 2008. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of March 31, 2008, we had no long-term debt or loans payable
Results of Operations
Revenue
Three Months Ended March 31, 2008 and 2007
     We reported no licensing revenue for the three months ended March 31, 2008 and 2007, respectively. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.

Costs and expenses
Three Months Ended March 31, 2008 and 2007
     Costs and Expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended March 31,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$3,689	64%	$2,389	53%	$1,300	54%
General and administrative	2,048	36%	2,124	47%	(76)	(4)%

Total operating expenses	$5,737	100%	$4,513	100%	$1,224	27%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended March 31,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$2,485	67%	$1,502	63%	$983	65%
Employee compensation and related	1,061	29%	719	30%	342	48%
Stock-based compensation	79	2%	75	3%	4	5%
Other	64	2%	93	4%	(29)	(31)%

Total research and development	$3,689	100%	$2,389	100%	$1,300	54%

The most significant increase in research and development expenses of $1,300,000 from the three months ended March 31, 2008 to the comparable period in 2007 is due to increased expense for early-stage development activities of $983,000 (76%) conducted with outside contractors in support of our ongoing clinical trial initiatives, the most significant of which is the ZYBRESTAT ATC Phase II/III pivotal registration study initiated in the second quarter of 2007. In addition to the increase in external service costs was an increase of $342,000 in employee compensation and related expenses due to additional contract and temporary services used to support our ongoing clinical trial and product development programs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended March 31,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$756	37%	$687	32%	$69	10%
Stock-based compensation	276	13%	468	22%	(192)	(41)%
Consulting and professional services	773	37%	504	24%	269	53%
Facilities related	66	3%	199	9%	(133)	(67)%
Other	177	9%	266	13%	(89)	(33)%

Total general and administrative	$2,048	100%	$2,124	100%	$(76)	(4)%

     The decrease of $192,000 in stock-based compensation in the first quarter of 2008 from the first quarter of 2007 is related to an increase in the forfeiture rate used to calculate compensation expense. There was also an increase in consulting and professional services of $269,000 due to costs associated with ongoing efforts to raise capital to support our programs. In addition, the increase in consulting and professional services were related to costs to support and protect our patents. That increase was partially offset by a reduction in rent expense of $145,000 due to a reduction of our rent loss accrual. The reduction was caused by an extension of the sublease in our Watertown facility at a higher base rent than previously anticipated for an additional 24 months starting in September 2008.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2008, we had an accumulated deficit of approximately $143,246,000. We expect to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $23,113,000 at March 31, 2008, compared to approximately $28,438,000 at December 31, 2007.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Three Months
Ended March 31,
2008

Operating activities:

Net loss	$(5,445)
Non-cash adjustments to net loss	365
Changes in operating assets and liabilities	(214)

Net cash used in operating activities	(5,294)

Investing activities:

Net decrease in available-for-sale securities	8,287
Purchase of furniture, fixtures and equipment	(19)
Other	129

Net cash provided by investing activities	8,397

Financing activities:

Other	(138)

Net cash used in financing activities	(138)

Increase in cash and cash equivalents	2,965
Cash and cash equivalents at beginning of period	8,527

Cash and cash equivalents at end of period	$11,492

     A major component of the non-cash adjustments to net loss in the three month period ended March 31, 2008 is compensation expense of $442,000 related to the issuance of options and restricted stock. The decrease in available for sale securities and the associated decrease in cash and cash equivalents were primarily attributable to our short term clinical trial needs and the cash requirements to fund those needs.
     In February 2008, we entered into the CEFF with Kingsbridge , pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down shares in tranches of up to a maximum of 3.5 % of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 %t from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of our stock in the trading day immediately preceding the commencement of a draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. We have filed a registration statement on Form S-1 to register the resale by Kingsbridge of the shares issuable to Kingsbridge under the CEFF.
     Our anticipated cash requirement for fiscal 2008 is expected to be between $22,000,000 and $28,000,000. Our cash utilization amount is highly dependent on the progress of our potential product development programs, particularly the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. We expect that our current available cash will meet our cash requirements through the first quarter of fiscal 2009. However, we expect to augment our cash, cash equivalent and marketable securities balances as of March 31, 2008 of $23,113,000 with the utilization of our newly implemented CEFF as well as through other forms of capital infusion. Our primary anticipated uses of funds during the 2008 fiscal year involve the preclinical and clinical development of our product candidates under development. Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDAs and OQPs under development, including ZYBRESTAT, our lead compound, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
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
     In the event that all of the capital infusion initiatives discussed above are unsuccessful and should we be unable to sell shares under the CEFF due to the limitations contained in the CEFF agreement or our ability to register the securities with the SEC, by the end of our fiscal 2008 second quarter, we are prepared to implement cost reduction measures. These cost reduction measures would include the cessation or delay of at least two of the current or planned clinical trials of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, the cessation of our preclinical study of our in-licensed antibody protein — OXiMAb-24A, the delay or reduction in early stage development efforts in research with respect to our second-generation VDA, OXi4503, and the reduction of certain employee incentive programs.
          The following table presents our contractual obligations and commercial commitments as of March 31, 2008:
Payments due by period

		(All amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Pre-clinical, product development and clinical development commitments	$12,096	$10,236	$1,860	$—	$—

Operating leases	1,326	719	607	—	—

Total contractual cash obligations	$13,422	$10,955	$2,467	$—	$—

          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $252,000 for the 12-month period ending March 31, 2009.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through March 31, 2008, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total milestone payments of $700,000 through March 31, 2008. In the three months ended March 31, 2008, we did not make any payments pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
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
          While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.
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
     Stock-Based Compensation
          Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three -month period ended March 31, 2008, we recorded approximately $355,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
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
          Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the three-month period ended March 31, 2008, we granted options to purchase 24,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in the three-month period ended March 31, 2008 relates to continued vesting of stock options and restricted stock that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
          Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated forfeiture rates were calculated at 10% and 50%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At March 31, 2008, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

4.1	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

4.2	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

10.1	Common Stock Purchase Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: May 9, 2008	By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

4.2	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited. Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

10.1	Common Stock Purchase Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2008 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.