Form 10-Q
period 2008-06-30
OXIGENE INC
filed 2008-08-08
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2008, there were 29,176,207 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$14,682	$8,527
Available-for-sale securities	3,591	19,911
Prepaid expenses	730	354
Other current assets	16	72

Total current assets	19,019	28,864

Furniture and fixtures, equipment and leasehold improvements	1,396	1,343
Accumulated depreciation	(1,188)	(1,122)

	208	221
License agreements, net of accumulated amortization of $871 and $822 at June 30, 2008 and December 31, 2007, respectively	630	679
Other assets	171	300

Total assets	$20,028	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,718	1,370
Accrued research and development	3,516	2,713
Accrued other	820	901

Total current liabilities	6,054	4,984

Rent loss accrual	77	223

Total liabilities	6,131	5,207

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 29,176 shares at June 30, 2008 and 28,505 shares at December 31, 2007, issued and outstanding	292	285
Additional paid-in capital	163,890	162,358
Accumulated deficit	(150,293)	(137,801)
Accumulated other comprehensive income	8	15

Total stockholders’ equity	13,897	24,857

Total liabilities and stockholders’ equity	$20,028	$30,064

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

License Revenue:	$—	$7	$—	$7

Operating costs and expenses:

Research and development	5,176	3,502	8,865	5,891

General and administrative	2,023	2,380	4,070	4,504

Total operating costs and expenses	7,199	5,882	12,935	10,395

Loss from operations	(7,199)	(5,875)	(12,935)	(10,388)

Investment income	158	523	445	1,094

Other income (expense), net	(7)	(17)	(2)	(24)

Net loss	$(7,048)	$(5,369)	$(12,492)	$(9,318)

Basic and diluted net loss per common share	$(0.25)	$(0.19)	$(0.44)	$(0.33)

Weighted-average number of common shares outstanding	28,258	27,875	28,164	27,875
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:

Net loss	$(12,492)	$(9,318)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	66	55
Other-than-temporary impairment of available-for-sale securities	6
Amortization of license agreement	49	50
Rent loss accrual	(201)	(37)
Stock-based compensation	710	1,102

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(320)	(452)
Accounts payable, accrued expenses and other payables	1,125	1,262

Net cash used in operating activities	(11,057)	(7,338)
Investing activities:
Purchase of available-for-sale securities	(4,016)	(18,566)
Proceeds from sale of available-for-sale securities	20,323	20,054
Purchase of furniture, fixtures and equipment	(53)	(59)
Other assets	129	(405)

Net cash provided by investing activities	16,383	1,024
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	829	—

Net cash provided by financing activities	829	—

Increase (Decrease) in cash and cash equivalents	6,155	(6,314)

Cash and cash equivalents at beginning of period	8,527	15,687

Cash and cash equivalents at end of period	$14,682	$9,373

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
June 30, 2008
(Unaudited)
     1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of June 30, 2008, OXiGENE had an accumulated deficit of approximately $150,293,000. The Company expects to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. OXiGENE’s cash, cash equivalents and available-for-sale securities balance was approximately $18,273,000 at June 30, 2008. Based on current plans, the Company expects its current available cash and cash equivalents to meet its cash requirements into the first quarter of fiscal 2009. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, it becomes profitable. The Company intends to augment its cash, cash equivalents and marketable securities balances as of June 30, 2008 with the utilization of its Committed Equity Financing Facility (See Note 3 — Agreements), if available by its terms, as well as through other forms of capital infusion, including strategic alliances with organizations that have capabilities and/or products that are complementary to the Company’s capabilities and products, as well as program structured financing arrangements in order to continue the development of its potential product candidates. However, there can be no assurance that adequate additional financing under such arrangements will be available to the Company on terms that it deems acceptable, if at all.
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

     The following is a summary of the fair values of the Company’s available-for-sale securities: (amounts in thousands)

	June 30, 2008	December 31, 2007

Corporate bonds maturing in less than one year	$1,839	$5,819
Commercial paper maturing in less than one year	750	10,703
Asset backed securities maturing in less than one year	1,002	3,389

Total available-for-sale securities	$3,591	$19,911

     As of June 30, 2008, the Company’s available-for-sale securities are at a net unrealized gain position totaling approximately $8,000. As of June 30, 2008, two of the Company’s available-for-sale securities, both corporate bonds, were in an unrealized loss position totaling approximately $6,000. The loss position was primarily attributable to the fluctuation in short-term interest rates over the course of the three months ended June 30, 2008. The Company determined that these unrealized losses were other than temporary, after taking into consideration the time of ownership and the length of time such securities have been in a loss position and accordingly have adjusted the cost basis of the securities to their fair value as of June 30, 2008. Based on the recent difficulties in the credit markets, the Company performed a further review of its securities and concluded that the fair values are appropriate.
Fair Value
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 until the first quarter of 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
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

Level 1 inputs	Quoted prices in active markets;
Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	Valuations based on unobservable inputs.
     The following table summarizes our assets that were measured at fair value as of June 30, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008

Cash Equivalents

Money Market Fund	$13,045	$—	$—	$13,045

Total Cash Equivalents	13,045	—	—	13,045

Available-for-Sale

Corporate Bonds	—	1,839	—	1,839
Commercial paper	—	750	—	750
Asset-backed securities	—	1,002	—	1,002

Total Available-for-Sale	—	3,591	—	3,591

Total	$13,045	$3,591	$—	$16,636

Cash of $1,637,000 is not included in our SFAS 157 level hierarchy disclosure.
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
Net Loss Per Share
     Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,867,000 and 2,825,000 at June 30, 2008 and 2007, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
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

For the three and six months ended June 30, 2008, the Company recorded approximately $355,000 and $710,000 of expense associated with share-based compensation, respectively. For the three and six months ended June 30, 2007, the Company recorded approximately $559,000 and $1,102,000 of expense associated with share-based compensation, respectively.
     The Company’s stock options are valued using the Black-Scholes option pricing model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the performance period, which is generally the same as the option vesting period.
     During the three and six months ended June 30, 2008, options to purchase 20,000 and 44,000 shares, respectively, of the Company’s common stock were granted, with 20,000 of those options being granted to non-employees. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $0.62 and $0.93 per share, respectively, for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, options to purchase 276,000 and 437,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $2.12 and $2.45 per share, respectively, for the three and six months ended June 30, 2007.
     In April 2007, the Company granted options to purchase 100,000 shares of its common stock to its Chief Operating Officer at a grant price of $4.69 per share. The options were valued using the Black-Scholes option pricing model with assumptions consistent with other options granted by the Company. These options shall vest upon the achievement of milestones as outlined in the Chief Operating Officer’s employment agreement and approved by the Board of Directors. As of June 30, 2008, the Company determined that the achievement of the milestones as outlined in the Chief Operating Officer’s employment agreement is not probable and accordingly, no compensation expense has been recorded for these options for the period to date.
     The fair values for the stock options granted in the 2008 year to date period were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and three and six months ended June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted Average Assumptions
Risk-free interest rate	3.38%	4.50%	3.03%	4.62%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	54%	88%	65%	89%
Dividend yield	0.00%	0.00%	0.00%	0.00%
     Options, Warrants and Non-Vested Stock
     The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the six months ended June 30, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2007	2,148	$5.61	7.07	$44

Granted	44		—	—
Exercised	—		—	—
Forfeited	(23)		—	—

Options outstanding at June 30, 2008	2,169	$5.55	6.64	$—

Options exercisable at June 30, 2008	1,380	$6.51

Options vested or expected to vest at June 30, 2008	2,011	$5.75	6.46	$—

     As of June 30, 2008, there was approximately $1,634,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years. The total fair value of stock options that vested during the six months ended June 30, 2008 and 2007 was approximately $522,000 and $131,000, respectively.
     In the three months ended June 30, 2008, the Company awarded 20,000 options to purchase common stock of the Company to two non-employees at an exercise price of $1.29 which vest in equal installments over four years. The Company will record expense for these options in accordance with FAS 123R and EITF 96-18.
Non-Vested Stock
     The following table summarizes the activity for unvested stock in connection with restricted stock grants during the six months ended June 30, 2008:

		Weighted Average
	Shares	Fair Value
	(In thousands)

Unvested at December 31, 2007	468	$4.73

Granted	—
Vested	(20)	$4.09
Forfeited	—

Unvested at June 30, 2008	448	$4.76

     The Company recorded expense of approximately $196,000 and $392,000 related to outstanding restricted stock awards during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, there was approximately $1,299,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 1.5 years.
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
Warrants
     In June 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of June 30, 2008, all of such warrants have expired without being exercised.
     In February 2008, the Company issued five year warrants to purchase common stock exercisable beginning six months after February 19, 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility. Kingsbridge may purchase from the Company up to 250,000 shares of common stock at an exercise price of $2.74 per share. As of June 30, 2008, none of such warrants were exercisable.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available-for-sale securities and is presented separately on the balance sheet, as required.
     A reconciliation of comprehensive loss is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Net loss as reported	$(7,048)	$(5,369)	$(12,492)	$(9,318)

Unrealized gains	(4)	(6)	(7)	(5)

Comprehensive loss	$(7,052)	$(5,375)	$(12,499)	$(9,323)

     2. License Agreements
     In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company has paid a total of $1,800,000 in connection with the initial terms of the license. The Company capitalized the net present value of the total amount paid, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of June 30, 2008, additional accelerated payments that have previously been expensed and paid, due to achievement of certain financial milestones, totaled $700,000, and future milestone payments under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, the Company entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. The Company paid Intracel $150,000 in March 2007 as an up-front license fee that provides the Company with full control over the development and commercialization of licensed compounds/molecular products. The Company expensed the up-front payment to research and development expense. The agreement provides for additional payments by the Company to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. The Company has the right to sublicense all or portions of its licensed patent rights under this agreement.
     3. Agreements
     In February 2008, the Company entered into a Committed Equity Financing Facility, or CEFF with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the three years from the date of the agreement. Under the CEFF, the Company is able to draw down shares in tranches of up to a maximum of 3.5 % of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 % from the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free interest rate of 2.75% ( ii) an expected term of 5.5 years, which represents the contractual term (iii) no dividend yield and (iv) volatility of 83%. The estimated fair value of this warrant was $349,000, which was recorded as contra-equity within additional paid in capital.
     In connection with the CEFF, the Company entered into a Registration Rights Agreement, or RRA with Kingsbridge. The RRA is effective through the term of the CEFF and for two years thereafter. Pursuant to the RRA, the Company is required to file a registration statement with respect to the resale of the shares of common stock issuable under the CEFF and the warrant within 60 days after entering into the CEFF and to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 180 days of entering into the CEFF. The RRA requires the Company to maintain effectiveness of the registration statement throughout the term of the RRA. If the Company (1) fails to maintain effectiveness of the registration statement, or (2) has a deferral or suspension of registration due to a black-out period, the Company may be subject to liquidated damages. The liquidated damages are equal to the loss that Kingsbridge would incur by holding shares of the Company’s common stock and being unable to sell those shares because of an ineffective registration statement or black-out period. There is no limit to the amount of the liquidated damages that could be received in those circumstances. In accordance with the RRA, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with the SEC, which was declared effective on May 15, 2008. As of June 30, 2008, the Company has not accrued for any liquidated damages. The Company received net proceeds of $900,000 from the sale of approximately 635,000 shares of common stock under the CEFF during the three months ended June 30, 2008.
     4. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (SFAS 141R), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.

     In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material effect on its financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and June 30, 2007 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2007, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
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
     Our most advanced therapeutic product candidate, ZYBRESTAT™, is currently being evaluated in a Phase II/III pivotal registration study as a potential treatment for anaplastic thyroid cancer (ATC), a highly aggressive and lethal malignancy for which there are, currently, no approved therapeutics and extremely limited treatment options. In addition, ZYBRESTAT is being evaluated in Phase Ib and II clinical trials, in combination with established cancer treatment modalities, as a potential treatment for other solid tumors, including non-small cell lung cancer (NSCLC), platinum-resistant ovarian cancer, and head-and-neck cancer. Based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal Blood, we believe that ZYBRESTAT and our other VDA product candidates may also have utility in the treatment of hematological malignancies or “liquid tumors.”
     In addition to developing ZYBRESTAT as an intravenously administered therapy for cancer indications, we are developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions, such as age-related macular degeneration that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective, convenient and topically-administered anti-vascular therapeutic would have advantages over currently-approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes on a frequent basis. We are currently evaluating the most effective route to a topical formulation of ZYBRESTAT in an ophthalmological indication.
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
     We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing, managed from our corporate headquarters. Our research and development team members typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.
     Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2009. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. However, there can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all. Our failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.
     We have generated a cumulative net loss of approximately $150,293,000 for the period from our inception through June 30, 2008. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of June 30, 2008, we had no long-term debt or loans payable
Results of Operations
Six Months Ended June 30, 2008 and 2007
Revenue
     We reported $0 and $7,000 in license revenue for the six months ended June 30, 2008 and 2007, respectively. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating expense components and their percentages:

	Six Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$8,865	69%	$5,891	57%	$2,974	50%
General and administrative	4,070	31%	4,504	43%	(434)	-10%

Total operating expenses	$12,935	100%	$10,395	100%	$2,540	24%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Six Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$6,610	74%	$3,877	66%	$2,733	70%
Employee compensation and related	1,941	22%	1,681	28%	260	15%
Stock-based compensation	158	2%	152	3%	6	4%
Other	156	2%	181	3%	(25)	-14%

Total research and development	$8,865	100%	$5,891	100%	$2,974	50%

     The most significant increase in research and development expenses for the six month period ended June 30, 2008, as compared to the six months ended June 30, 2007, of $2,733,000 is due to an increase in costs incurred on our clinical development programs, including primarily our Anaplastic Thyroid Cancer study and our Non-Small Cell Lung Cancer studies which represent 50% and 52% of the increase in external services expenses, respectively. This increase was offset in part by decreases in expenses relating to some of our other smaller studies in the six months ended June 30, 2008. These increases were attributable to costs associated with trial site initiation and other related study initiation activities. The increases in external services expenses were accompanied by an increase in employee compensation and related costs required to manage these ongoing studies. We expect this trend of increases in research and development expenses to continue for the foreseeable future as we anticipate the continued development of our potential product candidates.

General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Six Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$1,409	35%	$1,519	34%	$(110)	-7%
Stock-based compensation	551	13%	950	21%	(399)	-42%
Consulting and professional services	1,448	36%	1,127	25%	321	28%
Facilities related	290	7%	368	8%	(78)	-21%
Other	372	9%	540	12%	(168)	-31%

Total general and administrative	$4,070	100%	$4,504	100%	$(434)	-10%

     Decreases in employee compensation, stock-based compensation, facilities related and other expenses totaling $755,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, were partially offset by an increase in consulting and professional services expenses of $321,000. The decreases in employee compensation and related expenses and stock-based compensation expense totaling $509,000 are attributable to one-time charges in the 2007 six-month period in connection with our Chief Executive Officer’s compensation agreement. The decrease in other expenses of $168,000 includes reductions in a number of miscellaneous spending categories. The increase in consulting and professional services expenses includes increases in our contracted services costs to assist in the administration of our ongoing potential product development costs and legal services. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.
Three Months Ended June 30, 2008 and 2007
Revenue
     We reported $0 and $7,000 in license revenue for the three months ended June 30, 2008 and 2007, respectively.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$5,176	72%	$3,502	60%	$1,674	48%
General and administrative	2,023	28%	2,380	40%	(357)	-15%

Total operating expenses	$7,199	100%	$5,882	100%	$1,317	22%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$4,125	80%	2,375	68%	1,750	74%
Employee compensation and related	879	17%	963	28%	(84)	-9%
Stock-based compensation	79	1%	77	2%	2	3%
Other	93	2%	87	2%	6	7%

Total research and development	$5,176	100%	$3,502	100%	$1,674	48%

     The most significant increase in research and development expenses for the three months ended March 31, 2008 from the comparable period in 2007 of $1,750,000 is due to an increase in costs incurred on our clinical development programs, including primarily our Anaplastic Thyroid Cancer study and our Non-Small Cell Lung Cancer studies which represent 47% and 49% of the increase in external services expenses, respectively, for the reasons described above.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended June 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$654	32%	$833	35%	$(179)	-21%
Stock-based compensation	276	14%	482	20%	(206)	-43%
Consulting and professional services	675	33%	623	26%	52	8%
Facilities related	224	11%	169	7%	55	33%
Other	194	10%	273	12%	(79)	-29%

Total general and administrative	$2,023	100%	$2,380	100%	$(357)	-15%

     The two most significant factors in the overall decrease in general and administrative expenses in the three month period of 2008 in comparison to the three month period of 2007 were decreases in employee compensation and stock-based compensation expenses totaling $385,000. Both of these decreases are attributable to one-time charges in the 2007 three-month period in connection with our Chief Executive Officer’s compensation agreement.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2008, we had an accumulated deficit of approximately $150,293,000. We expect to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $18,273,000 at June 30, 2008, compared to approximately $28,438,000 at December 31, 2007.

     The following table summarizes our cash flow activities for the period indicated, in thousands:

Six Months Ended
June 30, 2008

Operating activities:

Net loss	$(12,492)
Non-cash adjustments to net loss	630
Changes in operating assets and liabilities	805

Net cash used in operating activities	(11,057)

Investing activities:

Net decrease in available-for-sale securities	16,307
Purchase of furniture, fixtures and equipment	(53)
Other	129

Net cash provided by investing activities	16,383

Financing activities:

Net proceeds from issuance of common stock	829

Net cash provided by financing activities	829

Increase in cash and cash equivalents	6,155

Cash and cash equivalents at beginning of period	8,527

Cash and cash equivalents at end of period	$14,682

     A major component of the non-cash adjustments to net loss in the six month period ended June 30, 2008 is compensation expense of $710,000 related to the issuance of options and restricted stock. The net increase in operating assets and liabilities is attributable to an increase in accounts payable, accrued expenses and other payables of $1,125,000 offset by an increase in prepaid expenses and other current assets of $320,000. The decrease in available-for-sale securities is primarily attributable to our short-term product development-related cash requirements.
     In February 2008, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the three years from the date of the agreement. Under the CEFF, we are able to draw down shares in tranches of up to a maximum of 3.5 % of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement, whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 % from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of our stock on the trading day immediately preceding the commencement of a draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. We have filed a registration statement on Form S-1 to register the resale by Kingsbridge of the shares issuable to Kingsbridge under the CEFF, which was declared effective by the SEC on May 15, 2008. In June 2008, we completed our first drawdown under the CEFF, netting approximately $900,000.
     Our anticipated cash requirement for fiscal 2008 is expected to be between $22,000,000 and $28,000,000. For the first six months of 2008 our cash utilization from operations totaled $11,057,000 for an average of approximately $5,500,000 per quarter. Based on our current projections, our cash utilization for the next six quarters is expected to increase to between $7,000,000 and $8,000,000 per quarter. Based on these plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2009. Our cash utilization amount is highly dependent on the progress of our potential product development programs, particularly the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development and administrative staff to support our product development plans. However, we expect to augment our cash, cash equivalent and marketable securities balances as of June 30, 2008 of $18,273,000 with the utilization of our CEFF, if available by its terms, as well as through other forms of capital infusion. Our primary anticipated uses of funds during the 2008 fiscal year involve the preclinical and clinical development of our product candidates under development.

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
     We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. There can be no assurance that additional financing will be available on acceptable terms when needed, if at all. In addition to equity capital financing, we continue to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, as well as program structured financing arrangements in order to continue the development of our potential product candidates.
     In the event that the capital infusion initiatives discussed above are unsuccessful and should we be unable to sell shares under the CEFF due to the limitations contained in the CEFF agreement or our ability to maintain registration of the securities with the SEC, we are prepared to implement cost reduction measures. These cost reduction measures may include any or all of the following activities, which may be undertaken at any time: the cessation, reduction in scope or delay of the current or planned clinical trials of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, the cessation of our preclinical study of our in-licensed antibody protein — OXiMAb-24A, the delay or reduction in development efforts in research with respect to our second-generation VDA, OXi4503, and the reduction of certain employee incentive programs.
     The following table presents our contractual obligations and commercial commitments as of June 30, 2008:

	Payments due by Period
	(All amounts in thousands)
	Total	1 Year	1-3 years	4-5 years	After 5 years

Clinical development and related commitments	$15,941	$12,962	$2,979	$—	$—
Operating leases	1,183	724	459	—	—

Total contractual cash obligations	$17,124	$13,686	$3,438	$—	$—

     Payments under our pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $269,000 for the 12-month period ending June 30, 2009 and $396,000 during the 1-3 year period thereafter for a total of $665,000 for the periods presented.
     Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through June 30, 2008, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total milestone payments of $700,000 through March 31, 2008. In the six months ended June 30, 2008, we did not make any payments pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides us with full control over the development and commercialization of licensed compounds and molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. We have the right to sublicense all or portions of our licensed patent rights under this agreement.

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
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of our common stock, which is issuable upon exercise of the option,

•	the expected volatility of our common stock,

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•	the risk free interest rate for the expected option term.
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
     Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the six-month period ended June 30, 2008, we granted options to purchase 44,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in the six-month period ended June 30, 2008 relates to continued vesting of stock options and restricted stock that were granted after January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
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
     At June 30, 2008, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and maintain our investment portfolio in accordance with the Investment Policy. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and their relatively short duration, we believe interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we conduct a number of our trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are in jurisdictions with relatively stable currencies.

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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 23, 2008, we delivered notice to Kingsbridge Capital Limited, or Kingsbridge, to effect a draw down of up to $900,000 pursuant to the Common Stock Purchase Agreement dated as of February 19, 2008, by and between us and Kingsbridge. The first trading day of the eight-day pricing period for this draw down was May 27, 2008, and, in connection with this draw down, on June 2, 2008 and June 6, 2008, we issued an aggregate of 634,600 shares of our common stock to Kingsbridge at an aggregate purchase price of $900,000. The securities were issued to Kingsbridge in a transaction that was exempt from registration under the Securities Act of 1933, as amended, or the Act, pursuant to the exemption from registration set forth in Section 4(2) of the Act. The resale by Kingsbridge of these shares has been registered pursuant to a Registration Statement on Form S-1 (Reg. No. 333-150595).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On July 23, 2008, the Company held its Annual Meeting of Stockholders (the “Meeting”). On June 6, 2008, the record date for the Meeting, there were 29,176,207 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 16,750,437 shares were present, in person or by proxy and voted at the Meeting. At the Meeting, all nominees for director, Joel-Tomas Citron, David Chaplin, Ph.D., Richard Chin, M.D., Roy Hampton Fickling, Arthur Laffer, Ph.D., William D. Schwieterman, M.D., William N. Shiebler, Per-Olof Söderberg and J. Richard Zecher, Ph.D. were elected by plurality of the votes cast, as follows:

	FOR	Withheld Authority
Name of Director	Number of Shares	Number of Shares

Joel-Tomas Citron	14,352,618	821,109
David Chaplin, Ph.D.	14,596,433	577,924
Richard Chin, M.D.	14,525,703	648,024
Roy Hampton Fickling	14,589,508	584,219
Arthur Laffer, Ph.D.	14,545,567	628,160
William D. Schwieterman, M.D.	14,594,038	579,689
William N. Shiebler	14,558,280	615,447
Per-Olof Söderberg	14,595,006	578,721
J. Richard Zecher, Ph.D.	14,595,438	578,289
At the Meeting, the Company’s stockholders also approved the issuance of up to 5,708,035 shares of its common stock, representing 19.9% of its currently outstanding shares of common stock, to Kingsbridge, pursuant to the Common Stock Purchase Agreement, dated as of February 19, 2008, by and between Kingsbridge and the Company, with 6,655,944 votes cast in favor, 675,007 against and 75,273 abstentions.
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

OXiGENE, INC. (Registrant)
Date: August 8, 2008	By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ James B. Murphy
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