Form 10-Q
period 2008-09-30
OXIGENE INC
filed 2008-11-07
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑
     As of October 17, 2008, there were 35,011,448 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,755	$8,527
Available-for-sale securities	2,330	19,911
Prepaid expenses	1,023	354
Other current assets	16	72

Total current assets	12,124	28,864

Furniture and fixtures, equipment and leasehold improvements	1,416	1,343
Accumulated depreciation	(1,223)	(1,122)

	193	221

License agreement, net of accumulated amortization of $895 and $822 at September 30, 2008 and December 31, 2007, respectively	606	679
Other assets	188	300

Total assets	$13,111	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	967	1,370
Accrued research and development	4,256	2,713
Accrued other	800	901

Total current liabilities	6,023	4,984

Rent loss accrual	72	223

Total liabilities	6,095	5,207

Commitments and contingencies
Stockholders’ equity:

Common stock, $.01 par value, 100,000 shares authorized; 29,176 shares at September 30, 2008 and 28,505 shares at December 31, 2007, issued and outstanding	292	285
Additional paid-in capital	164,337	162,358
Accumulated deficit	(157,401)	(137,801)
Accumulated other comprehensive income	(212)	15

Total stockholders’ equity	7,016	24,857

Total liabilities and stockholders’ equity	$13,111	$30,064

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
License Revenue:	$13	$—	$13	$7
Operating costs and expenses:
Research and development	5,004	3,745	13,869	9,636
General and administrative	2,234	1,984	6,304	6,488

Total operating costs and expenses	7,238	5,729	20,173	16,124

Loss from operations	(7,225)	(5,729)	(20,160)	(16,117)
Investment income	102	467	546	1,562
Other income (expense), net	15	(13)	13	(37)

Net loss	$(7,108)	$(5,275)	$(19,601)	$(14,592)

Basic and diluted net loss per common share	$(0.25)	$(0.19)	$(0.69)	$(0.52)
Weighted-average number of common shares outstanding	28,816	27,938	28,374	27,896
See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:

Net loss	$(19,601)	$(14,592)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	101	85
Other-than-temporary impairment of available-for-sale securities	6	—
Amortization of license agreement	73	74
Rent loss accrual	(217)	(65)
Stock-based compensation	1,158	1,687

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(610)	(176)
Accounts payable, accrued expenses and other payables	1,105	797

Net cash used in operating activities	(17,986)	(12,190)

Investing activities:
Purchase of available-for-sale securities	(4,314)	(28,321)
Proceeds from sale of available-for-sale securities	21,662	37,148
Purchase of furniture, fixtures and equipment	(73)	(85)
Other assets	112	(411)

Net cash provided by investing activities	17,387	8,331

Financing activities:

Proceeds from issuance of common stock, net of acquisition costs	827	—

Net cash provided by financing activities	827	—

Increase (Decrease) in cash and cash equivalents	228	(3,859)

Cash and cash equivalents at beginning of period	8,527	15,687

Cash and cash equivalents at end of period	$8,755	$11,828

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
September 30, 2008
(Unaudited)
     1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2007, which can be found at www.oxigene.com.
     The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of September 30, 2008, OXiGENE had an accumulated deficit of approximately $157,401,000. The Company expects to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. OXiGENE’s cash, cash equivalents and available-for-sale securities balance was approximately $11,085,000 at September 30, 2008. Based on current plans, the Company expects its current available cash and cash equivalents to meet its cash requirements into the first quarter of fiscal 2009. The Company will require significant additional funding to remain a going concern and to fund operations until such time, if ever, it becomes profitable. The Company intends to augment its cash, cash equivalents and marketable securities balances as of September 30, 2008 with the utilization of its Committed Equity Financing Facility (See Note 3 — Agreements), if available by its terms, as well as through other forms of capital infusion, including strategic alliances with organizations that have capabilities and/or products that are complementary to the Company’s capabilities and products in order to continue the development of its potential product candidates. However, there can be no assurance that adequate additional financing under such arrangements will be available to the Company on terms that it deems acceptable, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to carrying value of the assets and /or liabilities in these condensed financial statements based on this uncertainty.
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

     The following is a summary of the fair values of the Company’s available-for-sale securities: (amounts in thousands)

	September 30, 2008	December 31, 2007
Corporate bonds maturing in less than one year	$1,031	$5,819
Commercial paper maturing in less than one year	299	10,703
Asset backed securities maturing in less than one year	1,000	3,389

Total available-for-sale securities	$2,330	$19,911

As of September 30, 2008, the Company’s available-for-sale securities are at a net unrealized loss position totaling approximately $212,000. During the month of September the Company recorded an unrealized loss of $204,000 related to a $750,000 corporate bond issued by American General Finance that matures on May 15, 2009.
SFAS 115 requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other -than-temporary. The Company considered, among other factors that the decline in fair value was abrupt and has not existed for an extended period of time, the financial condition of the issuer (AIG) has the support of a significant U.S. Government bailout, the decline in fair value was not specific to this corporate bond but to the overall market conditions as a whole and in reviewing the debt securities that have matured in the last quarter the Company noted investors of these debt securities received full principal payment on the respective maturity dates. The Company has the intent and ability to hold this corporate bond until maturity and expects to receive the full recovery of the bond’s value and concluded that the decline in value is not other than temporary.
Fair Value
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 until the first quarter of 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Pursuant to the provisions of SFAS 157, we are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. SFAS 157 establishes a fair value hierarchy that prioritizes valuation inputs based on the observable nature of those inputs. The SFAS 157 fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets;
Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	Valuations based on unobservable inputs.

     The following table summarizes our assets that were measured at fair value as of September 30, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Cash Equivalents
Money Market Fund	$6,185	$—	$—	$6,185

Total Cash Equivalents	6,185	—	—	6,185
Available for Sale
Corporate Bonds	—	$1,031	—	1,031
Commercial paper	—	299	—	299
Asset-backed securities	—	1,000	—	1,000

Total Available for Sale	—	2,330	—	2,330

Total	$6,185	$2,330	$—	$8,515

Cash of $2,570,000 is not included in our SFAS 157 level hierarchy disclosure.
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
Net Loss Per Share
     Basic and diluted net loss per share was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,813,000 and 2,798,000 at September 30, 2008 and 2007, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
Stock-based Compensation
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees.
     For the three and nine months ended September 30, 2008, the Company recorded approximately $450,000 and $1,160,000 of expense associated with share-based compensation, respectively. For the three and nine months ended September 30, 2007, the Company recorded approximately $586,000 and $1,687,000 of expense associated with share-based compensation, respectively.
     The Company’s stock options are valued using the Black-Scholes option pricing model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the performance period, which is generally the same as the option vesting period.
     During the three and nine months ended September 30, 2008, options to purchase 20,000 and 64,000 shares, respectively, of the Company’s common stock were granted, with 20,000 of those options being granted to non-employees. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $0.62 and $0.93 per share, respectively, for the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, options to purchase 200,000 and 637,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $2.59 and $2.50 per share, respectively, for the three and nine months ended September 30, 2007.
     In April 2007, the Company granted options to purchase 100,000 shares of its common stock to its Chief Operating Officer, who is now the Company’s Chief Executive Officer, at a grant price of $4.69 per share. The options were valued using the Black-Scholes option pricing model with assumptions consistent with other options granted by the Company. These options shall vest upon the achievement of milestones as outlined in this executive’s employment agreement and approved by the Board of Directors. As of September 30, 2008, the Company determined that the achievement of the milestones as outlined in this executive’s employment agreement is not probable and accordingly, no compensation expense has been recorded for these options for the period to date.
     The fair values for the stock options granted in the 2008 year to date period were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2008 and three and nine months ended September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted Averge Assumptions
Risk-free interest rate	3.13%	4.62%	3.06%	4.62%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	54%	86%	62%	88%
Dividend yield	0.00%	0.00%	0.00%	0.00%
     Options, Warrants and Non-Vested Stock
     The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the nine months ended September 30, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2007	2,148	$5.61	7.07	$44
Granted	64	$1.51	—	—
Exercised	—		—	—
Forfeited	(23)	$3.76	—	—

Options outstanding at September 30, 2008	2,189	$5.53	6.43	$—

Option exercisable at September 30, 2008 .	1,531	$6.30	5.54	—

Options vested or expected to vest at September 30, 2008	2,164	$5.53	6.43	$—

     As of September 30, 2008, there was approximately $842,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years. The total fair value of stock options that vested during the nine months ended September 30, 2008 and 2007 was approximately $1,063,000 and $482,000, respectively.
     In the nine months ended September 30, 2008, the Company awarded 20,000 options to purchase common stock of the Company to two non-employees at an exercise price of $1.29 which vest in equal installments over four years. The Company will record expense for these options in accordance with FAS 123R and EITF 96-18.

Non-Vested Stock
     The following table summarizes the activity for unvested stock in connection with restricted stock grants during the nine months ended September 30, 2008:

		Weighted Average
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2007	468	$4.73
Granted		—
Vested	(93)	$4.67
Forfeited	—	—

Unvested at September 30, 2008	375	$4.75

     The Company recorded expense of approximately $230,000 and $622,000 related to outstanding restricted stock awards during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was approximately $1,103,000 of unrecognized compensation expense related to restricted stock awards that will be recognized as expense over a weighted average period of 1.3 years.
     In January 2007, the Company granted 250,000 shares of restricted common stock to its former Chief Executive Officer pursuant to his employment agreement. In September 2007, the Company granted an aggregate of 80,000 shares of restricted common stock to two new members of the Board of Directors. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight —line basis over the vesting period of the awards.
Warrants
     In September 2003, the Company issued five-year warrants in connection with a private placement with three large institutional investors. As of September 30, 2008, all of these warrants have expired without being exercised.
     In February 2008, the Company issued five year warrants to purchase common stock exercisable beginning six months after February 19, 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility. Kingsbridge may purchase from the Company up to 250,000 shares of common stock at an exercise price of $2.74 per share. As of September 30, 2008, none of these warrants were exercisable.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available-for-sale securities and is presented separately on the balance sheet, as required.
     A reconciliation of comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss as reported	$(7,108)	$(5,275)	$(19,601)	$(14,592)

Unrealized gains	(220)	18	(227)	23

Comprehensive loss	$(7,328)	$(5,257)	$(19,828)	$(14,569)

     2. License Agreements
     In August 1999, the Company entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The Company has paid a total of $1,800,000 in connection with the initial terms of the license. The Company capitalized the net present value of the total amount paid, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In September 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of September 30, 2008, additional accelerated payments that have previously been expensed and paid, due to achievement of certain financial milestones, totaled $700,000, and future milestone payments under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
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
     In connection with the CEFF, the Company entered into a Registration Rights Agreement, or RRA with Kingsbridge. The RRA is effective through the term of the CEFF and for two years thereafter. Pursuant to the RRA, the Company was required to file a registration statement with respect to the resale of the shares of common stock issuable under the CEFF and the warrant within 60 days after entering into the CEFF and to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 180 days of entering into the CEFF. The RRA requires the Company to maintain effectiveness of the registration statement throughout the term of the RRA. If the Company (1) fails to maintain effectiveness of the registration statement, or (2) has a deferral or suspension of registration due to a black-out period, the Company may be subject to liquidated damages. The liquidated damages are equal to the loss that Kingsbridge would incur by holding shares of the Company’s common stock and being unable to sell those shares because of an ineffective registration statement or black-out period. There is no limit to the amount of the liquidated damages that could be received in those circumstances. In accordance with the RRA, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with the SEC, which was declared effective on May 15, 2008. As of September 30, 2008, the Company has not accrued for any liquidated damages. The Company received net proceeds of $900,000 from the sale of approximately 635,000 shares of common stock under the CEFF during the nine months ended September 30, 2008.
     4. Subsequent Events
     On October 1, 2008, OXiGENE entered into a series of related agreements with Symphony Capital LLC or “Symphony”, Symphony ViDA, Inc. or “ViDA”, Symphony ViDA Holdings LLC or “Holdings” and related entities, including the following:
•	Purchase Option Agreement;

•	Research and Development Agreement;

•	Amended and Restated Research and Development Agreement;

•	Technology License Agreement;

•	Novated and Restated Technology License Agreement;

•	Confidentiality Agreement; and

•	Additional Funding Agreement.

In addition, on October 1, 2008, OXiGENE entered into a series of related agreements with Holdings, including the following:
•	Stock and Warrant Purchase Agreement;

•	Warrant to purchase up to 11,281,877 shares of OXiGENE common stock; and

•	Registration Rights Agreement.
     Pursuant to these agreements, Holdings has formed and capitalized ViDA, a newly formed Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503 referred to as the “Programs”, which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments in the amount of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, of the Programs. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company is developing a topical formulation of ZYBRESTAT for ophthalmologic diseases and conditions, such as age-related macular degeneration, that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. The Company currently plans to undertake a series of preclinical and clinical studies with the objective of demonstrating the utility of a topical formulation of ZYBRESTAT in an ophthalmologic indication. OXi4503 is currently in a Phase I clinical trial in patients with advanced solid tumors. Based on favorable results in preclinical studies, the Company currently plans to undertake further clinical trials with OXi4503 in AML and hepatic tumors.
The Purchase Option Agreement provides for the exclusive right, but not the obligation, of OXiGENE to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in ViDA,, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of OXiGENE common stock (up to 20% of the purchase price or 10% of the total number of shares of OXiGENE common stock outstanding at such time, whichever is less), in OXiGENE’s sole discretion, subject to certain limitations. If OXiGENE does not exercise its exclusive right with respect to the purchase of the Programs licensed under the agreement with ViDA, rights to the Programs at the end of the development period will remain with ViDA.
OXiGENE has issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, (1) an aggregate of 5,835,241 shares of OXiGENE common stock (the “Shares”), and (2) a ten-year warrant to purchase 11,281,877 shares of OXiGENE common stock (the “Warrant”) at an exercise price of $1.11 per share, the closing price of OXiGENE common stock on The NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. OXiGENE may issue additional shares of its common stock and warrants in the event of specified events under the Additional Funding Agreement, the Novated and Restated Technology License Agreement and the Purchase Option Agreement. OXiGENE has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.
The Amended and Restated Research and Development Agreement provides that the conduct of the activities under the mutually agreed upon development plan and budget during the development period will be undertaken primarily by OXiGENE with support from RRD International LLC, the clinical development partner of Symphony, and provides that the development will be overseen by a Development Committee which is comprised of six representatives, three representatives to be designated by OXiGENE and three representatives to be designated by Holdings. The Development Committee will report to the board of directors of ViDA, which will be comprised of John Kollins, OXiGENE’s Chief Executive Officer, two representatives of Symphony, Mark Kessel and Jeffrey S. Edelman, and two independent board members.
In addition, OXiGENE has given Holdings the right to appoint two members to its Board of Directors. Holdings has designated Mark Kessel and Alastair J.J. Wood M.D., both Managing Directors of Symphony Capital LLC, as the Holdings representatives, who were appointed to the Board on October 22, 2008.
     5. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 141 (revised 2007) (SFAS 141R), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in fiscal 2009, with early adoption prohibited. The Company is currently evaluating what impact, if any, the adoption of SFAS 160 will have on its financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and September 30, 2007 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2007, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
Overview
          We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment in a number of ocular diseases which are characterized by abnormal blood vessel growth. Because our VDA product candidates act via a validated therapeutic mechanism, inhibition of blood flow to tumors and neovascular lesions within the eye, we believe the risk associated with its drug development programs is relatively low.
          Our most advanced therapeutic product candidate, ZYBRESTAT™ (generic name fosbretabulin, previously known as combretastatin A4 phosphate or CA4P), is currently being evaluated in a Phase II/III pivotal registration study as a potential treatment for anaplastic thyroid cancer, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In addition, ZYBRESTAT is being evaluated in Phase II clinical trials as a potential treatment for: (i) non-small cell lung cancer (NSCLC) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic agent, bevacizumab; and (ii) platinum resistant ovarian cancer in combination with carboplatin and paclitaxel. We believe that these studies, if successful, will establish a compelling rationale for further development of ZYBRESTAT as a treatment (i) for other forms of recurrent, metastatic thyroid cancer; (ii) for other aggressive and difficult-to-treat malignancies; (iii) for use in combination with chemotherapy in a variety of solid tumors in which carboplatin and paclitaxel chemotherapy are commonly used; and (iv) for use in combination with anti-angiogenic agents in other solid tumors in which anti-angiogenic therapies are commonly used. We believe these areas for potential further development collectively represent a very large potential commercial market opportunity. In addition, based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal Blood, we believe that ZYBRESTAT and its other VDA product candidates may also have utility in the treatment of hematological malignancies or “liquid tumors.” Approximately 350 subjects have been treated to date with ZYBRESTAT in human clinical trials.
          In addition to developing ZYBRESTAT as an intravenously administered therapy for cancer indications, We are developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions, such as age-related macular degeneration (AMD) that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective, convenient topically-administered anti-vascular therapeutic would have advantages over currently-approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes on a frequent basis. In addition to having potential utility for treating ocular diseases and conditions such as AMD that affect tissues such as the choroid in the back of the eye, we believe that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions that affect tissues in the front of the eye, such as the cornea and iris, which are characterized by abnormal growth of blood vessels, or neovascularization. We currently plan to undertake a series of preclinical and clinical studies with the objective of demonstrating the utility of a topical formulation of ZYBRESTAT in an ophthalmologic indication.
          We are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors. We refer to OXi4503 as an ortho-quinone prodrug (OQP). In preclinical studies, OXi4503 has shown potent anti-tumor activity, both as a single-agent and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its ability to exert (i) potent vascular disrupting effects on tumor vasculature; and (ii) direct cytotoxic effects on tumor cells. OXi4503 is currently in a Phase I clinical trial in patients with advanced solid tumors. Based on favorable results in preclinical studies, we currently plan to undertake further clinical trials with OXi4503 in acute myeloid leukemia (AML) and hepatic tumors.
          Both ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” were exclusively licensed to Symphony ViDA Holdings LLC under a Novated and Restated Technology License Agreement on October 1, 2008 (See Note 4, Subsequent Events to Condensed Financial Statements above)

          Finally, under a sponsored research agreement with Baylor University, we are pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer that we believe will be complementary with our later-stage VDA product candidates.
          We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing. Our research and development team members typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.
          We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. However, there can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all. Our failure to successfully complete human clinical trials, develop and market products over the next several years, or to realize product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.
          We have generated a cumulative net loss of approximately $157,401,000 for the period from our inception through September 30, 2008. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital has been the proceeds of private and public equity financings and the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of September 30, 2008, we had no long-term debt or loans payable.
Results of Operations
Nine Months Ended September 30, 2008 and 2007
Revenue
     We reported $13,000 and $7,000 in license revenue for the nine months ended September 30, 2008 and 2007, respectively. Currently, our only source of revenue is from the license to a third party of our formerly owned nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating expense components and their percentages:

	Nine Months ended September 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$13,869	69%	$9,636	60%	$4,233	44%
General and administrative	6,304	31%	6,488	40%	(184)	-3%

Total operating expenses	$20,173	100%	$16,124	100%	$4,049	25%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
External services	$10,202	73%	$6,250	65%	$3,952	63%
Employee compensation and related	3,215	23%	2,835	29%	380	13%
Stock-based compensation	208	1%	297	3%	(89)	-30%
Other	244	2%	254	3%	(10)	-4%

Total research and development	$13,869	100%	$9,636	100%	$4,233	44%

     The most significant increase in research and development expenses for the nine month period ended September 30, 2008, as compared to the nine months ended September 30, 2007, of $4,233,000 is due to an increase in external service costs incurred on our clinical development programs. Most notably, we experienced increases in external service costs on our Anaplastic Thyroid Cancer study, our Non-Small Cell Lung Cancer study and our Ovarian Cancer study totaling $4,651,000. This was partially offset by a decrease of $530,000 in our study of solid tumors in combination with Bevacizumab. The increase in external services expenses were accompanied by an increase in employee compensation and related costs required to manage these ongoing studies. We expect this trend of increases in research and development expenses to continue for the foreseeable future as we anticipate the continued development of our potential product candidates.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$1,772	28%	$1,932	30%	$(160)	-8%
Stock-based compensation	952	15%	1,390	21%	$(438)	-32%
Consulting and professional services	2,311	37%	1,802	28%	$509	28%
Facilities related	476	8%	452	7%	$24	5%
Other	793	13%	912	14%	$(119)	-13%

Total general and administrative	$6,304	100%	$6,488	100%	$(184)	-3%

     Decreases in employee compensation, stock-based compensation, and other expenses totaling $717,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, were partially offset by an increase in consulting and professional services expenses of $509,000. The decreases in employee compensation and related expenses and stock-based compensation expense totaling $598,000 are primarily attributable to one-time charges in the 2007 nine-month period in connection with our former Chief Executive Officer’s compensation arrangements. The decrease in other expenses of $119,000 is due to reductions in a number of miscellaneous spending categories. The increase in consulting and professional services expenses resulted from increases in our contracted services costs to assist in the administration of our ongoing potential product development costs and costs of legal services. We anticipate increased general and administrative costs as we continue to prepare for and manage activities for both current and anticipated development programs.

Three Months Ended September 30, 2008 and 2007
Revenue
     We reported $13,000 and $0 in license revenue for the three months ended September 30, 2008 and 2007, respectively.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended September 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Research and development	$5,004	69%	$3,745	65%	$1,259	34%
General and administrative	2,234	31%	1,984	35%	250	13%

Total operating expenses	$7,238	100%	$5,729	100%	$1,510	26%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2008		2007
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	$	%
External services	$3,592	72%	$2,373	63%	$1,219	51%
Employee compensation and related	1,275	25%	1,153	31%	122	11%
Stock-based compensation	50	1%	145	4%	(95)	-66%
Other	87	2%	74	2%	13	18%

Total research and development	$5,004	100%	$3,745	100%	$1,259	34%

     The increase in research and development expenses for the three months ended September 30, 2008 from the comparable period in 2007 of $1,259,000 is primarily due to an increase in external service costs incurred in connection with our clinical development programs. Most notably, we experienced increases in external service costs related to our Anaplastic Thyroid Cancer study and, our Non-Small Cell Lung Cancer study totaling $1,516,000. This increase was partially offset by a decrease of $406,000 in our study of solid tumors in combination with Bevacizumab. The increase in external services expenses was accompanied by an increase in employee compensation and related costs of manage these ongoing studies.

General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2008		2007		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	$	%
Employee compensation and related	$362	16%	$412	21%	(50)	-12%
Stock-based compensation	401	18%	441	22%	(40)	-9%
Consulting and professional services	864	39%	675	34%	189	28%
Facilities related	251	11%	139	7%	112	81%
Other	356	16%	317	16%	39	12%

Total general and administrative	$2,234	100%	$1,984	100%	250	13%

     The two most significant factors in the overall increase in general and administrative expenses in the three- month period ended September 30, 2008 in comparison to the three- month period ended September 30, 2007 were increases in consulting and professional services and facilities- related costs totaling $301,000. The increase in consulting and professional services costs is attributable to increases in our contracted services costs to assist in the administration of our ongoing potential product development costs and costs of legal services. The increase in our facilities- related costs is attributable to the expansion of our San Bruno, California office space in support of the continued development of our potential product candidates.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2008, we had an accumulated deficit of approximately $157,401,000. We expect to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $11,085,000 at September 30, 2008, compared to approximately $28,438,000 at December 31, 2007.

     The following table summarizes our cash flow activities for the period indicated, in thousands:

Nine Months Ended
September 30, 2008
Operating activities:

Net loss	$(19,601)
Non-cash adjustments to net loss	1,121
Changes in operating assets and liabilities	495

Net cash used in operating activities	(17,985)

Investing activities:

Net decrease in available-for-sale securities	17,348
Purchase of furniture, fixtures and equipment	(73)
Other	111

Net cash provided by investing activities	17,386

Financing activities:

Net proceeds from issuance of common stock	827

Net cash provided by financing activities	827

Increase in cash and cash equivalents	228

Cash and cash equivalents at beginning of period	8,527

Cash and cash equivalents at end of period	$8,755

     A major component of the non-cash adjustments to net loss in the nine month period ended September 30, 2008 is compensation expense of $1,158,000 related to the issuance of options and restricted stock. The net increase in operating assets and liabilities is attributable to an increase in accounts payable, accrued expenses and other payables of $1,105,000 offset by an increase in prepaid expenses and other current assets of $610,000. The decrease in available-for-sale securities is primarily attributable to our short-term product development-related cash requirements.
     On October 1, 2008, we entered into a series of related agreements with Symphony Capital LLC or “Symphony”, Symphony ViDA, Inc. or “ViDA”, Symphony ViDA Holdings LLC or “Holdings” and related entities, including the following:
•	Purchase Option Agreement;

•	Research and Development Agreement;

•	Amended and Restated Research and Development Agreement;

•	Technology License Agreement;

•	Novated and Restated Technology License Agreement;

•	Confidentiality Agreement; and

•	Additional Funding Agreement.
     In addition, on October 1, 2008, we entered into a series of related agreements with Holdings, including the following:
•	Stock and Warrant Purchase Agreement;

•	Warrant to purchase up to 11,281,877 shares of OXiGENE common stock; and

•	Registration Rights Agreement.
     Pursuant to these agreements, Holdings has formed and capitalized ViDA, a newly formed Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503 referred to as the “Programs”, which were exclusively licensed to ViDA under the Novated and Restated

Technology License Agreement and (b) to fund commitments in the amount of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, of the Programs. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company is developing a topical formulation of ZYBRESTAT for ophthalmologic diseases and conditions, such as age-related macular degeneration, that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. The Company currently plans to undertake a series of preclinical and clinical studies with the objective of demonstrating the utility of a topical formulation of ZYBRESTAT in an ophthalmologic indication. OXi4503 is currently in a Phase I clinical trial in patients with advanced solid tumors. Based on favorable results in preclinical studies, the Company currently plans to undertake further clinical trials with OXi4503 in AML and hepatic tumors.
The Purchase Option Agreement provides for the exclusive right, but not the obligation, of OXiGENE to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in ViDA,, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of OXiGENE common stock (up to 20% of the purchase price or 10% of the total number of shares of OXiGENE common stock outstanding at such time, whichever is less), in OXiGENE’s sole discretion, subject to certain limitations. If OXiGENE does not exercise its exclusive right with respect to the purchase of the Programs licensed under the agreement with ViDA, rights to the Programs at the end of the development period will remain with ViDA.
OXiGENE has issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, (1) an aggregate of 5,835,241 shares of OXiGENE common stock (the “Shares”), and (2) a ten-year warrant to purchase 11,281,877 shares of OXiGENE common stock (the “Warrant”) at an exercise price of $1.11 per share, the closing price of OXiGENE common stock on The NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. OXiGENE may issue additional shares of its common stock and warrants in the event of specified events under the Additional Funding Agreement, the Novated and Restated Technology License Agreement and the Purchase Option Agreement. OXiGENE has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.
The Amended and Restated Research and Development Agreement provides that the conduct of the activities under the mutually agreed upon development plan and budget during the development period will be undertaken primarily by OXiGENE with support from RRD International LLC, the clinical development partner of Symphony, and provides that the development will be overseen by a Development Committee which is comprised of six representatives, three representatives to be designated by OXiGENE and three representatives to be designated by Holdings. The Development Committee will report to the board of directors of ViDA, which will be comprised of John Kollins, OXiGENE’s Chief Executive Officer, two representatives of Symphony, Mark Kessel and Jeffrey S. Edelman, and two independent board members.
In addition, OXiGENE has given Holdings the right to appoint two members to its Board of Directors. Holdings has designated Mark Kessel and Alastair J.J. Wood M.D., both Managing Directors of Symphony Capital LLC, as the Holdings representatives, who were appointed to the Board on October 22, 2008.
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
     Our anticipated cash requirement for fiscal 2008 is expected to be between $22,000,000 and $28,000,000. For the first nine months of 2008 our cash utilization from operations totaled $17,985,000 for an average of approximately $6,000,000 per quarter. Based on our current projections, our cash utilization for the next nine quarters is expected to increase to between $7,000,000 and $8,000,000 per quarter. Based on these plans, we expect our currently available cash, cash equivalents and marketable securities to meet our cash requirements into the first quarter of fiscal 2009. Our cash utilization amount is highly dependent on the progress of our potential product development programs, particularly the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development and administrative staff to support our product development plans. However, subject to shareholder approval at a special meeting of stockholders scheduled for December 9, 2008 we anticipate that the Warrant will be exercised for approximately $12,500,000 augmenting our cash, cash equivalents and marketable securities balances as of September 30, 2008 of $11,085,000. Our primary anticipated uses of funds during the remainder of fiscal 2008 and in 2009 involve the pre-clinical and clinical development of our product candidates.

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
     We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. There can be no assurance that additional financing will be available on acceptable terms when needed, if at all. In addition to equity capital financing, we continue to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.
     In the event that the capital infusion initiatives discussed above are unsuccessful and should we be unable to obtain shareholder approval of further issuances of our common stock to Holdings or to sell shares under the CEFF due to the limitations contained in the CEFF agreement or our ability to maintain registration of the securities with the SEC, we are prepared to implement cost reduction measures. These cost reduction measures may include any or all of the following activities, which may be undertaken at any time: the cessation, reduction in scope or delay of the current clinical trials of ZYBRESTAT and other supporting projects, the reduction and delay in hiring of development and administrative staff, and the reduction of certain employee incentive programs.
     The following table presents our contractual obligations and commercial commitments as of September 30, 2008, in thousands:

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years
Research & Development Projects	$15,436	$10,259	$5,178	$—	$—
Operating Leases	2,958	795	1,897	266	—

Total contractual cash obligations	$18,394	$11,054	$7,074	$266	—

     Payments under our pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $337,000 for the 12-month period ending September 30, 2009 and $326,000 during the 1-3 year period thereafter for a total of $663,000 for the periods presented.
     Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through September 30, 2008, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total milestone payments of $700,000 through March 31, 2008. In the nine months ended September 30, 2008, we did not make any payments pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides us with full control over the development and commercialization of licensed compounds and molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. We have the right to sublicense all or portions of our licensed patent rights under this agreement. Currently, there are no plans to further develop this technology.

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
     Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the nine-month period ended September 30, 2008, we granted options to purchase 64,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in the nine-month period ended September 30, 2008 relates to continued vesting of stock options and restricted stock that were granted after January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2008, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have adopted an Investment Policy and quarterly review our compliance with the Audit Committee of the Board of Directors. The primary objectives of the Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. As of September 30, 2008, one of our investments with par value totaling $750,000 did not meet our Investment Policy criteria. The investment had an unrealized loss totaling approximately $204,000 in September, 2008.
     SFAS 115 requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other -than-temporary. The Company considered, among other factors, the decline in fair value was abrupt and has not existed for an extended period of time, the financial condition of the issuer (AIG) has the support of a significant U.S. Government bailout, the decline in fair value was not specific to this corporate bond but to the overall market conditions as a whole and in reviewing the debt securities that have matured in the last quarter the Company noted investors of these debt securities received full principal payment on the respective maturity dates. Thus, the company has decided to hold these Corporate Bonds until maturity and expects full recovery and concluded that the fair values are appropriate.
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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There has been one modification to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. The modified risk factor is presented here in its entirety.
We have a history of losses and we anticipate that we will continue to incur losses in the future.
     We have experienced net losses every year since our inception and, as of September 30, 2008, had an accumulated deficit of approximately $157,401,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA and OQP technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.
We have licensed the intellectual property rights to OXi4503 and ZYBRESTAT for ophthalmology to ViDA pursuant to our collaboration with Symphony. The collaboration may not yield sufficient clinical data to allow us to determine whether we should exercise our option to repurchase these programs prior to the expiration of the development period, and even if we decide to exercise that option, we may not have the financial resources to exercise our option in a timely manner.
     On October 1, 2008, we granted an exclusive license to the intellectual property relating to OXi4503 and ZYBRESTAT for ophthalmology in return for a commitment from Holdings to provide up to $25 million of committed capital to advance these programs. Under certain circumstances, the Company may be required to commit up to $15 million to ViDA. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the programs at specified points in time during the term of the development period. The development programs under the arrangement are jointly managed by ViDA and us, and we may not agree on decisions that would enable us to develop the potential products successfully. Even if we are in agreement on the development plans, the development efforts may not result in sufficient clinical data to allow us to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the ViDA programs will terminate, and we will no longer have rights to the programs licensed to ViDA under the arrangement.
     If we elect to exercise the purchase option, we will be required to make a substantial payment, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We may be required to raise funds or enter into a financing arrangement or license arrangement with one or more third parties, or to take some combination of these measures, in order to exercise the option, even if we pay a portion of the purchase price with our common stock. Sufficient financing or a licensing arrangement may not be available to us on acceptable terms if and when we decide to exercise the purchase option.
Item 2. Unregistered Sales of Equity Securities and Use of
As described above in Note 4 to our consolidated financial statements, on October 1, 2008, OXiGENE entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities, including the following:
•	Purchase Option Agreement;

•	Research and Development Agreement;

•	Amended and Restated Research and Development Agreement;

•	Technology License Agreement;

•	Novated and Restated Technology License Agreement;

•	Confidentiality Agreement; and

•	Additional Funding Agreement.

     In addition, on October 1, 2008, OXiGENE entered into a series of related agreements with Holdings, including the following:
•	Stock and Warrant Purchase Agreement;

•	Warrant to purchase up to 11,281,877 shares of OXiGENE common stock; and

•	Registration Rights Agreement.
          Pursuant to these agreements, Holdings has formed and capitalized ViDA, a newly formed Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments in the amount of up to $25 million. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, of the Programs. Under certain circumstances, the Company may be required to commit up to $15 million to ViDA. The Company is developing a topical formulation of ZYBRESTAT for ophthalmologic diseases and conditions, such as age-related macular degeneration, that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. The Company currently plans to undertake a series of preclinical and clinical studies with the objective of demonstrating the utility of a topical formulation of ZYBRESTAT in an ophthalmologic indication. OXi4503 is currently in a Phase I clinical trial in patients with advanced solid tumors. Based on favorable results in preclinical studies, the Company currently plans to undertake further clinical trials with OXi4503 in AML and hepatic tumors.
          OXiGENE has issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, (1) an aggregate of 5,835,241 shares of OXiGENE common stock (the “Shares”), and (2) a ten-year warrant to purchase 11,281,877 shares of OXiGENE common stock (the “Warrant”) at an exercise price of $1.11 per share, the closing price of OXiGENE common stock on The NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. OXiGENE may issue additional shares of its common stock and warrants in the event of specified events under the Additional Funding Agreement, the Novated and Restated Technology License Agreement and the Purchase Option Agreement. OXiGENE has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.
          The Shares and the Warrant were issued to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Shares and Warrant have not been registered under the Securities Act or any state securities laws. In issuing these securities, OXiGENE relied upon Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder to conclude that this transaction is exempt from the registration requirements of the Securities Act. Pursuant to the Registration Rights Agreement, OXiGENE has agreed to file a registration statement for the resale of the Shares and the shares of common stock underlying the Warrant.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
4.1 Form of Direct Investment Warrant, dated as of October 17, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.1 Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.2 Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.3 Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.4 Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.5 Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.6 Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.7 Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.
10.8 Form of Indemnification Agreement between the Company and its Directors. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.
10.9 OXiGENE, Inc. Amended and Restated Director Compensation Policy. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.
10.10 Separation Agreement between the Company and Dr. Chin dated as of October 22, 2008. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.
10.11 Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron dated as of October 22, 2008. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: November 7, 2008	By:	/s/ John A. Kollins
John A. Kollins
Chief Executive Officer

Date: November 7, 2008	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Direct Investment Warrant, dated as of October 17, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.1	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.2	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.3	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.* Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.4	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.6	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.7	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. Filed as an exhibit to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A on October 10, 2008 and incorporated by reference herein.

10.8	Form of Indemnification Agreement between the Company and its Directors. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.

10.9	OXiGENE, Inc. Amended and Restated Director Compensation Policy. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.

10.10	Separation Agreement between the Company and Dr. Chin dated as of October 22, 2008. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.

10.11	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron dated as of October 22, 2008. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 24, 2008 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit
Number	Description
31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.