Form 10-K
period 2008-12-31
OXIGENE INC
filed 2009-03-30
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-21990

OXiGENE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Third Avenue	02451
Waltham, MA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 547-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
Common Stock Purchase Rights

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2008 was $32,982,000.

As of March 17, 2009, the aggregate number of outstanding shares of common stock of the registrant was 46,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

INTRODUCTION

OXiGENE, Inc. (“OXiGENE” or the “Company”) is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. The Company’s primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. Approximately 375 subjects have been treated to date with ZYBRESTAT in human clinical trials. In light of the significant human experience with ZYBRESTAT to date, and because the Company’s VDA product candidates act via a validated therapeutic mechanism, inhibition of blood flow to tumors and to neovascular lesions within the eye, the Company believes the risk associated with its drug development programs is relatively low as compared with compounds that act via unproven or unknown mechanisms of action.

OXiGENE’s most advanced therapeutic product candidate, ZYBRESTATtm (USAN name fosbretabulin, previously known as combretastatin A4 phosphate or CA4P), is currently being evaluated in a Phase II/III pivotal registration study, which we refer to as the FACT Trial, as a potential treatment for anaplastic thyroid cancer (ATC), a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In 2007, the Company completed a Special Protocol Assessment process with the US Food and Drug Administration (FDA) for this pivotal registration study. The FDA has also granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers.

In addition, ZYBRESTAT is being evaluated in Phase II clinical trials as a potential treatment for: (i) non-small cell lung cancer (NSCLC) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic agent, bevacizumab, which we refer to as the FALCON Trial; and (ii) platinum-resistant ovarian cancer in combination with carboplatin and paclitaxel. In October 2008, the Company announced interim results, as reported by the principal investigator at the 12th Biennial Meeting of the International Gynecological Cancer Society, from the ongoing Phase II study with ZYBRESTAT in platinum-resistant ovarian cancer. After reviewing these results with an ovarian cancer expert panel, the Company believes the interim data, assuming final study results are similar, support further development of ZYBRESTAT in ovarian cancer and is considering options for undertaking further studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group. The Company anticipates that results from the ongoing ZYBRESTAT Phase II ovarian cancer study will be reported in the first half of 2009 at annual meeting of the American Society of Clinical Oncology (ASCO).

The Company believes that the ongoing FACT trial in ATC, if successful, will provide a basis for the Company to seek marketing approval of ZYBRESTAT in ATC, and that the ongoing ZYBRESTAT study program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

(i) other forms of recurrent, metastatic thyroid cancer;

(ii) other aggressive and difficult-to-treat malignancies; and

(iii) use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

(iv) use in combination with commonly used anti-angiogenic drugs, such as bevacizumab that act via VEGF pathway inhibition, in various solid tumor indications.

The Company believes these areas for potential further development collectively represent a large potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.

In addition, based upon pre-clinical results first published by its collaborators in the November 2007 online issue of the journal BLOOD, as well as pre-clinical data to be presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), OXiGENE believes that ZYBRESTAT and its other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies or “liquid tumors,” such as acute myeloid leukemia.

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, OXiGENE is undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. The Company believes that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis. The Company is currently conducting pre-clinical studies and plans to initiate in the first half of 2009 at least one human clinical trial with intravenously-administered ZYBRESTAT to (i) confirm the therapeutic utility of ZYBRESTAT in an ophthalmologic indication; (ii) determine tissue concentrations of drug required for activity; and (iii) further evaluate the feasibility of developing a topical formulation of ZYBRESTAT for ophthalmological indications. To date, the Company has completed pre-clinical experiments demonstrating that ZYBRESTAT has activity in six different pre-clinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. The Company has also completed multiple pre-clinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses anticipated to be tolerated and non-toxic, penetrates to the retina and choroid in quantities that the Company believes should be more than sufficient for therapeutic activity. Finally, the Company has completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization three months after study entry.

In conjunction with Symphony, OXiGENE is currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors, and based on what it believes to be compelling pre-clinical study results, plans to file an IND for this product candidate and initiate additional Phase Ib studies beginning in the first half of 2009. In pre-clinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia, both as a single agent and in combination with other cancer treatment modalities. The Company believes that OXi4503 is differentiated from other VDAs by its dual-action activity. OXi4503 has demonstrated potent vascular disrupting effects on tumor vasculature, as well as direct cytotoxic effects on tumor cells that arise from metabolism of the drug by oxidative enzymes, which are elevated in certain tumors and tissues, (e.g., leukemia, hepatic tumors, and melanoma) to a cytotoxic orthoquinone chemical species.

As described below under “— Symphony Transaction”, in October 2008, the Company announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRETAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under the transaction, OXiGENE granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503. OXiGENE maintains an exclusive option, but not the obligation, to purchase the assets of Symphony ViDA Inc.

Finally, under a sponsored research agreement with Baylor University, the Company is pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner the Company believes could be complementary with its VDA therapeutics. The Company also believes that its hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503.

Symphony Transaction

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony). Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities, including the following:

•	Purchase Option Agreement;

•	Research and Development Agreement;

•	Amended and Restated Research and Development Agreement;

•	Technology License Agreement;

•	Novated and Restated Technology License Agreement;

•	Confidentiality Agreement; and

•	Additional Funding Agreement.

In addition, OXiGENE entered into a series of related agreements with Holdings, including the following:

•	Stock and Warrant Purchase Agreement;

•	Warrant to purchase up to 11,281,877 shares of OXiGENE common stock at $1.11 per share, which was issued on October 17, 2008 and subsequently exercised in full on December 30, 2008 following shareholder approval of the Symphony Transaction; and

•	Registration Rights Agreement.

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, of ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company’s requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

The Purchase Option Agreement provides for the exclusive right, but not the obligation, of OXiGENE to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of OXiGENE common stock (up to 20% of the purchase price or 10% of the total number of shares of OXiGENE common stock outstanding at such time, whichever is less), in OXiGENE’s sole discretion, subject to certain limitations. If OXiGENE does not exercise its exclusive right with respect to the purchase of ZYBRESTAT ophthamology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA.

OXiGENE has issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 13,513,514 shares of OXiGENE common stock and warrants at a price of $1.11 per share, which was the closing price of OXiGENE common stock on the NASDAQ Global Market on September 30, 2008, the day

before the consummation of the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, the Company issued to Holdings an aggregate of 3,603,604 shares of OXiGENE common stock with a fair value of $4,000,000 as consideration for the Purchase Option. OXiGENE may issue additional shares of its common stock and warrants in the event of specified events under the Additional Funding Agreement (maximum value of stock or warrants equal to one million dollars in scenario that Symphony contributes entire $10 million Additional Funding Amount to ViDA), the Novated and Restated Technology License Agreement (in certain scenarios, a maximum of four million shares to be purchased by Symphony at a price of $1.22 per share) and the Purchase Option Agreement (as consideration for the assets of ViDA, OXiGENE may issue to Symphony stock and warrants equal to a maximum of 20% of the ViDA purchase price, subject to the limitation that such stock and warrants not exceed 10% of the total number of shares of OXiGENE common stock outstanding shares at such time.) OXiGENE has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.

The Amended and Restated Research and Development Agreement provides that the conduct of the activities under the mutually agreed upon development plan and budget during the development period will be undertaken primarily by OXiGENE with support from RRD International LLC, the clinical development partner of Symphony, and provides that the development will be overseen by a Development Committee which is comprised of six representatives, three representatives from OXiGENE, one of whom is Patricia A. Walicke, M.D., Ph.D., OXiGENE’s Vice President and Chief Medical Officer, who serves as chairman of the Development Committee, and three representatives from RRD. The Development Committee reports to the board of directors of ViDA, which is comprised of John Kollins, OXiGENE’s Chief Executive Officer, two representatives of Symphony, Mark Kessel and Jeffrey S. Edelman, and two independent board members, Eric K. Rowinsky, M.D., Executive Vice President and Chief Medical Officer of ImClone Systems, Inc., a wholly-owned subsidiary of Eli Lilly and Company and Nicole Onetto, M.D., Senior Vice President and Chief Medical Officer of ZymoGenetics, Inc.

In addition, OXiGENE has given Holdings the right to appoint two members to its Board of Directors. Holdings has designated Mark Kessel and Alastair J.J. Wood, M.D., both Managing Directors of Symphony Capital LLC, as the Holdings representatives, who were appointed to the Board on October 22, 2008.

Our Development Programs and Product Candidates

The following table outlines the ongoing and planned clinical development programs for our current product candidates:

ZYBRESTAT for Oncology

Indication	Study Design	Regimen	Sponsor	Status

Anaplastic Thyroid Cancer	FACT Trial - Phase II/III Randomized, Controlled Pivotal Registration Study	carboplatin + paclitaxel ± ZYBRESTAT	OXiGENE	Enrolling
1st-line Non-small Cell Lung Cancer	FALCON Trial - Phase II Randomized, Controlled Study	carboplatin + paclitaxel + bevacizumab ± ZYBRESTAT	OXiGENE	Enrolling
Platinum-resistant Ovarian Cancer	Phase II Simon Two- Stage Design Study	ZYBRESTAT + carboplatin + paclitaxel	Cancer Research UK	Enrollment completed

ZYBRESTAT for Ophthalmology

Indication	Study Design	Regimen	Sponsor	Status

Proof-of-mechanism Study in Choroidal Neovascularization Indication	Phase II Randomized, Double-Masked, Placebo-controlled, Single-dose Study	ZYBRESTAT (intravenous-route)	OXiGENE/ ViDA	To be initiated in first-half 2009

OXi4503 for Oncology

Indication	Study Design	Regimen	Sponsor	Status

Refractory Tumors	Phase I Dose-Escalation Study	OXi4503	Cancer Research UK	Enrolling
Hepatic Tumors	Phase Ib Dose-Ranging Study	OXi4503	OXiGENE/ ViDA	To be initiated in Q1 2009

ZYBRESTAT ONCOLOGY — FACT Trial: Pivotal Registration Study in Anaplastic Thyroid Cancer

ZYBRESTAT (fosbretabulin) is OXiGENE’s lead VDA product candidate. In the field of oncology, eleven clinical trials evaluating ZYBRESTAT as a treatment for advanced solid tumor cancers have been completed and approximately 350 cancer patients have been treated with ZYBRESTAT, either as a monotherapy or in combination with other cancer treatment modalities. Based on clinical results to date, OXiGENE believes that the safety profile of ZYBRESTAT in oncology appears favorable and may confer advantages versus currently-marketed anti-angiogenic agents. In addition, in seven Phase I and II studies to date, ZYBRESTAT has demonstrated significant tumor blood-flow reducing effects following administration as determined with multiple imaging modalities.

ZYBRESTAT, administered intravenously, is currently being evaluated in a 180-patient, controlled, randomized pivotal registration study, which we refer to as the FACT trial, initiated in July 2007, pursuant to a Special Protocol Assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA), as a potential treatment for anaplastic thyroid cancer (ATC), is a highly aggressive and lethal malignancy for which there are no approved therapies and limited therapeutic options. The primary endpoint for the pivotal registration study is overall survival, and the study design incorporates a planned interim analysis, which the Company currently anticipates will occur in the first half of 2010, upon occurrence of a pre-specified number of events (deaths). Depending upon the results observed at the planned interim analysis, which will be conducted by an independent Data Safety Monitoring Committee, the study may be (i) continued as planned; (ii) stopped for overwhelming efficacy; or (iii) increased in size, with respect to the number of patients to be enrolled in the study, in order to increase the probability of observing a statistically significant positive effect on overall survival.

Anaplastic Thyroid Cancer (ATC) is one of the most aggressive and lethal cancers known to afflict humans. Unlike other types of thyroid cancer, ATC progresses rapidly, and is assumed to be metastatic at the time it is diagnosed. The median survival from time of diagnosis for patients with ATC is approximately 3-4 months, and there is no approved therapy for ATC at this time. ATC represents between 1 and 5% of all thyroid cancers, and patients with other forms of thyroid cancer can develop ATC as a secondary disease. The Company estimates that 1,000 to 4,000 people in the United States and Europe are diagnosed each year with ATC.

The Company believes that pre-clinical and clinical trial results to date support development of ZYBRESTAT for ATC. In Phase I and II clinical trials conducted by OXiGENE or its collaborators, three of seven ATC patients responded to or achieved disease stabilization with ZYBRESTAT therapy. After ZYBRESTAT monotherapy, one individual with pathologically-confirmed ATC achieved a long-term complete response, and is still alive more than nine years later. Individual subjects with metastatic papillary or metastatic medullary thyroid cancer have experienced partial responses or disease stabilization for over one year when treated with ZYBRESTAT monotherapy. In several of these studies in which tumor blood-flow imaging assessments were conducted, ATC and other thyroid cancer patients experienced pronounced tumor blood-flow inhibition in comparison with patients with other solid tumor types. OXiGENE believes these tumor blood-

flow inhibition observations are notable because in pre-clinical studies, the degree of tumor blood-flow inhibition in tumor-implanted animals treated with ZYBRESTAT predicts the extent of tumor cell death within the tumor. In a Phase II trial with ZYBRESTAT monotherapy in 26 patients with metastatic ATC, most of whom had been pre-treated with other therapeutic modalities prior to study entry, 27% of patients achieved stable disease for at least six weeks, with a median survival time for all patients in the study (4.7 months) that the Company believes compares favorably with historical median survival data for this disease based on the largest ATC patient cohorts reported in published scientific literature. Moreover, the 27% of patients achieving stable disease responses in this Phase II study had a median survival time of more than one year. Results from this study were published in 2009 by Dr. Scot Remick and colleagues in the journal Thyroid.

The FDA has granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of new drugs intended to treat life-threatening conditions for which there is no approved therapy. The Fast Track designation applies to the combination of a drug candidate and a specific disease indication.

ZYBRESTAT has been awarded orphan drug status by the FDA and the European Commission in European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. Orphan drug designations are granted by the FDA to provide economic incentives to stimulate the research and development of promising product candidates that treat rare diseases. The Orphan Drug Act provides for seven years of market exclusivity from the time of approval to the first sponsor that obtains market approval for an orphan drug-designated product. It also provides tax credits to defray the cost of research conducted to generate the data required for marketing approval, funding to support clinical trials, and assistance in designing research studies. In the European Union, Orphan Drug Status confers up to 10 years of market exclusivity from the time of approval and as well allows access to a centralized approval process which may accelerate the approval and commercialization of the orphan-designated drug in all European Union states.

Phase II Trials in Non- Small Cell Lung Cancer and Platinum-Resistant Ovarian Cancer

In addition to the ongoing pivotal registration study in ATC, ZYBRESTAT is being evaluated in two ongoing oncology clinical trials in combination with other cancer treatment modalities, including chemotherapy, and chemotherapy plus bevacizumab, an approved and widely-used anti-angiogenic therapeutic antibody that inhibits VEGF, a key blood-vessel growth factor. Based on pre-clinical and clinical trial results to date, the Company believes that combinations of ZYBRESTAT, chemotherapy, and anti-angiogenic therapeutics such as bevacizumab will have enhanced anti-tumor effects that may result in enhanced clinical benefits for cancer patients. Ongoing and planned clinical trials in which ZYBRESTAT is being evaluated in combination with other cancer treatment modalities are as follows.

FALCON Trial: NSCLC — Phase II, randomized, controlled trial evaluating a regimen of ZYBRESTAT + anti-angiogenic therapy + chemotherapy versus anti-angiogenic therapy + chemotherapy in patients with NSCLC.

ZYBRESTAT is currently being evaluated in a 60-patient, Phase II, randomized controlled trial, which we refer to as the FALCON Trial, as a potential first-line treatment for patients with stage IIIb/IV NSCLC. Patients on the treatment arm receive ZYBRESTAT, anti-angiogenic therapy (bevacizumab) and chemotherapy (carboplatin and paclitaxel), whereas patients on the control arm of the study receive anti-angiogenic therapy and chemotherapy. The primary endpoint of the study is progression-free survival, and the Company anticipates reporting interim data in 2009 with results to follow in 2010. The Company believes this study, if successful, will (i) provide support for initiating a pivotal registration study with ZYBRESTAT in NSCLC; and (ii) more generally, provide further clinical validation supporting further evaluation of ZYBRESTAT and other VDAs in combination with commonly used anti-angiogenic therapeutics that act via VEGF pathway inhibition.

Lung cancer is the second most common form of cancer in the United States, and the most common cause of cancer-related death. Non-small cell lung cancer (NSCLC) is the most common form of lung cancer, with over 400,000 new cases diagnosed each year in the US, Europe and Japan. Treatment of NSCLC depends on the stage of the disease at the time of diagnosis. Bevacizumab anti-angiogenic therapy in combination with chemotherapy, such as carboplatin plus paclitaxel, is considered a standard treatement for NSCLC patients with extensive lymph node involvement, invasive, or metastatic disease at diagnosis (Stage IIIb/IV disease). Life expectancy for these patients is approximately one year.

The Company believes that pre-clinical and clinical trial results to date support development of ZYBRESTAT for NSCLC and for use in combination with anti-angiogenic drugs such as bevacizumab. While VDAs, such as ZYBRESTAT, and anti-angiogenic agents, such as bevacizumab, both target a tumor’s blood supply, they differ in their mechanism-of-action and end result. With anti-angiogenic agents, the therapeutic objective is to prevent tumor growth by inhibiting the formation of new tumor-specific blood vessels that sprout and feed the tumor. These agents typically are used chronically over months to prevent further growth of the tumor mass. Because the tumor is not destroyed, it can form new feeder blood vessels after treatment has stopped. VDAs, in constrast, are designed to attack tumors rapidly by selectively disrupting the existing blood vessel structure, particularly the vessels within the tumor, creating a rapid and irreversible shutdown of these blood vessels. Thus, while VDAs appear to destroy the established blood vessel network within a tumor, anti-angiogenic agents are thought primarily to prevent the growth of new blood vessels.

In December 2007, OXiGENE completed a Phase Ib clinical trial to evaluate ZYBRESTAT in combination with bevacizumab in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in people who have failed previous treatments and are in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, OXiGENE reported final data from the trial showing that the two-drug combination appeared safe and well-tolerated with early signs of clinical efficacy (9 of 16 patients with stable disease responses with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

ZYBRESTAT has been observed to have activity against NSCLC in pre-clinical studies, and in a clinical study evaluating ZYBRESTAT in combination with radiation therapy in patients with NSCLC, the combination was observed to result in significant tumor blood-flow reductions.

Platinum-resistant ovarian cancer — Phase II Simon two-stage design trial evaluating ZYBRESTAT in combination with chemotherapy in patients with platinum-resistant ovarian cancer.

ZYBRESTAT is currently being evaluated in a 44-patient, Phase II, Simon two-stage design trial sponsored by Cancer Research United Kingdom for women with relapsed, advanced platinum-resistant ovarian cancer. All participants receive ZYBRESTAT and chemotherapy (carboplatin and paclitaxel). The trial is open-label and is designed to evaluate the safety and efficacy, as determined by RECIST and CA125 biomarker criteria, of ZYBRESTAT in combination with carboplatin and paclitaxel in women with platinum-resistant ovarian cancer. In October 2008, the principal investigator reported interim results showing that 10 of 34 patients (29%) enrolled to date had partial responses as measured by tumor imaging (RECIST) and/or ovarian cancer biomarker (CA-125) criteria. An additional unconfirmed partial response was observed in a patient lost to follow up, stable disease responses were observed in an additional nine patients, and clinical benefit was observed in at least one non-evaluable patient. The combination regimen of ZYBRESTAT and chemotherapy was observed to be well tolerated. Enrollment for this study is complete, and the Company anticipates final results from this trial will be reported at the 2009 annual meeting of the American Society of Clinical Oncology. After reviewing these initial results with an ovarian cancer expert panel, the Company believes the interim data, assuming final results are similar, support further development of ZYBRESTAT in ovarian cancer and is considering options for undertaking further studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group.

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

Despite advances in the management of ovarian cancer with chemotherapy, radiotherapy and surgery, the disease recurs in many women within five years. Patients whose disease recurs within six months of completion of chemotherapy with a platinum-based drug are considered “platinum-resistant.” The majority of women with advanced ovarian cancer will relapse and many of these women will be considered platinum-resistant either at first relapse or at a later relapse. Although treatment with cytotoxic chemotherapy is an alternative for patients with platinum-resistant ovarian cancer, response rates are typically in the range of 10-20%, and frequently are achieved at the expense of side-effects that impair patients’ quality-of-life.

ZYBRESTAT Oncology Business Strategy

OXiGENE believes that the ATC indication potentially offers a relatively rapid and cost-effective route to ZYBRESTAT approval and commercialization in a targeted therapeutic area that is characterized by (i) a relatively small group of specialty physicians who treat and manage patients; (ii) high unmet medical need; and (iii) the absence of other promoted therapeutic products. These characteristics suggest that the ATC / refractory thyroid cancer market could be effectively addressed with a small specialty commercial organization. In addition to ATC, OXiGENE believes that patients suffering from other forms of refractory thyroid cancer may benefit from treatment with ZYBRESTAT, and the Company is considering options for undertaking clinical trials to further evaluate the therapeutic utility of ZYBRESTAT in other forms of thyroid cancer.

Beyond the thyroid cancer area, the Company believes that ZYBRESTAT may have therapeutic utility in a variety of solid and liquid tumors, and the Company is actively considering partnership options in order to rapidly pursue development and commercialization of ZYBRESTAT in a breadth of oncology indications. In its ZYBRESTAT oncology development program, the Company’s objectives are to position ZYBRESTAT for use: in highly aggressive and difficult-to-treat tumors, such as ATC and platinum-resistant ovarian cancer; in combination with chemotherapy, in particular the carboplatin + paclitaxel chemotherapy “backbone” that is being utilized in all three ongoing ZYBRESTAT oncology clinical studies; and in combination with anti-angiogenic agents such as bevacizumab. If successful in its ZYBRESTAT oncology clinical development program, the Company believes that ZYBRESTAT will be effectively positioned for further development ZYBRESTAT, in collaboration with a partner, for broad use in a variety of tumor types and cancer treatment regimens.

ZYBRESTAT for Ophthalmology

The Company is currently conducting pre-clinical studies and plans to initiate in the first half of 2009 at least one human clinical trial with intravenously-administered ZYBRESTAT to (i) confirm the therapeutic utility of ZYBRESTAT in an ophthalmologic indication; (ii) determine tissue concentrations of drug required for activity; and (iii) further evaluate the feasibility of and increase the probability of success associated with developing a topical formulation of ZYBRESTAT for ophthalmological indications. The Company has identified a potential initial target indication for ZYBRESTAT in ophthalmology that is characterized by abnormal vascularization of the retina/choroid and is reported to respond sub-optimally to treatment with current anti-angiogenic therapeutics and other therapies. The Company believes this indication represents a significant population with high unmet needs and may provide an attractive development pathway for ZYBRESTAT in ophthalmology that would obviate the need for potentially large and costly comparative and/or combination clinical studies with currently-approved anti-angiogenic drugs.

Abnormal neovascularization characterizes a variety of ophthalmological diseases and conditions, including corneal neovascularization, central retinal vein occlusion, proliferative diabetic retinopathy, retinopathy of prematurity, sickle cell retinopathy, myopic macular degeneration (MMD), age-related macular degeneration (AMD), and neovascular glaucoma. The Company and/or its collaborators have published encouraging results from pre-clinical studies with ZYBRESTAT in various pre-clinical models of ophthalmological diseases characterized by abnormal neovascularization. To date, the Company has completed pre-clinical experiments demonstrating that ZYBRESTAT has activity in six different pre-clinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. In February 2007 at the annual meeting of the Association for Research in Vision and Ophthalmology (ARVO), we announced results from a 23-patient, Phase II clinical trial of intravenously-administered ZYBRESTAT in MMD. All patients in this study met the primary endpoint of vision stabilization at three months following study entry. The Company believes the results from this study establish initial human proof-of-concept for ZYBRESTAT in ophthalmological indications. In December 2007, the Company reported results from a pre-clinical study with topically-administered ZYBRESTAT in rabbits indicating that, with topically-administered ZYBRESTAT, drug concentrations are achieved in target tissues in the eye (i.e., the retina and choroid) that the Company believes are sufficient for therapeutic effect. Data from subsequent pre-clinical studies with multiple topical formulations corroborate these results.

Based on results from pre-clinical and clinical trials, the Company believes that a topically-applied formulation of ZYBRESTAT (e.g., an eye-drop or other topical formulation) is feasible and may have clinical utility in the treatment of patients with a variety of ophthalmological diseases and conditions, such as age-related macular degeneration, diabetic retinopathy and neovascular glaucoma, which are characterized by abnormal blood vessel growth and associated loss of vision. In these diseases, the Company believes that ZYBRESTAT can be utilized as a therapeutic to selectively disable the network of abnormally formed existing and emerging blood vessels that infiltrate the back or other parts of the eye and thereby cause severe visual impairment. In addition to having potential utility for treating ocular diseases and conditions that affect tissues in the back of the eye, the Company believes that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions characterized by abnormal neovascularization that affect tissues in the front of the eye, such as the cornea and iris.

Although several anti-angiogenic therapeutics have been approved and are marketed for ophthalmological indications in which patients are experiencing active disease, the requirement that these therapeutics be injected directly into the eye on a repeated basis is a significant limitation for some patients and may result in serious side-effects. OXiGENE believes that a topical formulation of ZYBRESTAT may (i) decrease the requirement for or possibly even replace the use of medications injected into the eye; and (ii) have utility for treating patients with newly developed and/or less severe forms of neovascular ophthalmological diseases and conditions, which could potentially prevent these patients from developing active and/or severe forms of the disease that result in vision loss; and (iii) have utility in patients with neovascular ophthalmological diseases and conditions that do not respond well to treatment with currently available therapeutics.

OXi4503, a second-generation dual-mechanism VDA

The Company is pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for for certain solid and liquid tumor types (e.g., leukemia, hepatic tumors, and melanoma) in which oxidative enzymes are believed to be present in relatively high quantities. The Company believes that OXi4503 is differentiated from other VDAs by its dual-action activity. The Company’s data indicate that in addition to having potent vascular disrupting effects, OXi4503 can be metabolized by oxidative enzymes to an orthoquinone chemical species that has direct cytoxic effects on tumor cells. Based on pre-clinical studies, the Company believes that OXi4503 may have enhanced activity in tumor types with relatively high levels of oxidative enzymes that can facilitate the metabolism of the active OXi4503 VDA to a cytotoxic orthoquinone species. OXiGENE is currently evaluating OXi4503, in a Phase I clinical trial in patients with advanced solid tumors. Based on results from pre-clinical studies in which OXi4503 has shown potent anti-tumor activity against solids and hematological malignancies (i.e., acute myeloid leukemia), both as a single agent and in combination with other cancer treatment modalities, the Company plans to file an IND and initiate additional Phase Ib studies beginning in the first half of 2009.

In May 2008, our collaborators from Cancer Research UK presented interim data from an ongoing dose-escalating Phase I clinical trial of OXi4503 in patients with advanced tumors indicating that OXi4503 was observed to be moderately well tolerated with the most common dose-limiting toxicities and adverse events consistent with class effects of VDAs. In addition, tumor blood-flow shutdown and metabolic inactivation were observed with MRI and PET imaging, and disease stabilization (stable disease per RECIST criteria) was achieved in 6 of 20 subjects.

Company Background

The Company is a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with its corporate office in the United States at 230 Third Avenue, Waltham, Massachusetts 02451 (telephone: 781-547-5900; fax: 781-547-6800). We also have offices located in South San Francisco, California, and in Oxford, United Kingdom. The Company’s Internet address is www.OXiGENE.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).

VASCULAR DISRUPTING AGENTS: 2ND-GENERATION ANTI-VASCULAR THERAPEUTICS THAT ADDRESS A LARGE POTENTIAL MARKET OPPORTUNITY

According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90% of all cancers, more than 200 types, are solid tumors, which are dependent upon a continually developing vascular supply for their growth and survival. Similarly, in the ophthalmology field, abnormal neovascularization characterizes a variety of ophthalmological diseases and conditions, including corneal neovascularization, central retinal vein occlusion, proliferative diabetic retinopathy, retinopathy of prematurity, sickle cell retinopathy, myopic macular degeneration (MMD), age-related macular degeneration (AMD), and neovascular glaucoma.

Since 2004, multiple anti-angiogenic drugs have been approved for a variety of cancer and ophthalmology indications, and development of approved anti-angiogenic drugs for new indications continues. Physician adoption of these first-generation anti-vascular drugs has been rapid and continues to accelerate. In 2008, the Company estimates that ex-manufacturer sales of approved anti-angiogenic drugs increased by approximately 25% over 2007, approaching $6 billion in 2008.

The Company believes that its VDA drug candidates are second-generation anti-vascular drugs that differ from and are complementary and non-competitive with anti-angiogenic agents. Similar to anti-angiogenic agents, OXiGENE’s VDA drug candidates are anti-vascular drugs that exert therapeutic effects by depriving tumors — and in the case of eye disease, ocular lesions — of blood supply. The Company also believes that its VDA therapeutics may be better tolerated than anti-angiogenic drugs and may potentially have utility in later-stage tumors that have become unresponsive to anti-angiogenic therapies.

In September 2006, OXiGENE announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab, a widely-used anti-angiogenic drug that acts by inhibiting VEGF, a pro-angiogenic growth factor. In this article Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT and an anti-angiogenic agent (an anti-VEGF-receptor antibody) had synergistic effects on tumors.

In December 2007, OXiGENE completed a Phase Ib clinical trial to evaluate ZYBRESTAT in combination bevacizumab (an approved and widely-used anti-VEGF monoclonal antibody) in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in patients who had failed previous treatments and were in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, OXiGENE reported final data from the trial showing that the two-drug combination appeared safe and well-tolerated with early signs of clinical efficacy (9 of 16 patients with stable disease responses with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

OXiGENE believes that these pre-clinical and clinical research results suggest combining VDA and anti-angiogenic therapies may be a compelling strategy to maximize the therapeutic potential of VDAs and anti-angiogenic drugs in the treatment of solid tumors. The Company believes the potential ability to synergistically combine VDA drugs with anti-angiogenic therapeutics affords it a wide range of future development and commercialization options with its VDA drug candidates, including tumor types and treatment settings where anti-angiogenic drugs are commonly utilized, as well as those where anti-angiogenic agents are either poorly tolerated, ineffective, no longer effective, or not commonly utilized.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In pre-clinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from initial human clinical studies conducted by OXiGENE with combinations of ZYBRESTAT and the widely-used anti-angiogenic drug, bevacizumab, provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects.

	1ST-Generation Anti-Vascular Drugs	2ND-Generation Anti-Vascular Drugs

	Anti-Angiogenic Drugs (bevacizumab, ranibizumab, sorafenib, sunitinib, pegaptanib, etc.)	OXiGENE VDA Drug Candidates (ZYBRESTAT, OXi4503)

Biological Effect	Prevent formation and growth of new blood vessels throughout the body	Selectively occlude and collapse pre-existing tumor vessels

Mechanism	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) Promiscuous for all angiogenesis	Intermittently and reversibly collapses the tubulin cytoskeleton vascular endothelial cells, causing vascular endothelial cells lining fragile and immature tumor vasculature to change shape, occlude and collapse tumor vessels

Selectively disrupts the endothelial cell junctional protein, VE-cadherin, in tumor vessels and other abnormal vessels

ZYBRESTAT half-life is approximately 4 hours

Selective for abnormal vasculature characteristic of tumors and ocular lesions

Rapidity of Effect	Weeks	Hours

Side Effects	Vascular and non-vascular side-effects, some of which are chronic in nature, e.g., chronic hypertension, wound-healing impairment, hemorrhage / hemoptysis, gastrointestinal perforation, proteinuria / nephrotic syndrome, thromboembolic events, etc.	Transient and manageable Typical of a “vascularly active” agent (e.g., transient and manageable hypertension) Mostly non-overlapping with anti-angiogenics Compare favorably with anti-angiogenics

The Company believes its VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, so as to cause shape change of tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that its VDA drug candidates act in a reversible fashion on a protein called tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, ZYBRESTAT is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies and suggested in imaging studies of human patients treated with ZYBRESTAT and OXi4503.

Pre-clinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that ZYBRESTAT also disrupts the molecular engagement of VE-cadherin, a junctional protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels.

Pre-clinical and clinical study results indicate that ZYBRESTAT exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of ZYBRESTAT in humans is approximately four hours. Because the half-life of the active form of ZYBRESTAT is relatively short, the effects of ZYBRESTAT on tubulin are reversible, and ZYBRESTAT is typically administered no more frequently than once per week, the side-effects of ZYBRESTAT are typically transient in nature, limited to the period of time following administration when the active form of ZYBRESTAT is in the body in significant concentrations. This contrasts with anti-angiogenic agents, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body, exert their tumor blood-vessel growth inhibiting effects over days to weeks, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with ZYBRESTAT are typically transient and manageable. The most frequent ZYBERESTAT side-effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, ZYBRESTAT also exhibits cardiovascular effects, which in the majority of patients are mild and transient and transient in nature. Approximately 10-20% of patients treated with ZYBRESTAT experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by OXiGENE, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

The Company’s strategy is to develop innovative therapeutics for oncology and to leverage its drug candidates and technology in the field of ophthalmology. The principal focus of the Company, in the foreseeable future, is to complete the clinical development of its drug candidates ZYBRESTAT and OXi4503 and to identify new pre-clinical candidates that are complementary to our VDAs. To advance its strategy, the Company has established relationships with universities, research organizations and other institutions in these fields. The Company intends to broaden these relationships, rather than expand its in-house research and development staff. In general, these programs are created, developed and controlled by internal Company management. Currently, the Company has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2008, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas;

•	University of Florida, Gainesville, Florida,

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts,

•	University of Oxford, Oxford United Kingdom,

•	University College London, London, United Kingdom,

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusal of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a pharmaceutical candidate is identified for development it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA, IRBs and the investigators for serious and unexpected adverse events. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

U.S. Review and Approval Processes

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA. Provisions similar to those in the U.S. for patent term restoration are available in the European Union, Japan and other countries and regions. For example, in the

European Union, a Supplemental Protection Certificate may be utilized to extend patent life of a drug product for up to a maximum of five years.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity (NCE) if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDAs, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

With respect to territories outside the U.S., under Article 39.3 of the World Trade Organization’s Agreement on Trade Related Aspects of Intellectual Property Rights (TRIPS), member countries are obliged to protect against unfair commercial use of confidential data on NCEs submitted by companies to obtain approval for marketing new drugs from a regulatory agency.

Statutory NCE exclusivity provisions in other territories provide for marketing exclusivity as outlined in the following table:

Country / Territory	NCE Marketing Exclusivity Period

European Union	10 years, with an additional year exclusivity available in event a new indication is obtained during the initial exclusivity period
New Zealand	5 years
Japan	6-10 years
China	6 years

Pediatric exclusivity is another type of exclusivity in the United States and the European Union. In the U.S., pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The current pediatric exclusivity provision was reauthorized on September 27, 2007.

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

In the European Union and Japan, orphan drug exclusivity regulations provide for 10 years of marketing exclusivity for orphan drugs that are approved for the treatment of rare diseases or conditions.

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

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require postmarket studies and clinical trials, labeling changes based on new safety information, and compliance with a risk evaluation and mitigation strategy approved by the FDA. Failure to comply with any requirements under the new law may result in significant penalties. The new law also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements, and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. In addition, to new legislation, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicines produced by certain biotechnological processes such as genetic engineering, new chemical entities intended for the treatment of HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, or officially designated “orphan medicines’ and optional for those which are highly innovative. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states, as well as in the EEA/EFTA states Iceland, Liechtenstein and Norway. For drugs without approval in any Member State and that do not fall within the mandatory scope of the centralized procedure, the decentralized procedure provides for simultaneous approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

As in the U.S., the European Union may grant orphan drug status for specific indications if the request is made before an application for marketing authorization is made. The European Union considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the European Union. A company whose application for orphan drug designation in the European Union is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance, access to the Centralized Procedure and reduced application fees. Orphan drugs in the European Union also enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. In the European Union and Japan, orphan drug exclusivity regulations provide for 10 years of marketing exclusivity for orphan drugs approved for the treatment of rare diseases or conditions.

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

It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

PATENTS AND TRADE SECRETS

The Company is able to protect its technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. OXiGENE has over 30 pending patent applications and over 25 issued patents in the United States that are owned by or exclusively licensed to it, as well as pending corresponding foreign patent applications. The Company’s policy is to file United States and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. OXiGENE also intends to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. The Company seeks protection, in part, through confidentiality and proprietary information agreements.

OXiGENE has exclusively licensed from the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of Arizona State University (ASU) certain US and international intellectual property rights to develop and commercialize combretastatins and combretastatin derivatives for a range of indications. Such patents expire between 2013 and 2021. We have exclusively licensed from Bristol Myers-Squibb certain US and international intellectual property rights drawn to certain amine salts of combretastatin A-4 phosphate, including the salt form currently being developed by us. The U.S. patents expire in December 2021. The license from Bristol Myers-Squibb includes extensive international protection of the licensed invention.

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

The Company is aware of a limited number of companies involved in the development of VDAs. Such companies include Novartis (in collaboration with Antisoma), AstraZeneca, sanofi-aventis, Myriad, Nereus and MediciNova, all of which have VDAs that management believes are at an earlier or similar stage of clinical development than the Company’s lead drug candidate, ZYBRESTAT.

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

EMPLOYEES

The Company expects to continue to maintain a relatively small number of executives and other employees. OXiGENE relies as much as possible on consultants and independent contractors for its research, development, pre-clinical testing and clinical trials. As of March 17, 2009 the Company had 34 full-time employees, of which 25 were engaged in research and development and monitoring of clinical trials. Much of the Company’s pre-clinical testing and clinical trials are subcontracted and performed globally with the assistance of contract research organizations.

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

ROBERT S. KERBEL, Ph.D. is a Canada Research Chair in Molecular Medicine and a Professor in the Departments of Medical Biophysics, and Laboratory Medicine & Pathobiology at the University of Toronto.

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

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. We expect current cash on hand to fund our operations into the fourth quarter of 2009. In order to remain a going concern we will require significant funding. Additional funds may not be available to us on terms that we deem acceptable, or at all. Negative cash flows from our operations are expected to continue over at least the next several years. We do not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our pre-clinical studies, the cost timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, as well as the timing of hiring development staff to support our product development plans. Many of these factors are not within our control. At the present time, we are not certain whether we will be able to access our Kingsbridge CEFF during fiscal 2009 to augment our existing capital resources as the current market value of our common stock is below the minimum price required for draw downs under our agreement with Kingsbridge. We intend to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our product candidates.

Our actual capital requirements will depend on numerous factors, including: the progress of and results of our pre-clinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by us of third party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may materially harm our business, financial condition and results of operations.

We have a history of losses and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2008, had an accumulated deficit of approximately $159,202,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

On October 1, 2008, we granted an exclusive license to the intellectual property relating to OXi4503 and ZYBRESTAT for ophthalmology to ViDA in return for a commitment from Holdings to provide up to $25,000,000 of committed capital to advance these programs. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire ZYBRESTAT for ophthalmology and OXi4503 at specified points in time during the term of the development period. The development programs under the arrangement are jointly managed by ViDA and us, and we may not agree on decisions that would enable us to develop the potential products successfully. Even if we are in agreement on the development plans, the development efforts may not result in sufficient clinical data to allow us to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the ViDA programs will terminate, and we will neither have rights to nor be entitled to receive future royalties or revenues for ZYBRESTAT for ophthalmology and OXi4503 licensed to ViDA under the arrangement.

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

The market price of our common stock has been, and likely will continue to be highly volatile. Factors, including our or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of our common stock. The price and liquidity of our common stock may also be significantly affected by trading activity and market factors related to the NASDAQ and Stockholm Stock Exchange markets, which factors and the resulting effects may differ between those markets. In order to remain in good standing with both the NASDAQ Global Market and NASDAQ OMX, we must meet the continued listing requirements of these exchanges, which include minimum stockholders’ equity, market value of listed securities or total assets and revenue and minimum bid price of our common stock, among others. There can be no assurance that we will continue to meet the ongoing listing requirements and that our commons stock will remain eligible to be traded on these exchanges.

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

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others, particularly John A. Kollins, our Chief Executive Officer, Dr. David Chaplin, our Chief Scientific Officer, and Dr. Patricia Walicke, our Chief Medical Officer. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of December 31, 2008, we were the holder, sole assignee or co-assignee of twenty five (25) granted United States patents, thirty (30) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

We require employees, Scientific Advisory Board members, Clinical Trial Advisory Board members, and the institutions that perform our pre-clinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials and we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and corresponding foreign regulatory authorities require us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

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

Our research and development activities, pre-clinical testing and clinical trials, and the manufacturing and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pre-clinical testing and clinical trials and manufacturing and marketing of our products are and will continue to be subject to the rigorous testing and approval requirements and standards of the FDA and other corresponding foreign regulatory authorities. Clinical testing and the regulatory review process generally take many years and require the expenditure of substantial resources. In addition, delays or rejections may be encountered during the period of product development, clinical testing and FDA regulatory review of each submitted application. Similar delays may also be encountered in foreign countries. Even after such time and expenditures, regulatory approval may not be obtained for any potential products developed by us, and a potential product, if approved in one country, may not be approved in other countries. Moreover, even if regulatory approval of a potential product is granted, such approval may impose significant limitations on the indicated uses for which that product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems, such as undiscovered side effects, or manufacturing problems, may result in restrictions on such product, manufacturer or facility, including a possible withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, injunctions and criminal prosecution. Moreover, continued cost control initiatives by third party health care payers, including government programs such as Medicare may affect the financial ability and willingness of patients and their health care providers to utilize certain therapies which, in turn, could have a material adverse effect on us.

We have no manufacturing capacity, and we have relied and expect to continue to rely on third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our pre-clinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

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

Our restated certificate of incorporation, our amended and restated by-laws, our stockholder rights agreement and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or the best interests of OXiGENE. Further, the rights issued under the stockholder rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors.

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

Upon the marketing approval of any one or more of our products, if at all, sales of our products will depend significantly on the extent to which reimbursement for our products and related treatments will be available from government health programs, private health insurers and other third-party payers. Third party payers and governmental health programs are increasingly attempting to limit and/or regulate the price of medical products and services. The MMA, as well as other changes in governmental or in private third-party payers’ reimbursement policies may reduce or eliminate any currently expected reimbursement. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payers, it is not clear what, if any, effect the research will have on the sales of our products if any such product or the condition that it is intended to treat is the subject of a study. Decreases in third-party reimbursement for our products or a decision by a third-party payer to not cover our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located in Waltham, Massachusetts where it leases a total of approximately 11,000 square feet of office space. The base term of the lease at the Waltham facility is five years and nine months, commencing on September 1, 2003 and expiring in May 2009. The Company does not plan to renew the term of this lease and is arranging a move into a smaller facility in the Waltham area following the end of its current lease in May 2009. The Company continues to pay rent on its former headquarters location in Watertown, Massachusetts which it has sublet through the end of the primary lease term which expires in November 2010. In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, United Kingdom on a month to month basis. The Oxford facility primarily houses research and development personnel. In November 2008, the Company exited its monthly service agreement with Regus Business Centre for office space in San Bruno, California. In November 2008, the Company executed a lease for 7,038 square feet (Suite 210) of office space located in South San Francisco, California. The Company agreed to lease an additional 5,275 square feet (Suite 270) of office space in the same building beginning in the first quarter of 2009. The lease agreement is for an estimated 52 months.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2008, the Company held a Special Meeting of Stockholders (the “Meeting”). On October 29, 2008, the record date for the Meeting, there were 35,011,448 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 26,958,000 shares were present, in person or by proxy and voted at the Meeting.

At the Meeting, the Company’s stockholders

(i) approved the issuances of shares of our common stock to Symphony ViDA Holdings LLC (“Holdings”) pursuant to the Stock and Warrant Purchase Agreement by and between the Company and Holdings, the Purchase Option Agreement by and among the Company, Holdings and Symphony ViDA, Inc. (“Symphony ViDA”), the Additional Funding Agreement by and among the Company, Holdings, Symphony ViDA Investors LLC and Symphony ViDA, and the Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA and Holdings, each dated as of October 1, 2008, with 12,034,000 votes cast in favor, 392,000 against and 282,000 abstentions;

(ii) authorized an adjournment of the Meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient votes in favor of the issuance of shares described under (i) above, with 19,913,000 votes cast in favor, 858,000 against and 351,000 abstentions; and

(iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008, with 26,115,000 votes cast in favor, 210,000 against and 633,000 abstentions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “OXGN.” The Company’s shares of common stock are also traded on the OMX Stockholm Exchange in Sweden under the symbol “OXGN.” The following table sets forth the high and low sales price per share for the Company’s common stock on the NASDAQ Global Market for each quarterly period during the two most recent fiscal years.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low

First Quarter	$2.55	$1.71	$4.99	$3.68
Second Quarter	$1.98	$1.14	$5.12	$3.77
Third Quarter	$1.58	$1.05	$4.25	$3.04
Fourth Quarter	$1.63	$0.60	$3.93	$2.10

On March 17, 2009, the closing price of the Company’s common stock on the NASDAQ Global Market was $0.75 per share.

As of March 17, 2009, there were approximately 81 stockholders of record of the approximately 46,148,000 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2008 Annual Meeting of Stockholders, that there are approximately 12,000 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2008. The selected financial data for each of the five years in the period ended December 31, 2008 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts In thousands except per share amounts)

STATEMENT OF OPERATIONS DATA:
License revenue	$12	$12	$—	$1	$7
Operating costs and expenses:
Research and development	18,434	14,130	10,816	7,098	5,947
General and administrative	7,518	8,155	7,100	5,951	4,540

Total operating costs and expenses	25,952	22,285	17,916	13,049	10,487

Operating loss	(25,940)	(22,273)	(17,916)	(13,048)	(10,480)
Change in fair value of warrants	3,335	—	—	—	—
Investment income	618	1,955	2,502	1,135	470
Other income (expense), net	66	(71)	(43)	4	(14)

Loss before non controlling interest in Symphony ViDA, Inc.	(21,921)	(20,389)	(15,457)	(11,909)	(10,024)
Loss attributed to non controlling interest in Symphony ViDA, Inc.	520	—	—	—	—
Net loss	$(21,401)	$(20,389)	$(15,457)	$(11,909)	$(10,024)

Basic and diluted net loss per common share	$(0.70)	$(0.73)	$(0.56)	$(0.61)	$(0.61)
Weighted average number of common shares outstanding	30,653	27,931	27,626	19,664	16,560

	Years Ended December 31,
	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale securities	$18,918	$28,438	$45,839	$58,855	$30,502
Marketable securities held by Symphony ViDA, Inc., restricted	14,663	—	—	—	—
Working capital	28,320	23,880	42,083	52,667	21,765
Total assets	35,031	30,064	47,642	60,268	31,757
Total liabilities	6,292	5,207	4,222	3,734	2,622
Accumulated deficit	(159,202)	(137,801)	(117,412)	(101,955)	(90,046)
Total stockholders’ equity	$19,307	$24,857	$43,420	$56,534	$29,135

The amount related to loss attributed to non controlling interest in Symphony ViDA, Inc. represents the loss for the Symphony ViDA, Inc. entity from its inception in October 2008 through December 31, 2008 in connection with the strategic collaboration we executed with Symphony Capital LLC (“Symphony”) in October 2008. The investments reported as held by Symphony ViDA, Inc. represent the fair value of amounts held by Symphony ViDA, Inc. which are dedicated to fund ZYBRESTAT for ophthalmology and OXi4503 licensed to Holdings related to the same strategic collaboration.

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

OVERVIEW

We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. Approximately 375 subjects have been treated to date with ZYBRESTAT in human clinical trials. In light of the significant human experience with ZYBRESTAT to date, and because our VDA product candidates act via a validated therapeutic mechanism, inhibition of blood flow to tumors and to neovascular lesions within the eye, we believe the risk associated with our drug development programs is relatively low as compared with compounds that act via unproven or unknown mechanisms of action.

Our most advanced therapeutic product candidate, ZYBRESTATtm (USAN name fosbretabulin, previously known as combretastatin A4 phosphate or CA4P), is currently being evaluated in a Phase II/III pivotal registration study, the FACT Trial, as a potential treatment for anaplastic thyroid cancer (ATC), a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In 2007, we completed a Special Protocol Assessment process with the US Food and Drug Administration (FDA) for this pivotal registration study. The FDA has also granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers.

In addition, ZYBRESTAT is being evaluated in Phase II clinical trials as a potential treatment for: (i) non-small cell lung cancer (NSCLC) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic agent, bevacizumab — the FALCON Trial; and (ii) platinum-resistant ovarian cancer in combination with carboplatin and paclitaxel. In October 2008, we announced interim results, as reported by the principal investigator at the 12th Biennial Meeting of the International Gynecological Cancer Society, from the ongoing Phase II study with ZYBRESTAT in platinum-resistant ovarian cancer. After reviewing these results with an ovarian cancer expert panel, we believe the interim data, assuming final study results are similar, support further development of ZYBRESTAT in ovarian cancer and is considering options for undertaking further studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group. We anticipate that results from the ongoing ZYBRESTAT Phase II ovarian cancer study will be reported in the first half of 2009 at annual meeting of the American Society of Clinical Oncology (ASCO).

We believe that the ongoing FACT trial in ATC, if successful, will provide a basis for us to seek marketing approval of ZYBRESTAT in ATC, and that the ongoing ZYBRESTAT study program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

(v) other forms of recurrent, metastatic thyroid cancer;

(vi) other aggressive and difficult-to-treat malignancies; and

(vii) use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

(viii) use in combination with commonly used anti-angiogenic drugs, such as bevacizumab that act via VEGF pathway inhibition, in various solid tumor indications.

We believe these areas for potential further development collectively represent a large potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.

In addition, based upon pre-clinical results first published by its collaborators in the November 2007 online issue of the journal BLOOD, as well as pre-clinical data to be presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and our other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies or “liquid tumors,” such as acute myeloid leukemia.

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, in conjunction with Symphony we are undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis. We are currently conducting pre-clinical studies and plans to initiate in the first half of 2009 at least one human clinical trial with intravenously-administered ZYBRESTAT to (i) confirm the therapeutic utility of ZYBRESTAT in an ophthalmologic indication; (ii) determine tissue concentrations of drug required for activity; and (iii) further evaluate the feasibility of developing a topical formulation of ZYBRESTAT for ophthalmological indications. To date, we have completed pre-clinical experiments demonstrating that ZYBRESTAT has activity in six different pre-clinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. We have also completed multiple pre-clinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses anticipated to be tolerated and non-toxic, penetrates to the retina and choroid in quantities that we believe should be more than sufficient for therapeutic activity. Finally, we have completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization three months after study entry.

In conjunction with Symphony, we are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors, and based on what we believe to be compelling pre-clinical study results, plan to file an IND for this product candidate and initiate additional Phase Ib studies beginning in the first half of 2009. In pre-clinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia, both as a single agent and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. OXi4503 has demonstrated potent vascular disrupting effects on tumor vasculature, as well as direct cytotoxic effects on tumor cells that arise from metabolism of the drug by oxidative enzymes, which are elevated in certain tumors and tissues, (e.g., leukemia, hepatic tumors, and melanoma) to a cytotoxic orthoquinone chemical species.

As described in item 1, Business under “— Symphony Transaction”, in October 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which

Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRETAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under the transaction, we granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503. We maintain an exclusive option, but not the obligation, to purchase the assets of Symphony ViDA, Inc.

Finally, under a sponsored research agreement with Baylor University, we are pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer, including a small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe that could be complementary with its VDA therapeutics. We also believe that its hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503.

Financial Resources

We have generated a cumulative net loss of approximately $159,202,000 for the period from our inception through December 31, 2008. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. We expect current cash on hand to fund operations into the fourth quarter of 2009.

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

We expect to continue to pursue strategic alliances and consider collaborative development opportunities that may provide us with access to organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates. However, there can be no assurances that we will complete any strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

As of December 31, 2008, we had approximately $18,918,000 in cash, cash equivalents and marketable securities. During our fiscal 2008, we primarily invested in commercial paper, investment-grade corporate bonds, asset backed securities and money market funds. In fiscal 2009, we plan to employ an even more conservative investment strategy limited to obligations issued by U.S. treasury and federal agencies, obligations of commercial banks and commercial paper. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. As of December 31, 2008, the weighted average days to maturity of our available-for-sale marketable securities was approximately 135 days, and the yield to maturity based on the cost of those investments was approximately 4.6%. In addition, investments held by Symphony ViDA Inc. were $14,663,000 as of December 31, 2008. These funds are dedicated to fund ZYBRESTAT for ophthalmology and OXi4503 licensed to Symphony ViDA, Inc. in connection with the collaborative arrangement completed in October 2008. Symphony ViDA has an investment strategy and objectives similar to ours. We expect that income from our investments may decrease in fiscal 2009 as compared to fiscal 2008 due to an expected lower average balance of invested funds and a lower average yield.

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. We issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 13,513,514 shares of our common stock and warrants at a price of 1.11 per share which was the closing price of OXiGENE common stock on the NASDAQ Global market on September 31, 2008. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities (for the list of agreements see Notes to Financial Statements No 1, Description of Business and Significant Accounting Policies under License Agreements). Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development conducted by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, we may be required to commit up to $15,000,000 to ViDA. We are undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmologic diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We are currently conducting pre-clinical studies and plan to undertake clinical trials with the objectives of (i) confirming the utility of ZYBRESTAT in at least one ophthalmologic indication and tissue concentrations of drug required for biological activity; and (ii) demonstrating the feasibility of developing a topical formulation of ZYBRESTAT for ophthalmological indications. OXi4503 is currently in a Phase I clinical trial in patients with advanced solid tumors. Based on favorable results in pre-clinical studies, we are planning further clinical trials with OXi4503.

In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.5 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 to 12 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. We have filed a registration statement on Form S-1 to register the resale by Kingsbridge of the shares issuable to Kingsbridge under the CEFF, which was declared effective by the SEC on May 15, 2008. In June 2008, we completed our first drawdown under the CEFF, netting approximately $900,000. In the near future, additional draw downs are not likely due to the current stock price.

The actual and planned uses of proceeds from all of the above financings include the continued development of our two lead product candidates, ZYBRESTAT and OXi4503, in oncology and ophthalmology.

We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing. Our research and development team members typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

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

Accrued Clinical Costs

We charge all research and development expenses, both internal and external costs, to operations as incurred. Our research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of our potential product candidates. We recognize expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are accrued ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patients-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, we take into consideration a number of factors, including estimates and input provided by our internal program managers. Upon termination of such contracts, we are normally only liable for costs incurred or committed to date. As a result, accrued research and development expenses represent our estimated contractual liability to outside service providers at any of the relevant times. Any advance payments for goods or services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement are properly classified as prepaid until such goods or services are rendered.

Impairment of Long-lived Assets

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Under SFAS 144, management is required to perform an impairment analysis of its long-lived assets if triggering events occur. We review for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses exist, we have determined that there is no impairment to this asset during the years ended up to and including December 31, 2008. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. We expense these payments to research and development in the period the criteria, as defined in the agreement, are satisfied.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with awards prior to January 1, 2006 , which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

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

Consolidation of Variable Interest Entity

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZBYRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities (for a list of the agreements see Notes to Financial Statements No. 1, Description of Business and Significant Accounting Policies under Consolidation of Variable Interest Entity).

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development conducted by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, we may be required to commit up to $15,000,000 to ViDA. Our requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that we may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

Pursuant to the agreements, we continue to be primarily responsible for all pre-clinical, and clinical development efforts as well as maintenance of the intellectual property portfolio for ZYBRESTAT for ophthalmology and OXi4503. We and ViDA have established a development committee to oversee ZYBRESTAT for ophthalmology and OXi4503. We participate in the development committee and have the right to appoint one of the five directors of ViDA. We have incurred and may continue to incur expenses related to ZYBRESTAT for ophthalmology and OXi4503 that are not funded by ViDA. The Purchase Option Agreement provides for the exclusive right, but not the obligation, for us to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of our common stock (up to 20% of the purchase price or 10% of the total number of shares of our common stock outstanding at such time), in our sole discretion, subject to certain limitations. If we do not exercise our exclusive right with respect to the purchase of ZYBRESTAT for ophthalmology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA. In consideration for the Purchase Option, we issued to Holdings 3,603,604 shares of our common stock and paid approximately $1,750,000 for structuring fees and related expenses to Symphony Capital.

Under FASB Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.

We have consolidated the financial position and results of operations of ViDA in accordance with FIN 46R. We believe ViDA is by design a VIE because we have a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in ViDA.

FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision. Further, because we and Symphony, are a related party group, based on their direct investment in our common stock, we absorb a majority of ViDA’s variability. We evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with ViDA and concluded that we are most closely associated with ViDA and should consolidate ViDA because (1) we originally developed the technology that was licensed to ViDA, (2) we will continue to oversee and monitor the development program and serve as the IND sponsor for any trials relating to the agreement, (3) our employees and contractors will continue to perform substantially all of the development work, (4) we have the ability to make decisions that have a significant effect on the success of ViDA’s activities through our representation on the ViDA Board and the Joint Development Committee, (5) ViDA’s operations are substantially similar to our activities, and (6) through the Purchase Option, we have the ability to meaningfully participate in the benefits of a successful development effort.

Symphony will be required to absorb the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the $1,750,000 of fees and expenses we paid upon the transaction’s closing as the total consideration provided by us reduces Symphony’s at-risk equity investment in ViDA. While we perform the research and development on behalf of ViDA, our development risk is limited to the consideration we provided to Symphony (the common stock and fees).

Losses incurred by ViDA are charged to the noncontrolling interest. Net losses incurred by ViDA and charged to the noncontrolling interest were $520,000 for the year ended December 31, 2008. At December 31, 2008, the noncontrolling interest balance was $9,432,000. As of December 31, 2008, the investments held by ViDA were $14,663,000, which we currently expect to finance ViDA programs at least into the first quarter of fiscal 2010. As noted above, our agreements with Symphony provide for additional funding commitments by both Symphony and us, subject to certain conditions.

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock

In connection with the strategic collaboration with Symphony Capital Partners, LP (Symphony) in October 2008 discussed above, we issued to Holdings, a warrant (the “Direct Investment Warrant”) to purchase 11,281,877 shares of our common stock at $1.11 per share, which was the closing price of our common stock on the NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. The term of this warrant was ten years from the date of issuance or until October 17, 2018. This warrant was exercised on December 30, 2008 subsequent to the approval of issuance of common stock underlying the warrant by our stockholders on December 9, 2008.

In addition, we agreed that should the development committee of ViDA determine that ViDA needs additional funding, and that funding is provided by Holdings, we would issue shares of our common stock having a value of up to $1,000,000 (the “Additional Investment Shares”) on the date of issuance. The number of shares required to meet this obligation will be based on the closing price of our common stock on the NASDAQ Global Market on the additional closing date. Because the closing price of our common stock as of the additional closing date is not yet determinable, the number of potential shares issuable to Symphony is not yet known, and depending on our stock price, may be greater than the number of shares that we currently have authorized . The obligation to issue the Additional Investment Shares expires no later than the term of the strategic collaboration or March 31, 2012.

In connection with the CEFF described above in the Financial Resources section of Item 7, we issued a warrant (the “CEFF Warrant”) to Kingsbridge Capital to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning August 19, 2008 for a period of five years thereafter, or until August 19, 2013.

Due to the indeterminable number of shares required to meet the Additional Investment Shares obligation we have determined that we may not have sufficient authorized shares to settle our outstanding financial instruments. Pursuant to Emerging Issues Task Force No. 00-19 (“EITF 00-19”) Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, our policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In accordance with FASB Interpretation No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB 133”) and EITF 00-19, we account for the Direct Investment Warrant, Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. We began the treatment of these Derivative Instruments as liabilities as of October 17, 2008, the initial funding and effective date of the Symphony transaction. Establishing the value of these Derivative Instruments is an inherently subjective process. The value of both the Direct Investment Warrant and the CEFF Warrant are determined using the Black-Scholes option model. The value of the Additional Investment Shares is determined by considering a number of factors, including among others, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide the additional funding amount, and the timing of meeting the potential obligation. Differences in value from one measurement date to another are recorded as other income/expense in our statement of operations.

In October 2008, we recorded a $9,424,000 liability for the fair value of the Derivative Instruments. We remeasured the Derivative Instruments as of December 31, 2008 resulting in a gain of $3,335,000, which is in our statement of operations. The gain primarily represents the change in fair value of the Direct Investment and the Kingsbridge CEFF warrants.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company has adopted SFAS 160 beginning in fiscal 2009, which required the Company to reclassify noncontrolling interest as a component of equity.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R beginning in 2009 and does not expect the change to have a material effect on its financial position or results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaboration arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-1 beginning in 2009 and does not expect the change to have a material effect on its financial position or results of operations .

In June 2007, the EITF issued EITF 07-3 entitled “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance on whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 was effective for all of 2008.

In February 2007, the FASB issued SFAS No. 159, entitled “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement is an amendment to SFAS No. 115, Accounting for certain investment in debt and equity securities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for all of 2008.

RESULTS OF OPERATIONS

Years ended December 31, 2008 and 2007

Revenues

We recognized approximately $12,000 in licensing revenue in each of the years ended December 31, 2008 and 2007, in connection with the license of our nutritional and diagnostic technology. Future revenues, if any, from this license agreement are expected to continue to be minimal.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue in fiscal 2009 unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2008		2007
		% of Total		% of Total	Increase
		Operating		Operating	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$18,434	71%	$14,130	63%	$4,304	30%
General and administrative	7,518	29%	8,155	37%	(637)	(8)%

Total operating expenses	$25,952	100%	$22,285	100%	$3,667	16%

We expect that as we continue to develop the two lead potential product candidates, ZYBRESTAT and OXi4503, the percentage of research and development expenses to total operating expenses will continue to increase.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2008		2007
		% of Total		% of Total
		Research &		Research &
		Development		Development	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$13,273	72%	$9,552	68%	$3,721	39%
Employee compensation and related	4,490	24%	3,939	28%	551	14%
Stock-based compensation	337	2%	320	2%	17	5%
Other	334	2%	319	2%	15	5%

Total research and development	$18,434	100%	$14,130	100%	$4,304	30%

External services expenses are comprised of costs incurred for consultants, contractors and outside service providers that assist in the management and support of our development programs. The increase in these costs in fiscal 2008 over fiscal 2007 is primarily attributable to an increase in expenditures on our ZYBRESTAT oncology programs, namely, our Phase II/III clinical trial for the treatment of anaplastic thyroid cancer, our Phase II trial in combination with bevacizumab® for the treatment of non small cell lung cancer, and our Phase II trial for the treatment of platinum resistant ovarian cancer, totaling approximately $4,704,000. These increases were offset by decreases in expenditures on both our Phase I trial of OXi4503 in solid tumors and our Phase I trial of ZYBRESTAT in combination with bevacizumab in solid tumors, totaling approximately $1,018,000. In addition, we experienced an increase in our pre-clinical study expenses of approximately $871,000, which was offset by a decrease in drug manufacturing expenses of approximately $753,000.

The increase in employee compensation and related expenses is attributable to an increase in the average number of employees in fiscal 2008 over fiscal 2007 of approximately 30%.

We expect that with the continued development of our two lead product candidates, ZYBRESTAT and OXi4503 in oncology and ophthalmology, our research and development expenses will continue to increase. As a result, we expect that the percentage of external services expenses to total research and development expenses will continue to increase as well.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2008		2007
		% of Total		% of Total
		General &		General &	Increase
		Administrative		Administrative	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,111	28%	$2,574	31%	$(463)	(18)%
Stock-based compensation	663	9%	1,472	18%	(809)	(55)%
Consulting and professional services	2,931	39%	2,326	29%	605	26%
Facilities related	893	12%	727	9%	166	23%
Other	920	12%	1,056	13%	(136)	(13)%

Total general and administrative	$7,518	100%	$8,155	100%	$(637)	(8)%

The decrease in employee compensation and related expenses in fiscal 2008 from fiscal 2007 of is due to payments and awards made in 2007 in accordance with executive employment agreements and the addition of a senior level executive in 2007 that were not repeated in fiscal 2008. The decrease in stock-based compensation in fiscal 2008 from fiscal 2007 is attributable to the departure of our former Chief Executive Officer in 2008 and the full vesting in fiscal 2007 of a number of options granted to our directors and officers that was not repeated in fiscal 2008. As grants of equity awards have not historically been made on a consistent basis year to year, the expense recognized for stock-based compensation is highly variable.

The increase in consulting and professional services expenses in fiscal 2008 over fiscal 2007 is primarily attributable to increases in legal and contracted services and advisory costs, totaling approximately $541,000 in connection with the establishment of our committed equity financing facility and the initiation of Symphony ViDA Inc. The increase in facilities related expense is due to the expansion of office space in the San Francisco area in fiscal 2008 over 2007 and an increase in the average number of employees to support the continued development of our product candidates. The decrease in other expenses in fiscal 2008 from fiscal 2007 of $136,000 is consistent with the overall reduction in spending in the combined general and administrative expense categories.

We expect that we will continue to incur general and administrative expenses at an appropriate level to support the ongoing development of our potential product candidates and to meet the requirements of being a public company.

Other Income and Expenses

In fiscal 2008, we recorded a gain of $3,335,000 relating to the change in fair value of outstanding warrants, which are accounted for as liabilities. The majority of this gain, or $3,312,000, is due to the Direct Investment Warrant issued to Symphony Capital in October 2008 and exercised by them in December 2008 following the approval by our stockholders of the issuance of our common stock underlying the warrant at a special meeting of stockholders on December 9, 2008. The gain represents the change in value between the Direct Investment Warrant issue date and December 30, 2008, the date that the Direct Investment Warrant was exercised. The remainder of the gain reflects the change during the fourth quarter in value of the CEFF Warrant issued to Kingsbridge Capital.

Investment income decreased by approximately $1,337,000, or 68%, in fiscal 2008, compared to fiscal 2007, primarily due to a combination of lower average cash, cash equivalents and available-for-sale marketable securities balances during 2008 and by lower average interest rates and returns on investments.

Tax Matters

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $155,011,000 for U.S. income tax purposes, which will be expiring for U.S. purposes through 2028. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $9,612,000 and approximately $8,485,000 for the years ended December 31, 2008 and 2007, respectively, due primarily to the increase in net operating loss carry-forwards.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2007		2006
		% of Total		% of Total
		Research &		Research &	Increase
		Development		Development	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$9,552	68%	$6,064	56%	$3,488	58%
Employee compensation and related	3,939	28%	4,007	37%	(68)	(2)%
Stock-based compensation	320	2%	473	4%	(153)	(32)%
Other	319	2%	272	3%	47	17%

Total research and development	$14,130	100%	$10,816	100%	$3,314	31%

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

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2007		2006
		% of Total		% of Total
		General &		General &	Increase
		Administrative		Administrative	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,574	32%	$2,137	30%	$437	20%
Stock-based compensation	1,472	18%	1,392	20%	80	6%
Consulting and professional services	2,326	28%	1,994	28%	332	17%
Facilities related	727	9%	561	8%	166	30%
Other	1,056	13%	1,016	14%	40	4%

Total general and administrative	$8,155	100%	$7,100	100%	$1,055	15%

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financing and in fiscal 2008, from research and development services provided to Symphony ViDA Inc. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2008, we had an accumulated deficit of approximately $159,202,000. We expect to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and available-for-sale securities of approximately $18,918,000 at December 31, 2008. In addition, investments held by Symphony ViDA Inc. were $14,663,000 as of December 31, 2008. These investments held by Symphony ViDA, Inc. are dedicated to fund programs licensed by us to Symphony ViDA, Inc. and are not available for general corporate purposes.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(21,401)	$(20,389)	$(15,457)
Non-cash adjustments to net loss	(2,701)	1,912	1,921
Changes in operating assets and liabilities	704	1,293	233

Net cash used in operating activities	(23,398)	(17,184)	(13,303)
Investing activities:
Net (increase) decrease in available-for-sale securities	19,142	10,275	(3,576)
Net (increase) in available-for-sale securities held by Symphony, ViDA Inc	(14,663)	—	—
Purchase of furniture, fixtures and equipment	(113)	(95)	(194)
Other	137	(156)	5

Net cash provided by (used in) investing activities	4,503	10,024	(3,765)
Financing activities:
Proceeds from issuance of common stock, net of fees	14,691	—	411
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony ViDA, Inc, net of fees	13,952	—	—

Net cash provided by financing activities	28,643	—	411

Increase (Decrease) in cash and cash equivalents	9,748	(7,160)	(16,657)
Cash and cash equivalents at beginning of year	8,527	15,687	32,344
Cash and cash equivalents at end of year	$18,275	$8,527	$15,687

Included in non-cash adjustments to net loss are a gain on change in valuation of warrants of $3,335,000, the loss attributed to noncontrolling interests of approximately $520,000 and changes to the rent loss accrual of approximately $163,000 which were offset in part by stock based compensation of approximately $999,000, the issuance of stock in lieu of bonus of $87,000 and depreciation an amortization expense of $231,000. The changes in operating assets reflect an increase in accounts payable, accrued expenses and other payables of approximately $782,000 offset by an increase in prepaid expenses and other current assets of approximately $78,000.

The proceeds from purchase of noncontrolling interest by preferred stockholders of Symphony ViDA, Inc., net of fees, reflects the investment by Symphony Capital LLC of $15,000,000 into Symphony ViDA and offset by a structuring fee of $1,750,000 and legal expenses of approximately $347,000 of which 50% is allocated to the noncontrolling interest and 50% is allocated to the Symphony direct investment. The proceeds from the issuance of common stock and warrants, net of fees, and the subsequent exercise of those warrants for the Symphony direct investment and proceeds from common stock issuance for the Kingsbridge CEFF net to $14,691,000.

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities (for a list of the agreements see Notes to Financial Statements No. 1, Description of Business and Significant Accounting Policies under Consolidation of Variable Interest Entity.)

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development conducted by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under the provisions in the Additional Funding Agreement, we may be required to commit up to $15,000,000 to ViDA. Our requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that we may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

The Purchase Option Agreement provides for the exclusive right, but not the obligation, for us to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of our common stock (up to 20% of the purchase price or 10% of the total number of shares of our common stock outstanding at such time, whichever is less), in our sole discretion. If we do not exercise our exclusive right with respect to the purchase of ZYBRESTAT for ophthalmology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA.

We have issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement an aggregate of 13,513,514 shares of our common stock and warrants at a price of $1.11 per share, the closing price of our common stock on The NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, we issued to Holdings an aggregate of 3,603,604 shares of our common stock with a fair value of $4,000,000 as consideration for the Purchase Option. We may issue additional shares of our common stock and warrants in the event of specified events under the Additional Funding Agreement (maximum value of stock or warrants equal to one million dollars in scenario that Symphony contributes entire $10 million Additional Funding Amount to ViDA), the Novated and Restated Technology License Agreement (in certain scenarios, a maximum of four million shares to be purchased by Symphony at a price of $1.22 per share) and the Purchase Option Agreement (as consideration for the assets of ViDA, we may issue to Symphony stock and warrants equal to a maximum of

20% of the ViDA purchase price, subject to the limitation that such stock and warrants not exceed 10% of the total number of shares of our common stock outstanding shares at such time.) We have agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.

In February 2008, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the next three years. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.5% of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement, whichever is less. The purchase price of these shares is discounted between 5 to 12 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $1.25 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of a draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. We have filed a registration statement on Form S-1 to register the resale by Kingsbridge of the shares issuable to Kingsbridge under the CEFF, which was declared effective by the SEC on May 15, 2008. In June 2008, we completed our first drawdown under the CEFF, netting approximately $900,000. In the near future additional draw downs are not likely due to the current stock price.

We anticipate that our existing cash, cash equivalents and available-for-sale marketable securities of $18,918,000 along with investment income earned thereon, which is dedicated to provide funding for our ZYBRESTAT oncology program, will enable us to maintain our currently planned operations for this program into the fourth quarter of 2009. We anticipate that the investments held by Symphony ViDA of $14,663,000 along with investment income earned thereon and commitments of additional funding from Symphony Capital, which is dedicated to provide funding for our ZYBRESTAT ophthalmology and OXi4503 programs, will enable us to maintain our currently planned operations for those programs at least into the first quarter of fiscal 2010.

Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. At the current time, we are uncertain whether we will be able to access our CEFF during fiscal 2009 to augment our existing capital resources as the current market price of our common stock is below the minimum required by our agreement with Kingsbridge. We do intend to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.

Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDA drug candidates under development, including ZYBRESTAT, our lead drug candidate, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

We will need to raise additional funds to support our operations to remain a going concern past October 2009, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition and results of operations.

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2008 in thousands:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Research & Development Projects	$9,685	$7,973	$1,712	$—	$—
Operating Leases	$2,902	$873	$1,326	$703	—

Total contractual cash obligations	$12,587	$8,846	$3,038	$703	—

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements. In addition, not included in operating leases above, is sublease income which totals approximately $256,000 for fiscal 2008.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2008, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities.

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, we may be required to commit up to $15,000,000 to ViDA. Our requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that we may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We account for the Symphony Direct Investment Warrants, Additional Investment Shares and the Kingsbridge CEFF Warrant as liabilities. As of December 31, 2008 the Direct Investment Warrants were exercised and no longer outstanding, the Additional Investment Shares are valued at $444,000, and the Kingsbridge CEFF Warrant is valued at $22,000.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because as of June 30, 2008 the Company’s market capitalization was below $50,000,000, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2008 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

In November 2008, the Company executed a lease for 7,038 square feet (Suite 210) of office space located in South San Francisco, California. The Company agreed to lease an additional 5,275 square feet (Suite 270) of office space in the same building beginning in the first quarter of 2009. The lease agreement is for an estimated 52 months, and annual rent payments under the lease agreement will increase from approximately $480,000 to approximately $540,000 over the term of the agreement.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” and “Compensation Discussion and Analysis,” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” “Proposal 5 — Approval of Amendments to the OXiGENE, Inc. 2005 Stock Plan,” and “Proposal 6 — Approval of the OXiGENE, Inc. Employee Stock Purchase Plan” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

See financial statements listed in the accompanying “Index to Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

None.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
4.1	Specimen Common Stock Certificate.*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.5	Form of Direct Investment Warrant, dated as of October 17, 2008.§
4.6	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C.###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

Exhibit
Number	Description

10.6	Employment Agreement between the Registrant and Joel Citron dated as of January 2, 2002.+++#@
10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.+++##
10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.10	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin.#@
10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin.#@
10.12	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#@
10.13	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.14	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.15	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.16	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.17	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.18	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.19	License Agreement by and between Active and the Company dated April 23, 2002.&
10.20	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&
10.21	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.22	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.23	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.24	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.25	Stockholder Rights Agreement.!!
10.26	OXiGENE 2005 Stock Plan.!!!@
10.27	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.28	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.29	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.$@
10.30	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.31	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.32	Amendment No. 1 to Employment Agreement, dated as of September 26, 2006, between the Registrant and Joel-Tomas Citron.$$$@
10.33	Employment Agreement, dated as of February 28, 2007, between the Registrant and John Kollins.%%%%@

Exhibit
Number	Description

10.34	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.35	Separation Agreement, dated as of December 4, 2006, between the Registrant and Scott Young.%%%%@
10.36	Amendment No. 2 to Employment Agreement, dated as of July 9, 2007, between the Registrant and Joel-Tomas Citron.@
10.37	Employment Agreement, dated as of July 27, 2007, between the Registrant and Patricia Walicke.@
10.38	Separation Agreement, dated as of September 21, 2007, between the Registrant and Peter Harris.@
10.39	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.
10.40	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.41	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.42	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.43	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.44	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.45	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008.§
10.46	Form of Indemnification Agreement between the Company and its Directors.§§@
10.47	OXiGENE, Inc. Amended and Restated Director Compensation Policy. §§@
10.48	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@
10.49	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008.§§@
10.50	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008.§§§@
10.51	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008.@
10.52	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008.@
10.53	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008.@
10.54	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008.@
10.55	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009.@
10.56	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009.@
10.57	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.+++
10.58	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008.+++
10.59	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008.

Exhibit
Number	Description

14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 29, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2007.

ˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

ˆˆˆ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ John A. Kollins
John A. Kollins
President and Chief Executive Officer

Date: March 30 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel-Tomas Citron Joel-Tomas Citron	Chairman of the Board and Director	March 30, 2009

/s/ John A. Kollins John A. Kollins	Chief Executive Officer and Director (Principal executive officer)	March 30, 2009

/s/ James B. Murphy James B. Murphy	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 30, 2009

/s/ Roy H. Fickling Roy H. Fickling	Director	March 30, 2009

/s/ Arthur B. Laffer Arthur B. Laffer Ph.D.	Director	March 30, 2009

/s/ William D. Schwieterman William D. Schwieterman	Director	March 30, 2009

/s/ William N. Shiebler William N. Shiebler	Director	March 30, 2009

/s/ Per-Olof Söderberg Per-Olof Söderberg	Director	March 30, 2009

/s/ Mark Kessel Mark Kessel	Director	March 30, 2009

/s/ Alastair J.J. Wood Alastair J.J. Wood M.D.	Director	March 30, 2009

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that OXiGENE, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will be required to raise additional capital, alternative means of financial support, or both, prior to January 1, 2010 in order to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 26, 2009

OXiGENE, Inc.

Consolidated Balance Sheets
All Amounts in thousands
except per share amounts

	Year Ended December 31
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$18,275	$8,527
Available-for-sale securities	643	19,911
Marketable securities held by Symphony ViDA, Inc., restricted	14,663	—
Prepaid expenses	382	354
Other assets	123	72

Total current assets	34,086	28,864
Furniture and fixtures, equipment and leasehold improvements	1,456	1,343
Accumulated depreciation	(1,255)	(1,122)

	201	221
License agreements, net of accumulated amortization of $919 and $821 at December 31, 2008 and 2007, respectively	581	679
Other assets	163	300

Total assets	$35,031	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,744	$1,370
Accrued research and development	3,416	2,713
Accrued other	606	901

Total current liabilities	5,766	4,984
Derivative liability	466	—
Rent loss accrual	60	223

Total liabilities	6,292	5,207

Non controlling interest in Symphony ViDA, Inc	9,432	—
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized; 46,293 shares in 2008 and 28,505 shares in 2007 issued and outstanding	463	285
Additional paid-in capital	178,156	162,358
Accumulated deficit	(159,202)	(137,801)
Accumulated other comprehensive income (loss)	(110)	15

Total stockholders’ equity	19,307	24,857

Total liabilities and stockholders’ equity	$35,031	$30,064

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations
(All amounts in thousands,
except per share amounts)

	Year Ended December 31
	2008	2007	2006

License revenue	$12	$12	$—
Operating costs and expenses:(1)
Research and development	18,434	14,130	10,816
General and administrative	7,518	8,155	7,100

Total operating costs and expenses	25,952	22,285	17,916

Loss from operations	(25,940)	(22,273)	(17,916)
Change in fair value of warrants	3,335	—	—
Investment income	618	1,955	2,502
Other (expense) income, net	66	(71)	(43)
Loss before non controlling interest in Symphony ViDA, Inc	$(21,921)	$(20,389)	$(15,457)
Loss attributed to non controlling interest in Symphony ViDA, Inc.	520	—	—

Net loss	(21,401)	(20,389)	(15,457)

Basic and diluted net loss per common share	$(0.70)	$(0.73)	$(0.56)
Weighted-average number of common shares outstanding	30,653	27,931	27,626

(1) Includes share-based compensation expense as follows:
Research and development	$328	$320	$473
General and administrative	671	1,472	1,392

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ Equity
(All amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive			Total
	$.01 Par Value		Paid-In	Accumulated	Income	Notes	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Receivable	Compensation	Equity

Balance at December 31, 2005	28,037	280	160,885	(101,955)	(85)	(187)	(2,404)	56,534
Unrealized gain from available-for- sale securities	—	—	—	—	66	—	—	66
Net loss	—	—	—	(15,457)	—	—	—	(15,457)

Comprehensive loss	—	—	—	—	—	—	—	(15,391)
Issuance of common stock upon exercise of options	168	2	410	—	—	—	—	412
Stock-based compensation expense	—	—	1,865	—	—	—	—	1,865
Reclassification of deferred compensation	—	—	(2,404)	—	—	—	2,404	—
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—
Interest on notes receivable	—	—	7	—	—	(7)	—	—
Cancellation of notes receivable	(20)	—	(194)	—	—	194	—	—

Balance at December 31, 2006	28,175	282	160,569	(117,412)	(19)	—	—	43,420
Unrealized gain from available-for- sale securities	—	—	—	—	34	—	—	34
Net loss	—	—	—	(20,389)	—	—	—	(20,389)

Comprehensive loss								(20,355)
Issuance of restricted stock	330	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	1,792	—	—	—	—	1,792

Balance at December 31, 2007	28,505	$285	$162,358	$(137,801)	$15	$—	$—	$24,857
Unrealized gain from available-for- sale securities	—	—	—	—	(125)	—	—	(125)
Net loss	—	—	—	(21,401)		—	—	(21,401)

Comprehensive loss	—	—	—	—	—	—	—	(21,526)
Issuance of common stock for executive incentive compensation	36	—	87	—	—	—	—	87
Issuance of common stock related to CEFF, net of costs	635	6	734	—	—	—	—	740
Stock-based compensation expense	—	—	999	—	—	—	—	999
Issuance of warrants to purchase common stock to Symphony Holdings, LLC	—	—	(8,935)	—	—	—	—	(8,935)
Settlement of Symphony warrant upon exercise	—	—	5,622	—	—	—	—	5,622
Accounting for additional shares investment and a warrant issued to Kingsbridge as a liability	—	—	(489)	—	—	—	—	(489)
Issuance of common stock to Symphony as direct investment, net of costs	2,232	22	1,407	—	—	—	—	1,429
Exercise of Symphony warrant issuance of shares of common stock	11,282	113	12,410	—	—	—	—	12,523
Issuance of common stock as compensation for purchase option	3,603	37	3,963	—	—	—	—	4,000

Balance at December 31, 2008	46,293	463	178,156	(159,202)	(110)	—	—	19,307

See accompanying notes

OXiGENE, Inc

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31
	2008	2007	2006

Operating activities:
Net loss	$(21,401)	$(20,389)	$(15,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interests	(520)	—	—
Change in fair value of warrants	(3,335)	—	—
Depreciation	133	115	88
Amortization of license agreement	98	98	98
Rent loss accrual	(163)	(93)	(130)
Stock-based compensation	999	1,792	1,865
Issuance of common stock of executive incentive compensation	87	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78)	215	(385)
Accounts payable, accrued expenses and other payables	782	1,078	618

Net cash used in operating activities	(23,398)	(17,184)	(13,303)
Investing activities:
Purchase of available-for-sale securities	(4,314)	(34,340)	(53,287)
Proceeds from sale of available-for-sale securities	23,456	44,615	49,711
Purchase of available-for-sale securitites held by Symphony ViDA, Inc.	(14,663)	—	—
Purchase of furniture, fixtures and equipment	(113)	(95)	(194)
Other assets	137	(156)	5

Net cash provided by (used in) investing activities	4,503	10,024	(3,765)
Financing activities:
Proceeds from issuance of common stock, net of fees	14,691	—	411
Proceeds from purchase on non controlling interest by perferred shareholders in Symphony ViDA, Inc., net of fees	13,952	—	—

Net cash provided by financing activities	28,643	—	411
Increase (decrease) in cash and cash equivalents	9,748	(7,160)	(16,657)
Cash and cash equivalents at beginning of year	8,527	15,687	32,344

Cash and cash equivalents at end of year	$18,275	$8,527	$15,687

Non- cash Disclosures:
Reclassification of deferred compensation	—	—	2,404
Cancellation of notes receivable	—	—	194
Stock issued as consideration for the Symphony SViDA purchase option	4,000	—	—
Accounting for additional shares investment and warrant issued to Kingsbridge as liabilities	489	—	—
Fair value of Symphony warrants	5,622	—	—

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements
December 31, 2008

1.	Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a biopharmaceutical company developing novel small-molecule therapeutics to treat cancer and certain eye diseases. The Company’s focus is the development and commercialization of drug candidates that selectively disrupt abnormal blood vessels associated with solid tumor progression and visual impairment. Currently, the Company does not have any products available for sale; however, it has two therapeutic product candidates in various stages of clinical and pre-clinical development, as well as a pipeline of additional product candidates currently in research and development.

OXiGENE’s primary drug development candidates, ZYBRESTAT and OXi4503, are based on a series of natural products called Combretastatins, and are referred to as vascular disrupting agents, or VDAs. The Company is currently developing its VDA drug candidates for indications in both oncology and ophthalmology. OXiGENE’s most advanced drug candidate is ZYBRESTAT, a VDA, which is being evaluated in multiple ongoing and planned clinical trials in various oncology and ophthalmic indications. The Company conducts scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

To date, OXiGENE has financed its operations principally through net proceeds received from private and public equity financing and, in fiscal 2008, from its transaction with Symphony Capital, LLC as described below. The Company has experienced net losses and negative cash flow from operations each year since its inception, except in fiscal 2000. As of December 31, 2008, OXiGENE had an accumulated deficit of approximately $159,202,000. The Company expects to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

OXiGENE’s cash, cash equivalents and available-for-sale marketable securities balance was approximately $18,918,000 at December 31, 2008. Investments held by ViDA were $14,663,000 as of December 31, 2008. The investments held by ViDA are dedicated to fund ZYBRESTAT for ophthalmology and OXi4503 licensed to ViDA in connection with the collaborative arrangement completed in October 2008 and not available for general business purposes. In addition, Symphony Capital is committed to fund up to an additional $10,000,000 to Symphony ViDA, Inc. Based on current plans, the Company expects its current available cash, cash equivalents and marketable securities to meet its cash requirements into the fourth quarter of fiscal 2009. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company will require significant additional funding prior to January 1, 2010 to fund operations until such time, if ever, it becomes profitable. The Company intends to augment its cash, cash equivalents and marketable securities balances as of December 31, 2008 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to the Company’s capabilities and products in order to continue the development of its potential product candidates. However, there can be no assurance that adequate additional financing under such arrangements will be available to the Company on terms that it deems acceptable, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. OXiGENE issued to Holdings, Pursuant to the Stock and Warrant Purchase agreement, an aggregate of 13,513,514 Shares of its Common Stock and Warrants at a price of $1.11 per share which was the closing price of OXiGENE Common Stock on the NASDAQ Global Market on September 30, 2008. Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities.

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company’s requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

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

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, obligations issued by the U.S. Treasury/Federal agencies or guaranteed by the U.S. Government, money market instruments, repurchase agreements, bankers’ acceptances, certificates of deposit, time deposits and bank notes. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following is a summary of the fair values of available-for-sale securities: (Amounts in thousands)

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate bonds maturing in less than one year	$747	$—	$(104)	$643

Total available-for-sale securities	$747	$—	$(104)	$643

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Current:
Corporate bonds maturing in less than 2 years	5,819	2	(2)	5,819
Commercial paper maturing in less than one year	10,698	6	(1)	10,703
Certificates of deposit maturing in less than one year	3,379	10	—	3,389

Total available-for-sale securities	19,896	18	(3)	19,911

The Company did not hold any long term available-for-sale securities in 2008 or 2007. As of December 31, 2008, one of the Company’s available-for-sale securities was in an unrealized loss position of $104,000, related to a $750,000 corporate bond issued by American General Finance that matures on May 15, 2009. SFAS 115 requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other-than-temporary. The Company considered, among other factors, that the decline in fair value was abrupt and has not existed for an extended period of time, the financial condition of the issuer (AIG) has the support of a significant U.S. Government bailout, the decline in fair value was not specific to the corporate bond but to the overall market condition as a whole and in reviewing the debt securities that have matured in the last quarter the Company noted that investors in these debt securities received full principal payment on the respective maturity dates. The Company has the intent and ability to hold this corporate bond until maturity and expects to receive the full recovery of the bond’s value and concluded that the decline in value is not other than temporary.

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 replaces multiple existing

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 until the first quarter of 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

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

Level 1 inputs	Quoted prices in active markets;
Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	Valuations based on unobservable inputs.

The following table summarizes our assets that were measured at fair value as of December 31, 2008 (in thousands):

Fair Value Measurement at Reporting Date Using:

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable	Fair Value
	Active Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Cash Equivalents
Money Market Fund	$4,013	$—	$—	$4,013
Available for Sale
Corporate Bonds	—	643	—	643
Total	$4,013	$643	$—	$4,656

Cash of $14,262,000 is not included in our SFAS 157 level hierarchy disclosure.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

License Agreements

The present value of the amount payable under the license agreement with Arizona State University (see Note 5) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense related to this license agreement of approximately $98,000 per year and the net book value current balance at December 31, 2008 was $581,000. Under SFAS 144, the Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses exist, the Company has determined that there is no impairment to this asset during the years ended December 31, 2008, 2007 or 2006. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the criteria, as defined in the agreement, is satisfied.

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

Consolidation of Variable Interest Entity

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities, including the following:

•	Purchase Option Agreement;

•	Research and Development Agreement;

•	Amended and Restated Research and Development Agreement;

•	Technology License Agreement;

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

•	Novated and Restated Technology License Agreement;

•	Confidentiality Agreement; and

•	Additional Funding Agreement.

In addition, OXiGENE entered into a series of related agreements with Holdings, including the following:

•	Stock and Warrant Purchase Agreement;

•	Warrant to purchase up to 11,281,877 shares of OXiGENE common stock at $1.11 per share, which was issued on October 17, 2008 and subsequently exercised in full on December 30, 2008 following shareholder approval of the Symphony Transaction; and,

•	Registration Rights Agreement.

Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company’s requirement for additional funding will be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

Pursuant to the agreements, OXiGENE continues to be primarily responsible for all pre-clinical and clinical development efforts as well as maintenance of the intellectual property portfolio for ZYBRESTAT for ophthalmology and OXi4503. OXiGENE and ViDA have established a development committee to oversee ZYBRESTAT for ophthalmology and OXi4503. The Company participates in the development committee and has the right to appoint one of the five directors of ViDA. The Company has incurred and may continue to incur expenses related to ZYBRESTAT for ophthalmology and OXi4503 that are not funded by ViDA. The Purchase Option Agreement provides for the exclusive right, but not the obligation, for OXiGENE to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of OXiGENE common stock (up to 20% of the purchase price or 10% of the total number of shares of our common stock outstanding at such time), in the Company’s sole discretion, subject to certain limitations. If OXiGENE does not exercise its exclusive right with respect to the purchase of ZYBRESTAT for ophthalmology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA. In consideration for the Purchase Option, OXiGENE issued to Holdings 3,603,604 shares of its common stock and paid approximately $1,750,000 for structuring fees and related expenses to Symphony.

Under FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.

The Company has consolidated the financial position and results of operations of ViDA in accordance with FIN 46R. OXiGENE believes ViDA is by design a VIE because OXIGENE has a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA is a VIE.

FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision. Further, because OXiGENE and Symphony are a related party group based on the direct investment in OXiGENE common stock, the Company absorbs a majority of ViDA’s variability. OXIGENE evaluated whether, pursuant to FIN 46R’s requirements, the Company is most closely associated with ViDA and concluded the Company should consolidate ViDA because (1) OXiGENE originally developed the technology that was licensed to ViDA, (2) OXIGENE will continue to oversee and monitor the development program, (3) OXiGENE’s employees and contractors will continue to perform substantially all of the development work, (4) OXiGENE has the ability to make decisions that have a significant effect on the success of ViDA’s activities through the Company’s representation on the ViDA Board of Directors and Joint Development Committee, (5) ViDA’s operations are substantially similar to the Company’s activities, and (6) through the Purchase Option, OXiGENE has the ability to meaningfully participate in the benefits of a successful development effort.

Symphony will be required to absorb the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in its consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the structure fees to Symphony of $1,750,000 upon the transaction’s closing as the total consideration provided by the Company reduces Symphony’s at-risk equity investment in ViDA. While OXiGENE performs the research and development on behalf of ViDA, our development risk is limited to the consideration we provided to Symphony (the common stock and fees).

Losses incurred by ViDA are charged to the noncontrolling interest. Net losses incurred by ViDA and charged to the noncontrolling interest were $520,000 for the year ended December 31, 2008. At December 31, 2008, the noncontrolling interest balance was $9,432,000. As of December 31, 2008, the investments held by ViDA were $14,663,000, which we currently expect to finance the ViDA programs at least through fiscal 2009. As noted above, our agreements with Symphony provide for additional funding commitments by both Symphony and us, subject to certain conditions.

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock

In connection with the strategic collaboration with Symphony in October 2008 discussed above, OXiGENE issued to Holdings, a warrant (the “Direct Investment Warrant”) to purchase 11,281,877 shares of its common stock at $1.11 per share, the closing price of its common stock on the NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. The term of this warrant was ten years from the date of issuance or until October 17, 2018. This warrant was exercised on December 30, 2008 subsequent to the approval of issuance of common stock underlying the warrant by the Company’s stockholders at a special meeting of stockholders on December 9, 2008.

In addition, OXiGENE agreed that should the development committee of ViDA determine that ViDA needs additional funding and that funding is provided by Holdings, the Company would issue shares of its

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock having a value of up to $1,000,000 (the “Additional Investment Shares”) on the date of issuance. The number of shares required to meet this obligation will be based on the closing price of OXiGENE’s common stock on the NASDAQ Global Market on the additional closing date. Because the closing price of the Company’s common stock as of the additional closing date is not yet determinable, the number of potential shares issuable to Symphony is not yet known, and depending on the Company’s stock price, may be greater than the number of shares that OXiGENE currently have authorized . The obligation to issue the Additional Investment Shares expires no later than the term of the strategic collaboration or March 31, 2012.

In connection with the Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited described above in the Financial Resources section of Item 7, OXiGENE issued a warrant (the “CEFF Warrant”) to Kingsbridge Capital to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning August 19, 2008 for a period of five years thereafter, or until August 19, 2013.

Due to the indeterminable number of shares required to meet the Additional Investment Shares obligation the Company has determined that OXiGENE may not have sufficient authorized shares to settle its outstanding financial instruments. Pursuant to Emerging Issues Task Force No. 00-19 (“EITF 00-19”) Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, our policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In accordance with FASB Interpretation No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB 133”) and EITF 00-19, OXiGENE accounts for the Direct Investment Warrant, Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. The Company began the treatment of these Derivative Instruments as liabilities as of October 17, 2008, the initial funding and effective date of the Symphony transaction. Establishing the value of these Derivative Instruments is an inherently subjective process. The value of both the Direct Investment Warrant and the CEFF Warrant are determined using the Black-Scholes option model. The value of the Additional Investment Shares is determined by considering a number of factors, including among others, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide the additional funding amount, and the timing of meeting the potential obligation. Differences in value from one measurement date to another are recorded as other income/expense in OXiGENE’s statement of operations.

In October 2008, the Company recorded a $9,424,000 liability for the fair value of the Derivative Instruments. OXiGENE remeasured the Derivative Instruments as of December 31, 2008 resulting in a gain of $3,335,000 as a result of the change in fair value of the Direct Investment and the Kingsbridge CEFF warrants.

	Direct Investment Warrant		Kingsbridge CEFF Warrant
	Date of Warrant	Date of Warrant	Date of Warrant	Date of Warrant
	Issue	Exercise	Valuation	Valuation
Weighted Average Assumptions	10/17/2008	12/30/2008	10/17/2008	12/31/2008

Risk-free interest rate	3.50%	3.75%	2.75%	1.50%
Contractual life	10.00	9.75	4.83	4.67
Expected volatility	86%	84%	52%	55%
Dividend yield	$—	$—	$—	$—

Depreciation

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

five years. The Company had approximately $201,000 and $221,000 in net leasehold improvements, equipment and furniture and fixtures at December 31, 2008 and 2007, respectively.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share, by dividing the net loss per share by the weighted-average number of shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. All outstanding options, warrants and unvested common shares issued by the Company were anti-dilutive due to the Company’s net loss for all periods presented and accordingly, excluded from the calculation of weighted-average shares. Common stock equivalents of 2,723,000, 2,765,000 and 2,082,000 at December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of weighted average shares for diluted loss per share.

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

The fair value for the employee stock awards were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2008, 2007 and 2006:

Weighted Average Assumptions	2008	2007	2006

Risk-free interest rate	2.13%	4.51%	5.04%
Expected life	5 years	5 years	5 years
Expected volatility	55%	87%	95%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of our stock options, the Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees. During the fourth quarter of 2008, we adjusted the forfeiture rate from 0% to 10% for the directors and officers group for 2008. The adjustment was based on review of historical data of actual forfeiture experience of this group. This resulted in a reduction to stock-based compensation of $192,000 in fiscal 2008. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income (loss). Accumulated other comprehensive income (loss) consisted of unrealized gain (loss) on available-for-sale securities of ($110,000) and $15,000 at December 31, 2008 and 2007, respectively.

Revenue Recognition

Currently, the Company does not have any products available for sale. The only source of potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

due to the uncertainty of the timing of sales of products or services. License revenue of $12,000, $12,000 and $0 was recognized during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with this license arrangement.

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

In September 2007, the Company entered into a separation agreement with Peter Harris M.D., its former Chief Medical Officer. Pursuant to the separation agreement, Dr. Harris received aggregate severance payments of approximately $163,000, made in equal installments through February 28, 2008. The Company also agreed to extend the expiration date of 25,000 vested options, which will allow the exercise of those options through June 13, 2016. As a result of this modification, the Company recognized additional stock-based compensation expense of $65,000 in September, 2007. All unvested options held by Dr. Harris as of September 29, 2007 were forfeited.

In October 2008, the Board of Directors accepted the resignation of Dr. Richard Chin from his position as President and Chief Executive Officer and member of the Board of Directors. All unvested options held by Dr. Chin as of October 22, 2008 were forfeited and no further severance payments were required.

In December 2008, the existing Employment Agreement between the Company and John A. Kollins, the Company’s Chief Executive Officer was amended in connection with Mr. Kollins recent appointment as the Chief Executive Officer of the Company to provide that Mr. Kollins’ annual base salary will be increased, effective as of the date of the Amendment, to $350,000 from $275,000. In addition, Mr. Kollins has been granted an option to purchase 250,000 shares of the Company’s common stock, vesting in equal amounts over four years starting one year from the date of grant, and the Company has agreed to grant him an option to purchase an additional 250,000 shares of the Company’s common stock in the first quarter of 2009, which will also vest in equal amounts over four years starting one year from the date of grant.

Restructuring

In August 2006, the Company implemented a restructuring plan in which it terminated 10 full-time employees, or approximately 30% of its work force. The purpose of the restructuring was primarily to streamline the clinical development operations in order to improve the effectiveness of efforts to develop the Company’s potential product candidates. In connection with this restructuring, the Company recognized approximately $468,000 of research and development restructuring expenses and approximately $7,000 of general and administrative restructuring expenses in the quarter ended September 30, 2006. The restructuring expenses include severance payments and related taxes, which were paid through the end of fiscal 2007. In addition, the agreements with the affected employees include the payment by the Company of certain health and medical benefits during the severance period, which were paid through August 2007. The cost of health and medical benefits were expensed as incurred and totaled approximately $26,000 for the 10 employees affected. As of December 31, 2007, all amounts have been paid with no further activity in 2008.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as consolidated statement of operations. SFAS 160 is effective for the Company beginning in 2009, which requires the Company to reclassify noncontrolling interest as a component of equity.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1 entitled “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaboration arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for the Company beginning in 2009.

In June 2007, the EITF issued EITF 07-3 entitled “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities”. This Issue provides guidance on whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 was in effect for all of 2008.

In February 2007, the FASB issued SFAS No. 159, entitled “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement is an amendment to SFAS No. 115, “Accounting for certain investment in debt and equity securities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was in effect for all of 2008

2.	Related Party Transactions

As part of a series of related agreements with Symphony Capital LLC, on October 1, 2008, Symphony Holdings, Inc. purchased $15,000,000 worth of shares of common stock at a price of $1.11 per share, which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on September 30, 2008, via a direct investment. This amount is being used to fund the development of ZYBRESTAT for oncology and for general corporate purposes. Seperately, Symphony Holdings Inc. (See Note 1 for complete details) has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. For the period from October 1, 2008 through December 31, 2008, the Company had invoiced Symphony Vida, Inc. $370,000 and as of December 31, 2008 has a $206,000 receivable that is eliminated in consolidation.

3.	Stockholders’ Equity

In February 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, subject to certain

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

conditions, up to $40,000,000 of the Company’s common stock over a three-year period. As part of the CEFF, the Company entered into a Common stock purchase agreement and registration rights agreement with Kingsbridge, and issued a warrant to Kingsbridge to purchase up to 250,000 shares of OXiGENE’s common stock at an exercise price of $2.74 per share, which represents a 25% premium over the average of the closing prices of OXiGENE’s common stock during the 5 trading days preceding the signing of the Common Stock Purchase Agreement. The Warrant is fully exercisable beginning six months after February 19, 2008 and for a period of five years thereafter, subject to certain conditions. During the second quarter of 2008, the Company issued to Kingsbridge 635,000 shares of its common stock under the CEFF, for gross proceeds estimated at $894,000.

As part of a series of related agreements with Symphony Capital LLC, or “Symphony”, Symphony ViDA, Inc., or “ViDA”, Symphony ViDA Holdings LLC, or “Holdings” and related entities, Holdings, purchased 13,513,514 shares of common stock at a price of $1.11 per share, which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on September 30, 2008, via a direct investment of $15,000,000.

The Purchase Option Agreement with Symphony provides for the exclusive right, but not the obligation, for the Company to repurchase both the ophthalmology and OXi4503 Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of our common stock (up to 20% of the purchase price or 10% of the total number of shares of our common stock outstanding at such time), in our sole discretion, subject to certain limitations. If we do not exercise our exclusive right with respect to the purchase of ZYBRESTAT for ophthalmology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA. In consideration for the Purchase Option, we issued to Holdings 3,603,604 shares of our common stock with a value of $4,000,000 and paid approximately $1,750,000 for structuring fees and related expenses to Symphony Capital.

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

In July 2005, the stockholders approved the 2005 Stock Plan (the “2005 Plan”) at the Company’s Annual Meeting of Stockholders. Under the 2005 Plan, eligible employees, directors and consultants of the Company may be granted shares of common stock of the Company, stock-based awards and/or incentive or non-qualified stock options. A maximum of 2,500,000 shares may be awarded under the 2005 Plan. All awards to date vest in equal annual installments over 4 years, and the contractual life is 10 years.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Options and Warrants

The following is a summary of the Company’s stock option activity under the 1996 and 2005 Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2007	2,147	$5.61	7.07	$44
Granted	366	$0.89	—	—
Exercised	—	$—	—	—
Forfeited	(180)	$3.84	—	—

Options outstanding at December 31, 2008	2,333	$5.01	6.15	$—

Option exercisable at December 31, 2008	1,466	$6.33	4.48	$—

Options vested or expected to vest at December 31, 2008	2,153	$5.20	5.92	$—

The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2008, 2007 and 2006 was $0.89, $2.40, and $2.90, respectively. The total intrinsic value of options exercised during the fiscal years ended December 31, 2008, 2007 and 2006 was approximately $0, $0, and $258,000, respectively. As of December 31, 2008, there was approximately $1,847,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.12 years. The total fair value of stock options that vested during the fiscal years ended December 31, 2008, 2007 and 2006 was approximately $620,000, $921,000, and $936,000, respectively.

Warrants

The following is a summary of the Company’s warrant activity during 2008:

		Weighted
		Average
		Exercise	Warrants
	Date of Issue	Price	Issued

Warrants outstanding as of December 31, 2007	December 31, 2007	$12.00	150,000
Kingsbridge CEFF Warrants issuance	February 19, 2008	$2.74	250,000
Institutional investors warrants expire	June 30, 2008	$12.00	(150,000)
Symphony Holdings, Inc. Direct Investment Warrants issuance	October 17, 2008	$1.11	11,281,883
Symphony Holdings, Inc. Direct Investment Warrants exercised	December 30, 2008	$1.11	(11,281,883)

Warrants outstanding as of December 31, 2008	December 31, 2008	$2.74	250,000

Restricted Stock Units

The following table summarizes the activity for unvested stock

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Unvested Stock

	Shares	Weighted-Average
	(In thousands)	Fair Value

Unvested at January 1, 2008	467	$4.73
Granted	—	—
Vested	(182)	4.79
Canceled	(145)	4.82

Unvested at December 31, 2008	140	$4.56

On October 3, 2005, directors and officers of the Company were awarded a total of 520,000 shares of restricted common stock pursuant to the Company’s 2005 Stock Plan. These shares have full voting rights and are eligible for dividends should they be declared. The restricted stock agreements contain lapsing repurchase rights under which a portion of the shares granted would be forfeited to the Company should the director or officer no longer serve in his capacity as a director or officer prior to the end of the four-year vesting term. The Company recognized as an expense related to restricted stock $393,000, $835,000 and $853,000 in 2008, 2007 and 2006, respectively. Fiscal year 2006 compensation expense includes $267,000 related to separation agreements in which the Company agreed to accelerate the vesting of 110,000 shares of restricted stock held by two recipients.

In January 2007, the Company granted 250,000 shares of restricted common stock to its former Chief Executive Officer pursuant to his employment agreement. In June 2007, the Company granted an aggregate of 80,000 shares of restricted common stock to two new members of the Board of Directors. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is recognized on a straight -line basis over the vesting period of the awards.

The cancellation of 145,000 restricted stock awards in 2008 resulted from the departure of the Company’s former Chief Executive Officer and a board member.

Common Stock Reserved for Issuance

As of December 31, 2008, the Company has reserved approximately 1,077,000 shares of its common stock for issuance in connection with stock options and warrants.

4.	Income Taxes

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $155,011,000 for U.S. income tax purposes, which will begin to expire in 2020 for U.S. purposes and state operating loss carry-forwards of $60,500,000 that will begin expiring in 2009. The future utilization of the net operating loss carry-forwards may be subject to an annual limitation due to ownership changes that could have occurred in the past or that may occur in the future under the provisions of IRC Section 382 or 383. Realization of the deferred tax assets is uncertain due to the historical losses of the Company and therefore a full valuation allowance has been established.

Components of the Company’s deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows: (Amounts in thousands)

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

	2008	2007

Net operating loss carry-forwards	$62,152	$53,143
Stock-based awards	1,050	697
Research & development credits	1,437	1,102
Rent loss accrual	42	136
Other	201	192

Total deferred tax asset	64,882	55,270
Valuation allowance	$(64,882)	$(55,270)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $9,612,000 and approximately $8,485,000 for the years ended December 31, 2008 and 2007, respectively, due primarily to the increase in net operating loss carry-forwards.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) in June 2006. This statement requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial position, cash flows or results of operations. At January 1, 2008 and also at December 31, 2008, the Company had no unrecognized tax benefits.

5.	Commitments and Contingencies

Leases

In September 2003, the Company executed a lease for approximately 4,000 square feet at its Waltham, Massachusetts headquarters. In May 2005, the Company executed a lease for an additional 6,000 square feet and in June 2006, the Company executed a lease for an additional 3,000 square feet of office space at its Waltham, Massachusetts location. In October 2008, the Company exited, without cost, 2,000 square feet in Waltham, Massachusetts. The lease term for the remaining 11,000 square feet of space in Waltham expires in May 2009. The Company does not plan to renew the term of this lease and is arranging a move into a smaller facility in the Waltham area following the end of its current lease in May 2009. The Company continues to lease space at its former headquarters in Watertown Massachusetts and executed a sublease for the space for a period of time that coincides with the term of this lease.

In September 2005, the Company executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, United Kingdom on a month to month basis. The Oxford facility primarily houses research and development personnel.

In November 2008, the Company exited its monthly service agreement with Regus Business Centre for office space in San Bruno, California. In November 2008, the Company executed a lease for 7,038 square feet (Suite 210) of office space located in South San Francisco, California. The Company agreed to lease an additional 5,275 square feet (Suite 270) of office space in the same building beginning in the first quarter of 2009. The lease agreement is for an estimated 52 months.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the rent expense by location for 2008, 2007 and 2006 (Amounts in thousands)

	2008	2007	2006

Massachusetts	$480	$370	$324
California	311	48	—
Oxford, UK	46	60	53

Total rent	$837	$478	$377

The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

	Gross	Receipts From	Net
	Commitments	Sublease	Comittments

2009	$941	$(279)	$662
2010	$792	$(256)	$536
2011	$510	$—	$510
Thereafter	$659	$—	$659

	$2,902	$(535)	$2,367

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

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC. (See Note 1 for a list of agreements and details.)

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Litigation

From time to time, the Company may be a party to actions and claims arising from the normal course of its business. The Company will vigorously defend actions and claims against it. To the best of the Company’s knowledge, there are no material suits or claims pending or threatened against the Company.

6.	Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount of the Company match. In 2008, the Company match was $92,000.

7.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations For The Years Ended December 31, 2008 and 2007: (Amounts in thousands)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

License revenue	$—	$—	$13	$—
Net loss	(5,445)	(7,048)	(7,108)	(1,800)
Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.25)	$(0.05)

	March 31,	June 30,	September 30	December 31,
	2007	2007	2007	2007

License revenue	$—	$7	$—	$5
Net loss	(3,948)	(5,369)	(5,275)	(5,797)
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.19)	$(0.21)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
4.1	Specimen Common Stock Certificate.*
4.2	Form of Warrant, dated as of June 10, 2003, issued to Roth Capital Partners, LLC.&&&
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.5	Form of Direct Investment Warrant, dated as of October 17, 2008.§
4.6	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Collaborative Research Agreement, dated as of August 1, 1997, between the Registrant and Boston Medical Center Corporation.***
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C.###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.6	Employment Agreement between the Registrant and Joel Citron dated as of January 2, 2002.+++#@
10.7	Termination Agreement by and between the Registrant and Bristol-Myers Squibb Company, dated as of February 15, 2002.+++##
10.9	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd.#@
10.10	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin.#@
10.11	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin.#@
10.12	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002.#@
10.13	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.#
10.14	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.&
10.15	Research and License Agreement between the Company and Baylor University, dated June 1, 1999.&
10.16	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002.&
10.17	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003.&
10.18	License Agreement by and between Active Biotech AB (“Active”) and the Company dated November 16, 2001.&
10.19	License Agreement by and between Active and the Company dated April 23, 2002.&

Exhibit
Number	Description

10.20	Funded Research Agreement by and between the Company and The Foundation Fighting Blindness, effective as of October 30, 2002.&&
10.21	Registration Rights Agreement, dated as of June 10, 2003, among the Registrant and the Purchasers signatory thereto.&&&
10.22	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.23	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.24	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.25	Stockholder Rights Agreement.!!
10.26	OXiGENE 2005 Stock Plan.!!!@
10.27	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.28	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan.$@
10.29	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan.$@
10.30	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.31	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.32	Amendment No. 1 to Employment Agreement, dated as of September 26, 2006, between the Registrant and Joel-Tomas Citron.$$$@
10.33	Employment Agreement, dated as of February 28, 2007, between the Registrant and John Kollins.%%%%@
10.34	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.35	Separation Agreement, dated as of December 4, 2006, between the Registrant and Scott Young.%%%%@
10.36	Amendment No. 2 to Employment Agreement, dated as of July 9, 2007, between the Registrant and Joel-Tomas Citron.@
10.37	Employment Agreement, dated as of July 27, 2007, between the Registrant and Patricia Walicke.@
10.38	Separation Agreement, dated as of September 21, 2007, between the Registrant and Peter Harris.@
10.39	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.
10.40	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.41	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.42	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§+++
10.43	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.44	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008.§
10.45	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008.§
10.46	Form of Indemnification Agreement between the Company and its Directors.§§@
10.47	OXiGENE, Inc. Amended and Restated Director Compensation Policy. §§@
10.48	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@

Exhibit
Number	Description

10.49	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008.§§@
10.50	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008.§§§@
10.51	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008.@
10.52	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008.@
10.53	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008.@
10.54	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008.@
10.55	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009.@
10.56	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009.@
10.57	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008.+++
10.58	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008.+++
10.59	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008.
14	Corporate Code of Conduct and Ethics.####
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 29, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2007.

ˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 1, 2007.

ˆˆˆ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a) of this report.