Form 10-Q
period 2009-03-31
OXIGENE INC
filed 2009-05-15
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2009, there were 46,148,326 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,219	$18,275
Available-for-sale securities	702	643
Marketable securities held by Symphony ViDA, Inc., restricted	13,777	14,663
Prepaid expenses	753	382
Other assets	83	123

Total current assets	27,534	34,086
Furniture and fixtures, equipment and leasehold improvements	1,472	1,456
Accumulated depreciation	(1,288)	(1,255)

	184	201

License agreements, net of accumulated amortization of $943 and $919 at March 31, 2009 and December 31, 2008 respectively	557	581
Other assets	163	163

Total assets	$28,438	$35,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,022	$1,744
Accrued research and development	2,961	3,416
Accrued other	524	606

Total current liabilities	5,507	5,766

Derivative liability	474	466
Rent loss accrual	49	60

Total liabilities	6,030	6,292

Commitments and contingencies (Note 5)
OXiGENE, Inc. Stockholders’ equity:

Common stock, $.01 par value, 100,000 shares authorized; 46,148 shares at March 31, 2009 and 46,293 shares at December 31, 2008 issued and outstanding	461	463
Additional paid-in capital	178,344	178,156

Accumulated deficit	(164,753)	(159,202)
Accumulated other comprehensive loss	(53)	(110)

Total OXiGENE, Inc. stockholders’ equity	13,999	19,307

Non controlling interest	8,409	9,432

Total Equity	22,408	28,739

Total liabilities and stockholders’ equity	$28,438	$35,031

See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating costs and expenses:
Research and development	$4,668	$3,689
General and administrative	1,965	2,048

Total operating costs and expenses	6,633	5,737

Loss from operations	(6,633)	(5,737)

Investment income	52	287
Change in fair value of warrants	(8)	—
Other income, net	14	5

Consolidated net loss	$(6,575)	$(5,445)

Net loss attributed to non controlling interest	(1,023)	—

Net loss attributed to OXiGENE, Inc.	$(5,552)	$(5,445)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.12)	$(0.19)
Weighted-average number of common shares outstanding	46,008	28,070
See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Consolidated net loss	$(6,575)	$(5,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	8	—
Depreciation	33	58
Amortization of license agreement	24	—
Rent loss accrual	(11)	(135)
Stock-based compensation	186	442
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(330)	(209)

Accounts payable, accrued expenses and other payables	(259)	(5)

Net cash used in operating activities	(6,924)	(5,294)
Investing activities:
Purchase of available-for-sale securities	(1)	(4,016)
Proceeds from sale of available-for-sale securities	—	12,303
Proceeds from sale of available-for-sale securities held by Symphony ViDA, Inc.	886	—
Purchase of furniture, fixtures and equipment	(17)	(19)
Decrease in other assets	—	129

Net cash provided by investing activities	868	8,397
Financing activities:
Stock acquisition costs	—	(138)

Net cash used in financing activities	—	(138)

Increase (decrease) in cash and cash equivalents	(6,056)	2,965

Cash and cash equivalents at beginning of period	18,275	8,527

Cash and cash equivalents at end of period	$12,219	$11,492

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2008, which can be found at www.oxigene.com.
     We will need to access additional funds to support our operations to remain a going concern past October 2009, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations. The marketable securities held by Symphony ViDA, Inc. (“Symphony ViDA”) are dedicated to fund programs licensed by OXiGENE to Symphony ViDA and are not available for general OXiGENE purposes.
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, obligations issued by the U.S. Treasury/ federal agencies or guaranteed by the U.S. government, money market instruments, repurchase agreements, bankers’ acceptances, certificates of deposit, time deposits and bank notes. In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position that are deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.
     The Company’s investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. The Company assesses the market risk of its investments on an ongoing basis so as to avert risk of loss. The Company assesses the market risk of its investments by continuously monitoring the market prices of its investments and related rates of return, and continuously looking for the safest, most risk-averse investments that will yield the highest rates of return in their category.

The following is a summary of the fair values of the Company’s available-for-sale securities: (amounts in thousands)

	March 31, 2009	December 31, 2008

Blackrock Liquidity Fund maturing in less than one year	$13,777	$14,663
Corporate bonds maturing in less than one year	702	643

Total available-for-sale securities	$14,479	$15,306

     The Company did not hold any long-term available-for-sale securities as of March 31, 2009 or December 31, 2008. As of March 31, 2009, one of the Company’s available-for-sale securities was in an unrealized loss position of $47,000, related to a $750,000 corporate bond issued by American General Finance that matures on May 15, 2009. SFAS 115 requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other-than-temporary. The Company considered, among other factors, that the decline in fair value happened abruptly, the financial condition of the issuer (AIG) has the support of a significant U.S. government bailout, the decline in fair value was not specific to the corporate bond but to the overall condition of the market and in reviewing the debt securities that have matured in the last quarter the Company noted that investors in these debt securities received full principal payment on the respective maturity dates. As of May 11, 2009 the unrealized loss was $1,200. The Company has the intent and ability to hold this corporate bond until maturity and expects to receive the full recovery of the bond’s value and concluded that the decline in value is not other than temporary.
     Symphony ViDA holds its restricted marketable securities balance in a Blackrock Liquidity Fund (“Liquidity Fund”) valued at $1 per share. The fund is invested in Agency and U.S. Treasury Obligations and Repurchase Agreements. The Liquidity Fund is a type of mutual fund that is required by law to invest in low-risk securities. These funds, historically, have relatively low risks compared to other mutual funds and pay dividends that generally reflect short-term interest rates. They attempt to keep their net asset value (NAV) at a constant $1.00 per share — only the yield should vary. However, the NAV of the fund may fall below $1.00 if the investments perform poorly. While investor losses in liquidity funds have been rare, they are possible.
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

Level 1 inputs	Quoted prices in active markets;

Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	Valuations based on unobservable inputs.
The following table summarizes our assets that were measured at fair value as of March 31, 2009 (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Cash Equivalents

Marketable Securities	$13,777	$—	$—	$13,777

Money Market Fund	4,014	—	—	4,014

Total Cash Equivalents	17,791	—	—	17,791

Available for Sale

Corporate Bonds	—	702	—	702

Total	$17,791	$702	$—	$18,493

The marketable securities of $13,777,000 are held by Symphony ViDA, Inc. OXiGENE’s cash of $8,205,000 is not included in our SFAS 157 level hierarchy disclosure.
Accrued Research and Development
     The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of the Company’s potential product candidates. The Company recognizes expense associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed fee contracts are expensed ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred and committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any particular point in time.
Net Loss Per Share
     Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 3,508,000 and 3,028,000 at March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted weighted average shares outstanding.
Stock-based Compensation
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for share-based payments. The Company had elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, “Accounting for

Stock-Based Compensation” (SFAS 123). Accordingly, when options granted to employees had an exercise price equal to the market value of the stock on the date of grant, no compensation expense was recognized. The Company adopted SFAS 123R under the modified prospective method. Under this method, beginning January 1, 2006, the Company recognizes compensation cost for all share-based payments to employees (1) granted prior to but not yet vested as of January 1, 2006 based on the grant date fair value determined under the provisions of SFAS 123 and (2) granted or modified subsequent to January 1, 2006 based on the grant date estimate of fair value determined under SFAS 123R for those awards. Prior period financial information has not been restated.
     The Company’s stock options are valued using the Black-Scholes option pricing model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the performance period, which is generally the same as the option vesting period. During the three months ended March 31, 2009 and 2008, options to purchase 970,000 and 24,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $0.65 and $1.90 per share, respectively, for the three months ended March 31, 2009 and 2008.
     The Company granted options to purchase 100,000 shares of its common stock on April 30, 2007 to its, then Chief Business Officer, now its Chief Executive Officer, at an exercise price of $4.69 per share. The options were valued using the Black-Scholes option pricing model with the assumptions consistent with other options granted by the Company. These options shall vest upon execution of a major outlicensing deal, approved by the Board of Directors for the rights to one of the Company’s drug candidates. Other criteria outlined in the Chief Executive Officer’s employment agreement must also be met. At this time the Company has determined that meeting the milestone is not probable and therefore no compensation expense has been recorded for these options.
     The fair values for the employee stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	Three months ended	Three months ended
Weighted Average Assumptions	March 31, 2009	March 31, 2008
Risk-free interest rate	1.75%	2.75%
Expected life	5 years	5 years
Expected volatility	55%	74%
Dividend yield	0.00%	0.00%
     Options, Warrants and Non-Vested Stock
The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2008	2,333	$5.01	6.15	$—

Granted	970	$0.65	—	32

Exercised	—		—	—

Forfeited	(185)	$4.30	—	—

Options outstanding at March 31, 2009	3,118	$3.70	7.34	$32

Option exercisable at March 31, 2009	1,328	$6.53	4.65	—

Options vested or expected to vest at March 31, 2009	2,711	$4.05	7.04	$—

     As of March 31, 2009, there was approximately $ 996,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.1 years. The total fair value of stock options that vested during the three months ended March 31, 2009 and 2008 was approximately $64,000 and $76,000, respectively.
Non-Vested Stock

The following table summarizes the activity for unvested stock in connection with restricted common stock grants during the three months ended March 31, 2009:

		Weighted Average
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2008	140	$4.56

Granted	—	$—
Vested	—	$—
Forfeited	—	—

Unvested at March 31, 2009	140	$4.56
     The Company recorded expense of approximately $91,000 and $196,000 related to outstanding restricted stock awards during the three months ended March 31, 2009 and 2008, respectively.
Warrants
     In February 2008, the Company issued five year warrants exercisable beginning in August 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility (“CEFF”). Kingsbridge may purchase from the Company up to 250,000 shares of common stock with an exercise price of $2.74 per share. As of March 31, 2009, there were no warrants exercised because the Company’s stock price was below the exercise price of these warrants.
     Pursuant to the Symphony collaborative agreements, OXiGENE may issue additional shares of its common stock and warrants in the event of specified events under the Additional Funding Agreement, the Novated and Restated Technology License Agreement and the Purchase Option Agreement. OXiGENE has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares issued and to be issued to Holdings under these agreements.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.
A reconciliation of comprehensive loss is as follows:

	Three months ended
	March 31,
	(In thousands)
	2009	2008
Consolidated net loss as reported	$(6,575)	$(5,445)

Unrealized gains	57	3

Total comprehensive loss	(6,518)	(5,442)

Less: comprehensive loss attributable to noncontrolling interest	(1,023)	—

Comprehensive loss attributable to OXiGENE, Inc.	$(5,495)	$(5,442)

Consolidation of Variable Interest Entity (VIE)
     Pursuant to the Symphony collaborative agreements entered into in October 2008, a strategic collaboration with Symphony Capital Partners, L.P.

(Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings. Pursuant to these agreements, Holdings has formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding will support pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503. Under certain circumstances, the Company may be required to commit up to $15,000,000 to ViDA. The Company’s requirement to provide additional funding for the programs will be determined by a number of factors, including but not limited to, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.
     Pursuant to the agreements, OXiGENE continues to be primarily responsible for all pre-clinical and clinical development efforts as well as maintenance of the intellectual property portfolio for ZYBRESTAT for ophthalmology and OXi4503. OXiGENE and ViDA have established a development committee to oversee ZYBRESTAT for ophthalmology and OXi4503. The Company has incurred and may continue to incur expenses related to ZYBRESTAT for ophthalmology and OXi4503 that are not funded by ViDA. OXiGENE has the exclusive right, but not the obligation, to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. The purchase price is payable in cash or a combination of cash and shares of OXiGENE common stock (up to 20% of the purchase price or 10% of the total number of shares of OXiGENE common stock outstanding at such time), in the Company’s sole discretion, subject to certain limitations. If OXiGENE does not exercise its exclusive right with respect to the purchase of ZYBRESTAT for ophthalmology and OXi4503 licensed under the agreement with ViDA, rights to ZYBRESTAT for ophthalmology and OXi4503 at the end of the development period will remain with ViDA.
     The Company has consolidated the financial position and results of operations of ViDA in accordance with FASB Interpretation No. 46 (“FIN 46R”) Consolidation of Variable Interest Entities. OXiGENE believes ViDA is by design a VIE because OXIGENE has a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA is a VIE of which OXiGENE is the primary beneficiary.
     Symphony will be required to absorb the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in OXiGENE’s consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the structure fees paid to Symphony of $1,750,000 upon the transaction’s closing as the total consideration provided by the Company reduces Symphony’s at-risk equity investment in ViDA. While OXiGENE performs the research and development on behalf of ViDA, our development risk is limited to the consideration we provided to Symphony (the common stock and fees).
     One hundred percent of the losses incurred by ViDA are charged to the noncontrolling interest, as OXiGENE does not have any voting rights in ViDA. For the quarter ended March 31, 2009 net losses incurred by ViDA and charged to the noncontrolling interest were $1,023,000. At March 31, 2009, the noncontrolling interest balance was $8,409,000. As of March 31, 2009, the Liquidity Fund held by ViDA was $13,777,000, which OXiGENE currently expects to finance the ViDA programs through the first quarter of 2010. As noted above, OXiGENE agreements with Symphony provide for additional funding commitments by both Symphony and the Company, subject to certain conditions.
Accounting and Reporting of Noncontrolling Interests
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 principally requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, to be included in the consolidated statement of operations. SFAS 160 also changes the accounting for noncontrolling interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of stockholders’ equity. Accordingly, the Company has reported the consolidated earnings in the consolidated statement of operations and reclassified the noncontrolling interest from a mezzanine section of the balance sheet to stockholders’ equity.
Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock
     In connection with the strategic collaboration with Symphony in October 2008, OXiGENE agreed that should the development committee of ViDA determine that ViDA needs additional funding and that funding is provided by Holdings, the Company would issue to Holdings shares of its common stock having a value of up to $1,000,000 (the “Additional Investment Shares”) on the date of issuance. This obligation to issue the Additional Investment Shares expires no later than the term of the strategic collaboration or March 31, 2012. The number of shares required to meet this obligation will be based on the closing price of OXiGENE common stock on the NASDAQ Global Market on the additional closing date. Because the closing price of the Company’s common stock as of the additional closing date is not yet determinable, the number of potential shares issuable to Holdings to satisfy this $1,000,000 Additional Investment Shares obligation is not yet known, and depending on the Company’s stock price, there is a possibility that the number of shares necessary to settle the Additional Investment Shares obligation may be greater than the number of shares that OXiGENE currently has authorized.
     In connection with the Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited , OXiGENE issued a warrant (the “CEFF Warrant”) to Kingsbridge Capital to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning August 19, 2008 for a period of five years thereafter, or until August 19, 2013.
     Due to the indeterminable number of shares required to meet the $1,000,000 Additional Investment Shares obligation the Company has determined that there is a possibility it may not have sufficient authorized shares to settle its outstanding financial instruments. Pursuant to Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first, which essentially sets the order of preference for settling the awards. In accordance with FASB Interpretation No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB 133”) and EITF 00-19, OXiGENE accounts for the Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. The Company began the treatment of these Derivative Instruments as liabilities (collectively the “Derivative Liabilities”) as of October 17, 2008, the initial funding and effective date of the Symphony transaction. Establishing the value of these Derivative Instruments is an inherently subjective process. The value of the CEFF Warrant is determined using the Black-Scholes option model. The value of the Additional Investment Shares is determined by considering a number of factors, including among others, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide the additional funding amount, and the timing of meeting the potential obligation. Differences in value from one measurement date to another are recorded as other income/expense in OXiGENE’s statement of operations.
     As of March 31, 2009, the Company remeasured the fair value of the Derivative Liabilities to $474,000 resulting in a loss of $8,000 for the first quarter of 2009.
2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through March 31, 2008, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of March 31, 2009, additional accelerated milestones that have previously been expensed and paid due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements of milestones defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
     In October 2008, the Company announced a strategic collaboration with Symphony Capital Partners, L.P. a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, the Company entered into a series of related agreements. See Consolidation of Variable Interest Entity above for more details.
3. Agreements
     In February 2008, the Company entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the next three years from the date of the agreement. Under the CEFF, the Company is able to draw down in tranches of up to a maximum of 3.5 % of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common

Stock Purchase Agreement dated February 19, 2008, whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 % from the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning August 19, 2008 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free interest rate of 2.75%, ( ii) an expected term of 5.5 years , which represents the contractual term , (iii) no dividend yield, and (iv) volatility of 83%. The estimated fair value of this warrant was $349,000 at the date of issue, which was recorded as contra-equity within additional paid in capital.
     As part of the CEFF, the Company entered into a Registration Rights Agreement dated February 19, 2008. Pursuant to the agreement, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with respect to the resale of the shares of common stock issuable under the CEFF and the warrant The Registration Rights Agreement provides for payments by the Company to Kingsbridge in the event of (1) failure to maintain effectiveness of Registration Statement in certain circumstances, and (2) deferral or suspension of registration during black-out periods, subject to certain exceptions. This Registration Statement is not currently usable by Kingsbridge pending the updating of the filing by the Company to include financial statements for the fiscal year ended December 31, 2008.
4. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), entitled “Business Combinations”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial position or results of operations.
5. Subsequent Events
     In April 2009, the Company executed a lease for 3,891 square feet of office space located in Waltham, Massachusetts. The lease is for a period of two years commencing on June 1, 2009. Annual rent payments under the lease will be $73,929 and $77,820 in the first and second year, respectively.
     Effective as of April 29, 2009, Patricia Ann Walicke, M.D., Ph.D., resigned from her position of Vice President and Chief Medical Officer of OXiGENE, Inc. to pursue her interests in neuroscience and immunology. The Company has initiated recruitment of a permanent replacement for Dr. Walicke, and has retained a consultant to advise the Company on an interim basis regarding its clinical trials and related matters.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and March 31, 2008 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2008, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
Overview
     We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. Approximately 375-400 subjects have been treated to date with ZYBRESTAT in human clinical trials. In light of the significant human experience with ZYBRESTAT to date, and because our VDA product candidates act via a validated therapeutic mechanism, inhibition of blood flow to tumors and to neovascular lesions within the eye, we believe the risk associated with our drug development programs is relatively low as compared with compounds that act via unproven or unknown mechanisms of action.
     Our most advanced therapeutic product candidate, ZYBRESTAT™ (USAN name fosbretabulin, previously known as combretastatin A4 phosphate or CA4P), is currently being evaluated in a Phase II/III pivotal registration study, which we refer to as the FACT Trial, as a potential treatment for anaplastic thyroid cancer (ATC), a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. In 2007, we completed a Special Protocol Assessment process with the U.S. Food and Drug Administration (FDA) for this pivotal registration study. The FDA has also granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. In addition, ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers.
     ZYBRESTAT is also being evaluated in Phase II clinical trials as a potential treatment for: (i) non-small cell lung cancer (NSCLC) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic agent, bevacizumab, which we refer to as the FALCON Trial; and (ii) platinum-resistant ovarian cancer in combination with carboplatin and paclitaxel. We anticipate that results from the ongoing ZYBRESTAT Phase II ovarian cancer study will be reported in the first half of 2009 at the annual meeting of the American Society of Clinical Oncology (ASCO).
     We believe that the ongoing FACT trial in ATC, if successful, will provide a basis for us to seek marketing approval of ZYBRESTAT in ATC, and that the FACT rial and/or other ongoing ZYBRESTAT studies will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:
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
     In addition, based upon pre-clinical results first published by our collaborators in the November 2007 online issue of the journal BLOOD, as well as pre-clinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and our other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies, or “liquid tumors,” such as acute myeloid leukemia.
     In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we are undertaking, in conjunction with Symphony,an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis. The Company is currently conducting pre-clinical studies and plans to initiate in the first half of 2009 one human clinical trial with intravenously-administered ZYBRESTAT to (i) confirm the therapeutic utility of ZYBRESTAT in an ophthalmologic indication; (ii) determine blood concentrations of drug required for activity and thereby extrapolate tissue concentrations required for activity; and (iii) further evaluate the feasibility of and reduce the risk associated with developing a topical formulation of ZYBRESTAT for ophthalmological indications. To date, the Company has completed pre-clinical experiments demonstrating that ZYBRESTAT has activity in six different pre-clinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. The Company has also completed multiple pre-clinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses anticipated to be tolerated and non-toxic, penetrates to the retina and choroid in quantities that the Company believes should be more than sufficient for therapeutic activity. Finally, the Company has completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization three months after study entry.
     In conjunction with Symphony, we are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors, and a Phase Ib/IIa trial in patients with solid tumors with hepatic involvement. Based on what we believe to be compelling preclinical study results, plan to file an IND for this product candidate and initiate an additional Phase Ib studies beginning in the second half of 2009. In pre-clinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. In pre-clinical studies, OXi4503 has demonstrated potent vascular disrupting effects on tumor vasculature, as well as direct cytotoxic effects on tumor cells that arise from metabolism of the drug by oxidative enzymes, which are elevated in certain tumors and tissues, (e.g., leukemia, hepatic tumors, and melanoma) to a cytotoxic orthoquinone chemical species.

     As described above in Item 1, Financial Statements, “Consolidation of Variable Interest Entity”, in October 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P., a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under the transaction, we granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503. We maintain an exclusive option, but not the obligation, to purchase the assets of Symphony ViDA Inc.
     Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We also believe that our hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503.
     We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among others, product development, regulatory oversight and clinical testing. We conduct substantial scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.
     Our failure to successfully complete human clinical trials, develop and market products over the next several years, or realize product revenues, continue to fund our business activities, would materially adversely affect our business, financial condition and results of operations.
     We will need to access additional funds to support our operations to remain a going concern past October 2009, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations. The marketable securities held by Symphony ViDA, Inc. (“Symphony ViDA”) are dedicated to fund programs licensed by OXiGENE to Symphony ViDA and are not available for general corporate purposes.
Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenue
     We reported no licensing revenue for the three months ended March 31, 2009 and 2008. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     Costs and Expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months Ended March 31,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$4,668	70%	$3,689	64%	$979	27%
General and administrative	1,965	30%	2,048	36%	(83)	-4%

Total operating expenses	$6,633	100%	$5,737	100%	$896	16%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months Ended March 31,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$2,841	60%	$2,485	67%	$356	14%

Employee compensation and related	1,703	36%	1,061	29%	642	60%
Stock-based compensation	58	1%	79	2%	(21)	-27%
Other	66	1%	64	2%	2	3%

Total research and development	$4,668	100%	$3,689	100%	$979	27%

     The more significant components of the increase in research and development expenses of $979,000 for the three months ended March 31, 2009 from the comparable period in 2008 were increased spending for our potential product development programs with outside service providers and contractors and our internal resources to support these development programs. We experienced increases in all three of our development programs offset by decreases in our discovery research programs and general development consulting costs as we have added more internal staff. The increase in our employee compensation and related costs of of $642,000 (60%) reflects an increase in the number of employee equivalents in 2009 over 2008 levels, as well as more experienced staff at higher average compensation levels.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months Ended March 31,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$773	39%	$856	42%	$(83)	-10%
Stock-based compensation	128	7%	276	13%	(148)	-54%
Consulting and professional services	552	28%	673	33%	(121)	-18%
Facilities and related	364	19%	76	4%	288	378%
Other	148	8%	167	8%	(19)	-11%

Total general and administrative	$1,965	100%	$2,048	100%	$(83)	-4%

     The decrease of $148,000 in stock-based compensation in the first quarter of 2009 from the first quarter of 2008 is primarily related to the forfeiture of restricted shares and options during the fourth quarter of 2008 and first quarter of 2009. The decrease in consulting and professional service expenses is attributable to decreases in Board of Director and related committee fees and legal costs offset by increases in general corporate contracted services costs. These decreases were partially offset by an increase in facilities related costs of $288,000 due primarily to the new lease we entered into in our South San Francisco, California facility.
Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and beginning in the fourth quarter 2008, from our strategic development arrangement with Symphony. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2009, we had an accumulated deficit of approximately $164,753,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and available-for-sale securities of approximately $12,219,000 at March 31, 2009. In addition, investments held by Symphony ViDA Inc. were $13,777,000 as of March 31, 2009. These investments held by Symphony ViDA, Inc. are dedicated to fund programs licensed by us to Symphony ViDA, Inc. and are not available for general corporate purposes.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Three Months
Ended March 31,
2009
Operating activities:

Net loss	$(6,575)
Non-cash adjustments to net loss	240
Changes in operating assets and liabilities	(589)

Net cash used in operating activities	(6,924)

Investing activities:

Net decrease in available-for-sale securities	885
Purchase of furniture, fixtures and equipment	(17)
Other	—

Net cash provided by investing activities	868

Net cash used in financing activities	—

Decrease in cash and cash equivalents	(6,056)

Cash and cash equivalents at beginning of period	18,275

Cash and cash equivalents at end of period	$12,219

     Non-cash adjustments to net loss in the three month period ended March 31, 2009 were due primarily to compensation expense of $186,000 related to the issuance of options and restricted stock. The net change in operating assets and liabilities is attributable to an increase in prepaid expenses partially offset by a decrease in other assets totaling $330,000 and an increase in accounts payable offset by a decrease in accrued expenses totaling $259,000. The decrease in available for sale securities and the associated decrease in cash and cash equivalents were primarily attributable to our short- term clinical trial needs and the cash requirements to fund those needs.
     We anticipate that our existing cash, cash equivalents and available-for-sale marketable securities of $12,219,000 along with investment income earned thereon, which is dedicated to provide funding for our ZYBRESTAT oncology program, will enable us to maintain our currently planned operations for this program into the fourth quarter of 2009.
     Losses incurred by ViDA in support of ZYBRESTAT for ophthalmology and OXi4503 for the quarter ended March 31, 2009 were $1,023,000. We expect the marketable securities of $13,777,000 held by ViDA to finance the ViDA programs through the first quarter of 2010. As noted above, our agreements with Symphony provide for additional funding commitments by both Symphony and us, subject to certain conditions.
     Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. At the current time, we are uncertain whether we will be able to access our CEFF during fiscal 2009 to augment our existing capital resources, as the current market price of our common stock is below the minimum required by our agreement with Kingsbridge. We do intend to aggressively pursue other forms of capital infusion, including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.
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
     We will need to access additional funds to support our operations to remain a going concern past October 2009, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations.
     The following table presents our contractual obligations and commercial commitments as of March 31, 2009:

		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Clinical development and related committements	$9,253	$8,442	$811	$—	$—
Operating Leases	3,102	861	1,712	529	—

Total contractual cash obligations	$12,355	$9,303	$2,523	$529	—

     Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $279,000 for the 12-month period ending March 31, 2010, and lease payments of approximately $152,000 under a lease for our new office space in Waltham, Massachusetts entered into in April 2009.
     Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through March 31, 2009, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total milestone payments of $700,000 through March 31, 2009. In the three months ended March 31, 2009, we did not make any payments pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
     In March 2007, we entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc. (“Intracel”), a privately held corporation. We paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds and molecular products. We expensed the up-front payment to research and development expense. The agreement provides for additional payments to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. We have the right to sublicense all or portions of our licensed patent rights under this agreement.
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
     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.
     Available-for-Sale Securities
     We designate our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. It is our policy to evaluate all available-for-sale securities for other-than-temporary impairment.
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
     Impairment of Long-Lived Assets
     On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Under SFAS 144, management is required to perform an impairment analysis of our long-lived assets if triggering events occur. We review for such triggering events periodically and, even though triggering events such as receiving a going concern opinion from our auditors in their report on our financial statements for the fiscal year ended December 31, 2008, and our continuing financial losses, we have determined that there is no impairment to this asset during the periods ended up to and including March 31, 2009. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. We expense these payments to research and development in the period the criteria, as defined in the agreement, are satisfied.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three -month period ended March 31, 2009, we recorded approximately $186,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
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
Expected Dividends – Because we have never declared or paid any cash dividends on any of our common stock and do not expect to do so in the foreseeable future, we use an expected dividend yield of zero to calculate the grant date fair value of a stock option.
Risk-Free Interest Rate – The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant.
     Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the three-month period ended March 31, 2009, we granted options to purchase 970,000 shares of our common stock valued using these assumptions. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the Securities and Exchange Commission.
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
Consolidation of Variable Interest Entity
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
     Pursuant to the Symphony collaboration agreements, the Company has consolidated the financial position and results of operations of ViDA in accordance with FIN 46R. OXiGENE believes ViDA is by design a VIE because OXIGENE has a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA is a VIE.
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

     Symphony will be required to absorb the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in OXiGENE’s consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the structure fees paid to Symphony of $1,750,000  upon the transaction’s closing as the total consideration provided by the Company reduces Symphony’s at-risk equity investment in ViDA. While OXiGENE performs the research and development on behalf of ViDA, our development risk is limited to the consideration we provided to Symphony (the common stock and fees).
Tax Matters
     At December 31, 2008, the Company had net operating loss carry-forwards of approximately $155,011,000 for U.S. income tax purposes, which will begin to expire in 2020 for U.S. purposes and state operating loss carry-forwards of $60,500,000 that will begin expiring in 2009. The future utilization of the net operating loss carry-forwards may be subject to an annual limitation due to ownership changes that could have occurred in the past or that may occur in the future under the provisions of Internal Revenue Code Section 382 or 383. Realization of the deferred tax assets is uncertain due to the historical losses of the Company and therefore a full valuation allowance has been established.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2009, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We account for the Symphony Additional Investment Shares and the Kingsbridge CEFF Warrant as liabilities. As of March 31, 2009, the Additional Investment Shares are valued at $448,000, and the Kingsbridge CEFF Warrant is valued at $26,000.
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
 Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     The Securities and Exchange Commission, or SEC, requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control.
     There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
In April 2009, the Company executed a lease for 3,891 square feet of office space located in Waltham, Massachusetts. The lease is for a period of two years commencing on June 1, 2009. Annual rent payments under the lease will be $73,929 and $77,820 in the first and second years, respectively.
Item 6. Exhibits

10.1	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: May 15, 2009	By:	/s/ John A. Kollins
John A. Kollins
Chief Executive Officer

Date: May 15, 2009	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.