Form 10-Q
period 2009-06-30
OXIGENE INC
filed 2009-08-13
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-21990
OXiGENE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3679168

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
701 Gateway Blvd,
South San Francisco, CA 94080
(Address of principal executive offices, including zip code)

(650) 635-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of July 24, 2009, there were 62,451,742 shares of the Registrant’s common stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,045	$18,275
Restricted cash	140	—
Available-for-sale securities	—	643
Marketable securities held by Symphony ViDA, Inc., restricted	12,626	14,663
Prepaid expenses	550	382
Other assets	143	123

Total current assets	21,504	34,086
Furniture and fixtures, equipment and leasehold improvements	1,508	1,456
Accumulated depreciation	(1,275)	(1,255)

	233	201

License agreements, net of accumulated amortization of $967 and $919 at June 30, 2009 and December 31, 2008 respectively	532	581
Other assets	175	163

Total assets	$22,444	$35,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,159	$1,744
Accrued research and development	4,611	3,416
Accrued other	777	606

Total current liabilities	7,547	5,766

Derivative liability	225	466
Rent loss accrual	41	60

Total liabilities	7,813	6,292

Commitments and contingencies (Note 5)
OXiGENE, Inc. Stockholders’ equity:

Preferred Stock, $0.01 par value, 15,000 shares authorized; 0 shares issued and outstanding
Common Stock, $0.01 par value, 150,000 shares authorized; 46,202 shares at June 30, 2009 and 46,293 shares at December 31, 2008 issued and outstanding	462	463

Additional paid-in capital	178,479	178,156
Accumulated deficit	(170,025)	(159,202)
Accumulated other comprehensive (loss)	—	(110)

Total OXiGENE, Inc. stockholders’ equity	8,916	19,307

Non controlling interest	5,715	9,432

Total equity	14,631	28,739

Total liabilities and stockholders’ equity	$22,444	$35,031

     See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating costs and expenses:

Research and development	$5,813	$5,176	$10,481	$8,865
General and administrative	2,362	2,023	4,327	4,070

Total operating costs and expenses	8,175	7,199	14,808	12,935

Loss from operations	(8,175)	(7,199)	(14,808)	(12,935)

Investment income	18	158	70	445
Gain (loss) in change of fair value of warrants	249	—	241	—
Other income (expense), net	(58)	(7)	(44)	(2)

Consolidated net loss	$(7,966)	$(7,048)	$(14,541)	$(12,492)

Net loss attributed to non controlling interest	$(2,693)	$—	$(3,717)	$—

Net loss attributed to OXiGENE, Inc.	$(5,273)	$(7,048)	$(10,824)	$(12,492)
Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.11)	$(0.25)	$(0.24)	$(0.44)

Weighted-average number of common shares outstanding	46,014	28,258	46,011	28,164
See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Consolidated net loss	$(14,541)	$(12,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(241)	—
Depreciation	20	66
Disposal of assets	43	—
Other-than-temporary impairment of available -for-sale securities	—	6
Amortization of license agreement	49	49
Rent loss accrual	(19)	(201)
Stock-based compensation	322	710
Changes in operating assets and liabilities:
Restricted cash	(140)	—
Prepaid expenses and other current assets	(188)	(320)

Accounts payable, accrued expenses and other payables	1,781	1,125

Net cash used in operating activities	(12,914)	(11,057)

Investing activities:
Purchase of available-for-sale securities	—	(4,016)
Proceeds from sale of available-for-sale securities	754	20,323

Proceeds from sale of marketable securities held by Symphony ViDA, Inc.	2,037	—
Purchase of furniture, fixtures and equipment	(100)	(53)
Proceeds from sale of fixed assets	6
Decrease in other assets	(13)	129

Net cash provided by investing activities	2,684	16,383

Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	—	829

Net cash provided by financing activities	—	829

Increase (decrease) in cash and cash equivalents	(10,230)	6,155

Cash and cash equivalents at beginning of period	18,275	8,527

Cash and cash equivalents at end of period	$8,045	$14,682

See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
     1. Summary of Significant Accounting Policies
Basis of Presentation
               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
               The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company” or “OXiGENE”) for the year ended December 31, 2008, which can be found at www.oxigene.com. Material subsequent events have been considered for disclosure and recognition through the filing date of this Form 10-Q.
               In July 2009, OXiGENE completed the purchase of Symphony ViDA, Inc. (“ViDA”) pursuant to an Amended and Restated Purchase Option Agreement in which it acquired all of the common stock of ViDA in exchange for 10,000,000 shares of OXiGENE common stock with a Fair Market Value (“FMV”) of an estimated $15,600,000 based on the closing price of the Company’s common stock on July 20, 2009. In connection with this transaction, OXiGENE acquired approximately $12,400,000 of ViDA cash and marketable securities on its balance sheet on the date of the Agreement. In addition, in July 2009, OXiGENE completed a registered direct offering of its common stock and warrants to purchase common stock in which it received approximately $9,200,000 in net proceeds. In addition to the capital acquired in the two transactions described above, OXiGENE will need to access additional funds to support its operations to remain a going concern beyond the third quarter of 2010, and such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. OXiGENE may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own. The Company’s failure to access capital when needed may harm its business, financial condition and results of operations.
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
               In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairments (OTTI) and provides some new disclosure requirements. The Company adopted FSP FAS 115-2 during the quarter ended June 30, 2009. The adoption did not have a material impact to the Company’s financial statements.

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
          The Company had no available-for-sale securities at June 30, 2009 and approximately $643,000 in short-term corporate bonds at December 31, 2008. The Company did not hold any long-term available-for-sale securities as of June 30, 2009 or December 31, 2008. ViDA holds approximately $12,626,000 of its restricted marketable securities balance in a Blackrock Liquidity Fund (“Liquidity Fund”) valued at $1 per share as of June 30, 2009. The fund is invested in U.S. Treasury and agency obligations and Repurchase Agreements. The Liquidity Fund is a type of mutual fund that is required by law to invest in low-risk securities. These funds, historically, have relatively low risks compared to other mutual funds and pay dividends that generally reflect short-term interest rates. They attempt to keep their net asset value (NAV) at a constant $1.00 per share — only the yield should vary. However, the NAV of the fund may fall below $1.00 if the investments perform poorly. While investor losses in liquidity funds have been rare, they are possible.
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

Level 1 inputs	Quoted prices in active markets;

Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	Valuations based on unobservable inputs.
The following table summarizes our assets that were measured at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Cash Equivalents

Money Market Fund	$12,626	$—	$—	$12,626

Total Cash Equivalents	12,626	—	—	12,626
The marketable securities of $12,626,000 are held by ViDA. OXiGENE’s cash and restricted cash of $ 8,185,000 is not included in our SFAS 157 level hierarchy disclosure.
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
Net Loss Per Share
          Basic and diluted net loss per share were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing the net loss per share attributed to OXiGENE’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 3,300,000 and 2,867,000 at June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted weighted average shares outstanding.
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
          During the three and six months ended June 30, 2009 options to purchase 395,000 and 1,365,000 shares, respectively, of the Company’s common stock were granted. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $1.21 and $0.33 per share, respectively, for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008 options to purchase 20,000 and 44,000 shares, respectively, of the Company’s common stock were granted, with 20,000 of those options being granted to non-employees. The weighted average fair values of the options granted based on the assumptions outlined in the table below were $0.62 and $0.93 per share, respectively, for the three and six months ended June 30, 2008.
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
          On May 28, 2009, at the annual meeting of stockholders, the stockholders of the Company approved amendments to its 2005 Stock Plan (the “Plan”) to (i) increase from 2,500,000 to 7,500,000 the number of shares of the Company’s common stock available for issuance under the Plan which number includes such number of shares of its common stock, if any, that were subject to awards under the Company’s 1996 Stock Incentive Plan as of the date of adoption of the 2005 Stock Plan but which became or will become unissued upon the cancellation, surrender or termination of such award; and (ii) increase from 250,000 to 750,000 the number of shares that may be granted under the Plan to any participant in any fiscal year.
          The fair values for the employee stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted Average Assumptions

Risk-free interest rate	2.25%	3.38%	1.82%	3.03%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	63%	54%	56%	65%
Dividend yield	0.00%	0.00%	0.00%	0.00%

     Options, Warrants and Non-Vested Stock
The following is a summary of the Company’s stock option activity under its 1996 and 2005 Stock Plans for the six months ended June 30, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2008	2,333	$5.01	6.15	$472
Granted	1,365	$1.08	—	1,541
Exercised	—		—	—
Forfeited	(517)	$3.09	—	(201)

Options outstanding at June 30, 2009	3,181	$3.64	6.74	$1,812

Option exercisable at June 30, 2009	1,336	$6.54	3.12	7

Options vested or expected to vest at June 30, 2009	2,748	$4.01	6.33	$1,325

          As of June 30, 2009, there was approximately $770,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.0 years. The total fair value of stock options that vested during the six months ended June 30, 2009 and 2008 was approximately $294,000 and $522,000 respectively. The total fair value of stock options that vested during the three months ended June 30, 2009 and 2008 was $477,000 and $82,000, respectively.
Non-Vested Stock
The following table summarizes the activity for non-vested stock in connection with restricted common stock grants during the six months ended June 30, 2009:

		Weighted Average
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2008	140	$4.56

Granted	—	$—
Vested	(20)	$4.09
Forfeited	(30)	4.91

Unvested at June 30, 2009	90	$4.55
          The Company recorded expense of approximately $26,000 and $116,000 related to outstanding restricted stock awards during the three months and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2008 the Company recorded expense related to restricted stock awards of approximately $196,000 and $392,000, respectively.
     Employee Stock Purchase Plan
     In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each opening period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of its common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the plan. The estimated expense for the first six month period during the implementation year is $45,000, which estimate may be revised downward based on a potential decrease in stock price or employees who either decrease their monthly investment or withdraw from participation in the 2009 ESPP.
     Comprehensive Income (Loss)
          The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.

A reconciliation of comprehensive loss is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Consolidated net loss as reported	$(7,966)	$(7,048)	$(14,541)	$(12,492)

Unrealized gain (loss)	53	(4)	110	(7)

Total comprehensive loss	$(7,913)	$(7,052)	$(14,431)	$(12,499)

Less comprehensive loss attributable to noncontrolling interest	(2,693)	—	(3,717)	—

Comprehensive loss attributable to OXiGENE, Inc.	$(5,220)	$(7,052)	$(10,714)	$(12,499)

Consolidation of Variable Interest Entity (VIE)
     In October 2008, OXiGENE entered into a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503 (the “Programs”). Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, and Symphony ViDA Holdings LLC, or Holdings. Pursuant to these agreements, Holdings formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.
     Pursuant to the agreements, OXiGENE was primarily responsible for all pre-clinical and clinical development efforts as well as maintenance of the intellectual property portfolio for ZYBRESTAT for ophthalmology and OXi4503. OXiGENE and ViDA established a development committee to oversee ZYBRESTAT for ophthalmology and OXi4503. The Company incurred expenses related to ZYBRESTAT for ophthalmology and OXi4503 that were not funded by ViDA. Under the terms of the purchase option agreement, entered into in October 2008, OXiGENE had the exclusive right, but not the obligation, to repurchase both Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts.
     The Company has consolidated the financial position and results of operations of ViDA in accordance with FASB Interpretation No. 46 (“FIN 46R”) “Consolidation of Variable Interest Entities”. OXiGENE believes ViDA is by design a VIE because OXIGENE had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA is a VIE of which OXiGENE is the primary beneficiary.
     Symphony absorbed the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in OXiGENE’s consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the structure fees paid to Symphony of $1,750,000 upon the transaction’s closing as the total consideration provided by the Company reduces Symphony’s at-risk equity investment in ViDA. While OXiGENE performed the research and development on behalf of ViDA, its development risk was limited to the consideration it provided to Symphony (the common stock and fees).
     One hundred percent of the losses incurred by ViDA are charged to the noncontrolling interest, as OXiGENE does not have any voting rights in ViDA. For the six month period ended June 30, 2009, net losses incurred by ViDA and charged to the noncontrolling interest were $3,717,000. At June 30, 2009, the noncontrolling interest balance was $5,715,000. As of June 30, 2009, the Liquidity Fund held by ViDA was $12,626,000.
     In July 2009, OXiGENE acquired 100% of the equity of ViDA pursuant to an Amended and Restated Purchase Option Agreement in exchange for 10,000,000 shares of OXiGENE common stock with a Fair Market Value (“FMV”) of an estimated $15,600,000 based on the closing price of the Company’s common stock on July 20, 2009. Under the terms of the Amended and Restated Purchase Option Agreement, OXiGENE re-acquired all of the rights to the Programs and it acquired the approximately $12,400,000 in cash and marketable securities on ViDA’s balance sheet on the closing date. OXiGENE will continue to treat ViDA as a VIE and consolidate its financial statements up until the July 20, 2009 closing date of the acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Subsequent Events”.

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
Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock
          In February 2008, the Company issued five year warrants exercisable beginning in August 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility (“CEFF”). Kingsbridge may purchase from the Company up to 250,000 shares of common stock with an exercise price of $2.74 per share. As of June 30, 2009, none of these warrants had been exercised.
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
     As of June 30, 2009, the Additional Investment Shares had a zero fair value as a result of the Additional Investment obligation being terminated, thus eliminating the liability and creating a noncash gain as the Company entered into the Amended and Restated Purchase Option Agreement as agreed to on July 2, 2009. OXiGENE re-measured the fair value of the Derivative Liabilities, resulting in a gain of $249,000 and $241,000 for the three and six month periods ended June 30, 2009 and 2008, respectively.
2. License Agreements
          In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through June 30, 2009, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended and provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of June 30, 2009, additional accelerated milestones that have previously been expensed and paid due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements of milestones defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.
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
3. Agreements
          In February 2008, the Company entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the three years from the date of the agreement. Under the CEFF, the Company is able to draw down in tranches of up to a maximum of 3.5% of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement dated February 19, 2008, whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12 % from the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of our stock is less than $1.25 per share or 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning August 19, 2008 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free interest rate of 2.75%, ( ii) an expected term of 5.5 years , which represents the contractual term , (iii) no dividend yield, and (iv) volatility of 83%. The estimated fair value of this warrant was $349,000 at the date of issue, which was recorded as contra-equity within additional paid in capital.
          As part of the CEFF, the Company entered into a Registration Rights Agreement dated February 19, 2008. Pursuant to the agreement, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with respect to the resale of the shares of common stock issuable under the CEFF and the warrant. The Registration Rights Agreement provides for payments by the Company to Kingsbridge in the event of (1) failure to maintain effectiveness of Registration Statement in certain circumstances, and (2) deferral or suspension of registration during black-out periods, subject to certain exceptions. This Registration Statement is not currently usable by Kingsbridge pending the updating of the filing by the Company to include financial statements for the fiscal year ended December 31, 2008.
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
     In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairments (OTTI) and provides some new disclosure requirements. The Company adopted FSP FAS 115-2 during the quarter ended June 30, 2009. The adoption did not have a material impact to the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS165”). SFAS 165 modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities. In addition, SFAS 165 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company evaluates subsequent events from period end to the date the financial statements are filed with the SEC. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted SFAS 165 in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material impact on the Company’s financial position and results of operations.
5. Subsequent Events
          On July 2, 2009, the Company, Holdings and ViDA entered into a series of related agreements pursuant to which such parties agreed to amend the terms of the Purchase Option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, OXiGENE and Holdings also entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement” and together with the Amended Purchase Option Agreement, the “Transaction Documents”).
     Under the Amended Purchase Option Agreement, OXiGENE issued 10,000,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA. Under the Transaction Documents, the Company re-acquired all of the rights to the ZYBRESTAT for ophthalmology and OXi4503 programs that had been licensed to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to OXiGENE.
     Under the Amended Purchase Option Agreement, in the event that OXiGENE issued additional securities prior to January 2, 2010 at a price lower than $2.08 per share, Symphony would have the right to receive additional securities in an amount reflecting the difference in value of the securities at the time of issuance and $2.08 per share.

     The two members of the Company’s Board of Directors appointed by Symphony, Mr. Mark Kessel and Dr. Alastair Wood, will remain on the Board, and the Company expects to maintain its advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated in connection with the execution of the Transaction Documents pursuant to the Termination Agreement dated July 2, 2009. The closing of the transaction occurred on July 20, 2009.
     On July 20, 2009, OXiGENE raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit (the “Units”). The short-term warrants are exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from the Company’s Phase II/III pivotal clinical trial regarding ZYBRESTAT as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason.
     The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,200,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and June 30, 2008 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2008, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
Overview
               We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated. In light of the significant safety dataset collected for ZYBRESTAT to date, we believe the potential for unexpected toxicity is relatively low. In addition, because our VDA product candidates act via a well-characterized mechanism, i.e, inhibition of blood flow to tumors and to neovascular lesions within the eye, we believe there is a relatively high likelihood of observing clinical benefits in our ongoing clinical trials.
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
          ZYBRESTAT is also being evaluated in Phase II clinical trials as a potential treatment for: (i) non-small cell lung cancer (NSCLC) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic agent, bevacizumab, which we refer to as the FALCON Trial; and (ii) platinum-resistant ovarian cancer in combination with carboplatin and paclitaxel. The results from the ongoing ZYBRESTAT Phase II ovarian cancer study were reported at the June 2009 annual meeting of the American Society of Clinical Oncology (ASCO).
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
          In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we are undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis. In June 2009, we initiated a randomized, double-masked, placebo controlled Phase II proof-of-mechanism trial, which we refer to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. In parallel with the FAVOR trial, we are currently conducting preclinical pilot toxicology and efficacy studies with ZYBRESTAT, administered via topical ophthalmological formulations. The goals of these clinical and preclinical studies are to (i) confirm the therapeutic utility of ZYBRESTAT in an ophthalmologic indication; (ii) determine blood concentrations of drug required for activity and thereby extrapolate tissue concentrations required for activity; and (iii) further evaluate the feasibility of and reduce the risk associated with developing a topical formulation of ZYBRESTAT for ophthalmological indications. To date, the Company has completed pre-clinical experiments demonstrating that ZYBRESTAT has activity in six different pre-clinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. The Company has also completed multiple pre-clinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses anticipated to be tolerated and non-toxic, penetrates to the retina and choroid in quantities that the Company believes should be more than sufficient for therapeutic activity. Finally, the Company has completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization three months after study entry.
          We are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors, and a Phase Ib/IIa trial in patients with solid tumors with hepatic involvement. Based on what we believe to be compelling preclinical study results, we plan to file an IND for this product candidate and initiate an additional Phase Ib study beginning in the second half of 2009. In pre-clinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. In pre-clinical studies, OXi4503 has demonstrated potent vascular disrupting effects on tumor vasculature, as well as direct cytotoxic effects on tumor cells that arise from metabolism of the drug by oxidative enzymes, which are elevated in certain tumors and tissues, (e.g., leukemia, hepatic tumors, and melanoma) to a cytotoxic orthoquinone chemical species.
          As described above in Note 5 of the Notes to Condensed Consolidated Financial Statements, “Subsequent Events”, in July 2009, we exercised our option to acquire all the equity of ViDA pursuant to an Amended and Restated Purchase Option Agreement, in exchange for 10,000,000 newly-issued shares of our common stock. The acquisition included the re-acquisition of the ZYBRESTAT for ophthalmology and OXi4503 development programs and the approximately $12,400,000 in cash and marketable securities held by ViDA. In a separate transaction, we also raised approximately $9,200,000 in net proceeds, after deducting placement agents’ fees and other expenses, in a registered direct offering relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit.
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

          Our failure to successfully complete human clinical trials, develop and market products over the next several years, or realize product revenues, or continue to fund our business activities, would materially adversely affect our business, financial condition and results of operations.
     In addition to the completion of the ViDA purchase option transaction and the registered direct offering in July 2009 described above, we will need to access additional funds to support our operations to remain a going concern beyond the third quarter of 2010, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations.
Results of Operations
Six Months Ended June 30, 2009 and 2008
Revenue
     We reported no revenue for the six months ended June 30, 2009 and 2008.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating expense components and their percentages:

	Six Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$10,481	71%	$8,865	69%	$1,616	18%
General and administrative	4,327	29%	4,070	31%	257	6%

Total operating expenses	$14,808	100%	$12,935	100%	$1,873	14%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:
     R&D

	Six Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$6,455	61.0%	$6,610	75%	$(155)	-2%
Employee compensation and related	3,804	37.0%	1,941	21%	1,863	96%
Stock-based compensation	73	1.0%	158	2%	(85)	-54%
Other	149	1.0%	156	2%	(7)	-5%

Total research and development	$10,481	100%	$8,865	100%	$1,616	18%

     The most significant increase in research and development expenses for the six month period ended June 30, 2009, as compared to the six months ended June 30, 2008, is employee compensation and related costs with an increase of $1,863,000. Employee compensation and related costs include salaries, benefits, costs to hire new employees, severance costs and employee travel expenses. The increase for the six month period of 2009 over the same period in 2008 is due to an increase in salaries, benefits, hiring related costs and travel in connection with staffing our research and development support groups. In addition, we incurred a one-time severance charge of approximately $332,000 in the 2009 period related to the departure of our former Chief Medical Officer. The increase in employee compensation and related costs was offset in part by decreases in stock based compensation of $85,000 as a result of forfeitures of options, and in external services of $155,000 due primarily to a reduction of out-sourced drug manufacturing, labeling and clinical supplies costs. We expect the trend of increases in research and development expenses to continue for the foreseeable future as we anticipate the continued development of our potential product candidates, especially in OXi4503 and ZYBRESTAT for ophthalmology.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:
      G&A

	Six Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$1,520	35%	$1,569	39%	$(49)	-3%
Stock-based compensation	213	5%	551	13%	(338)	-61%
Consulting and professional services	1,643	38%	1,288	32%	355	28%
Facilities and related	560	13%	289	7%	271	94%
Other	391	9%	373	9%	18	5%

Total general and administrative	$4,327	100%	$4,070	100%	$257	6%

     Total general and administrative costs for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, increase by approximately $257,000. Consulting and professional services increased $355,000 primarily due to increased legal and consulting fees in connection with an initiative we undertook to review and improve our quality, vendor oversight and regulatory compliance systems, as well as advisory services in connection with the formation and maintenance of our ViDA entity which was formed in the fourth quarter of 2008. These increases in consulting and professional services costs were slightly offset by a reduction in Board of Director fees and expenses. Facilities related expenses increased by approximately $271,000 in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This increase was due to higher rent expense of approximately $184,000 in connection with moving into our new corporate headquarters in South San Francisco, California and increased computer and office supplies expenses related to more space and increased headcount.
Three Months Ended June 30, 2009 and 2008
Revenue
     We reported no license revenue for the three months ended June 30, 2009 and 2008.
Costs and expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$5,813	71%	$5,176	72%	$637	12%
General and administrative	2,362	29%	2,023	28%	339	17%

Total operating expenses	$8,175	100%	$7,199	100%	$976	14%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:
     R&D

	Three Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$3,625	62%	4,125	80%	(500)	-12%
Employee compensation and related	2,097	36%	879	17%	1,218	138%
Stock-based compensation	15	1%	79	2%	(64)	-81%
Other	76	1%	93	2%	(17)	-18%

Total research and development	$5,813	100%	$5,176	100%	$637	12%

     Research and development expenses for the three months ended June 30, 2009 increased by approximately $637,000 versus the three months ended June 30, 2008 due to the increase of $1,218,000 in employee compensation and related costs partially offset by decreases in the other major spending categories. The increase in employee compensation and related costs is primarily attributable to staffing our research and development support groups as well as the inclusion of a one-time severance charge of approximately $332,000 for the three-months ended June 30, 2009 period in connection with the departure of our Chief Medical Officer. External services decreased by approximately $500,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The external services decrease is due in part to approximately $230,000 of lower cost related to drug manufacture, stability testing, logistical cost and clinical supplies, and approximately $157,000 of external project management fees.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

     G&A

	Three Months ended June 30,
	2009		2008		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$757	32%	$715	35%	$42	6%
Stock-based compensation	85	4%	276	14%	(191)	-69%
Consulting and professional services	1,081	46%	614	30%	467	76%
Facilities and related	270	11%	234	12%	36	16%
Other	169	7%	184	9%	(15)	-8%

Total general and administrative	$2,362	100%	$2,023	100%	$339	17%

     Total general and administrative costs for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, increased by approximately $339,000 due predominately to the increase in cost of consulting and professional services of approximately $467,000, offset, in part, by a decrease of approximately $191,000 of stock -based compensation expense. Consulting and professional services costs increased as a result of increased legal and consulting expenses in connection with an initiative we undertook to review and improve our quality, vendor oversight and regulatory compliance systems, as well as costs to establish and maintain the ViDA entity which was formed in the fourth quarter of 2008.
Other Income and Expense
     The table below summarizes Other Income and Expense in our Income Statement for the periods indicated, in thousands.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Investment income	18	158	70	445
Gain (loss) in change of fair value of warrants	249	—	241	—
Other income (expense), net	(58)	(7)	(44)	(2)
     Investment Income was $70,000 and $445,000 for the six month period ended June 30, 2009 and 2008, respectively. The change is primarily a result of an estimated 43% reduction in the average month end cash balance and lower rate of return during the six month period ending June 30, 2009 as compared to 2008. Investment Income was $18,000 and $158,000 for the three month period ended June 30, 2009 and 2008 respectively. The change is primarily a result of an estimated 49% reduction in the average month end cash balance. The Other Income balances are derived from our gain and loss on foreign currency exchange and reflect both a change in number of foreign trials and the fluctuation in exchange rates.
     We recorded a noncash gain of approximately $249,000 and $241,000 for the three and six months period ended June 30, 2009, respectively, as a result of the change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities. As described above in Note 1 of the Summary of Significant Accounting Policies, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock”, our total Derivate Liabilities FMV were estimated at $225,000 and $466,000 as of June 30, 2009 and December 31, 2008, respectively, as indicated in the table below.

	Fair Market Value of Derivative Liabilities as of
	June 30, 2009	March 31, 2009	December 31, 2008

Additional investment shares	$—	$448,000	$444,000
CEFF warrant	$225,000	$26,000	$22,000

Total FMV of derivative liabilities	$225,000	$474,000	$466,000

     As of June 30, 2009, the Additional Investment Shares had a zero FMV as result of the Additional Investment obligation being terminated, thus eliminating the liability and creating a noncash gain as we entered into the Amended and Restated Purchase Option Agreement as agreed to on July 2, 2009. This was offset, in part, by recording a noncash loss as a result of the change in estimated FMV of the CEFF Warrant, mainly, as a result in the change of our stock price from $0.66 per share to $2.18 per share at December 31, 2008 and June 30, 2009, respectively, resulting in an increase in the liability of approximately $203,000.
Liquidity and Capital Resources
     We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2009, we had an accumulated deficit of approximately $170,025,000. We expect to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $8,045,000 at June 30, 2009, compared to approximately $18,275,000 at December 31, 2008.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Six Months Ended
June 30, 2009
Operating activities:

Consolidated net loss	$(14,541)
Non-cash adjustments to net loss	174
Changes in operating assets and liabilities	1,453

Net cash used in operating activities	(12,914)
Investing activities:
Net increase in available-for-sale securities	2,791
Purchase of furniture, fixtures and equipment	(94)
Other	(13)

Net cash provided by investing activities	2,684

Net cash used in financing activities	—

Decrease in cash and cash equivalents	(10,230)

Cash and cash equivalents at beginning of period	18,275

Cash and cash equivalents at end of period	$8,045

          A major component of the non-cash adjustments to net loss in the six-month period ended June 30, 2009 is compensation expense of $322,000 related to the issuance of options and restricted stock, Board of Directors compensation and one month of expense relating to the employee stock purchase plan (“ESPP”). The net change in operating assets and liabilities is attributable to an increase in accounts payable, accrued expenses and other payables of $1,781,000 offset by an increase in restricted cash of $140,000 and in prepaid expenses and other current assets of $188,000. The decrease in available-for-sale securities is primarily attributable to our short-term product development-related cash requirements.
          In July 2009, we exercised our purchase option, under an Amended and Restated Purchase Option Agreement with Symphony Capital, and acquired all of the equity of ViDA in exchange for 10,000,000 newly-issued shares of our common stock. In connection with this transaction we reacquired the rights to the ZYBRESTAT for ophthalmology and OXi4503 development programs and the approximately $12,400,000 in cash and marketable securities held by ViDA. We also raised approximately $9,200,000 in net proceeds, after deducting placement agents’ fees and other expenses, in a registered direct offering relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit. We plan to utilize these funds to continue funding the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503.
          Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. We may be able to access our Kingsbridge Committed Equity Financing Facility (CEFF) to augment our existing capital resources as long as the current market value of our common stock remains above the minimum price required for draw downs under our agreement with Kingsbridge. We do intend to aggressively pursue other forms of capital infusion, including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.
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
          Even with the additional funds raised in July 2009, we will need to access additional funds to support our operations to remain a going concern beyond the third quarter of 2010, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations.
          The following table presents our contractual obligations and commercial commitments as of June 30, 2009:

		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years

Clinical development and related committements	$9,304	$8,426	$878	$—	$—
Operating Leases	2,441	817	1,226	398	—

Total contractual cash obligations	$11,745	$9,243	$2,104	$398	—

          Payments under the pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. The table above includes approximately $3,838,000 of accrued research and development related costs. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $279,000 for the 12-month period ending June 30, 2010. Lease payments of approximately $139,000 under a lease for our new office space in Waltham, Massachusetts entered into in April 2009 are now included in the table above.
          Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through June 30, 2009, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the receipt of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. We have made total milestone payments of $700,000 through June 30, 2009. In the six months ended June 30, 2009, we did not make any payments pursuant to meeting a financial milestone under the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total up to an additional $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.
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
     Impairment of Long-Lived Assets
     On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Under SFAS 144, management is required to perform an impairment analysis of our long-lived assets if triggering events occur. We review for such triggering events periodically and, even though we have experienced triggering events, such as receiving a going concern opinion from our auditors in their report on our financial statements for the fiscal year ended December 31, 2008, and our continuing financial losses, we have determined that there is no impairment to this asset during the periods ended up to and including June 30, 2009. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. We expense these payments to research and development in the period the criteria, as defined in the agreement, are satisfied.
     Stock-Based Compensation
               Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all share-based payments issued to employees. For the six-month period ended June 30, 2009, we recorded approximately $278,000 of expense, associated with share-based payments, which would not have been recorded prior to the adoption of SFAS 123R.
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
               Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the six-month period ended June 30, 2009, we granted options to purchase 1,365,000 shares of our common stock valued using these assumptions. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the Securities and Exchange Commission.
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
   Employee Stock Purchase Plan
   In May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each opening period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of our common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Code. An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the plan. The estimated expense for the first six month period during the implementation year is $45,000, which estimate may be revised downward based on a potential decrease in stock price or employees who either decrease their monthly investment or withdraw from participation in the 2009 ESPP.
Consolidation of Variable Interest Entity
          Under FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities", a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.
          Pursuant to the Symphony collaboration agreements, the Company has consolidated the financial position and results of operations of ViDA in accordance with FIN 46R. OXiGENE believes ViDA is by design a VIE because OXIGENE had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA is a VIE.
          FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision. Further, because OXiGENE and Symphony are a related party group based on the direct investment in OXiGENE common stock, the Company absorbs a majority of ViDA’s variability. OXIGENE evaluated whether, pursuant to FIN 46R’s requirements, the Company is most closely associated with ViDA and concluded the Company should consolidate ViDA because (1) OXiGENE originally developed the technology that was licensed to ViDA, (2) OXIGENE oversaw and monitored the development program, (3) OXiGENE’s employees and contractors performed substantially all of the development work, (4) OXiGENE had the ability to make decisions that would have a significant effect on the success of ViDA’s activities through the Company’s representation on the ViDA Board of Directors and Joint Development Committee, (5) ViDA’s operations were substantially similar to the Company’s activities, and (6) through the Purchase Option, OXiGENE had the ability to meaningfully participate in the benefits of a successful development effort.
          Symphony will be required to absorb the development risk for its equity investment in ViDA. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in ViDA is classified as noncontrolling interest in OXiGENE’s consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $4,000,000 fair value of the common stock it received in consideration for the Purchase Option and the pro rata portion of the structure fees paid to Symphony of $1,750,000 upon the transaction’s closing as the total consideration provided by the Company reduced Symphony’s at-risk equity investment in ViDA. While OXiGENE performed the research and development on behalf of ViDA, its development risk was limited to the consideration we provided to Symphony (the common stock and fees).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2009, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We account for the Symphony Additional Investment Shares and the Kingsbridge CEFF Warrant as liabilities. As of June 30, 2009, the Additional Investment Shares were determined to have no fair market value and, therefore, we eliminated the liability, resulting in a gain of $447,000. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Subsequent Events”. The Kingsbridge CEFF Warrant is valued at $225,000 as of June 30, 2009.
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
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures.
          The Securities and Exchange Commission requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and the terms of any financings may not be advantageous to us.
          Our operations to date have consumed substantial amounts of cash. We expect our cash on hand and the capital resources acquired in the two transactions completed in July 2009, see Note 5 of the Notes to Condensed Consolidated Financial Statements, “Subsequent Events”, to fund our operations into the third quarter of 2010. In order to remain a going concern beyond this date, we will require significant funding. Additional funds may not be available to us on terms that we deem acceptable, or at all. Negative cash flows from our operations are expected to continue over at least the next several years. We do not currently have any commitments to raise additional capital by selling equity, issuing debt or entering into any collaboration that would provide material funding. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical studies, the cost timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, as well as the timing of hiring development staff to support our product development plans. Many of these factors are not within our control. We may be able to access our Kingsbridge Committed Equity Financing Facility (CEFF) to augment our existing capital resources as long as the current market value of our common stock remains above the minimum price required for draw downs under our agreement with Kingsbridge. We intend to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our product candidates.
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
          We have experienced net losses every year since our inception and, as of June 30, 2009, had an accumulated deficit of approximately $170,025,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.
We recently undertook an internal review of matters pertaining to our quality, vendor oversight and regulatory compliance systems, practices and procedures relating to the conduct of clinical trials sponsored by us. While we believe that the actions recently taken by us have substantially improved our systems, practices and procedures, we cannot assure you that these measures will fully prevent any future quality, vendor management or regulatory compliance issues.
          Because we operate with a relatively small clinical operations team while sponsoring clinical trials in numerous foreign jurisdictions, we are heavily reliant on outside vendors, including clinical research organizations, or CROs, for the training of personnel at the various sites where we are sponsoring clinical trials, periodic monitoring of clinical trial sites, and ongoing management of clinical trial operations at trial sites. Under our oversight, outside vendors are also responsible for hosting and managing our clinical trial databases, including safety databases, and for reporting safety information to the FDA and foreign regulatory authorities. In April 2009, we initiated an internal review of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance as a result of concerns raised by internal personnel that our existing systems, practices and procedures in these areas were not sufficiently robust.
          Our Board of Directors established a committee of its members to manage the review process. The review primarily focused on matters relating to our ongoing FACT trial in anaplastic thyroid cancer, and included an evaluation of our systems, practices and procedures involving, among other things, the following matters:
          • selection and oversight of vendors to us of clinical trial-related services;
          • maintenance and management of databases containing safety and other data from clinical trials, the timely reporting of any issues raised from the review of safety and other data to applicable regulatory authorities, institutional review boards and ethics committees, and data safety monitoring committees;
          • oversight of the monitoring of clinical trial sites by outside vendors and the review of and response to periodic monitoring reports;
          • training of clinical trial investigators and site personnel;
          • establishing adequate standard operating procedures, or SOPs, and internal staff training in such procedures to ensure appropriate adherence to applicable quality and compliance standards; and
          • allocation of resources to our Quality/Compliance Department.
          With the assistance of an outside consulting firm, we have prepared and adopted a corrective actions/preventive actions plan, or CAPA, which is designed to remedy and avoid the recurrence of matters noted during the internal review. Pursuant to the CAPA, we are implementing a number of operational changes, particularly as they relate to vendor qualification and oversight, management of clinical trial and safety databases, review and reporting of safety data, and personnel training. In parallel with these operational changes, we have recently recruited a new Chief Development Officer to oversee our drug development programs, and we are recruiting additional personnel in our Quality Assurance function.
          While we believe that the actions we have taken in response to the internal review have collectively resulted in substantially improved quality, vendor oversight, and regulatory compliance systems, practices and procedures, we cannot assure you that matters similar or related to those that prompted the review will not recur, or that applicable regulatory authorities, institutional review boards or ethics committees would find the actions taken by us in response to the internal review to have been sufficient. If applicable regulatory authorities were to find our quality controls or other regulatory compliance systems to be insufficient, they could take a range of actions, including but not limited to placing one or more of our clinical trials on clinical hold, requiring us to redo one or more of our clinical trials, or requiring additional clinical trials prior to approval of any of our product candidates. Similarly, if institutional review boards or ethics committees associated with our clinical trial sites were to find our quality systems, practices, and procedures to be insufficient, they could take a range of actions, including suspending participation in our clinical trials at their sites. In addition, we could decide on our own to take any of these actions, if either our management or a data safety monitoring committee concluded that such steps were necessary in order to protect the safety of subjects in trials involving our product candidates, the integrity of the data generated by those trials, or otherwise.
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
          We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties.
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
          We depend on license agreements with third parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for ZYBRESTAT and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose our rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU and the Bristol-Myers Squibb Company, and Baylor University, we could lose our rights under these agreements. Any such disputes may or may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.
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
          Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of July 1, 2009, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted United States patents, twenty-eight (28) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us generally is highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents was performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.
          We require employees, Scientific Advisory Board members, Clinical Trial Advisory Board members, and the institutions that perform our preclinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.
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
          The use of our product candidates in clinical trials and for commercial applications, if any, may expose us to liability claims, in the event such product candidates cause injury or disease, or result in adverse effects. These claims could be made directly by health care institutions, contract laboratories, patients or others using such products. Although we have obtained liability insurance coverage for our ongoing clinical trials, this coverage may not be in amounts sufficient to protect us from any product liability claims or product recalls which could have a material adverse effect on our financial condition and prospects. Further, adverse product and similar liability claims could negatively impact our ability to obtain or maintain regulatory approvals for our technology and product candidates under development.

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
          Upon the marketing approval of any one or more of our products, if at all, sales of our products will depend significantly on the extent to which reimbursement for our products and related treatments will be available from government health programs, private health insurers and other third-party payers. Third-party payers and governmental health programs are increasingly attempting to limit and/or regulate the price of medical products and services. The MMA, as well as other changes in governmental or in private third-party payers’ reimbursement policies, may reduce or eliminate any currently expected reimbursement. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
          On May 28, 2009, the Company held its Annual Meeting of Stockholders (the “Meeting”). On April 9, 2009, the record date for the Meeting, there were 46,231,325 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 34,876,004 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, all nominees for director, were elected by plurality of the votes cast, as follows:

	FOR	Withheld Authority
Name of Director	Number of Shares	Number of Shares

Roy Hampton Fickling	33,810,611	1,065,393

Mark Kessel	33,830,515	1,045,489

John Kollins	33,816,859	1,059,145

Arthur Laffer, Ph.D.	33,477,389	1,398,615

William D. Schwieterman, M.D.	33,829,920	1,046,084

William N. Shiebler	33,687,416	1,188,588

Alastair J. J. Wood M.D.	33,828,761	1,047,243
          In addition, the proposals to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 to 150,000,000 (Proposal 2); to approve an amendment to the Company’s Restated Certificate of Incorporation to provide for 15,000,000 authorized shares of preferred stock that may be issued from time to time by the Board of Directors in one or more series (Proposal 3); to approve an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1:2 to 1:10, such ratio to be determined by the Board of Directors (Proposal 4); to approve amendments to the OXiGENE, Inc. 2005 Stock Plan (Proposal 5); to approve the OXiGENE, Inc. 2009 Employee Stock Purchase Plan (Proposal 6); and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (Proposal 7) passed with the following votes:

	FOR	Against	Abstain
Proposals	Number of Shares	Number of Shares	Number of Shares

Proposal 2	31,877,235	2,328,176	670,589
Proposal 3	24,158,498	1,352,818	519,617
Proposal 4	31,470,092	2,732,655	673,254
Proposal 5	24,314,791	1,155,946	560,186

Proposal 6	23,631,527	1,865,317	534,079
Proposal 7	33,996,704	266,158	613,132
Item 5. Other Information
          On May 28, 2009, at the annual meeting of stockholders, the stockholders of the Company approved amendments to the OXiGENE, Inc. 2005 Stock Plan (the “Plan”). The amendments to the Plan, unanimously approved by the Company’s Board of Directors on March 2, 2009, (i) increase from 2,500,000 to 7,500,000 the number of shares of OXiGENE common stock available for issuance under the Plan, which number includes such number of shares of common stock, if any, that were subject to awards under the Company’s 1996 Stock Incentive Plan as of the date of adoption of the 2005 Stock Plan but which became or will become unissued upon the cancellation, surrender or termination of such awards and (ii) increase from 250,000 to 750,000 the number of shares that may be granted under the Plan to any participant in any fiscal year.
Item 6. Exhibits
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, dated June 2, 2009.

10.1	OXiGENE, Inc. 2005 Stock Plan, as amended. Filed as Appendix B to the Company’s Proxy Statement on Schedule 14A on April 7, 2009 and incorporated herein by reference.

10.2	OXiGENE, Inc. Employee Stock Purchase Plan. Filed as Appendix C to the Company’s Proxy Statement on Schedule 14A on April 7, 2009 and incorporated herein by reference.

10.3	Separation Agreement between the Company and Patricia Walicke, dated as of June 10, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on June 12, 2009 and incorporated herein by reference.

10.4	Employment Agreement between the Company and Peter Langecker, dated as of June 10, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on June 17, 2009 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: August 13, 2009	By:	/s/ John A. Kollins
John A. Kollins
Chief Executive Officer

Date: August 13, 2009	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, dated June 2, 2009.

10.1	OXiGENE, Inc. 2005 Stock Plan, as amended. Filed as Appendix B to the Company’s Proxy Statement on Schedule 14A on April 7, 2009 and incorporated herein by reference.

10.2	OXiGENE, Inc. Employee Stock Purchase Plan. Filed as Appendix C to the Company’s Proxy Statement on Schedule 14A on April 7, 2009 and incorporated herein by reference.

10.3	Separation Agreement between the Company and Patricia Walicke, dated as of June 10, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on June 12, 2009 and incorporated herein by reference.

10.4	Employment Agreement between the Company and Peter Langecker, dated as of June 10, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on June 17, 2009 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.