Form 10-Q
period 2009-09-30
OXIGENE INC
filed 2009-11-10
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21990

OXiGENE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Gateway Blvd, Suite 210
South San Francisco, CA 94080
(Address of principal executive offices, including zip code)

(650) 635-7000
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 5, 2009, there were 62,460,193 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

OXiGENE, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(All amounts in thousands, except per share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,883	$18,275
Restricted cash	140	—
Available-for-sale securities	—	643
Marketable securities held by Symphony ViDA, Inc., restricted	—	14,663
Prepaid expenses and other current assets	1,361	505

Total current assets	23,384	34,086
Furniture and fixtures, equipment and leasehold improvements	1,507	1,456
Accumulated depreciation	(1,304)	(1,255)

	203	201
License agreements, net of accumulated amortization of $992 and $919 at September 30, 2009 and December 31, 2008, respectively	508	581
Other assets	172	163

Total assets	$24,267	$35,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$935	$1,744
Accrued research and development	5,805	3,416
Accrued other	1,196	606

Total current liabilities	7,936	5,766

Commitments and contingencies (Note 4)
Derivative liability	3,334	466
Rent loss accrual	26	60

Total liabilities	11,296	6,292

OXiGENE, Inc. Stockholders’ equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common Stock, $0.01 par value, 150,000 shares authorized; 62,447 shares at September 30, 2009 and 46,293 shares at December 31, 2008 issued and outstanding	625	463
Additional paid-in capital	188,846	178,156
Accumulated deficit	(176,500)	(159,202)
Accumulated other comprehensive (loss)	—	(110)

Total OXiGENE, Inc. stockholders’ equity	12,971	19,307
Non controlling interest	—	9,432

Total equity	12,971	28,739

Total liabilities and stockholders’ equity	$24,267	$35,031

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(All amounts in thousands, except per share data)
	(Unaudited)

License Revenue:	$—	$13	$—	$13
Operating costs and expenses:
Research and development	$5,978	$5,004	$16,459	$13,869
General and administrative	1,762	2,234	6,089	6,304

Total operating costs and expenses	7,740	7,238	22,548	20,173

Loss from operations	(7,740)	(7,225)	(22,548)	(20,160)
Investment income	24	102	94	546
Gain in change of fair value of warrants and other financial instruments	791	—	1,032	—
Other income (expense), net	(18)	15	(62)	13

Consolidated net loss	$(6,943)	$(7,108)	$(21,484)	$(19,601)

Net loss attributed to noncontrolling interest	$(468)	$—	$(4,186)	$—
Net loss attributed to OXiGENE, Inc	$(6,475)	$(7,108)	$(17,298)	$(19,601)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc	$(10,383)	$—	$(10,383)	$—

Net loss applicable to common stock	$(16,858)	$(7,108)	$(27,681)	$(19,601)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.29)	$(0.25)	$(0.55)	$(0.69)
Weighted-average number of common shares outstanding	59,096	28,816	50,503	28,374

See accompanying notes.

OXiGENE, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(All amounts in thousands)
	(Unaudited)

Operating activities:
Consolidated net loss	$(21,484)	$(19,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(1,032)	—
Depreciation	92	101
Other-than-temporary impairment of available-for-sale securities	—	6
Amortization of license agreement	73	73
Rent loss accrual	(34)	(218)
Stock-based compensation	516	1,158
Changes in operating assets and liabilities:
Restricted cash	(140)	—
Prepaid expenses and other current assets	(856)	(610)
Accounts payable, accrued expenses and other payables	2,108	1,105

Net cash used in operating activities	(20,757)	(17,986)
Investing activities:
Purchase of available-for-sale securities	—	(4,314)
Proceeds from sale of available-for-sale securities	753	21,662
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	2,319
Purchase of furniture, fixtures and equipment	(100)	—
Proceeds from sale of fixed assets	6	(73)
Decrease (increase) in other assets	(9)	112

Net cash provided by investing activities	2,969	17,387
Financing activities:
Proceeds from direct registration of common stock issuance, net of acquisition costs	9,052
Proceeds from Symphony ViDA acquistion, net of acquisition costs	12,344	827

Net cash provided by financing activities	21,396	827

Increase in cash and cash equivalents	3,608	228
Cash and cash equivalents at beginning of period	18,275	8,527

Cash and cash equivalents at end of period	$21,883	$8,755

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In July 2009, OXiGENE completed the purchase of Symphony ViDA, Inc. (“ViDA”) and completed a registered direct offering of its common stock and warrants in order to raise capital bringing the Company’s cash and equivalents balance as of September 30, 2009 to $21,883,000. On October 15, 2009, OXiGENE announced that it has entered into a definitive merger agreement to acquire VaxGen, Inc. (“VaxGen”) in exchange for common stock of OXiGENE. The merger agreement has been approved unanimously by the boards of directors of both OXiGENE and VaxGen. The merger is subject to customary closing conditions, including approval by both OXiGENE’s and VaxGen’s stockholders and is expected to be completed in the first quarter of 2010.

OXiGENE expects its current cash and cash equivalents balances to support the Company’s operations into the second quarter of 2010. If the VaxGen acquisition is completed as planned and assuming the lease liability is paid out monthly without a settlement through 2010, the additional capital is expected to support operations through the first quarter of 2011 and OXiGENE will need to access additional funds to remain a going concern beyond that timeframe. If the VaxGen acquisition is not completed as planned, OXiGENE will need to access additional funds to remain a going concern beyond the second quarter of 2010. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. OXiGENE may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own. The Company’s failure to access capital when needed may harm its business, financial condition and results of operations.

Consolidation of Variable Interest Entity (VIE)

OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008 when it entered into a strategic collaboration with Symphony Capital Partners, L.P. (“Symphony”), until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. Under the collaboration, the Company entered into a series of related agreements with Symphony ViDA Holdings LLC, or Holdings. Pursuant to those agreements, Holdings formed and capitalized ViDA, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, and (b) to fund commitments of up to $25,000,000. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

OXiGENE determined ViDA was by design a VIE because OXiGENE had a purchase option to acquire its outstanding voting stock at prices fixed based upon the date the option was to be exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA was a VIE of which OXiGENE was the primary beneficiary.

Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement

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

Under the Amended Purchase Option Agreement, OXiGENE issued 10,000,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA. The Company re-acquired all of the rights to the ZYBRESTAT for ophthalmology and OXi4503 programs that had been licensed to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to OXiGENE. After the purchase option was exercised, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE.

OXiGENE recorded the acquisition of ViDA as a capital transaction and the $10,383,000 excess of the fair market value of the common shares issued by OXiGENE ($15,600,000) over the carrying value of the noncontrolling interest ($5,217,000) is reflected directly in equity as a reduction to Additional paid-in capital. As a result, the noncontrolling interest balance was eliminated. The reduction to Additional paid-in capital was also presented as an increase in the loss applicable to common stock within the calculation of basic and diluted earnings per share.

Under the Amended Purchase Option Agreement, in the event that OXiGENE issues additional securities prior to January 2, 2010, Symphony has the right to receive additional securities in an amount reflecting the difference in value of the securities at the time of issuance and the aggregate value of the consideration Symphony has already received under the Amended Purchase Option agreement and in connection with the Registered Direct Offering on July 20, 2009. Pursuant to those transactions, OXiGENE issued to Holdings 10,000,000 newly issued shares of OXiGENE common stock in exchange for all of the equity of ViDA. The approximately $12,400,000 in cash and cash equivalents held by ViDA were transferred to OXiGENE as part of the transaction. Holdings’ right to receive further consideration, in the event that OXiGENE issues additional securities prior to January 20, 2010, is subject to the limitation that no more than 10,000,000 shares will be issued to Holdings without further shareholder approval . If Symphony would otherwise be entitled to receive more consideration, Symphony may request such combination of shares of common stock and any other securities of OXiGENE as would, in Symphony’s sole determination, provide a value to Symphony not in excess of the purchase price for the purchase option, or approximately $12,400,000. This provision represents a financial instrument; however, given, among other considerations, the low probability that the above conditions will ever be met before the January 2010 expiration, management has concluded that the fair value of this financial instrument is immaterial.

The two members of the Company’s Board of Directors appointed by Symphony, Mr. Mark Kessel and Dr. Alastair Wood, remain on the Board, and the Company expects to maintain its advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated in connection with the execution of the Transaction Documents pursuant to the Termination Agreement dated July 2, 2009. The closing of the transaction occurred on July 20, 2009.

Accounting and Reporting of Noncontrolling Interests

Earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, the Company reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when it entered into a strategic collaboration with Symphony, until July 20, 2009, when OXiGENE acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming the Company’s wholly-owned subsidiary, the operating results of ViDA continued to be included in the Company’s consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests.

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock

In February 2008, the Company issued five-year warrants exercisable beginning in August 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility (“CEFF”) (See Note 3). Through these warrants (the “CEFF Warrants”), Kingsbridge may purchase from the Company up to 250,000 shares of common stock with an exercise price of $2.74 per share. As of September 30, 2009, none of these warrants had been exercised.

In connection with the strategic collaboration with Symphony in October 2008, OXiGENE agreed that should the development committee of ViDA determine that ViDA needs additional funding and that funding is provided by Holdings, the Company would issue to Holdings shares of its common stock having a value of up to $1,000,000 (the “Additional Investment Shares”) on the date of issuance. Because the closing price of the Company’s common stock as of the additional closing date was not determinable, the number of potential shares issuable to Holdings to satisfy this $1,000,000 Additional Investment Shares obligation would not be known and there was a possibility that the number of shares necessary to settle the Additional Investment Shares obligation would be greater than the number of shares that OXiGENE had authorized.

Due to the indeterminable number of shares that would have been required to meet the $1,000,000 Additional Investment Shares obligation the Company determined that there was a possibility it may not have had sufficient authorized shares to settle its outstanding financial instruments. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first, which essentially sets the order of preference for settling the awards. OXiGENE accounted for the Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. The Company began treatment of these Derivative Instruments as liabilities (collectively the “Derivative Liabilities”) as of October 17, 2008, the initial funding and effective date of the Symphony transaction.

As of June 30, 2009, the Additional Investment Shares had a fair value of zero as a result of the Additional Funding Agreement being terminated by the Company through the Amended Purchase Option Agreement executed on July 2, 2009. As a result of the Additional Investment Share obligation being terminated, the possibility that OXiGENE may not have sufficient authorized shares to settle its outstanding financial instruments was eliminated. OXiGENE re-measured the fair value of the CEFF Warrants as of July 20, 2009, resulting in a gain of $70,000, and reclassified the warrants to equity.

On July 20, 2009, OXiGENE raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant (“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit (the “Units”). The short-term warrants are exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from the Company’s Phase II/III pivotal clinical trial regarding ZYBRESTAT as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason.

The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,052,000.

OXiGENE determined that the Direct Registration Series I and II warrants should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance ($4,056,000) and were revalued again as of September 30, 2009 at $3,335,000. The $721,000 change in fair value between the issuance date and September 30, 2009 was recorded as a gain in the statement of operations during the third quarter.

The fair value of these warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	As of July 20, 2009		As of September 30, 2009
	Series I	Series II	Series I	Series II

Stock Price	$1.56	$1.56	$1.42	$1.42
Exercise Price	$2.10	$1.60	$2.10	$1.60
Term of option	5 years	1.25 years	4.83 years	1.08 years
Expected volatility	67%	100%	67%	100%
Discount Rate	2.46%	0.28%	2.31%	0.18%
Fair market value (in thousands)	$2,224	$1,832	$1,891	$1,444

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, obligations issued by the U.S. Treasury/ federal agencies or guaranteed by the U.S. government, money market instruments, repurchase agreements, bankers’ acceptances, certificates of deposit, time deposits and bank notes. In accordance with financial accounting standards, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities in an unrealized loss position that are deemed not to be other-than-temporarily impaired, due to the Company’s positive intent and ability to hold the securities until anticipated recovery, with maturation greater than twelve months, are classified as long-term assets.

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

The Company did not hold any available-for-sale securities as of September 30, 2009, but had approximately $643,000 in short-term corporate bonds at December 31, 2008.

Fair Value

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Fair value hierarchy is now established that prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets;
Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	Valuations based on unobservable inputs.

As of September 30, 2009, OXiGENE did not hold any assets or liabilities subject to these standards. OXiGENE held $21,883,000 in cash and equivalents, of which $4,782,000 was in a money market fund, none of which was subject to this disclosure requirement.

Accrued Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of the Company’s potential product candidates. The Company recognizes expenses associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed-fee contracts are expensed ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred and committed to date. As a result, accrued research and development expenses represent the Company’s estimated contractual liability to outside service providers at any particular point in time.

Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 9,050,000 and 2,813,000 at September 30, 2009 and 2008, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

The Company recorded the excess of the purchase price over the carrying value of the noncontrolling interest in ViDA as an increase in the loss applicable to common stock (See Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement above).

Stockholders Equity Common and Preferred Shares

As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized and 46,293,000 shares of common stock issued and outstanding. On May 28, 2009, at the annual meeting of stockholders, the stockholders approved an increase in the number of authorized shares of common stock to 150,000,000 and an addition of 15,000,000 authorized shares of preferred stock. In the three months ended September 30, 2009, OXiGENE issued 10,000,000 shares of common stock to Symphony ViDA Holdings, LLC (“Holdings”) as part of the ViDA acquisition (See Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement above) and 6,250,000 of shares of common stock to investors in a registered direct offering (See Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock above). As of September 30, 2009, there were 150,000,000 shares of common stock authorized and 62,448,000 shares of common stock issued and outstanding, and 15,000,000 shares of preferred stock authorized and no shares of preferred stock issued and outstanding.

Stock-based Compensation

The Company ensures the expense recognition of the estimated fair value of all share-based payments issued to employees. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”).

Options

On May 28, 2009, at the annual meeting of stockholders, the stockholders of the Company approved amendments to its 2005 Plan to (i) increase from 2,500,000 to 7,500,000 the number of shares of the Company’s common stock available for issuance under the 2005 Plan which number includes such number of shares of its common stock, if any, that were subject to awards under the Company’s 1996 Plan as of the date of adoption of the 2005 Plan but which became or will become unissued upon the cancellation, surrender or termination of such award; and (ii) increase from 250,000 to 750,000 the number of shares that may be granted under the Plan to any participant in any fiscal year.

The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2008	2,333	$5.01	6.15	$472
Granted	1,422	$1.10	—	770
Exercised	—		—	—
Forfeited	(1,168)	$4.48	—	(190)

Options outstanding at September 30, 2009	2,587	$3.11	7.58	$785

Option exercisable at September 30, 2009	845	$6.38	4.33	1

Options vested or expected to vest at September 30, 2009	2,211	$3.43	6.69	$607

As of September 30, 2009, there was approximately $867,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.8 years. The total fair value of stock options that vested during the nine months ended September 30, 2009 and 2008 was approximately $240,000 and $1,063,000, respectively.

For the three and nine months ended September 30, 2009, the Company recorded approximately $72,000 and $234,000, respectively, of expense associated with share-based compensation. For the three and nine months ended September 30, 2008, the Company recorded approximately $220,000 and $538,000, respectively, of expense associated with share-based compensation.

The fair values for the stock options granted as of September 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2009 and three and nine months ended September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted Average Assumptions
Risk-free interest rate	2.46%	3.13%	1.98%	3.06%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	66%	54%	58%	62%
Dividend yield	0.00%	0.00%	0.00%	0.00%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Options Granted (In thousands)	57	20	1,422	64
Weighted average fair value	$0.93	$0.62	$0.59	$0.93

Options, Warrants and Non-Vested Stock

Non-Vested Stock

The following table summarizes the activity for unvested stock in connection with restricted stock grants during the nine months ended September 30, 2009:

		Weighted
		Average Fair
	Shares	Value
	(In thousands)

Unvested at December 31, 2008	140	$4.56
Granted	—	$—
Vested	(20)	$4.09
Forfeited	(30)	4.91

Unvested at September 30, 2009	90	$4.55

The Company recorded expense of approximately $64,000 and $180,000 related to outstanding restricted stock awards during the three and nine months ended September 30, 2009, respectively. Of the 90,000 shares of unvested restricted stock at September 30, 2009, 50,000 shares vested in October 2009, and the remaining shares will vest in June 2010 and 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the vesting period of the awards.

Employee Stock Purchase Plan

In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense for the three months and nine months ended September 30, 2009 of $23,000 and $30,000, respectively, which may be revised downward based on a potential decrease in stock price or employees who either decrease their monthly investment or withdraw from participation in the 2009 ESPP.

Warrants

The following is a summary of the Company’s outstanding common stock warrant position as of September 30, 2009:

		Weighted
		Average
		Exercise		Accounting
	Date of Issuance	Price	Warrants Issued	Treatment
			(In thousands)

CEFF Warrants	February 19, 2008	$2.74	250	Equity
Direct Registration Series I	July 20, 2009	$2.10	2,813	Liability
Direct Registration Series II	July 20, 2009	$1.60	2,813	Liability

Warrants outstanding as of September 30, 2009			5,876

In February 2008, the Company issued five year warrants exercisable beginning in August 2008 to Kingsbridge in consideration for entering into the CEFF. Through the CEFF Warrants, Kingsbridge may purchase from the Company up to 250,000 shares of common stock at an exercise price of $2.74 per share. As of September 30, 2009, none of these warrants were exercised.

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

The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,052,000.

Comprehensive Income (Loss)

The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available-for-sale securities and is presented separately on the balance sheet, as required.

A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Consolidated net loss as reported	$(6,943)	$(7,108)	$(21,484)	$(19,601)
Unrealized gain (loss)	—	(220)	—	(227)

Total comprehensive loss	$(6,943)	$(7,328)	$(21,484)	$(19,828)

Less comprehensive loss attributable to noncontrolling interest	(468)	—	(4,186)	—

Comprehensive loss attributable to OXiGENE, Inc.	$(6,475)	$(7,328)	$(17,298)	$(19,828)

2.	License Agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through September 30, 2009, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years. In June 2002, this agreement was amended to provide for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon the Company’s election to develop certain additional compounds, as defined in the agreement. As of September 30, 2009, additional accelerated milestones that have previously been expensed and paid due to achievement of certain financial milestones, totaled $700,000, and future milestones under this agreement could total up to an additional $200,000. These accelerated payments were expensed to research and development as triggered by the achievements of milestones defined in the agreement. The Company is also required to pay royalties on future net sales of products associated with these patent rights.

3.	Agreements

In February 2008, the Company entered into a Committed Equity Financing Facility, or CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the three years from the date of the agreement. Under the CEFF, the Company is able to draw down shares in tranches of up to a maximum of 3.5% of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares will be at a discount of between 5 and 12% from the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares if the volume weighted average price of the Company’s stock is less than $1.25 per share or 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. The fair value of the warrant was determined on the date of issuance using the Black-Scholes option valuation model applying the following assumptions: (i) a risk-free interest rate of 2.75% ( ii) an expected term of 5.5 years, which represents the contractual term (iii) no dividend yield and (iv) volatility of 83%. The estimated fair value of this warrant was $349,000, which was recorded as contra-equity within additional paid in capital.

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

4.	Commitments and Contingencies

The following table presents our contractual obligations and commercial commitments as of September 30, 2009, in thousands:

		Less than 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years

Clinical development and related committements	$10,467	$9,217	$1,250	$—	$—
Operating Leases	2,290	891	1,133	266	—

Total contractual cash obligations	$12,757	$10,108	$2,383	$266	—

Payments under our pre-clinical, product development and clinical development contracts are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion by third-party contractors of all activities contemplated in the agreements with such parties. In addition, not included in the operating leases above is sublease income, which is expected to total approximately $279,000 for the 12-month period ending September 30, 2010 and $47,000 during the 1-3 year period thereafter for a total of $326,000 for the periods presented.

5.	Recent Accounting Pronouncements

Effective for periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codificationtm (“ASC”) became the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. Accordingly, the Company adopted FASB Statement No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles and does not expect the adoption to have a material effect on its financial position or results of operations.

The FASB issued ASC 805, entitled “Business Combinations” which changed how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The Company implemented ASC 805 effective January 2009. The Company does not expect the adoption of Topic 805 to have a material effect on its financial position or results of operations.

The FASB issued ASC 320, entitled “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320 provides new guidance on the recognition and presentation of an other-than-temporary impairments (OTTI) and provides for some new disclosure requirements. The Company adopted ASC 320 during the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial statements.

The FASB issued ASC 855, entitled “Subsequent Events” which modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities. In addition, ASC 855 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company evaluates subsequent events from period end to the date the financial statements are filed with the SEC. ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted ASC 855 in the second quarter of 2009. The adoption of the provisions of ASC 855 did not have a material impact on the Company’s financial position and results of operations.

The FASB issued ASC 815 entitled “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. The adoption of the provisions of ASC 815 did not have a material impact on the Company’s financial position and results of operations.

6.	Subsequent Events

Subsequent events were reviewed through November 10, 2009, the date of the filing of this quarterly report. As a result of our procedures the following events were identified:

Effective as of October 7, 2009 John A. Kollins resigned from his position as OXiGENE Chief Executive Officer and as a member of the Board of Directors of OXiGENE to pursue other interests. The Company entered into a separation agreement with Mr. Kollins on October 28, 2009, effective as of November 5, 2009. The Company has appointed Peter J. Langecker, M.D., Ph.D., Executive Vice President and Chief Development Officer, as Interim Chief Executive Officer while the Company conducts a search for a permanent replacement for Mr. Kollins.

On October 15, 2009, OXiGENE announced the Company has entered into a definitive merger agreement to acquire VaxGen in exchange for common stock of OXiGENE. Upon closing of the transaction, VaxGen will become a wholly-owned subsidiary of OXiGENE, and VaxGen stockholders will become stockholders of OXiGENE. At the closing of the transaction, OXiGENE will issue approximately 15.6 million shares of common stock in exchange for all outstanding shares of VaxGen’s common stock. The number of shares issued at closing will be subject to adjustment if VaxGen’s net cash, as of a date shortly before the closing, as agreed by both parties, less certain expenses and liabilities, is greater or less than approximately $33.2 million. Based upon the shares of common stock of OXiGENE and VaxGen currently outstanding and assuming net cash at closing equals the target net cash, the stockholders of VaxGen would receive approximately 0.4719 of a share of common stock of OXiGENE for each share of VaxGen common stock. VaxGen currently estimates that its net cash at closing may be below the target amount of net cash, depending on the timing of the closing and the amount of VaxGen expenses.

In addition to the initial shares issued to VaxGen stockholders, OXiGENE will also place approximately 8.5 million shares of its common stock in escrow to be released to VaxGen stockholders contingent upon the occurrence of certain events over the two-year period following the closing. These events relate primarily to settlement of VaxGen’s obligations under its lease of facilities in South San Francisco, and to the potential award of a procurement contract to Emergent BioSolutions (NYSE:EBS) by the U.S. Government for which VaxGen is eligible to receive milestone and royalty payments in connection with Emergent BioSolutions’ May 2008 acquisition of VaxGen’s recombinant protective antigen (rPA) anthrax vaccine product candidate and related technology. The merger agreement has been approved unanimously by the boards of directors of both OXiGENE and VaxGen. The merger is subject to customary closing conditions, including approval by both OXiGENE’s and VaxGen’s stockholders. OXiGENE has determined that the acquisition of VaxGen will be treated as an acquisition of assets. Accordingly, approximately $431,000 of direct costs incurred during the third quarter and associated with the acquisition have been deferred and recorded within other current assets as of September 30, 2009.

On October 30, 2009, a putative stockholder class action lawsuit was filed against VaxGen, members of the VaxGen board of directors, OXiGENE and the merger subsidiary formed by OXiGENE to conduct the merger of VaxGen and OXiGENE, in the Superior Court of California, County of San Mateo. The action, styled William Ming v. VaxGen, Inc., et al., alleges, among other things, that the members of the VaxGen board of directors violated their fiduciary duties by failing to maximize value for VaxGen’s stockholders when negotiating and entering into the merger agreement. The complaint alleges that OXiGENE aided and abetted those purported breaches of fiduciary duties. The plaintiff seeks, among other things, to enjoin the acquisition of VaxGen by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved.

The complaint does not specify an amount of damages that is sought by the plaintiff. OXiGENE believes the allegations of the plaintiff’s complaint are entirely without merit, and intends to vigorously defend this action. Even a meritless lawsuit, however, may carry with it the potential to delay consummation of the merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and September 30, 2008 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2008, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.

Overview

We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents (VDAs) that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated to date with ZYBRESTAT in human clinical trials. In light of the significant human experience with ZYBRESTAT to date, and because our VDA product candidates act via a well-characterized therapeutic mechanism, inhibition of blood flow to tumors and to neovascular lesions within the eye, we believe the risk associated with our drug development programs is relatively low as compared with compounds that act via unproven or unknown mechanisms of action.

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

We believe that the ongoing FACT trial in ATC, if successful, will provide a basis for us to seek marketing approval of ZYBRESTAT in ATC, and that the FACT trial and/or other ongoing ZYBRESTAT studies will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

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

We are currently evaluating a second-generation VDA product candidate, OXi4503, in a Phase I clinical trial in patients with advanced solid tumors, and a Phase Ib/IIa trial in patients with solid tumors with hepatic involvement. Based on what we believe to be compelling preclinical study results, we plan to file an IND for this product candidate in the fourth quarter of 2009 and initiate an additional Phase Ib study during 2010. In pre-clinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. In pre-clinical studies, OXi4503 has demonstrated potent vascular disrupting effects on tumor vasculature, as well as direct cytotoxic effects on tumor cells that arise from metabolism of the drug by oxidative enzymes, which are elevated in certain tumors and tissues, (e.g., leukemia, hepatic tumors, and melanoma) to a cytotoxic orthoquinone chemical species.

In July 2009, we exercised our option to acquire all the equity of ViDA pursuant to an Amended and Restated Purchase Option Agreement, in exchange for 10,000,000 newly-issued shares of our common stock. The acquisition included the re-acquisition of the ZYBRESTAT for ophthalmology and OXi4503 development programs and the approximately $12,400,000 in cash and marketable securities held by ViDA. In a separate transaction, we also raised approximately $9,052,000 in net proceeds, after deducting placement agents’ fees and other expenses, in a registered direct offering relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit.

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

Our cash and equivalents balance as of September 30, 2009 was $21,883,000. On October 15, 2009, we announced that we entered into a definitive merger agreement to acquire VaxGen in exchange for our common stock. The merger agreement has been approved unanimously by both companies’ boards of directors. The merger is subject to customary closing conditions, including approval by both our and VaxGen’s stockholders and is expected to be completed in the first quarter of 2010.

We expect our current cash and cash equivalents balance to support our operations into the second quarter of 2010. If the VaxGen acquisition is completed as planned and assuming the lease liability is paid out monthly without a settlement through 2010, the additional capital is expected to support operations through the first quarter of 2011 and we will need to access additional funds to remain a going concern beyond that timeframe. If the VaxGen acquisition is not completed as planned, we will need to access additional funds to remain a going concern beyond the second quarter of 2010. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own. Our failure to access capital when needed may harm our business, financial condition and results of operations.

Results of Operations

Nine Months Ended September 30, 2009 and 2008

Revenue

We reported $0 and $13,000 in license revenue for the nine months ended September 30, 2009 and 2008, respectively.

Costs and expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating expense components and their percentages:

	Nine Months Ended Sept 30,
	2009		2008
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$16,459	73%	$13,869	69%	$2,590	19%
General and administrative	6,089	27%	6,304	31%	(215)	(3)%

Total operating expenses	$22,548	100%	$20,173	100%	$2,375	12%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

R&D

	Nine Months Ended Sept 30,
	2009		2008
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$10,273	62%	$10,202	74%	$71	1%
Employee compensation and related	5,770	35%	3,215	23%	2,555	79%
Stock-based compensation	113	1%	208	1%	(95)	(46)%
Other	303	2%	244	2%	59	24%

Total research and development	$16,459	100%	$13,869	100%	$2,590	19%

The most significant increase in research and development expenses for the nine-month period ended September 30, 2009, as compared to the nine months ended September 30, 2008, is in employee compensation and related expenses as a result of an average increase over the nine-month period of 15 employees in 2009 resulting in an increase in the amount of salaries and benefits of $1,650,000 and an additional cost increase of $535,000 for two executive severance packages. The remaining variances in employee compensation and related costs were an increase, in the 2009 period, of $125,000 for recruitment fees, an increase of $165,000 for employee travel on our

R&D programs and an increase in $80,000 in temporary employee cost. The external services costs increase of $71,000 was offset by a decrease of $95,000 in stock-based compensation expense.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

G&A

	Nine Months Ended Sept 30,
	2009		2008
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,198	36%	$2,045	32%	$153	7%
Stock-based compensation	331	5%	952	15%	(621)	(65)%
Consulting and professional services	2,205	36%	2,038	32%	167	8%
Facilities and related	810	13%	578	9%	232	40%
Other	545	10%	691	12%	(146)	(21)%

Total general and administrative	$6,089	100%	$6,304	100%	$(215)	(3)%

During the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, general and administrative costs decreased by a total of $215,000. This decrease was caused primarily by a decrease of $621,000 in stock based compensation which was driven by the forfeiture of options by directors and executive officers who have resigned or did not stand for re-election at the 2009 annual meeting of our stockholders and a decrease of $146,000 of all other administrative costs. These were partially offset by increases in employee compensation and related, consulting and professional services and facilities and related costs. Employee compensation and related costs increased by $153,000 as a result of an increase in travel costs of $23,000 and an increase in administrative costs of $130,000 related to ViDA, which was formed in the fourth quarter of 2008. Consulting and professional services costs increased by $167,000, primarily due to increased legal and consulting fees in connection with an initiative we undertook to review and improve our quality, vendor oversight and regulatory compliance systems, as well as advisory services in connection with the formation and maintenance of ViDA. These increases in consulting and professional services costs were slightly offset by a reduction in Board of Director fees and expenses. Facilities related expenses increased by approximately $232,000 in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This increase was due to higher rent expense of approximately $203,000 in connection with moving into our new corporate headquarters in South San Francisco, California and increased computer and office supplies expenses related to more space and increased headcount.

Three Months Ended September 30, 2009 and 2008

Revenue

We reported $0 and $13,000 in license revenue for the three months ended September 30, 2009 and 2008, respectively.

Costs and expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months Ended Sept 30,
	2009		2008
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$5,978	77%	$5,004	69%	$974	19%
General and administrative	1,762	23%	2,234	31%	(472)	(21)%

Total operating expenses	$7,740	100%	$7,238	100%	$502	7%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

R&D

	Three Months Ended Sept 30,
	2009		2008
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$3,819	64%	3,592	72%	227	6%
Employee compensation and related	1,966	33%	1,275	25%	691	54%
Stock-based compensation	40	1%	50	1%	(10)	(20)%
Other	153	2%	87	2%	66	76%

Total research and development	$5,978	100%	$5,004	100%	$974	19%

Research and development expenses for the three months ended September 30, 2009 increased by approximately $974,000 versus the three months ended September 30, 2008. The most significant increase in research and development expenses is in employee compensation and related expenses of $691,000 as a result of an average increase over the three-month period in 2009 versus 2008 of 16 employees, resulting in an increase of $561,000 of salary and benefits and an additional $232,000 in severance cost for a former employee. These costs and increased employee travel of $74,000 were partially offset by a non-recurring savings of external recruiting costs for R&D personnel of $176,000 as we hired an internal recruiter whose costs are recorded in G&A. External services costs increased by $227,000 in the three months ended September 30, 2009 versus the three months ended September 30, 2008 as a result of increasing cost associated with patient recruitment on our non-small cell lung cancer (NSCLC) study and our Oxi4503 study.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

G&A

	Three Months Ended Sept 30,
	2009		2008
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$678	38%	$476	21%	$202	42%
Stock-based compensation	$118	7%	401	18%	(283)	(71)%
Consulting and professional services	$561	32%	750	34%	(189)	(25)%
Facilities and related	$249	14%	312	14%	(63)	(20)%
Other	$156	9%	295	13%	(139)	(47)%

Total general and administrative	$1,762	100%	$2,234	100%	$(472)	(21)%

Over the three-month period ended September 30, 2009 in comparison to the three-month period ended September 30, 2008 general and administrative costs decreased by $472,000. Stock-based compensation decreased by $283,000 which was driven by the forfeiture of options by directors and executive officers who have resigned or did not stand for reelection at the 2009 annual meetings of our stockholders. Consulting and professional services costs decreased by $189,000 due to non-recurring patent-related legal costs and lower board fees for the three-month period ended September 30, 2009, partially offset by higher accounting-related fees. Facilities and related costs decreased due to the move in June 2009 to a smaller space in Waltham, Massachusetts, saving approximately $21,000 per month. These decreases were partially offset by increased cost of $202,000 in employee compensation and related costs as a result of $30,000 in ViDA-related costs not incurred during the three-month period in 2008, and in September 2008, we reversed the year-to-date accrual related to the incentive compensation bonus. This resulted in a non-recurring decrease in costs for the three months ending September 30, 2008.

Other Income and Expense

The table below summarizes Other Income and Expense in our Income Statement for the periods indicated, in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Investment income	24	102	94	546
Gain (loss) in change of fair value of warrants	791	—	1,032	—
Other income (expense), net	(18)	15	(62)	13

Investment Income was $94,000 and $546,000 for the nine-month period ended September 30, 2009 and 2008, respectively. The change is primarily a result of a reduction in the average month end cash balance and lower rate of return during the nine month period ended September 30, 2009 as compared to 2008. Investment Income was $24,000 and $102,000 for the three month period ended September 30, 2009 and 2008 respectively. The Other Income balances are derived from our gain and loss on foreign currency exchange and reflect both a change in number of foreign clinical trials and the fluctuation in exchange rates.

We recorded an unrealized gain of approximately $791,000 and $1,032,000 for the three-and nine-month periods ended September 30, 2009, respectively, as a result of the change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities and the common stock warrants issued in connection with the Offering discussed in Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock, Note 1 to the financial statements, Summary of Significant Accounting Policies.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2009, we had an accumulated deficit of approximately $176,500,000. We expect to continue to incur expenses, resulting in operating losses, over the next several years due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Our cash, cash equivalents and available-for-sale securities balance was approximately $21,883,000 at September 30, 2009, compared to approximately $18,275,000 at December 31, 2008.

The following table summarizes our cash flow activities for the period indicated, in thousands:

Nine Months Ended
September 30,
2009

Operating activities:
Consolidated net loss	$(21,484)
Non-cash adjustments to net loss	(385)
Changes in operating assets and liabilities	1,112

Net cash used in operating activities	(20,757)
Investing activities:
Net increase from sale of marketable securities	3,072
Net purchase of furniture, fixtures and equipment	(94)
Other	(9)

Net cash provided by investing activities	2,969
Net cash provided by financing activities	21,396

Increase in cash and cash equivalents	3,608
Cash and cash equivalents at beginning of period	18,275

Cash and cash equivalents at end of period	$21,883

A major component of the non-cash adjustments to net loss in the nine month period ended September 30, 2009 is compensation expense of $516,000 related to the issuance of options and restricted stock, Board of Directors compensation and four months of expense relating to the employee stock purchase plan (“ESPP”). The net change in operating assets and liabilities is attributable to an increase in accounts payable, accrued expenses and other payables of $2,108,000 offset by an increase in restricted cash of $140,000 and in prepaid expenses and other current assets of $856,000. The decrease in available-for-sale securities of $643,000 is primarily attributable to our short-term product development-related cash requirements.

Our cash and equivalents balance as of September 30, 2009 was $21,883,000. On October 15, 2009, we announced that we entered into a definitive merger agreement to acquire VaxGen in exchange for our common stock. The merger agreement has been approved unanimously by both companies’ boards of directors. The merger is subject to customary closing conditions, including approval by both our and VaxGen’s stockholders and is expected to be completed in the first quarter of 2010.

We expect our current cash and cash equivalents balance to support our operations into the second quarter of 2010. If the VaxGen acquisition is completed as planned and assuming the lease liability is paid out monthly without a settlement through 2010, the additional capital is expected to support operations through the first quarter of 2011 and we will need to access additional funds to remain a going concern beyond that timeframe. If the VaxGen acquisition is not completed as planned, we will need to access additional funds to remain a going concern beyond the second quarter of 2010. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own. Our failure to access capital when needed may harm our business, financial condition and results of operations.

Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. We may be able to access our Kingsbridge Committed Equity Financing Facility (CEFF) to augment our existing capital resources as long as the current market value of our common stock remains above the minimum price required for draw downs under our agreement with Kingsbridge. As of September 30, 2009, our stock price closed at $1.42 per share which is above the minimum price required for draw downs under the CEFF. We do intend to aggressively pursue other forms of capital infusion, including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.

Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: our ability to complete the acquisition of VaxGen in a timely manner or at all: the progress of and results of our pre-clinical testing and clinical trials of our VDA drug candidates under development, including ZYBRESTAT, our lead drug candidate, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.

Even with the additional funds raised in July 2009, we will need to access additional funds to support our operations to remain a going concern beyond the second quarter of 2010, and such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to access capital when needed may harm our business, financial condition and results of operations.

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

Impairment of Long-Lived Assets

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). We review this asset for impairment whenever there are indications of impairment based on an undiscounted net cash flow approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value.

Stock-Based Compensation

We record the expense recognition of the estimated fair value of all share-based payments issued to employees.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the nine-month period ended September 30, 2009, we granted options to purchase 1,422,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in the nine-month period ended September 30, 2009 relates to continued vesting of stock options and restricted stock that were granted after January 1, 2006. The grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior Annual Reports on Form 10-K, as filed with the SEC.

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated forfeiture rates were calculated at 10% and 50%, respectively. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Employee Stock Purchase Plan

In May 2009, our stockholders approved the 2009 ESPP.  Under the 2009 ESPP, employees have the option to purchase shares of our common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of our common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Code. An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. We recorded expense for the three months and nine months ended September 30, 2009 of $23,000 and $30,000, respectively, which may be revised downward based on a potential decrease in stock price or employees who either decrease their monthly investment or withdraw from participation in the 2009 ESPP.

Consolidation of Variable Interest Entity (VIE)

We consolidated the financial position and results of operations of ViDA, from October 2008 when it entered into a strategic collaboration with Symphony, until July 20, 2009 when we acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. Under the collaboration, we entered into a series of related agreements with Symphony. Pursuant to those agreements, Holdings formed and capitalized ViDA, in order (a) to hold certain intellectual property related to two of our product candidates, and (b) to fund commitments of up to $25,000,000. The funding supported pre-clinical and clinical development by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

We determined ViDA was by design a VIE because we had a purchase option to acquire its outstanding voting stock at prices fixed based upon the date the option was to be exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Symphony in our common stock, as a related party ViDA was a VIE of which we were the primary beneficiary.

Tax Matters

At December 31, 2008, we had net operating loss carry-forwards of approximately $155,011,000 for U.S. income tax purposes, which will begin to expire in 2020 for U.S. purposes and state operating loss carry-forwards of $60,500,000 that will begin expiring in 2009. The future utilization of the net operating loss carry-forwards may be subject to an annual limitation due to ownership changes that could have occurred in the past or that may occur in the future under the provisions of Internal Revenue Code Section 382 or 383. Realization of the deferred tax assets is uncertain due to the historical losses of ours and therefore a full valuation allowance has been established.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2009, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations.

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

We recognize in earnings all declines in fair value below the cost basis that are considered other -than-temporary. None were recorded for the nine-months ended September 30, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On October 30, 2009, a putative stockholder class action lawsuit was filed against VaxGen, Inc., members of the VaxGen board of directors, OXiGENE and the merger subsidiary formed by OXiGENE to conduct the merger of VaxGen and OXiGENE, in the Superior Court of California, County of San Mateo. The action, styled William Ming v. VaxGen, Inc., et al., alleges, among other things, that the members of the VaxGen board of directors violated their fiduciary duties by failing to maximize value for VaxGen’s stockholders when negotiating and entering into the merger agreement. The complaint alleges that OXiGENE aided and abetted those purported breaches of fiduciary duties. The plaintiff seeks, among other things, to enjoin the acquisition of VaxGen by OXiGENE or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved.

The complaint does not specify an amount of damages that is sought by the plaintiff. OXiGENE believes the allegations of the plaintiff’s complaint are entirely without merit, and intends to vigorously defend this action. Even a meritless lawsuit, however, may carry with it the potential to delay consummation of the merger.

Item 1A.	Risk Factors

The risk factors provided below should be read in conjunction with the risk factors included in our prior filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

The proposed merger with VaxGen is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, either of which could negatively impact the market price of OXiGENE common stock and its business and operating results.

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the merger agreement by OXiGENE and VaxGen stockholders. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger could result in a number of adverse effects, including:

•	preventing OXiGENE from realizing any benefits from the merger;

•	requiring OXiGENE to incur significant transaction costs without realizing any benefits of the merger, and depending upon the circumstances of the failure to complete the merger, requiring OXiGENE to pay VaxGen a $1.425 million termination fee and/or expense reimbursement of up to $325,000;

•	a decline in the market prices of OXiGENE common stock to the extent the market price of OXiGENE common stock positively reflects a market assumption that the merger will occur;

•	uncertainty surrounding the future direction of the product offerings, available alternatives and strategy of OXiGENE on a standalone basis or a negative perception by the market of OXiGENE generally; and

•	the diversion of the attention of OXiGENE’s management to the merger instead of to the company’s operations and the pursuit of other opportunities that could have been beneficial to the company’s business.

Any delay in the consummation of the merger or any uncertainty about the consummation of the merger also could impact negatively the market price of OXiGENE common stock and its business and operating results or prevent, delay or eliminate realization of some or all of the anticipated benefits of the merger. It is possible that the merger will not be consummated or the consummation may be delayed or consummated on different terms than those contemplated by the merger agreement.

The announcement and pendency of the merger may have and could impact or cause disruptions in OXiGENE’s business, which could have an adverse effect on its business, operating results and financial condition and, if the merger is completed, the business, operating results and financial condition of the combined company.

The announcement and pendency of the merger may have and could cause disruptions in or otherwise negatively impact OXiGENE’s business, operating results and financial condition and if the merger is completed, the business, operating results and financial condition of the combined company. Among other things:

•	the attention of OXiGENE’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from day-to-day business operations; and

•	vendors, suppliers or other business partners may seek to modify or terminate their business relationships with OXiGENE or the combined company.

Any such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on OXiGENE’s business, operating results or financial condition, and if the merger is completed, the business, operating results or financial condition of the combined company.

Litigation is pending against VaxGen, the members of the VaxGen board of directors and OXiGENE challenging the merger and an adverse judgment in this lawsuit may prevent the merger from becoming effective within the expected timeframe or at all.

VaxGen, the members of the VaxGen board of directors, and OXiGENE have been named as defendants in a purported class action lawsuit brought by a VaxGen stockholder challenging VaxGen’s proposed merger with OXiGENE, seeking to rescind the merger agreement and an injunction prohibiting the parties from completing the merger. If the plaintiff in this case is successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed upon terms, the injunction may prevent the completion of the merger in the expected timeframe, if at all. Even if the plaintiff in this action is not successful, the costs of defending against such claims could adversely affect the financial condition of OXiGENE or VaxGen to the extent not covered by insurance.

OXiGENE has incurred and will continue to incur significant transaction costs in connection with the merger, some of which will be required to be paid even if the merger is not completed.

OXiGENE has incurred and will continue to incur significant transaction costs in connection with the merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. Most of these costs will be paid by the party incurring the costs even if the merger is not completed. In addition, if the merger agreement is terminated due to certain triggering events specified in the merger agreement, OXiGENE may be required to pay VaxGen a termination fee of $1.425 million, depending on the circumstances. The merger agreement also provides that under specified circumstances, OXiGENE may be required to reimburse VaxGen up to $325,000 for its expenses in connection with the transaction. If the merger is completed, the combined company will bear the transaction costs of both OXiGENE and VaxGen in connection with the merger, including financial advisor, legal and accounting fees and expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 16, 2009 and incorporated by reference herein.
4.1	Form of Five-Year Warrant issued to investors on July 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 15, 2009 and incorporated by reference herein.
4.2	Form of Short-Term Warrant issued to investors on July 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 15, 2009 and incorporated by reference herein.
10.1	Amended and Restated Purchase Option Agreement by and among OXiGENE, Inc., Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of July 2, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2009 and incorporated by reference herein.
10.2	Amended and Restated Registration Rights Agreement between OXiGENE, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2009 and incorporated by reference herein.

10.3	Termination Agreement by and among OXiGENE, Inc., Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2009 and incorporated by reference herein.
10.4	Form of Subscription Agreement with investors, dated as of July 15, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on July 15, 2009 and incorporated by reference herein.
10.5	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 16, 2009 and incorporated by reference herein.
10.6	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 16, 2009 and incorporated by reference herein.
10.7	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. Filed as an exhibit to the Company’s Current Report on Form 8-K on October 16, 2009 and incorporated by reference herein.
10.8	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. Filed as an exhibit to the Company’s Amendment to its Current Report on Form 8-K/A on November 2, 2009 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

By:	/s/ Peter J. Langecker
Peter J. Langecker, M.D., Ph.D.
Interim Chief Executive Officer

Date: November 10, 2009

By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

Date: November 10, 2009