Form 10-K
period 2009-12-31
OXIGENE INC
filed 2010-03-16
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-21990

OXiGENE, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3679168 (I.R.S. Employer Identification No.)
701 Gateway Boulevard, Suite 210 South San Francisco, CA (Address of principal executive offices)	94080 (Zip Code)

Registrant’s telephone number, including area code: (650) 635-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share Common Stock Purchase Rights	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2009 was $59,019,000.

As of March 8, 2010, the aggregate number of outstanding shares of common stock of the registrant was 62,948,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

INTRODUCTION

OXiGENE is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. OXiGENE’s primary focus is the development of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT, our lead candidate, in human clinical trials, and the drug candidate has generally been observed to be well-tolerated. The mailing address of OXiGENE’s principal executive offices is 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 and the telephone number is (650) 635-7000.

ZYBRESTAT for Oncology

FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase II study with ZYBRESTAT in non-small cell lung cancer

OXiGENE is currently evaluating ZYBRESTAT in a 60-patient, randomized, controlled Phase II clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic drug, bevacizumab, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. The Company believes this study, if successful, will provide support for initiating discussions with the U.S. Food and Drug Administration or FDA for a pivotal registration program with ZYBRESTAT in NSCLC; and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act via vascular endothelial growth factor, or VEGF, pathway inhibition.

On November 17, 2009, OXiGENE reported interim safety data from the FALCON study for the first 30 patients treated in this study. The data from this planned interim safety analysis indicated that the combination of ZYBRESTAT with carboplatin and paclitaxel plus bevacizumab appeared to be well-tolerated, and that there were no significant overlapping toxicities with bevacizumab. Five of the six patient deaths due to disease progression during the evaluation period occurred in the control arm of the study. The data were presented in a poster by a principal investigator for the Phase 2 trial at the 2009 AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics conference. A further analysis of the efficacy and tolerability of this combination is expected to be presented at the 2010 annual meeting of the American Society of Clinical Oncology, or ASCO, scheduled for June 4-8, 2010 in Chicago, Illinois.

FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)

In 2007, OXiGENE initiated a study in which ZYBRESTAT would be evaluated in a 180-patient, Phase 2/3 study, which we refers to as the FACT trial, as a potential treatment for anaplastic thyroid cancer, or ATC, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. The primary endpoint for the FACT trial is overall survival. In the FACT trial, patients were randomized either to the treatment arm of the study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they receive only carboplatin and paclitaxel.

In February 2010, due to financial considerations, the Company decided to stop further enrollment in the Phase 2/3 FACT clinical trial in ATC, but will continue to treat and follow all patients who are currently enrolled. An event-driven survival analysis is anticipated in late 2010 or in early 2011.

The FDA granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. These designations would not be affected by the halted enrollment in the Phase2/3 study.

In 2007, OXiGENE completed a Special Protocol Assessment, or SPA, process with the FDA, for this Phase 2/3 study. The FDA has been informed that enrollment in this study was halted and that the company expected that the SPA would no longer be applicable. Any utility of the truncated Phase 2/3 study for regulatory purposes would have to be negotiated with FDA once study outcomes, and in particular overall survival data, are available.

Phase II trial with ZYBRESTAT in platinum-resistant ovarian cancer

On June 1, 2009, results from a Phase II trial with ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, in recurrent, platinum-resistant ovarian cancer, were presented at ASCO. OXiGENE believes the results of this study support further development of ZYBRESTAT in ovarian cancer and is considering options for undertaking further randomized, controlled studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group and support by the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute.

OXiGENE believes that, if successful, the ongoing ZYBRESTAT study program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

•	aggressive and difficult-to-treat malignancies;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	use in combination with commonly used anti-angiogenic drugs, such as bevacizumab, that act via VEGF pathway inhibition, in various solid tumor indications.

OXiGENE believes these areas for potential further development collectively represent a significant unmet medical need and thus a significant potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.

In addition, based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal BLOOD, as well as preclinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), the Company believes that ZYBRESTAT and its other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies or “liquid tumors,” such as acute leukemias and lymphomas.

OXi4503, a unique, second generation VDA for oncology indications

OXiGENE is currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types. OXiGENE believes that OXi4503 is differentiated from other VDAs by its dual-action activity. The Company’s data indicates that in addition to having potent vascular disrupting effects, OXi4503 is unique in that it can be metabolized by oxidative enzymes to an orthoquinone chemical species that has direct tumor cell killing effects. OXiGENE believes this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, OXiGENE believes that OXi4503 may have enhanced activity in tumor types with relatively high levels of oxidative enzymes that can facilitate the metabolism of the active OXi4503 VDA to kill tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and myeloid leukemia. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

OXiGENE has completed a Phase I clinical trial in patients with advanced solid tumors sponsored by Clinical Research United Kingdom; and is currently evaluating OXi4503 in an ongoing clinical trial in an

OXiGENE-sponsored Phase Ib trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. The Company intends to conduct an interim analysis of the latter trial in mid-2010, and future developments thereafter will depend on the outcome of this interim analysis. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. In December 2009 we filed a U.S. IND for OXi4503. The Company anticipates initiating an additional Phase I study of OXi4503 in a leukemic indication during 2010, subject to available resources.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, OXiGENE is undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. OXiGENE believes that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.

In June 2009, OXiGENE initiated a randomized, double-masked, placebo-controlled Phase II proof-of-mechanism trial, which the Company refers to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. The main clinical indication in this disease is a form of polyps formed in the retina of patients which are made up of vessels that have properties very similar to tumor vasculature. The effect of ZYBRESTAT on the polyps is being visualized and documented as part of the study. In parallel with the FAVOR trial, OXiGENE is currently conducting preclinical toxicology and efficacy studies with ZYBRESTAT, administered via topical ophthalmological formulations. The Company expects to conduct an interim analysis of the FAVOR study in the first half of 2010. Further development of this program will depend on the outcome of the interim analysis and review by experts in the field as well as OXiGENE’s management.

OXiGENE believes the architecture of the abnormal vasculature in the retina and choroid that contributes to PCV patients’ loss of vision may be particularly susceptible to treatment with a VDA such as ZYBRESTAT. OXiGENE believes that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program are to:

•	determine the therapeutic utility of ZYBRESTAT in PCV, visualize the effect of ZYBRESTAT on the vasculature of the polyps associated with PCV;

•	determine blood concentrations of drug required for activity in humans and thereby estimate, with the benefit of preclinical data, an appropriate dose of topically-administered ZYBRESTAT to be evaluated in subsequent human clinical studies; and

•	further evaluate the feasibility of developing a topical formulation of ZYBRESTAT for ophthalmological indications.

To date, OXiGENE has completed preclinical experiments demonstrating that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. OXiGENE has also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that we believe should be more than sufficient for therapeutic activity. Finally, OXiGENE has completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.

Based on results of its preclinical trials, OXiGENE believes that a topically-applied formulation of ZYBRESTAT (e.g., an eye-drop or other topical formulation) is feasible and may have clinical utility in the treatment of patients with a variety of ophthalmological diseases and conditions, such as PCV, age-related macular degeneration, diabetic retinopathy and neovascular glaucoma, all of which are characterized by abnormal blood vessel growth and associated loss of vision. In addition to having potential utility for treating ocular diseases and conditions that affect tissues in the back of the eye, OXiGENE believes that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions characterized by abnormal neovascularization that affect tissues in the front of the eye, such as the cornea and iris.

Although several anti-angiogenic therapeutics have been approved and are marketed for ophthalmological indications in which patients are experiencing active disease, the requirement that these therapeutics be injected directly into the eye on a repeated basis is a significant limitation for some patients and may result in serious side-effects. OXiGENE believes that a topical formulation of ZYBRESTAT may:

•	decrease the requirement for or possibly even replace the use of medications injected into the eye;

•	have utility for treating patients with newly developed and/or less severe forms of neovascular ophthalmological diseases and conditions, which could potentially prevent these patients from developing active and/or severe forms of the disease that result in vision loss; and

•	have utility in patients with neovascular ophthalmological diseases and conditions that do not respond well to treatment with currently available therapeutics.

OXiGENE’s Development Programs and Product Candidates

The following table outlines the ongoing, recently completed and planned clinical development programs for OXiGENE’s current product candidates:

ZYBRESTAT for Oncology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

AnaplasticThyroid Cancer (ATC)	FACT Trial - Phase II/III Randomized, Controlled Pivotal Registration Study (n=180) Enrollment terminated at 78 patients in Jan 2010)	carboplatin + paclitaxel ± ZYBRESTAT	OXiGENE	Enrollment Discontinued; Patients to be treated until study termination.
1st-line Non-small Cell Lung Cancer (NSCLC)	FALCON Trial - Phase II Randomized, Controlled Study (n=60)	carboplatin + paclitaxel + bevacizumab ± ZYBRESTAT	OXiGENE	Enrolling
Platinum-resistant Ovarian Cancer	Phase II Simon Two-Stage Design Study (n=44)	ZYBRESTAT + carboplatin + paclitaxel	Cancer Research UK	Complete

OXi4503 for Oncology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

Refractory Solid Tumors	Phase I Dose-Escalation Study	OXi4503	Cancer Research UK	Enrolling
Hepatic Tumors	Phase Ib Dose-Ranging Study (n=18 in Phase Ib portion)	OXi4503	OXiGENE	Enrolling
Additional Oncology Indication	PhaseIDose-Escalation Study	OXi4503	OXiGENE	Planned for 2010

ZYBRESTAT for Ophthalmology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

Proof-of-mechanism Study in Polypoidal Choroidal Vasculopathy (PCV)	Phase II Randomized, Double-Masked, Placebo-controlled, Single-dose Study (n=40)	ZYBRESTAT (intravenous-route)	OXiGENE	Enrolling

Collaborations and Recent Developments

Symphony Transaction

In October 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40 million in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. In connection with the collaboration, OXiGENE granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503. As part of this transaction, OXiGENE maintained the exclusive purchase option, but not the obligation, to purchase all of the equity of Symphony ViDA (Purchase Option) at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in Symphony ViDA, less certain amounts.

Under the collaboration, OXiGENE entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Symphony ViDA Holdings LLC (Holdings) and related entities, including a Purchase Option Agreement, a Research and Development Agreement, a Technology License Agreement and an Additional Funding Agreement. In addition, OXiGENE entered into a series of related agreements with Holdings, including a Stock and Warrant Purchase Agreement and a Registration Rights Agreement.

Pursuant to these agreements, Holdings formed and capitalized Symphony ViDA in order (a) to hold certain intellectual property related to the programs which were exclusively licensed to Symphony ViDA under the Technology License Agreement and (b) to fund commitments of up to $25 million. The funding was intended to support preclinical and clinical development by OXiGENE, on behalf of Symphony ViDA, of the programs.

OXiGENE issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 13,513,514 shares of its common stock and warrants at a price of $1.11 per share, which was the closing price of its common stock on the NASDAQ Global Market on September 30, 2008, the day before OXiGENE entered into the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, OXiGENE issued to Holdings an aggregate of 3,603,604 shares of OXiGENE’s common stock with a fair value of $4 million as consideration for the Purchase Option.

On July 2, 2009, OXiGENE, Holdings and Symphony ViDA entered into a series of related agreements pursuant to which OXiGENE exercised the Purchase Option under terms set forth in an amended and restated purchase option agreement (the Amended Purchase Option Agreement), and OXiGENE and Holdings also entered into an amended and restated registration rights agreement.

OXiGENE closed on the amended Purchase Option on July 20, 2009 and issued 10 million shares of its common stock to Holdings at the closing in exchange for all of the equity of Symphony ViDA, subject to further adjustment under the rights described in the paragraph above. In addition, upon the closing of the Purchase Option, OXiGENE re-acquired all of the rights to the programs, and the approximately $12,400,000 in cash held by Symphony ViDA at the time of the closing became available for use for OXiGENE’s general corporate purposes.

The two members of OXiGENE’s Board of Directors appointed by Symphony Capital LLC, Mr. Mark Kessel and Dr. Alastair Wood, remain on the Board, and OXiGENE maintains its advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated.

Merger Agreement with VaxGen, Inc.

On February 4, 2010, the Company announced that at the special meeting of stockholders of OXiGENE held on February 3, 2010, the issuance of shares of its common stock pursuant to the merger agreement with VaxGen, Inc. previously announced by OXiGENE on October 14, 2009, and all other proposals were adopted. At the special meeting of stockholders of VaxGen, however, also held on February 3, 2010, the necessary majority of the outstanding shares of VaxGen common stock did not vote in favor of adoption of the proposed merger agreement with OXiGENE. The proposed merger between OXiGENE and VaxGen will, therefore, not take place. As previously announced, OXiGENE notified VaxGen of the termination of the merger agreement on February 12, 2010.

Company Background

OXiGENE is a corporation incorporated in 1988 in the State of New York and reincorporated in 1992 in the State of Delaware, with its principal corporate office in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). OXiGENE also has an office in the United Kingdom at Magdalen Centre, Robert Robinson Avenue, The Oxford Science Park, Oxford, OX4 4GA, as well as at 300 Bear Hill Road, Waltham, Massachusetts 02451. OXiGENE’s Internet address is www.OXiGENE.com. OXiGENE’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors” section of its website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on OXiGENE’s website does not form a part of this Annual Report.

VASCULAR DISRUPTING AGENTS: ANTI-VASCULAR THERAPEUTICS THAT ADDRESS A LARGE POTENTIAL MARKET OPPORTUNITY

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

Since 2004, multiple anti-angiogenic drugs (see table below) have been approved for a variety of cancer and ophthalmology indications, and development of approved anti-angiogenic drugs for new indications continues. Physician adoption of these first-generation anti-vascular drugs has been rapid and continues to accelerate.

OXiGENE believes that its VDA drug candidates are second-generation anti-vascular drugs that differ from and are complementary and non-competitive with anti-angiogenic agents. Similar to anti-angiogenic agents, OXiGENE’s VDA drug candidates are anti-vascular drugs that exert therapeutic effects by depriving tumors — and in the case of eye disease, ocular lesions — of blood supply. OXiGENE also believes that its

VDA therapeutics may be better tolerated than anti-angiogenic drugs and may potentially have utility in later-stage tumors that have become unresponsive to anti-angiogenic therapies.

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

In December 2007, OXiGENE completed a Phase Ib clinical trial to evaluate ZYBRESTAT in combination bevacizumab (an approved and widely-used anti-VEGF monoclonal antibody) in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in patients who had failed previous treatments and were in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, OXiGENE reported final data from the trial showing that the two-drug combination appeared to be well-tolerated with early signs of clinical efficacy (9 of 16 patients with stable disease responses with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

OXiGENE believes that these pre-clinical and clinical research results suggest combining VDA and anti-angiogenic therapies may be a compelling strategy to maximize the therapeutic potential of VDAs and anti-angiogenic drugs in the treatment of solid tumors. OXiGENE believes the potential ability to synergistically combine VDA drugs with anti-angiogenic therapeutics affords it a wide range of future development and commercialization options with its VDA drug candidates, including tumor types and treatment settings where anti-angiogenic drugs are commonly utilized, as well as those where anti-angiogenic agents are either poorly tolerated, ineffective, no longer effective, or not commonly utilized.

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

	1ST-Generation Anti-Vascular Drugs	2ND-Generation Anti-Vascular Drugs

	Anti-AngiogenicDrugs (bevacizumab, ranibizumab, sorafenib, sunitinib, pegaptanib, etc.)	OXiGENE VDA Drug Candidates (ZYBRESTAT, OXi4503)

Biological Effect	Prevent formation and growth of new blood vessels throughout the body	Selectively occlude and collapse pre-existing tumor vessels

Mechanism	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) Promiscuous for all angiogenesis	Intermittently and reversibly collapses the tubulin cytoskeleton vascular endothelial cells, causing vascular endothelial cells lining fragile and immature tumor vasculature to change shape, occlude and collapse tumor vessels

Selectively disrupts the endothelial cell junctional protein, VE-cadherin, in tumor vessels and other abnormal vessels

ZYBRESTAT half-life is approximately 4 hours

Selective for abnormal vasculature characteristic of tumors and ocular lesions

Rapidity of Effect	Weeks	Hours

Side Effects	Vascular and non-vascular side-effects, some of which are chronic in nature, e.g., chronic hypertension, wound-healing impairment, hemorrhage/ hemoptysis, gastrointestinal perforation, proteinuria/nephrotic syndrome, thromboembolic events, etc.	Transient and manageable, Typical of a “vascularly active” which are chronic in agent (e.g., transient and manageable hypertension)

Mostly non-overlapping with anti-angiogenics

Compare favorably with anti-angiogenics

OXiGENE believes its VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, so as to cause shape change of tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

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

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with ZYBRESTAT are typically transient and manageable. The most frequent ZYBRESTAT side-effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, ZYBRESTAT also exhibits cardiovascular effects, which in the majority of patients are mild and transient and transient in nature. Approximately 10-20% of patients treated with ZYBRESTAT experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurrence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by OXiGENE, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

  Preclinical Discovery Research

Under a sponsored research agreement with Baylor University, OXiGENE is pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner OXiGENE believes could be complementary with its VDA therapeutics. OXiGENE also believes that its hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

OXiGENE’s strategy is to develop innovative therapeutics for oncology and to leverage its drug candidates and technology in the field of ophthalmology. The principal focus of OXiGENE, in the foreseeable future, is to advance the clinical development of its drug candidates ZYBRESTAT and OXi4503 and to identify new pre-clinical candidates that are complementary to our VDAs. To advance its strategy, OXiGENE has established relationships with universities, research organizations and other institutions in these fields.

OXiGENE intends to broaden these relationships, rather than expand its in-house research and development staff. In general, these programs are created, developed and controlled by internal OXiGENE management. Currently, OXiGENE has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2009, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas;

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts;

•	University of Oxford, Oxford United Kingdom; and

•	University College London, London, United Kingdom.

OXiGENE has secured a technology license from Arizona State University (ASU). The ASU license is an exclusive, world-wide, royalty-bearing license with respect to the commercial rights to particular Combretastatins. Under the ASU license, OXiGENE has the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. OXiGENE bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, OXiGENE has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. Payments made to ASU to date have amounted to $2,500,000. The agreement is to terminate on December 31, 2014 or within two months of receipt of written notice of termination from OXiGENE.

OXiGENE also has a license from Baylor University. The Baylor license is an exclusive license to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. OXiGENE has the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that royalties will be paid by OXiGENE should sales be generated through use of Baylor’s compounds. OXiGENE is not required to pay Baylor for use of Baylor’s compounds aside from this royalty arrangement. OXiGENE is entitled to file, prosecute and maintain patent applications on products for which it has a license. OXiGENE had made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor.

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

U.S. Drug Development Process

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

•	completion of pre-clinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA inspections of clinical sites and GLP toxicology studies; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a pharmaceutical candidate is identified for development it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Pre-clinical testing continues even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

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

During the development of a new drug, sponsors may, under certain circumstances request a special protocol assessment, or SPA, from the FDA. For example, a sponsor may request an SPA of a protocol for a clinical trial that will form the primary basis of an efficacy claim in an NDA. The request, which must be made prior to commencing the trial, must include the proposed protocol and protocol-specific questions that the sponsor would like the FDA to answer regarding the protocol design, study goals and data analysis for the proposed investigation. After receiving the request, the FDA will consider whether the submission is appropriate for an SPA. If an SPA is appropriate, the FDA will base its assessment on the questions posed by the sponsor. Comments from the FDA review team are supposed to be sent to the sponsor within 45 calendar days of receipt of the request. The sponsor may request a meeting to discuss the comments and any remaining issues and uncertainties regarding the protocol. If the sponsor and the FDA reach agreement regarding the protocol, the agreement will be documented and made part of the administrative record. This agreement may not be changed by the sponsor or the FDA after the trial begins, except (1) with the written agreement of the sponsor and the FDA or (2) if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. IND Safety Reports must be submitted to the FDA, IRBs and the investigators for any adverse experience associated with the use of the drug that is both serious and unexpected and any finding from tests in animals that suggests a significant risk to human subjects. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will also inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

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

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicines produced by certain biotechnological processes such as genetic engineering, new chemical entities intended for the treatment of HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, or officially designated “orphan medicines’ and optional for those which are highly innovative. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states (Member States), as well as in the EEA/EFTA states Iceland, Liechtenstein and Norway. For drugs without approval in any Member State and that do not fall within the mandatory scope of the centralized procedure, the decentralized procedure provides for simultaneous approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payers will provide reimbursement for our products. However, these third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payers. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In late 2009, the House of Representatives and the Senate passed health reform bills that, if enacted into law, could, among other things, require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and a government health insurance option to compete with private plans and other expanded public health care measures. Other healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our product candidates, reduce medical procedure volumes and adversely affect our business. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our business, financial condition and results of operations.

The passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and includes a major expansion of the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers.

OXiGENE expects that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress is currently considering passing legislation that would lift the ban on federal negotiations. While OXiGENE cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on its business, financial condition and profitability.

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

PATENTS AND TRADE SECRETS

OXiGENE is able to protect its technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. As of January 31, 2010, OXiGENE was the exclusive licensee, sole assignee or co-assignee of thirty (30) granted United States patents, twenty-six (26) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. OXiGENE’s policy is to file United States and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. OXiGENE also intends to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. OXiGENE seeks protection, in part, through confidentiality and proprietary information agreements.

OXiGENE has exclusively licensed from the Arizona Board of Regents, a corporate body of the State of Arizona, acting for and on behalf of Arizona State University (ASU) certain US and international intellectual property rights to develop and commercialize combretastatins and combretastatin derivatives for a range of indications. Such patents expire between 2013 and 2021. We have exclusively licensed from Bristol Myers- Squibb certain US and international intellectual property rights drawn to certain amine salts of combretastatin A-4 phosphate, including the salt form currently being developed by us. The U.S. patents expire in December 2021. The license from Bristol Myers-Squibb includes extensive international protection of the licensed invention.

COMPETITION

The industry in which OXiGENE is engaged is characterized by rapidly evolving technology and intense competition. OXiGENE’s competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of OXiGENE. In addition, many of the small companies that compete with OXiGENE have also formed collaborative relationships with large, established companies to support research, development, clinical trials and commercialization of products that may be competitive with those of OXiGENE. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures or other collaborations.

OXiGENE is aware of a limited number of companies involved in the development of VDAs. Such companies include Novartis (in collaboration with Antisoma), Sanofi-Aventis, Myriad Pharmaceutical, Nereus and MediciNova, all of which have VDAs that management believes are at an earlier or similar stage of clinical development than OXiGENE’s lead drug candidate, ZYBRESTAT.

OXiGENE expects that, if any of its products gain regulatory approval for sale, they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. OXiGENE’s competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture its products.

EMPLOYEES

OXiGENE expects to continue to maintain a relatively small number of executives and other employees. OXiGENE relies on outsourcing much of its research, development, pre-clinical testing and clinical trial activity, although it maintains managerial and quality control over its clinical trials. As of December 31, 2009, OXiGENE had a total of 46 employees, including 42 full-time employees, of which 33 were engaged in research and development and monitoring of clinical trials. On February 11, 2010, OXiGENE announced that it was reducing it’s work force by 20 employees or approximately 49%. Of the 20 employees, 17 were engaged in research and development activities.

SCIENTIFIC ADVISORY BOARD AND CLINICAL TRIAL ADVISORY BOARD

OXiGENE’s Clinical Trial Advisory Board assesses and evaluates OXiGENE’s clinical trial program. The Scientific Advisory Board discusses and evaluates OXiGENE’s research and development projects. Members of the Clinical Trial Advisory Board and the Scientific Advisory Board are independent and have no involvement with OXiGENE other than serving on such boards. From time to time, however, the institutions or organizations these individuals are associated with may provide OXiGENE with services.

The members of OXiGENE’s Clinical Trial Advisory Board are:

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

The members of OXiGENE’s Scientific Advisory Board are:

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

Some members of the Scientific Advisory Board and the Clinical Trial Advisory Board receive cash compensation. Others have from time to time received, and are expected to continue to receive, options to purchase shares of common stock of OXiGENE. All members are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving on such boards.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies, the cost timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials.

Our cash position has become particularly acute in light of the termination of the VaxGen merger agreement, which occurred following the failure of the VaxGen stockholders to vote in favor of the merger. Following the termination of the VaxGen transaction, on February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. This restructuring includes a termination of further enrollment in our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and a reduction in our work force of approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our cash resources at that time. We cannot assure you that adequate funds will be available to continue the development of our product candidates past the third quarter of 2010.

We expect to incur a one-time charge in connection with the reduction of our work force of approximately $600,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force is expected to reduce the cash required to operate our business from the current level of between $7,000,000 and $8,000,000 per quarter to between $4,000,000 and $5,000,000 per quarter by the second half of 2010.

On March 11, 2010, we entered into a definitive agreement with certain institutional investors to sell 6,578,945 shares or our common stock and, separately, a series of warrants to purchase common stock in a private placement. The terms of the definitive agreement, including the anti-dilution and full-ratchet provisions, may make it difficult for us to raise additional capital consistent with prevailing market terms, if at all.

We expect cash on hand, including the capital raised in March 2010, to fund our operations through the third quarter of 2010,assuming that we achieve the planned cost reductions from our February 2010 restructuring. In order to remain a going concern beyond the third quarter of 2010, we will require significant funding. Additional funds to finance the operations of the company may not be available on terms that we deem acceptable, or at all.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since its inception and, as of December 31, 2009, had an accumulated deficit of approximately $183,930,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to its VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to license or otherwise market our products successfully. may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

Our committed equity financing facility with Kingsbridge may not be available to us. If we elect to make a draw down, we may be required to make additional “blackout” or other payments to Kingsbridge, which may result in dilution to our stockholders.

On February 19, 2008, we entered into a Committed Equity Financings Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The terms of the CEFF were amended in February 2010. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years from May 2008, shares of our common stock for cash consideration up to an aggregate of $40 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering the shares issuable to Kingsbridge under the CEFF for resale; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the registration statement registering the shares issuable to Kingsbridge under the CEFF for resale and prohibit Kingsbridge from selling shares under the prospectus. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, such sale will have a dilutive effect on the holdings of its current stockholders, and may result in downward pressure on the price of OXiGENE common stock. If OXiGENE draws down under the CEFF, it will issue shares to Kingsbridge at a discount of up to 14% from the volume weighted average price of its common stock. If OXiGENE draws down amounts under the CEFF when its share price is decreasing, it will need to issue more shares to raise the same amount than if its stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if OXiGENE’s share price was stable or increasing, and may further decrease OXiGENE’s share price.

In April 2009, we initiated an internal review of matters pertaining to our quality, vendor oversight and regulatory compliance systems, practices and procedures relating to the conduct of clinical trials sponsored by us. While we believe that the actions taken by us in connection with this review have substantially improved our systems, practices and procedures, we cannot assure you that these measures will fully prevent any future quality, vendor management or regulatory compliance issues.

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

Our Board of Directors established a committee of its members to manage the review process. The review primarily focused on matters relating to our ongoing FACT trial in anaplastic thyroid cancer, and included an evaluation of our systems, practices and procedures involving, among other things, the following matters:

•	selection and oversight of vendors to our clinical trial-related services;

•	maintenance and management of databases containing safety and other data from clinical trials, the timely reporting of any issues raised from the review of safety and other data to applicable regulatory authorities, institutional review boards and ethics committees, and data safety monitoring committees;

•	oversight of the monitoring of clinical trial sites by outside vendors and the review of and response to periodic monitoring reports;

•	training of clinical trial investigators and site personnel;

•	establishing adequate standard operating procedures, or SOPs, and internal staff training in such procedures to ensure appropriate adherence to applicable quality and compliance standards; and

•	allocation of resources to our Quality/Compliance Department.

With the assistance of an outside consulting firm, we have prepared and adopted a corrective actions/preventive actions plan, or CAPA, which is designed to remedy and avoid the recurrence of matters noted during the internal review. Pursuant to the CAPA, we are implementing a number of operational changes, particularly as they relate to vendor qualification and oversight, management of clinical trial and safety databases, review and reporting of safety data, and personnel training. In parallel with these operational changes, we recruited a new Chief Development Officer, who later became our Chief Executive Officer, to oversee our drug development programs.

While we believe that the actions we have taken in response to the internal review have collectively resulted in substantially improved quality, vendor oversight, and regulatory compliance systems, practices and procedures, we cannot assure you that matters similar or related to those that prompted the review will not recur, or that applicable regulatory authorities, institutional review boards or ethics committees would find the actions taken by it in response to the internal review to have been sufficient. If applicable regulatory authorities were to find our quality controls or other regulatory compliance systems to be insufficient, they could take a range of actions, including but not limited to placing one or more of our clinical trials on clinical hold, requiring us to redo one or more of our clinical trials, or requiring additional clinical trials prior to approval of any of our product candidates. Similarly, if institutional review boards or ethics committees associated with our clinical trial sites were to find our quality systems, practices, and procedures to be insufficient, they could take a range of actions, including suspending participation in our clinical trials at their sites. In addition, we could decide on our own to take any of these actions, if either our management or a data safety monitoring committee concluded that such steps were necessary in order to protect the safety of subjects in trials involving our product candidates, the integrity of the data generated by those trials, or otherwise.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. We may make incorrect determinations. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would be devoted to our internal programs. We cannot assure you that any resources that we devote to acquired or in-licensed programs will result in any products that are superior to our internally developed products.

Our product candidates have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in an early stage of development. In order to achieve profitable operations, we alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to-date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in its clinical trials that will cause delay, suspend or terminate those clinical trials. Further, our research or product development efforts or those of our collaborative partners may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

We depend heavily on our executive officers, directors, and principal consultants and the loss of their services would materially harm its business.

We believe that our success depends, and will likely continue to depend, upon its ability to retain the services of our current executive officers, directors, principal consultants and others. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that it may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. In February 2010, we affected a restructuring plan designed to focus the Company’s resources on its highest-value clinical assets and reduce its cash utilization. This restructuring included a reduction in its work force of approximately 49% (20 employees). This reduction in work force will further challenge our ability to effectively manage all aspects of our business operations.

Our industry is highly competitive, and its products may become technologically obsolete.

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

We have licensed in rights to ZYBRESTAT, OXi4503 and other programs from third parties. If our license agreements terminate, we may lose the licensed rights to its product candidates, including ZYBRESTAT and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third parties for certain intellectual property rights relating to its product candidates, including patent rights. Currently, we have licensed in patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for ZYBRESTAT and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain its rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under its material agreements with them, if disputes arise under any of our in-licenses, including its in-licenses from ASU and the Bristol-Myers Squibb Company, and Baylor University, we could lose our rights under these agreements. Any such disputes may or may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and its other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

To date, our principal product candidates have been based on certain previously known compounds. We anticipate that the products we develop in the future may include or be based on the same or other compounds owned or produced by unaffiliated parties, as well as synthetic compounds we may discover. Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discovers for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our effort, although those processes, as such, may not be patentable. In addition, the issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of January 31, 2010, we were the exclusive licensee, sole assignee or co-assignee of thirty (30) granted United States patents, twenty-six (26) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which it holds licenses or in bringing suit to protect its own patents against infringement.

We require employees, Scientific Advisory Board members, Clinical Trial Advisory Board members, and the institutions that perform its preclinical and clinical trials to enter into confidentiality agreements with it. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize its product candidates.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, and we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials are conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and corresponding foreign regulatory authorities require us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

Our products may result in product liability exposure, and it is uncertain whether our insurance coverage will be sufficient to cover all claims.

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

We have no manufacturing capacity, and have relied and expect to continue to rely on third-party manufacturers to produce its product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of its product candidates or any of the compounds that it is testing in its preclinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and it expects to rely in the future, on third-party manufacturers to supply its product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if our manufactured product candidates or products itself, including:

•	reliance on the third party for manufacturing process development, regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third party;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on our own business priorities, at a time that is costly or inconvenient for us.

If we do not maintain our developed important manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities which could delay or impair its ability to obtain regulatory approval for its products and substantially increase its costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to it, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and foreign regulatory authorities.

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current good manufacturing practices, or cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and its ability to develop its product candidates and market its products after approval.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.

Our restated certificate of incorporation, our amended and restated by-laws, our stockholder rights agreement and Delaware law could deter a change of our management which could discourage or delay offers to acquire it.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or the best interests of us. Further, the rights issued under the stockholder rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by its Board of Directors.

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

Upon the marketing approval of any one or more of our products, if at all, sales of its products will depend significantly on the extent to which reimbursement for its products and related treatments will be available from government health programs, private health insurers and other third-party payers. Third-party payers and governmental health programs are increasingly attempting to limit and/or regulate the price of medical products and services. The MMA, as well as other changes in governmental or in private third-party payers’ reimbursement policies, may reduce or eliminate any currently expected reimbursement. Decreases in third-party reimbursement for our products could reduce physician usage of the product and have a material adverse effect on our product sales, results of operations and financial condition.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payers, it is not clear what, if any, effect the research will have on the sales of our products if any such product or the condition that it is intended to treat is the subject of a study. Decreases in third-party reimbursement for our products or a decision by a third-party payer to not cover its products could reduce physician usage of the product and have a material adverse effect on its product sales, results of operations and financial condition.

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond its control.

The market price of our common stock has been, and likely will continue to be highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on its results of operations and on the market price of our common stock. We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of its common stock in the public market. On March 11, 2010, we entered into a definitive agreement with certain institutional investors to sell 6,578,945 shares or our common stock and, separately, a series of warrants to purchase common stock in a private placement. The terms of the definitive agreement, including the anti-dilution and full-ratchet provisions, may make it difficult for us to raise additional capital consistent with prevailing market terms, if at all. Substantially all of the shares of our common stock issuable upon exercise of outstanding options have been registered for sale and may be sold from time to time hereafter. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of our common stock. The price and liquidity of our common stock may also be significantly affected by trading activity and market factors related to the NASDAQ and Stockholm Stock Exchange markets, which factors and the resulting effects may differ between those markets. In order to remain in good standing with both the NASDAQ Global Market and NASDAQ OMX, we must meet the continued listing requirements of these exchanges, which include minimum stockholders’ equity, market value of listed securities or total assets and revenue and minimum bid price of our common stock, among others. There can be no assurance that we will continue to meet the ongoing listing requirements and that our common stock will remain eligible to be traded on these exchanges. Should we determine that continuing to be listed on both exchanges is not the most effective strategy for having our common stock traded and elect to be removed from such listing, there can be no assurance that such action will not have an adverse affect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California. In November 2008, OXiGENE executed a lease for 7,038 square feet (Suite 210) of office space located in South San Francisco, California. OXiGENE agreed to lease an additional 5,275 square feet (Suite 270) of office space in the same building beginning in the first quarter of 2009. The lease agreement is for an estimated 52 months. In April 2009, OXiGENE executed a lease for 3,891 square feet of office space located in Waltham, Massachusetts. The lease is for a period of two years commencing on June 1, 2009. Annual rent payments under the lease will be $73,929 and $77,820 in the first and second years, respectively. OXiGENE continues to pay rent on its former headquarters location in Watertown, Massachusetts which it has sublet through the end of the primary lease term which expires in November 2010. In September 2005, OXiGENE executed a lease for approximately 600 square feet of office space in the Oxford Science Park, Oxford, United Kingdom on a month to month basis. The Oxford facility primarily houses research and development personnel.

ITEM 3.	LEGAL PROCEEDINGS

Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against VaxGen, members of the VaxGen board of directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo. The actions, first served on VaxGen on November 4, 2009, styled Jensen v. Panek et al., William Ming v. VaxGen, Inc. et al. and Lisa Hawes v. VaxGen, Inc. et al., allege, among other things, that the members of the VaxGen board of directors violated their fiduciary duties by failing to maximize value for VaxGen’s stockholders when negotiating and entering into the merger agreement between OXiGENE and VaxGen. The lawsuits were consolidated into one class action suit on January 13, 2010. The complaints also allege that OXiGENE and VaxGen aided and abetted those purported breaches. In light of the termination of the merger agreement, OXiGENE expects this lawsuit to be dismissed in due course.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low

First Quarter	$0.89	$0.52	$2.55	$1.71
Second Quarter	$2.78	$0.71	$1.98	$1.14
Third Quarter	$2.37	$1.31	$1.58	$1.05
Fourth Quarter	$1.70	$1.01	$1.63	$0.60

On March 8, 2010, the closing price of the Company’s common stock on the NASDAQ Global Market was $1.21 per share.

As of March 8, 2010, there were approximately 87 stockholders of record of the approximately 62,948,000 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2009 Annual Meeting of Stockholders, that there are approximately 11,000 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2009. The selected financial data for each of the five years in the period ended December 31, 2009 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts In thousands except per share amounts)

STATEMENT OF OPERATIONS DATA:
License revenue	$—	$12	$12	$—	$1
Operating costs and expenses:
Research and development	22,256	18,995	14,511	11,213	7,253
General and administrative	8,900	6,957	7,774	6,703	5,796

Total operating costs and expenses	31,156	25,952	22,285	17,916	13,049

Operating loss	(31,156)	(25,940)	(22,273)	(17,916)	(13,048)
Change in fair value of warrants	2,166	3,335	—	—	—
Investment income	110	618	1,955	2,502	1,135
Other income (expense), net	(63)	66	(71)	(43)	4

Consolidated net loss	(28,943)	(21,921)	(20,389)	(15,457)	(11,909)

Loss attributed to noncontrolling interest	(4,215)	(520)	—	—	—
Net loss attributed to OXiGENE, Inc.	(24,728)	(21,401)	(20,389)	(15,457)	(11,909)

Excess purchase price over carrying value of noncontrolling interest acqueired in Symphony ViDA, Inc.	$(10,383)	$—	$—	$—	$—

Net loss applicable to common stock	$(35,111)	$(21,401)	$(20,389)	$(15,457)	$(11,909)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.66)	$(0.70)	$(0.73)	$(0.56)	$(0.61)
Weighted average number of common shares outstanding	53,414	30,653	27,931	27,626	19,664

	As of December 31,
	2009	2008	2007	2006	2005

BALANCE SHEET DATA:
Cash, restricted cash and equivalents and available-for-sale securities	$14,072	$18,918	$28,438	$45,839	$58,855
Marketable securities held by Symphony ViDA, Inc., restricted	—	14,663	—	—	—
Working capital	6,356	28,320	23,880	42,083	52,667
Total assets	15,617	35,031	30,064	47,642	60,268
Total liabilities	9,818	6,292	5,207	4,222	3,734
Accumulated deficit	(183,930)	(159,202)	(137,801)	(117,412)	(101,955)
Noncontrolling Interest	—	9,432	—	—	—
Total stockholders’ equity	$5,799	$28,739	$24,857	$43,420	$56,534

The amount related to loss attributed to non controlling interest in Symphony ViDA, Inc. represents the loss for the Symphony ViDA, Inc. entity from its inception in October 2008 through the acquisition of the ViDA in July 2009. The investments reported as held by Symphony ViDA, Inc. represented the fair value of amounts held by Symphony ViDA, Inc. and were included in the acquisition.

Prior year amounts have been reclassified to conform to current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses. For the years ended December 31, 2008 and 2007, approximately $561,000 and $381,000, respectively, were reclassified to Research and Development expenses.

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

OVERVIEW

We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated. Our mailing address of our principal executive offices is 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 and the telephone number is (650) 635-7000.

ZYBRESTAT for Oncology

FALCON trial — randomized, controlled Phase II study with ZYBRESTAT in non-small cell lung cancer

We are currently evaluating ZYBRESTAT in a 60-patient, randomized, controlled Phase II clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic drug, bevacizumab, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe this study, if successful, will provide support for initiating discussions with the U.S. Food and Drug administration or FDA for a pivotal registration study with ZYBRESTAT in NSCLC; and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act via vascular endothelial growth factor, or VEGF, pathway inhibition.

On November 17, 2009, we reported interim safety data from the FALCON study for the first 30 patients treated in this study. The data from this planned interim safety analysis indicated that the combination of ZYBRESTAT with carboplatin and paclitaxel plus bevacizumab appeared to be well-tolerated, and that there were no significant overlapping toxicities with bevacizumab. Five of the six patient deaths due to disease progression during the evaluation period and occurred in the control arm of the study. The data was presented in a poster by a principal investigator for the Phase 2 trial at the 2009 AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics conference. A further analysis of the efficacy and tolerability of this combination is expected to be presented at the 2010 annual meeting of the American Society of Clinical Oncology, or ASCO, scheduled for June 4-8, 2010 in Chicago, Illinois.

FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)

In 2007, we initiated a study in which ZYBRESTAT would be evaluated in a 180-patient, Phase 2/3 study, which we refer to as the FACT trial, as a potential treatment for anaplastic thyroid cancer, or ATC, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. The primary endpoint for the FACT trial is overall survival. In the FACT trial, patients are randomized either to the treatment arm of the study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they receive only carboplatin and paclitaxel.

In February 2010, due to financial considerations, we decided to stop further enrollment in the Phase 2/3 FACT clinical trial in ATC, but will continue to treat and follow all patients who are currently enrolled. An event-driven survival analysis is anticipated in late 2010 or early 2011.

The FDA granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. These designations would not be affected by the halted enrollment in the Phase 2/3 study.

In 2007, we completed a Special Protocol Assessment, or SPA, process with the U.S. Food and Drug Administration, or FDA, for this Phase 2/3 study. The FDA has been informed that enrollment in this study was halted and that the company expected that the SPA would not longer be applicable. Any utility of the truncated Phase 2/3 study for regulatory purposes would have to be negotiated with the FDA once study outcomes, and in particular overall survival data, are available.

Phase II trial with ZYBRESTAT in platinum-resistant ovarian cancer

On June 1, 2009, results from a Phase II trial with ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, in recurrent, platinum-resistant ovarian cancer, were presented at ASCO. We believe the results of this study support further development of ZYBRESTAT in ovarian cancer and we are considering options for undertaking further randomized, controlled studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group and support by the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute.

We believe that, if successful, the ongoing ZYBRESTAT study program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

•	aggressive and difficult-to-treat malignancies;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	use in combination with commonly used anti-angiogenic drugs, such as bevacizumab, that act via VEGF pathway inhibition, in various solid tumor indications.

We believe these areas for potential further development collectively represent a sifnificant unmet medical need and thus a significant potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.

In addition, based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal BLOOD, as well as preclinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and its other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies or “liquid tumors,” such as acute myeloid leukemia.

OXi4503, a unique, second generation VDA for oncology indications

We are currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. Our data indicates that in addition to having potent vascular disrupting effects, OXi4503 is unique in that it can be metabolized by oxidative enzymes to an orthoquinone chemical species that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of oxidative enzymes that can facilitate the metabolism of the active OXi4503 VDA to kill tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and myeloid leukemia. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

We have completed a Phase I clinical trial in patients with advanced solid tumors sponsored by Clinical Research United Kingdom; and we are currently evaluating OXi4503 in an ongoing clinical trial sponsored by us in a Phase Ib trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. We intend to conduct an interim analysis of the latter trial in mid-2010, and future developments thereafter will depend on the outcome of this interim analysis. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. In December 2009 we filed a U.S. IND for OXi4503. We anticipate initiating an additional Phase I study of OXi4503 in a leukemic indication during 2010, subject to available resources.

ZYBRESTAT for Ophthalmology

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

In June 2009, we initiated a randomized, double-masked, placebo-controlled Phase II proof-of-mechanism trial, which we refer to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. The main clinical indication in this disease is a form of polyps formed in the retina of patients which are made up of vessels that have properties very similar to tumor vasculature. The effect of ZYBRESTAT on the polyps is being visualized and documented as part of the study. In parallel with the FAVOR trial, we are currently conducting preclinical toxicology and efficacy studies with ZYBRESTAT, administered via topical ophthalmological formulations. The FAVOR study will continue with an expected interim analysis in the first half of 2010. Further development of this program will depend on the outcome of the interim analysis and review experts in the field as well as by our management.

We believe the architecture of the abnormal vasculature in the retina and choroid that contributes to PCV patients’ loss of vision may be particularly susceptible to treatment with a VDA such as ZYBRESTAT. We believe that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved treatment for such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program are to:

•	determine the therapeutic utility of ZYBRESTAT in PCV, visualize the effect of ZYBRESTAT on the vasculature of the polyps associated with PCV;

•	determine blood concentrations of drug required for activity in humans and thereby estimate, with the benefit of preclinical data, an appropriate dose of topically-administered ZYBRESTAT to be evaluated in subsequent human clinical studies; and

•	further evaluate the feasibility of and reduce the risk associated with developing a topical formulation of ZYBRESTAT for ophthalmological indications.

To date, we have completed preclinical experiments demonstrating that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. We have also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that we believe should be more than sufficient for therapeutic activity. Finally, we have completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase II study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.

Based on results of its preclinical trials, we believe that a topically-applied formulation of ZYBRESTAT (e.g., an eye-drop or other topical formulation) is feasible and may have clinical utility in the treatment of patients with a variety of ophthalmological diseases and conditions, such as PCV, age-related macular degeneration, diabetic retinopathy and neovascular glaucoma, all of which are characterized by abnormal blood vessel growth and associated loss of vision. In addition to having potential utility for treating ocular diseases and conditions that affect tissues in the back of the eye, we believe that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions characterized by abnormal neovascularization that affect tissues in the front of the eye, such as the cornea and iris.

Although several anti-angiogenic therapeutics have been approved and are marketed for ophthalmological indications in which patients are experiencing active disease, the requirement that these therapeutics be injected directly into the eye on a repeated basis is a significant limitation for some patients and may result in serious side-effects. We believe that a topical formulation of ZYBRESTAT may:

•	decrease the requirement for or possibly even replace the use of medications injected into the eye;

•	have utility for treating patients with newly developed and/or less severe forms of neovascular ophthalmological diseases and conditions, which could potentially prevent these patients from developing active and/or severe forms of the disease that result in vision loss; and

•	have utility in patients with neovascular ophthalmological diseases and conditions that do not respond well to treatment with currently available therapeutics.

Financial Resources

We have generated a cumulative net loss of approximately $183,930,000 for the period from our inception through December 31, 2009. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income.

As of December 31, 2009, we had approximately $14,072,000 in cash, restricted cash and cash equivalents. During our fiscal 2009, we primarily invested in obligations issued by U.S. treasury and federal agencies, obligations of commercial banks and commercial paper. In fiscal 2010, we plan to continue to employ a conservative investment strategy.

On March 11, 2010 we entered into a definitive agreement with certain institutional investors to sell 6,578,945 shares of our Common Stock and, separately, a series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. Existing cash plus the addition of this capital is expected to support our operations through the third quarter of 2010, assuming that we achieve the planned cost reductions from our February 2010 restructuring.

We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. However, there can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. Royalties or other revenue generated by us from commercial sales of our potential products are not expected for several years, if at all.

Including the capital raised in March 2010, our cash position has become particularly acute in light of the termination of the VaxGen merger agreement, which occurred following the failure of the VaxGen stockholders to vote in favor of the merger. Following the termination of the VaxGen transaction, on February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. This restructuring includes a plan to stop further enrollment our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and a reduction in our work force of approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of our ongoing clinical studies and our cash resources at that time.

We expect to incur a one-time charge in connection with the reduction of its work force of approximately $600,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force is expected to reduce the cash required to operate our business from the current level of between $7,000,000 and $8,000,000 per quarter to between $4,000,000 and $5,000,000 per quarter by the second half of 2010.

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

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities. Pursuant to these agreements, Holdings formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for opthalmology and OXi4503, which were exclusively licensed to ViDA under a Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding was planned to support pre-clinical and clinical development conducted by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

On July 2, 2009, we entered into a series of related agreements with Holdings and ViDA pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, we also entered into, with Holdings, an amended and restated registration rights agreement.

Under the Amended Purchase Option Agreement, we issued 10,000,000 newly-issued shares of our common stock in exchange for all of the equity of ViDA. We re-acquired all of the rights to the ZYBRESTAT for ophthalmology and OXi4503 programs that had been licensed to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to us. After exercising the purchase option, ViDA became our wholly-owned subsidiary and ceased being a variable interest entity.

We recorded the acquisition of ViDA as a capital transaction and the $10,383,000 excess of the fair market value of the common stock issued by us ($15,600,000) over the carrying value of the non-controlling interest ($5,217,000) is reflected directly in equity as a reduction to Additional paid-in capital. As a result, the non-controlling interest balance was eliminated. The reduction to Additional paid-in capital was also presented as an increase in the loss applicable to common stock within the calculation of basic and diluted earnings per share.

In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, which was subsequently amended in February 2010. Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period which ends May 15, 2012. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.75 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions.

The purchase price of these shares is discounted between 5 to 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of our stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, in 2008, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. As of December 31, 2009, there remain a total of 5,073,435 shares available for sale under the CEFF.

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

Initial Symphony Transaction

On October 1, 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. a private-equity firm that agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, we entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities, including the following:

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

Pursuant to these agreements, Holdings had formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of our product candidates, ZYBRESTAT for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding supported pre-clinical and clinical development by us, on behalf of ViDA, for the programs. Under certain circumstances, we could have been required, under the Additioanl Funding Agreement, to commit up to $15,000,000 to ViDA. Our requirement for additional funding was to be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that we may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

Pursuant to the agreements, we continued to be primarily responsible for all pre-clinical and clinical development efforts as well as maintenance of the intellectual property portfolio for the programs. OXiGENE and ViDA established a development committee to oversee the Programs. We participated in the development committee and had the right to appoint one of the five directors of ViDA. The Purchase Option Agreement provided for the exclusive right, but not the obligation, for us to repurchase both the Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. If we did not exercise its exclusive right with respect to the purchase of the Programs licensed under the agreement with ViDA, rights to the Programs at the end of the development period would have remained with ViDA. In consideration for the Purchase Option, we issued to Holdings 3,603,604 shares of its common stock and paid approximately $1,750,000 for structuring fees and related expenses to Symphony.

Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement

On July 2, 2009, Holdings and ViDA entered into a series of related agreements with us pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, Holdings and us also entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement” and together with the Amended and Restated Purchase Option Agreement, the “Transaction Documents”).

Under the Amended Purchase Option Agreement, we issued 10,000,000 newly-issued shares of our common stock in exchange for all of the equity of ViDA, which included further consideration for additional securities issued in connection with the Registered Direct Offering. We re-acquired all of the rights to the Programs that had been licensed in 2008 to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to us. After exercising the purchase option, ViDA became a wholly-owned subsidiary of ours and ceased being a Variable Interest Entity (VIE), see further discussion below.

We recorded the acquisition of ViDA as a capital transaction and the $10,383,000 excess of the fair market value of the common shares issued by us ($15,600,000) over the carrying value of the noncontrolling interest ($5,217,000) was reflected directly in equity as a reduction to Additional paid-in capital. As a result, the noncontrolling interest balance was eliminated. The reduction to Additional paid-in capital was also presented as an increase in the loss applicable to common stock within the calculation of basic and diluted earnings per share.

Under the Amended Purchase Option Agreement, in the event that we issued additional securities prior to January 20, 2010, Symphony had the right to receive additional securities from us. Symphony has already received additional consideration under the Amended Purchase Option agreement in connection with the Registered Direct Offering on July 20, 2009. Pursuant to those transactions, OXiGENE issued to Holdings 10,000,000 newly issued shares of our common stock in exchange for all of the equity of ViDA. These 10,000,000 shares included consideration to Holdings for the additional shares issued in the Registered Direct. Holdings’ right to receive further consideration, in the event that we issued additional securities expired on January 20, 2010. No further consideration was earned by Holdings under this right.

The two members of the Company’s Board of Directors appointed by Symphony, Mr. Mark Kessel and Dr. Alastair Wood, remain on the Board of Directors, and we maintain the advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated in connection with the execution of the Transaction Documents pursuant to the Termination Agreement dated July 2, 2009. The closing of the transaction occurred on July 20, 2009.

Consolidation of Variable Interest Entity (VIE)

We consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Symphony”), until July 20, 2009 when we acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. The funding supported pre-clinical and clinical development by us, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

A variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE should be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of accounting policy to a given arrangement requires significant management judgment.

We consolidated the financial position and results of operations of ViDA in accordance with proper accounting guidance. We believe ViDA was by design a VIE because we had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in our common stock, as a related party ViDA was a VIE of which we were the primary beneficiary. After we exercised the purchase option, ViDA became a wholly-owned subsidiary of ours and ceased being a VIE.

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, we adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810 Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, we reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when we entered into a strategic collaboration with Symphony, until July 20, 2009, when we acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming our wholly-owned subsidiary, the operating results of ViDA continued to be included in our consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests.

Losses incurred by ViDA, and attributable to Symphony, were charged to the noncontrolling interest. At December 31, 2008, the noncontrolling interest balance was $9,432,000. Losses charged to the noncontrolling interest in fiscal 2009 of $4,215,000 left the carrying balance of $5,217,000 which was eliminated with the acquisition. See “Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement” above.

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited

In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.

Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of our common stock or up to an aggregate of $40,000,000 during the period which ends May 15, 2012. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.75 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 to 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price our stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 250,000 shares of our common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. (See Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock, below.) As of December 31, 2009, there remain a total of 5,073,435 shares available for sale under the CEFF.

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock

In connection with the strategic collaboration with Symphony in October 2008 discussed above, we issued to Holdings, a warrant (the “Direct Investment Warrant”) to purchase 11,281,877 shares of our common stock at $1.11 per share, the closing price of our common stock on the NASDAQ Global Market on September 30, 2008, the day before the consummation of the Symphony transaction. The term of this warrant was ten years from the date of issuance or until October 17, 2018. This warrant was exercised on December 30, 2008 subsequent to the approval of issuance of common stock underlying the warrant by our stockholders at a special meeting of stockholders on December 9, 2008.

In addition, we agreed that should the development committee of ViDA determine that ViDA needs additional funding and that funding is provided by Holdings, we would issue to Holdings shares of our common stock having a value of up to $1,000,000 (the “Additional Investment Shares”) on the date of issuance. Because the closing price of our common stock as of the additional closing date was not determinable, the number of potential shares issuable to Holdings to satisfy this $1,000,000 Additional Investment Shares obligation would not be known and there was a possibility that the number of shares necessary to settle the Additional Investment Shares obligation would be greater than the number of shares that we had authorized.

In February 2008, we issued five-year warrants exercisable beginning in August 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility (“CEFF”). Through these warrants (the “CEFF Warrants”), Kingsbridge may purchase from us up to 250,000 shares of common stock with an exercise price of $2.74 per share. As of December 31, 2009, none of these warrants had been exercised.

Due to the indeterminable number of shares required to meet the Additional Investment Shares obligation, we determined that we may not have sufficient authorized shares to settle our outstanding financial instruments. Our policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. Accordingly, we accounted for the Direct Investment Warrant, Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. We began the treatment of these Derivative Instruments as liabilities (excluding the Direct Registration Warrants which, as discussed below, were not issued until July 2009) as of October 17, 2008, the initial funding and effective date of the Symphony transaction. Establishing the value of these Derivative Instruments is an inherently subjective process. The value of both the Direct Investment Warrant and the CEFF Warrant are determined using the Black-Scholes option model. The value of the Additional Investment Shares is determined by considering a number of factors, including among others, the probability and amount of the additional funding provided by Holdings, if any, the probability that we would provide the additional funding amount, and the timing of meeting the potential obligation. Differences in value from one measurement date to another were recorded as other income/expense in our statement of operations.

In October 2008, we recorded a $9,424,000 liability for the fair value of the Derivative Instruments. We remeasured the Derivative Instruments (excluding the Direct Registration Warrants which, as discussed below, were not issued until July 2009) as of December 31, 2008 resulting in a gain of $3,335,000 as a result of the change in fair value of the Direct Investment and the Kingsbridge CEFF warrants.

As of June 30, 2009, the Additional Investment Shares had a fair value of zero as a result of the Additional Funding Agreement being terminated by us through the Amended and Restated Purchase Option

Agreement executed on July 2, 2009. As a result of the Additional Investment Share obligation being terminated, the possibility that we may not have sufficient authorized shares to settle our outstanding financial instruments was eliminated. In fiscal year 2009, the change in fair value of the Additional Investment shares resulted in a non-cash gain of $444,000. As of July 20, 2009, we re-measured the fair value of the CEFF Warrants and reclassified the warrants to equity. In fiscal year 2009, the change in fair value of the CEFF Warrants resulted in a non-cash loss of $133,000.

Direct Registration Warrants

On July 20, 2009, we raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant (“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit (the “Units”). The short-term warrants are exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from our Phase II/III pivotal clinical trial regarding ZYBRESTAT as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason.

The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of our effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000. We determined that the Direct Registration Series I and II warrants should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance of $4,055,000 and are revalued at each subsequent reporting date. As of December 31, 2009 the warrants are valued at $2,200,000. The change in fair value between the issuance date and December 31, 2009 of $1,855,000 was recorded as a non-cash gain in the statement of operations.

Reclassifications

Prior year amounts have been reclassified to conform to current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses. For the years ended December 31, 2008 and 2007, approximately $561,000 and $381,000, respectively, were reclassified to Research and Development expenses.

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

Concentration of Credit Risk

We have no significant off balance sheet concentrations of credit risk. Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents. We hold our cash and cash equivalents at one financial institution.

Cash, Restricted Cash and Cash Equivalents

We consider all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. We have $140,000 that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Consolidated Balance Sheet.

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

Impairment of Long-lived Assets

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Management is required to perform an impairment analysis of its long-lived assets if triggering events occur. We review for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, we have determined that there is no impairment to this asset during the years ended up to and including December 31, 2009. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. We expense these payments to research and development in the period that payment becomes both probable and estimable.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. In the years ended December 31, 2009 and 2008, respectively, we granted options to purchase 1,454,000 and 366,000 shares of our common stock valued using these assumptions. The majority of the stock option expense recorded in these periods relates to continued vesting of stock options and restricted stock that were granted after January 1, 2006. The grant date estimates of fair value associated with prior awards, which were also calculated using the Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are disclosed in Footnote 1.

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In our calculation, we segregated participants into two distinct groups, (1) directors and officers and (2) employees, and our estimated forfeiture rates were calculated at 25% and 50%, respectively using the Straight Line (Uniform) method. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.

Employee Stock Purchase Plan

In May 2009, our stockholders approved the 2009 ESPP. Under the 2009 ESPP, employees have the option to purchase shares of our common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of our common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Code. An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. We recorded expense from June 1, 2009 to December 31, 2009 of approximately $50,000 and issued 75,000 shares.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS 168 were adopted by us and the Accounting Standards Codification has been reflected within the disclosures within the consolidated financial statements. The adoption of SFAS 168 had no impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), as codified in FASB ASC topic 805, Business Combinations (“ASC 805”), and will apply such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. ASC 805 establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occurred both prior and subsequent to the adoption of ASC 805. The adoption of the provisions of ASC 805 did not affect our historical consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), as codified in FASB ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 requires us to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

On January 1, 2009, concurrent with the adoption of ASC 805, the Company also adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ( SFAS 160), as codified in FASB ASC topic 810, Consolidation (ASC 810). ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. The adoption of ASC 810 affected our presentation of the minority interest in Symphony Vida.

The FASB issued ASC 320, entitled “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320 provides new guidance on the recognition and presentation of an other-than-temporary impairments (OTTI) and provides for some new disclosure requirements. We adopted ASC 320 during the quarter ended June 30, 2009. The adoption did not have a material impact on our financial statements.

The FASB issued ASC 815 entitled “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. The adoption of the provisions of ASC 815 did not have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS

Years ended December 31, 2009 and 2008

Revenues

We recognized approximately $12,000 in licensing revenue in the year ended December 31, 2008, in connection with the license of our nutritional and diagnostic technology. We did not recognize any license revenue in the year ended December 31, 2009. Future revenues, if any, from this license agreement are expected to continue to be minimal.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue in fiscal 2010 unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2009		2008
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$22,256	71%	$18,995	73%	$3,261	17%
General and administrative	8,900	29%	6,957	27%	1,943	28%

Total operating expenses	$31,156	100%	$25,952	100%	$5,204	20%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	Twelve Months Ended Dec 31,
	2009		2008		Increase
		% of Total		% of Total	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	13,233	59%	13,273	69%	$(40)	0%
Employee compensation and related	7,693	35%	4,490	24%	3,203	71%
Stock-based compensation	185	1%	337	2%	(152)	(45)%
Facilities and related	726	3%	561	3%	165	29%
Other	419	2%	334	2%	85	25%

Total research and development	$22,256	100%	$18,995	100%	$3,261	17%

The most significant component of the increase in research and development expenses in fiscal 2009 over fiscal 2008 of $3,261,000 was for employee compensation and related expenses. In fiscal 2009, in order to support our multiple worldwide clinical studies, one of which was a registrational study, we experienced an increase in our average headcount of approximately 13 R&D employees or approximately 66%. This resulted in increases in salaries, benefits, recruitment costs and travel costs in fiscal 2009 over fiscal 2008. In addition, we incurred one-time severance expenses of approximately $690,000 primarily associated with two executives who departed the Company in fiscal 2009. The increase in R&D headcount described above also contributed to the increase in Facilities and related costs of $165,000 in fiscal 2009 over fiscal 2008. The decrease in stock based compensation of $152,000 in fiscal 2009 from fiscal 2008 was as a result of forfeitures of grants by executives and non-recurring vesting expense in 2009 of restricted stock grants.

With regards to the external services component of our research and development expenses, we experienced a decrease of approximately $1,000,000 on our ZYBRESTAT for oncology program in fiscal 2009 from fiscal 2008 as we concluded our Phase II trial for the treatment of platinum resistant ovarian cancer and a number of other smaller studies in fiscal 2009. We increased expenditures in fiscal 2009 versus fiscal 2008 by approximately $965,000 in our OXi4503 program which includes our Phase I trial of OXi4503 in solid tumors and our Phase I trial of ZYBRESTAT in combination with bevacizumab in solid tumors. We also increased expenditures in fiscal 2009 versus fiscal 2008 in our ZYBRESTAT for Ophthalmology program by approximately $1,369,000, primarily attributable to the initiation of our PCV study. The increases in expenditures on our OXi4503 and ZYBRESTAT for Ophthalmology programs were offset by a decrease in Non-clinical expenditures for those programs of approximately $800,000 in fiscal 2009 versus fiscal 2008.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2009		2008		Increase
		% of Total		% of Total	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$3,165	35%	$2,604	37%	$561	22%
Stock-based compensation	$273	3%	663	10%	$(390)	(59)%
Consulting and professional services	$4,409	50%	2,498	36%	$1,911	77%
Facilities and related	$294	3%	354	5%	$(60)	(17)%
Other	$759	9%	838	12%	$(79)	(9)%

Total general and administrative	$8,900	100%	$6,957	100%	$1,943	28%

In fiscal 2009 versus fiscal 2008 general and administrative costs increased $1,943,000. The most significant component of this increase was due primarily to an increase of $1,911,000 in consulting and professional services. In fiscal 2009, we incurred one-time costs of approximately $1,341,000 in connection with our proposed merger with VaxGen. These costs included accounting, legal and printing costs incurred in preparation for the acquisition. In addition, we experienced an increase in fiscal 2009 over fiscal 2008 in legal and other advisory consulting and professional services expenses of approximately $540,000 primarily attributable to an initiative we undertook to review and improve our quality, vendor oversight and regulatory compliance, as well as advisory services in connection with the management of the Symphony ViDA.

Employee compensation and related expenses in fiscal 2009 versus fiscal 2008 increased by $561,000. This increase is primarily due to severance costs in connection with the departure of our former CEO of approximately $350,000. In addition, our average G&A headcount increased in fiscal 2009 over fiscal 2008 by approximately 1, or approximately 6%, which accounted for increases in salaries, benefits and travel costs in fiscal 2009 over fiscal 2008. The decrease in stock based compensation of $390,000 in fiscal 2009 versus fiscal 2008 is primarily a result of forfeitures of options by directors and executives who departed the company in fiscal 2009.

We expect that we will continue to incur general and administrative expenses at an appropriate level to support the ongoing development of our potential product candidates and to meet the requirements of being a public company.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Income Statement for the years 2009 and 2008, in thousands.

			Increase
			(Decrease)
	2009	2008	Amount	%

Gain from change in fair value of warrants and other financial instruments	$2,166	$3,335	$(1,169)	(35)%
Investment income	110	618	(508)	(82)%
Other income (expense), net	(63)	66	(129)	(195)%

Total	$2,213	$4,019	$(1,806)	(45)%

The decrease in Investment income of $508,000 for fiscal 2009 from fiscal 2008 is primarily a result of a reduction in our average month end cash balance available for investment and lower average rate of return.

We record unrealized (non cash) gain/(loss) as a result of the change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities and the common stock warrants issued in connection with the Offering discussed in Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock, Note 1 to the financial statements, Summary of Significant Accounting Policies.

In fiscal 2009, we recorded a gain relating to the change in fair value of outstanding warrants which were accounted for as liabilities of $2,166,000. The short-term and long-term direct registration warrants change in fair value from the date of issue of July 20, 2009 to December 31, 2009 was $1,855,000. The change in fair value of the CEFF Warrant and Additional investment warrants from December 31, 2008 to July 20, 2009, the date on which both instruments were no longer treated as liabilities, was $311,000.

In fiscal 2008, we recorded a gain of $3,335,000 relating to the change in fair value of outstanding warrants, which were accounted for as liabilities. The majority of this gain, or $3,312,000, is due to the Direct Investment Warrant issued to Symphony Capital in October 2008 and exercised by them in December 2008 following the approval by our stockholders of the issuance of our common stock underlying the warrant at a special meeting of stockholders on December 9, 2008. The gain represents the change in value between the Direct Investment Warrant issue date and December 30, 2008, the date that the Direct Investment Warrant was exercised. The remainder of the gain reflects the change during the fourth quarter in value of the CEFF Warrant issued to Kingsbridge Capital.

The Other income (expense) amounts are derived from our gain and loss on foreign currency exchange and reflect both a change in number of foreign clinical trials and the fluctuation in exchange rates.

Restructuring Plan

We announced on February 11, 2010 a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. Key aspects of the restructuring and its effects on our current clinical trials are as follows:

•	We will continue to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with updated safety and efficacy results anticipated for presentation at the upcoming American Society of Clinical Oncology (ASCO) meeting in June 2010.

•	We plan to stop further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but will continue to treat and follow all patients who are currently enrolled. A survival analysis is anticipated in early 2011. We expect this plan to optimize our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and subsequent years.

•	The OXi4503 Phase 1b trial in patients with hepatic tumors will continue with an interim analysis expected in mid-2010.

•	The Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration, will continue with an interim analysis expected in the first half of 2010.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	In addition, we reduced our workforce by 20 employees or approximately 49%

Tax Matters

At December 31, 2009, the Company had a net operating loss carry-forward of approximately $67,923,000 for U.S. income tax purposes, which will be expiring for U.S. purposes through 2028. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $8,466,000 and approximately $9,612,000 for the years ended December 31, 2009 and 2008, respectively, due primarily to the increase in net operating loss carry-forwards.

Years ended December 31, 2008 and 2007

Revenues

We recognized approximately $12,000 in licensing revenue in each of the years ended December 31, 2008 and 2007, in connection with the license of our nutritional and diagnostic technology. Future revenues, if any, from this license agreement are expected to continue to be minimal.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2008		2007
		% of Total		% of Total	Increase
		Operating		Operating	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$18,995	73%	$14,511	65%	$4,484	31%
General and administrative	6,957	27%	7,774	35%	(817)	(11)%

Total operating expenses	$25,952	100%	$22,285	100%	$3,667	16%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2008		2007
		% of Total		% of Total
		Research &		Research &
		Development		Development	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$13,273	69%	$9,552	66%	3,721	39%
Employee compensation and related	4,490	24%	3,939	27%	$551	14%
Stock-based compensation	337	2%	320	2%	17	5%
Facilities related	561	3%	381	3%	180	47%
Other	334	2%	319	2%	15	5%

Total research and development	$18,995	100%	$14,511	100%	$4,484	31%

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

The increase in facilities related expense is due to the expansion of office space in the San Francisco area in fiscal 2008 over 2007 and an increase in the average number of employees to support the continued development of our product candidates. The increase in employee compensation and related expenses is attributable to an increase in the average number of employees, excluding contractors, in fiscal 2008 over fiscal 2007 of approximately 30%.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2008		2007
		% of Total		% of Total
		General &		General &
		Administrative		Administrative	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,604	37%	$2,574	33%	$30	1%
Stock-based compensation	663	10%	1,472	19%	(809)	(55)%
Consulting and professional services	2,498	36%	2,326	30%	172	7%
Facilities related	354	5%	346	4%	8	2%
Other	838	12%	1,056	14%	(218)	(21)%

Total general and administrative	$6,957	100%	$7,774	100%	$(817)	(11)%

Although employee compensation and related expenses in fiscal 2008 from fiscal 2007 increased by $30,000 it was due to non-recurring payments and awards made in 2007 in accordance with executive employment agreements and the addition of a senior level executive in 2007 that were not repeated in fiscal 2008 offset by an increase in temps and contractor cost in 2008. The decrease in stock-based compensation in fiscal 2008 from fiscal 2007 is attributable to the departure of our former Chief Executive Officer in 2008 and the full vesting in fiscal 2007 of a number of options granted to our directors and officers that was not repeated in fiscal 2008. As grants of equity awards have not historically been made on a consistent basis year to year, the expense recognized for stock-based compensation is highly variable.

The increase in consulting and professional services expenses in fiscal 2008 over fiscal 2007 of $172,000 is attributable to increases in legal and contracted services and advisory costs in connection with the establishment of our committed equity financing facility and the initiation of Symphony ViDA Inc. The decrease in other expenses in fiscal 2008 from fiscal 2007 of $218,000 is consistent with the overall reduction in spending in the combined general and administrative expense categories.

Other Income and Expenses

In fiscal 2008, we recorded a gain of $3,335,000 relating to the change in fair value of outstanding warrants, which were accounted for as liabilities. The majority of this gain, or $3,312,000, is due to the Direct Investment Warrant issued to Symphony Capital in October 2008 and exercised by them in December 2008 following the approval by our stockholders of the issuance of our common stock underlying the warrant at a special meeting of stockholders on December 9, 2008. The gain represents the change in value between the Direct Investment Warrant issue date and December 30, 2008, the date that the Direct Investment Warrant was exercised. The remainder of the gain reflects the change during the fourth quarter in value of the CEFF Warrant issued to Kingsbridge Capital.

Investment income decreased by approximately $1,337,000, or 68%, in fiscal 2008, compared to fiscal 2007, primarily due to a combination of lower average cash, cash equivalents and available-for-sale marketable securities balances during 2008 and by lower average interest rates and returns on investments.

LIQUIDITY AND CAPITAL RESOURCES

We will require significant additional funding to remain a going concern and to fund operations. To date, we have financed our operations principally through net proceeds received from private and public equity financing and in fiscal years 2008 and 2009, from research and development services provided to Symphony ViDA Inc. In July 2009, we completed the purchase of Symphony ViDA, Inc., which resulted in the transfer to us of approximately $12,400,000 in cash and marketable securities held by Symphony ViDA, Inc. and we completed a registered direct offering of our common stock and warrants resulting in net proceeds to us of approximately $9,029,000. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2009, we had an accumulated deficit of approximately $183,929,000. We expect to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, restricted cash and cash equivalents of approximately $14,072,000 at December 31, 2009.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	(24,728)	$(21,401)	$(20,389)
Non-cash adjustments to net loss	(5,369)	(2,701)	1,912
Changes in operating assets and liabilities	1,502	704	1,293

Net cash used in operating activities	(28,595)	(23,398)	(17,184)
Investing activities:
Net (increase) decrease in available-for-sale securities	753	19,142	10,275
(Increase) decrease from available-for-sale securities held by Symphony, ViDA Inc.	2,286	(14,663)	—
Purchase of furniture, fixtures and equipment	(109)	(113)	(95)
Other	4	137	(156)

Net cash provided by (used in) investing activities	2,934	4,503	10,024
Financing activities:
Proceeds from direct registration of common stock issuance, net of acquisition costs	9,029	—	—
Proceeds from issuance of common stock, net of fees	12,289	14,691	—
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony ViDA, Inc, net of fees	—	13,952	—

Net cash provided by financing activities	21,318	28,643	—

Increase (Decrease) in cash and cash equivalents	(4,343)	9,748	(7,160)

Cash and cash equivalents at beginning of year	18,275	8,527	15,687

Cash and cash equivalents at end of year	$13,932	$18,275	$8,527

Included in non-cash adjustments to net loss are a gain on change in valuation of warrants of $2,166,000, the loss attributed to noncontrolling interests of approximately $4,215,000 and changes to the rent loss accrual of approximately $60,000 which were offset in part by stock based compensation of approximately $852,000 and depreciation and amortization expense of $220,000. The changes in operating assets reflect an increase in accounts payable, accrued expenses and other payables of approximately $1,852,000 partially offset by an increase in prepaid expenses and other assets of approximately $210,000.

On February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. This restructuring includes a plan to stop further enrollment in the our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and a reduction in our work force of approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of these ongoing clinical studies and our cash resources at that time.

We expect to incur a one-time charge in connection with the reduction of our work force of approximately $600,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force is expected to reduce the cash required to operate our business from the current level of between $7,000,000 and $8,000,000 per quarter to between $4,000,000 and $5,000,000 per quarter by the second half of 2010.

On July 20, 2009, we raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit. The short-term warrants are exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from our Phase II/III pivotal clinical trial regarding ZYBRESTAT as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason. The net proceeds to us from the sale of the units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000.

Also in July 2009, under an Amended Purchase Option Agreement, we issued 10,000,000 newly-issued shares of our common stock in exchange for all of the equity in the Symphony ViDA. We re-acquired all of the rights to the ZYBRESTAT for ophthalmology and OXi4503 programs that had been licensed to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to us.

We recorded the acquisition of ViDA as a capital transaction and the $10,383,000 excess of the fair market value of the common shares issued by us ($15,600,000) over the carrying value of the noncontrolling interest ($5,217,000) is reflected directly in equity as a reduction to Additional paid-in capital. As a result, the noncontrolling interest balance was eliminated. The reduction to Additional paid-in capital was also presented as an increase in the loss applicable to common stock within the calculation of basic and diluted earnings per share.

On March 11, 2010 we entered into a definitive agreement with certain institutional investors to sell 6,578,945 shares of our Common Stock and, separately, a series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.

We anticipate that our existing cash, restricted cash and cash equivalents of $14,072,000 as of December 31, 2009, along with the capital raised in March 2010 and investment income earned thereon, will enable us to fund currently planned operations through the third quarter of 2010, assuming that we achieve the planned cost reductions from our February 2010 restructuring.

Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, the rate of recruitment of patients in our human clinical trials, much of which is not within our control as well as the timing of hiring development staff to support our product development plans. The anticipated reduction in our cash utilization, resulting from our restructuring plans, is highly dependent on the timeliness and effectiveness of renegotiating our contracts with the vendors and service providers involved with the restructuring plans. We intend to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.

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

We will need to raise additional funds to support our operations to remain a going concern past the third quarter 2010, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations.

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2009 in thousands:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Clinical development and related committements	$9,436	$8,681	$744	$11	$—
Operating Leases	1,999	795	1,069	135	—

Total contractual cash obligations	$11,435	$9,476	$1,813	$146	—

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements. In addition, not included in operating leases above, is sublease income which totals approximately $233,000 for fiscal 2010.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2009, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We account for the Direct Registration Warrants as liabilities and as of December 31, 2009 they are valued at $2,200,000.

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

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because as of June 30, 2009 the Company’s public float value was below $75,000,000, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2009 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

On February 3, 2010, the Company held a Special Meeting of Stockholders (the “Meeting”). On December 21, 2009, the record date for the Meeting, there were 62,715,109 shares of outstanding common stock of the Company that could be voted at the Meeting. A total of 45,113,594 shares were present, in person or by proxy, and voted at the Meeting. At the Meeting, the proposals to approve the issuance of shares of OXiGENE common stock pursuant to the Agreement and Plan of Merger, dated as of October 14, 2009, by and among OXiGENE, OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of the VaxGen stockholders (Proposal 1); to approve an adjournment of the OXiGENE Meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of OXiGENE Proposal 1 (Proposal 2); and to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 150,000,000 to 175,000,000 (Proposal 3) passed with the following votes:

	FOR	Against	Abstain
Proposals	Number of Shares	Number of Shares	Number of Shares

Proposal 1	37,213,643	184,626	270,185
Proposal 2	44,171,282	628,859	313,453
Proposal 3	43,821,919	881,181	410,494

There were 7,445,140 broker non-votes for Proposal 1, which had no effect on the vote for Proposal 1.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” and “Compensation Discussion and Analysis,” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

See financial statements listed in the accompanying “Index to Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

None.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. X
4.1	Specimen Common Stock Certificate.*
4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.7	Form of Five-year Warrant, dated as of July 15, 2009. €€

Exhibit
Number	Description

4.8	Form of Short-term Warrant, dated as of July 15, 2009. €€
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.3	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C. ###
10.4	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.5	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@
10.6	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.7	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@
10.8	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.9	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #
10.10	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.11	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.12	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &
10.13	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.14	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.15	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.16	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.17	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer a Trust Company . !!
10.18	OXiGENE 2005 Stock Plan. !!!@
10.19	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.20	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.21	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.22	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.23	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.24	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.25	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.26	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++

Exhibit
Number	Description

10.27	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.28	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.29	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.30	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.31	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.32	Form of Indemnification Agreement between the Company and its Directors.§§@
10.33	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. X@
10.34	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@
10.35	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008. §§@
10.36	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008. §§§@
10.37	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.38	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008. §§§§@
10.39	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.40	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008. §§§§@
10.41	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.42	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@
10.43	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §§§§+++
10.44	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008. §§§§+++
10.45	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.46	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.47	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@
10.48	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.49	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.50	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.51	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.52	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £

Exhibit
Number	Description

10.53	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.54	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.55	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William N. Shiebler William N. Shiebler	Chairman of the Board and Director	March 16, 2010

/s/ Peter J. Langecker Peter J. Langecker	Chief Executive Officer (Principal executive officer)	March 16, 2010

/s/ James B. Murphy James B. Murphy	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 16, 2010

/s/ Roy H. Fickling Roy H. Fickling	Director	March 16, 2010

/s/ William D. Schwieterman William D. Schwieterman	Director	March 16, 2010

/s/ Mark Kessel Mark Kessel	Director	March 16, 2010

/s/ Alastair J.J. Wood Alastair J.J. Wood M.D.	Director	March 16, 2010

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that OXiGENE, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will be required to raise additional capital, alternative means of financial support, or both, prior to January 1, 2011 in order to sustain operations. The ability of the Company to raise additional capital or alternative sources of financing is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 160, “Non controlling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which is codified in Accounting Standards Codification 810.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 16, 2010

OXiGENE, Inc.

Consolidated Balance Sheets
All Amounts in thousands
except per share amounts

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$13,932	$18,275
Restricted cash	140	—
Available-for-sale securities	—	643
Marketable securities held by Symphony ViDA, Inc., restricted	—	14,663
Prepaid expenses and other current assets	752	505

Total current assets	14,824	34,086
Furniture and fixtures, equipment and leasehold improvements	1,515	1,456
Accumulated depreciation	(1,332)	(1,255)

	183	201
License agreements, net of accumulated amortization of $1,016 and $919 at December 31, 2009 and December 31, 2008, respectively	484	581
Other assets	126	163

Total assets	$15,617	$35,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181	$1,744
Accrued research and development	4,753	3,416
Accrued other	1,684	606
Derivative liability short term	850	—

Total current liabilities	8,468	5,766
Derivative liability long term	1,350	466
Rent loss accrual	—	60

Total liabilities	9,818	6,292

Commitments and contingencies (Note 6)
OXiGENE, Inc. Stockholders’ equity:
Preferred Stock, $0.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common Stock, $0.01 par value, 150,000 shares authorized; 62,738 shares at December 31, 2009 and 46,293 shares at December 31, 2008 issued and outstanding	627	463
Additional paid-in capital	189,102	178,156
Accumulated deficit	(183,930)	(159,202)
Accumulated other comprehensive (loss)	—	(110)

Total OXiGENE, Inc. stockholders’ equity	5,799	19,307
Noncontrolling interest	—	9,432

Total equity	5,799	28,739

Total liabilities and stockholders’ equity	$15,617	$35,031

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations
(All amounts in thousands,
except per share amounts)

	Year Ended December 31,
	2009	2008	2007

License Revenue:	$—	$12	$12
Operating costs and expenses(1):
Research and development	$22,256	$18,995	$14,511
General and administrative	8,900	6,957	7,774

Total operating costs and expenses	31,156	25,952	22,285

Loss from operations	(31,156)	(25,940)	(22,273)
Gain from change in fair value of warrants and other financial instruments	2,166	3,335	—
Investment income	110	618	1,955
Other income (expense), net	(63)	66	(71)

Consolidated net loss	$(28,943)	$(21,921)	$(20,389)

Net loss attributed to noncontrolling interest	$(4,215)	$(520)	$—
Net loss attributed to OXiGENE, Inc.	$(24,728)	$(21,401)	$(20,389)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc.	$(10,383)	$—	$—

Net loss applicable to common stock	$(35,111)	$(21,401)	$(20,389)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.66)	$(0.70)	$(0.73)
Weighted-average number of common shares outstanding	53,414	30,653	27,931

(1) Includes share based compensation expense as follows:
Research and development	$185	$328	$320
General and administrative	593	671	1,472

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ Equity
(All amounts in thousands)

					Accumulated		Non
					Other	Total	Controlling
			Additional		Comprehensive	OXiGENE, Inc.	Interest in
	Common Stock Value		Paid-In	Accumulated	Income	Stockholders’	Symphony	Total
	Shares	$	Capital	Deficit	(Loss)	Equity	ViDA Inc.	Equity

Balance at December 31, 2006	28,175	282	160,569	(117,412)	(19)	43,420	—	43,420
Unrealized gain from available-for-sale securities	—	—	—	—	34	34	—	34
Net loss	—	—	—	(20,389)	—	(20,389)	—	(20,389)

Comprehensive loss						(20,355)		(20,355)
Issuance of restricted stock	330	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	1,792	—	—	1,792	—	1,792

Balance at December 31, 2007	28,505	$285	$162,358	$(137,801)	$15	$24,857	$—	$24,857
Formulation of Symphony ViDA, Inc.	—	—	—	—	—	—	9,952	9,952
Unrealized loss from available-for-sale securities	—	—	—	—	(125)	(125)		(125)
Net loss	—	—	—	(21,401)		(21,401)	(520)	(21,921)

Comprehensive loss	—	—	—	—	—	(21,526)	9,432	(22,046)
Issuance of common stock for executive incentive compensation	36	—	87	—	—	87	—	87
Issuance of common stock related to CEFF, net of costs	635	6	734	—	—	740	—	740
Stock-based compensation expense	—	—	999	—	—	999	—	999
Issuance of warrants to purchase common stock to Symphony ViDA Holdings, LLC			(8,935)	—	—	(8,935)	—	(8,935)
Settlement of Symphony warrant upon exercise			5,622	—	—	5,622	—	5,622
Accounting for additional shares investment and a warrant issued to Kingsbridge as a liability			(489)	—	—	(489)	—	(489)
Issuance of common stock to Symphony as direct investment, net of costs	2,232	22	1,407	—	—	1,429	—	1,429
Exercise of Symphony warrant issuance of shares of common stock	11,282	113	12,410	—	—	12,523	—	12,523
Issuance of common stock as compensation for purchase option	3,603	37	3,963	—	—	4,000	—	4,000

Balance at December 31, 2008	46,293	463	178,156	(159,202)	(110)	19,307	9,432	28,739
Unrealized gain from available-for-sale securities	—	—	—	—	110	110	—	110
Net loss	—	—	—	(24,728)	—	(24,728)	(4,215)	(28,943)

Comprehensive loss	—	—	—	—	—	(24,618)	(4,215)	(28,833)
Issuance of common stock for Symphony ViDA, Inc. acquisition (including $10.4 million of excess purchase price over carrying value of non controlling interest)	10,000	100	5,030	—	—	5,130	(5,217)	(87)
Issuance of common stock in lieu of compensation for the BoD	295	3	318	—	—	321	—	321
The elimination of the derivative liability for the CEFF warrants as a result of the Symphony ViDA, Inc. acquisition	—	—	155	—	—	155	—	155
Issuance of common stock in direct registration net of costs and fair value of warrants issued of $4,055,000	6,250	63	4,911	—	—	4,974	—	4,974
Employee stock purchase plan	75	1	124	—	—	125	—	125
Stock based compensation expense	—	—	407	—	—	407	—	407
Forfeiture of restricted stock	(175)	(3)	1	—	—	(2)	—	(2)

Balance at December 31, 2009	62,738	$627	$189,102	$(183,930)	$—	$5,799	$—	$5,799

See accompanying notes

OXiGENE, Inc

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss attributed to OXiGENE, Inc.	$(24,728)	$(21,401)	$(20,389)
Loss attributed to noncontrolling interests	(4,215)	(520)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,166)	(3,335)	—
Depreciation	123	133	115
Amortization of license agreement	97	98	98
Rent loss accrual	(60)	(163)	(93)
Stock-based compensation	778	1,086	1,792
Changes in operating assets and liabilities:
Restricted cash	(140)	—	—
Prepaid expenses and other assets	(210)	(78)	215
Accounts payable, accrued expenses and other payables	1,852	782	1,078

Net cash used in operating activities	(28,669)	(23,398)	(17,184)
Investing activities:
Purchase of available-for-sale securities	—	(4,314)	(34,340)
Proceeds from sale of available-for-sale securities	753	23,456	44,615
Proceeds from sale of marketable securities held by Symphony ViDA, Inc.	2,286	(14,663)	—
Purchase of furniture, fixtures and equipment	(109)	(113)	(95)
Proceeds from sale of fixed assets	4	—
Decrease (increase) in other assets	—	137	(156)

Net cash provided by investing activities	2,934	4,503	10,024
Financing activities:
Proceeds from direct registration of common stock issuance, net of acquisition costs	9,029	—	—
Proceeds from Symphony ViDA acquisition, net of acquisition costs	12,289	—	—
Proceeds from purchase on noncontrolling interest by preferred shareholders in Symphony ViDA, Inc., net of fees	—	13,952	—
Proceeds from employee stock purchase plan	74	—	—
Proceeds from issuance of common stock, net of fees	—	14,691	—

Net cash provided by financing activities	21,392	28,643	—

(Decrease) increase in cash and cash equivalents	(4,343)	9,748	(7,160)
Cash and cash equivalents at beginning of period	18,275	8,527	15,687

Cash and cash equivalents at end of period	$13,932	$18,275	$8,527

Non- cash Disclosures:
Stock issued as consideration for the Symphony SViDA purchase option	—	4,000	—
Accounting for additional shares investment and warrant issued to Kingsbridge as liabilities	—	489	—
FMV reclassification of Kingsbridge warrants to equity	155	—	—
Fair value of warrants and other financial instruments	4,055	5,622	—

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements
December 31, 2009

1.	Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. OXiGENE’s primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated. Currently, the Company does not have any products available for sale; however, it has two therapeutic product candidates in various stages of clinical and pre-clinical development, as well as a pipeline of additional product candidates currently in research and development.

OXiGENE’s primary drug development candidates, ZYBRESTAT and OXi4503, are based on a series of natural products called Combretastatins, and are VDAs. The Company is currently developing its VDA drug candidates for indications in both oncology and ophthalmology. OXiGENE’s most advanced drug candidate is ZYBRESTAT, a VDA, is being evaluated in multiple ongoing and planned clinical trials in various oncology and ophthalmic indications. The Company conducts scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

To date, OXiGENE has financed its operations principally through net proceeds received from private and public equity financing. In July 2009, OXiGENE completed the purchase of Symphony ViDA, Inc. (“ViDA”) and completed a registered direct offering of its common stock and warrants in order to raise capital. The Company’s cash, restricted cash and equivalents balance as of December 31, 2009 was $14,072,000. On October 15, 2009, OXiGENE announced the Company has entered into a definitive merger agreement to acquire VaxGen in exchange for common stock of OXiGENE. Upon closing of the transaction, VaxGen would have become a wholly-owned subsidiary of OXiGENE, and VaxGen stockholders would have become stockholders of OXiGENE. At the closing of the transaction, OXiGENE was to issue approximately 15.6 million shares of common stock in exchange for all outstanding shares of VaxGen’s common stock. The number of shares issued at closing was to be subject to adjustment if VaxGen’s net cash was greater or less than approximately $33.2 million.

At the special meeting of stockholders of OXiGENE held February 3, 2010, the issuance of shares of OXiGENE common stock pursuant to the merger agreement with VaxGen, Inc. and all other proposals were adopted including increasing the authorized number of shares of the Corporation’s Common Stock from 150,000,000 to 175,000,000. However, at the special meeting of stockholders of VaxGen, also held February 3, 2010, the necessary majority of the outstanding shares of VaxGen common stock did not vote in favor of adoption of the proposed merger agreement with OXiGENE. The proposed merger between OXiGENE and VaxGen will, therefore, not take place. OXiGENE notified VaxGen of the termination of the merger agreement on February 12, 2010.

On March 11, 2010 the Company entered into a definitive agreement with certain institutional investors to sell 6,578,945 shares of its Common Stock and, separately, a series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. The terms of the definitive agreement, including the anti-dilution and full-ratchet provisions, may make it difficult for the company to raise additional capital consistent with prevailing market terms, if at all.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Existing cash and cash equivalents, plus the addition of this capital is expected to support the Company’s operations through the third quarter of 2010, assuming that the Company achieves the planned cost reductions from its February 2010 restructuring. OXiGENE will need to access additional funds to remain a going concern beyond the third quarter of 2010. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. OXiGENE may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own. The Company’s failure to access capital with needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. This uncertainty creates doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Initial Symphony Transaction

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. a private-equity firm that agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities, including the following:

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

Pursuant to these agreements, Holdings had formed and capitalized ViDA, a Delaware corporation, in order (a) to hold certain intellectual property related to two of OXiGENE’s product candidates, ZYBRESTAT

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

for use in ophthalmologic indications and OXi4503, referred to as the “Programs,” which were exclusively licensed to ViDA under the Novated and Restated Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for the Programs. Under certain circumstances, the Company could have been required, under the Additional Funding Agreement, to commit up to $15,000,000 to ViDA. The Company’s requirement for additional funding was to be determined by a number of factors, including among others, if at all, the determination of the need for more funding and the written recommendation of the Joint Development Committee (JDC), the approval of the Symphony ViDA Board, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE may provide optional funding (“Optional Company Funding”), and the timing of meeting the potential obligations.

Pursuant to the agreements, OXiGENE continued to be primarily responsible for all pre-clinical and clinical development efforts as well as maintenance of the intellectual property portfolio for the Programs. OXiGENE and ViDA established a development committee to oversee the Programs. The Company participated in the development committee and had the right to appoint one of the five directors of ViDA. The Purchase Option Agreement provided for the exclusive right, but not the obligation, for OXiGENE to repurchase the Programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Symphony in ViDA, less certain amounts. If OXiGENE did not exercise its exclusive right with respect to the purchase of the Programs licensed under the agreement with ViDA, rights to the Programs at the end of the development period would have remained with ViDA. In consideration for the Purchase Option, OXiGENE issued to Holdings 3,603,604 shares of its common stock and paid approximately $1,750,000 for structuring fees and related expenses to Symphony.

Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement

On July 2, 2009, the Company, Holdings and ViDA entered into a series of related agreements pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, OXiGENE and Holdings also entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement” and together with the Amended and Restated Purchase Option Agreement, the “Transaction Documents”).

Under the Amended Purchase Option Agreement, OXiGENE issued 10,000,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA which included further consideration for additional securities issued in connection with the Registered Direct Offering. The Company re-acquired all of the rights to the Programs that had been licensed in 2008 to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to OXiGENE. After exercising the purchase option, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a Variable Interest Entity (VIE), see further discussion below.

OXiGENE recorded the acquisition of ViDA as a capital transaction and the $10,383,000 excess of the fair market value of the common shares issued by OXiGENE ($15,600,000) over the carrying value of the noncontrolling interest ($5,217,000) was reflected directly in equity as a reduction to Additional paid-in capital. As a result, the noncontrolling interest balance was eliminated. The reduction to Additional paid-in capital was also presented as an increase in the loss applicable to common stock within the calculation of basic and diluted earnings per share.

Under the Amended Purchase Option Agreement, in the event that OXiGENE issued additional securities prior to January 20, 2010, Symphony had the right to receive additional securities from OXiGENE. Symphony has already received additional consideration under the Amended Purchase Option agreement in connection with the Registered Direct Offering on July 20, 2009. Pursuant to those transactions, OXiGENE issued to

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Holdings 10,000,000 newly issued shares of OXiGENE common stock in exchange for all of the equity of ViDA. These 10,000,000 shares included consideration to Holdings for the additional shares issued in the Registered Direct. Holdings’ right to receive further consideration, in the event that OXiGENE issued additional securities expired on January 20, 2010. No further consideration was earned by Holdings under this right.

The two members of the Company’s Board of Directors appointed by Symphony, Mr. Mark Kessel and Dr. Alastair Wood, remain on the Board of Directors, and the Company maintains its advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated in connection with the execution of the Transaction Documents pursuant to the Termination Agreement dated July 2, 2009. The closing of the transaction occurred on July 20, 2009.

Consolidation of Variable Interest Entity (VIE)

OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Symphony”), until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

A variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE should be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of accounting policy to a given arrangement requires significant management judgment.

The Company consolidated the financial position and results of operations of ViDA in accordance with proper accounting guidance. OXiGENE believes ViDA was by design a VIE because OXIGENE had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA was a VIE of which OXiGENE was the primary beneficiary. After OXiGENE exercised the purchase option, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE.

On January 1, 2009, the Company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests as required by ASC 810.

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, the Company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810 Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, the Company reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when it entered into a strategic collaboration with Symphony, until July 20, 2009, when OXiGENE acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming the Company’s wholly-owned subsidiary, the operating results of ViDA continued to be included in the Company’s consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Losses incurred by ViDA and attributable to Symphony, were charged to the noncontrolling interest. At December 31, 2008, the noncontrolling interest balance was $9,432,000. Losses charged to the noncontrolling interest in fiscal 2009 of $4,215,000 left the carrying balance of $5,217,000 which was eliminated with the acquisition. See “Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement” above.

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited

In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.

Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of up to a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common Stock Purchase Agreement whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 to 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. (See Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock, below.) As of December 31, 2009, there remain a total of 5,073,435 shares available for sale under the CEFF.

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

In February 2008, the Company issued five-year warrants exercisable beginning in August 2008 to Kingsbridge Capital Limited in consideration for entering into a Committed Equity Financing Facility (“CEFF”). Through these warrants (the “CEFF Warrants”), Kingsbridge may purchase from the Company up to 250,000 shares of common stock with an exercise price of $2.74 per share. As of December 31, 2009, none of these warrants had been exercised.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Due to the indeterminable number of shares required to meet the Additional Investment Shares obligation, the Company determined that OXiGENE may not have sufficient authorized shares to settle its outstanding financial instruments. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. Accordingly, OXiGENE accounted for the Direct Investment Warrant, Additional Investment Shares and CEFF Warrant (collectively the “Derivative Instruments”) as liabilities. The Company began the treatment of these Derivative Instruments as liabilities (excluding the Direct Registration Warrants which, as discussed below, were not issued until July 2009) as of October 17, 2008, the initial funding and effective date of the Symphony transaction. Establishing the value of these Derivative Instruments is an inherently subjective process. The value of both the Direct Investment Warrant and the CEFF Warrant are determined using the Black-Scholes option model. The value of the Additional Investment Shares is determined by considering a number of factors, including among others, the probability and amount of the additional funding provided by Holdings, if any, the probability that OXiGENE would provide the additional funding amount, and the timing of meeting the potential obligation. Differences in value from one measurement date to another were recorded as other income/expense in OXiGENE’s statement of operations.

In October 2008, the Company recorded a $9,424,000 liability for the fair value of the Derivative Instruments. OXiGENE remeasured the Derivative Instruments (excluding the Direct Registration Warrants which, as discussed below, were not issued until July 2009) as of December 31, 2008 resulting in a gain of $3,335,000 as a result of the change in fair value of the Direct Investment and the Kingsbridge CEFF warrants.

As of June 30, 2009, the Additional Investment Shares had a fair value of zero as a result of the Additional Funding Agreement being terminated by the Company through the Amended and Restated Purchase Option Agreement executed on July 2, 2009. As a result of the Additional Investment Share obligation being terminated, the possibility that OXiGENE may not have sufficient authorized shares to settle its outstanding financial instruments was eliminated. In fiscal year 2009, the change in fair value of the Additional Investment shares resulted in a non-cash gain of $444,000. As of July 20, 2009, OXiGENE re-measured the fair value of the CEFF Warrants and reclassified the warrants to equity. In fiscal year 2009, the change in fair value of the CEFF Warrants resulted in a non-cash loss of $133,000.

Direct Registration Warrants

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

The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000. OXiGENE determined that the Direct Registration Series I and II warrants should

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance of $4,055,000 and are revalued at each subsequent reporting date. As of December 31, 2009 the warrants are valued at $2,200,000. The change in fair value between the issuance date and December 31, 2009 of $1,855,000 was recorded as a non-cash gain in the statement of operations.

The fair value of these warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Direct Investment Warrant		Kingsbridge CEFF Warrant
			Date of Warrant
	Date of Warrant	Date of Warrant	Designation as a	Date of Warrant	Date of Warrant
	Issue	Exercise	Liability	Valuation	Valuation
Weighted Average Assumptions	10/17/2008	12/30/2008	10/17/2008	12/31/2008	7/20/2009

Stock Price	$0.94	$0.66	$0.94	$0.66	$1.56
Exercise Price	$1.11	$1.11	$2.74	$2.74	$2.74
Contractual life	10.00 years	9.75 years	4.83 years	4.67 years	4 years
Expected volatility	86%	84%	52%	55%	70%
Risk-free interest rate	3.50%	3.75%	2.75%	1.50%	1.87%
Fair market value (in thousands)	$8,934	$5,622	$45	$22	$155

The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	As of July 20,		As of December 31,
	2009		2009
	Series I	Series II	Series I	Series II

Stock Price	$1.56	$1.56	$1.14	$1.14
Exercise Price	$2.10	$1.60	$2.10	$1.60
Contractual life	5 years	1.25 years	4.59 years	.91 years
Expected volatility	67%	100%	69%	100%
Risk-free interest rate	2.46%	0.28%	2.60%	0.40%
Fair market value (in thousands)	$2,223	$1,832	$1,350	$850

The (gain) loss from the change in fair value of warrants and other financial instruments is summarized below:

	2009	2008

Direct investment warrants	$—	$(3,312)
Additional investment shares	(444)	—
CEFF warrant	133	(23)
Direct registration warrants	(1,855)	—

Total (gain) on change in fair market value of warrants	$(2,166)	$(3,335)

Reclassifications

Prior year amounts have been reclassified to conform to current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2008 and 2007, approximately $561,000 and $381,000, respectively, were reclassified to Research and Development expenses.

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

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company holds its cash and cash equivalents at one financial institution.

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. The Company has $140,000 that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Consolidated Balance Sheet.

Available-for-Sale Securities

In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, obligations issued by the U.S. Treasury/ federal agencies or guaranteed by the U.S. government, money market instruments, repurchase agreements, bankers’ acceptances, certificates of deposit, time deposits and bank notes. In accordance with financial accounting standards, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities with maturation greater than twelve months, are classified as long-term assets. Securities in an unrealized loss position as of December 31, 2008 were deemed not to be other-than-temporarily impaired due to the Company’s positive intent and ability to hold the securities until anticipated recovery.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company did not hold any available-for-sale securities as of December 31, 2009. The following table summarizes assets that were measured at fair value as of December 31, 2008 (in thousands):

	December 31, 2008
		Gross Unrealized
	Cost	Losses	Fair Value

Corporate bonds maturing in less than one year	$747	$(104)	$643

Total available-for-sale securities	$747	$(104)	$643

In May 2009, the Company sold the Corporate bonds at maturity for gross proceeds of $750,000 and did not realize any losses.

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

As of December 31, 2009, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed above in “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock” which are level 3 inputs. OXiGENE held $14,072,000 in cash, restricted cash and equivalents, of which $4,781,000 was in a money market fund, none of which was subject to this disclosure requirement. Effective January 1, 2009, the Company adopted the fair value standards as it relates to non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.

Accrued Research and Development

The Company charges all research and development expenses, both internal and external costs, to operations as incurred. The Company’s research and development costs represent expenses incurred from the engagement of outside professional service organizations, product manufacturers and consultants associated with the development of the Company’s potential product candidates. The Company recognizes expenses associated with these arrangements based on the completion of activities as specified in the applicable contracts. Costs incurred under fixed-fee contracts are expensed ratably over the contract period absent any knowledge that the services will be performed other than ratably. Costs incurred under contracts with clinical trial sites and principal investigators are generally accrued on a patient-treated basis consistent with the terms outlined in the contract. In determining costs incurred on some of these programs, the Company takes into consideration a number of factors, including estimates and input provided by internal program managers. Upon termination of such contracts, the Company is normally only liable for costs incurred and committed to date. As a result, accrued research and development expenses represent the Company’s reasonably estimated contractual liability to outside service providers at any particular point in time. On the Company’s Balance Sheet “Accrued Other” of $1,684,000 as of December 31, 2009 consists of $436,000 of accounting and legal costs, $612,000 of accrued payroll and vacation and $636,000 of other accruals.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 7,814,000, 2,723,000 and 2,765,000 at December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

During 2009, the Company recorded the excess of the purchase price over the carrying value of the noncontrolling interest in ViDA as an increase in the loss applicable to common stock (See Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement above).

Stockholder’s Equity Common and Preferred Shares

As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized and 46,293,000 shares of common stock issued and outstanding. On May 28, 2009, at the annual meeting of stockholders, the stockholders approved an increase in the number of authorized shares of common stock to 150,000,000 and an addition of 15,000,000 authorized shares of preferred stock. In the quarter ended September 30, 2009, OXiGENE issued 10,000,000 shares in common stock to ViDA Holdings, LLC (“Holdings”) as part of the ViDA acquisition (See Acquisition of ViDA pursuant to an Amended and Restated Purchase Option Agreement above) and 6,250,000 of shares of common stock to investors is a registered direct offering (See Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock above). As of December 31, 2009, there were 150,000,000 shares of common stock authorized and 62,738,000 shares of common stock issued and outstanding, and 15,000,000 shares of preferred stock authorized and no shares of preferred shares issued and outstanding. At the special meeting of stockholders of OXiGENE held February 3, 2010, the issuance of shares of OXiGENE common stock pursuant to the merger agreement with VaxGen, Inc. and all other proposals were adopted including increasing the authorized number of shares of common stock to 175,000,000. Because the VanGen shareholders did not approve the merger, it will not take place.

Stock-based Compensation

The Company expenses the estimated fair value of all share-based payments issued to employees over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”).

Options, Warrants, Non-Vested Stock, and 2009 ESPP

Options

On May 28, 2009, at the annual meeting of stockholders, the stockholders of the Company approved amendments to its 2005 Plan to (i) increase from 2,500,000 to 7,500,000 the number of shares of the Company’s common stock available for issuance under the 2005 Plan which number includes such number of shares of its common stock, if any, that were subject to awards under the Company’s 1996 Plan as of the date of adoption of the 2005 Plan but which became or will become unissued upon the cancellation, surrender or termination of such award; and (ii) increase from 250,000 to 750,000 the number of shares that may be granted under the Plan to any participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method vesting over 4 years at 25% per year.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the year ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2008	2,333	$5.01	6.15	$—
Granted	1,454	$1.10	—	485
Exercised	—	$—	—	—
Forfeited and expired	(1,888)	$3.43	—	(356)

Options outstanding at December 31, 2009	1,899	$3.60	6.85	$244

Option exercisable at December 31, 2009	827	$6.36	3.88	3

Options vested or expected to vest at December 31, 2009	1,508	$4.19	6.26	$152

During 2009, 701,000 options expired. As of December 31, 2009 there was approximately $410,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.3 years. The total fair value of stock options that vested during the year ended December 31, 2009, 2008 and 2007 was approximately $844,000, $620,000 and $921,000, respectively.

The Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, OXiGENE performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In its calculation, the Company segregated participants into two distinct groups, (1) directors and officers and (2) employees, and the estimated forfeiture rates were calculated at 25% and 50%, respectively using the Straight Line (Uniform) method. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2009, 2008 and 2007:

Weighted Average Assumptions	2009	2008	2007

Risk-free interest rate	1.99%	2.13%	4.51%
Expected life	5 years	5 years	5 years
Expected volatility	58%	55%	87%
Dividend yield	0.00%	0.00%	0.00%

The following stock options were granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Options Granted (In thousands)	1,454	366	708
Weighted average fair value	$0.59	$0.89	$2.40

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2009:

		Weighted
		Average
		Exercise	Warrants
	Date of Issue	Price	Issued

Warrants outstanding as of December 31, 2008	December 31, 2008	$2.74	250,000
Direct Registration Series I	July 20, 2009	$2.10	2,813,000
Direct Registration Series II	July 20, 2009	$1.60	2,813,000

Warrants outstanding as of December 31, 2009	December 31, 2009	$1.89	5,876,000

See above “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock” for more detail on the accounting for warrants and other financial instruments.

Non-Vested Stock

The following table summarizes the activity for unvested stock in connection with restricted stock grants during the year ended December 31, 2009:

		Weighted Average
	Shares	Fair Value
	(In thousands)

Unvested at December 31, 2008	285	$4.56
Granted	—	$—
Vested	(70)	$4.68
Forfeited	(175)	4.91

Unvested at December 31, 2009	40	$4.09

The Company recorded expense of approximately $242,000, $393,000, and $835,000 related to outstanding restricted stock awards during the years ended December 31, 2009, 2008 and 2007, respectively. The 40,000 shares of unvested restricted stock at December 31, 2009 will vest in June 2010 and 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.

Employee Stock Purchase Plan (2009 ESPP)

In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense from June 1 to December 31, 2009 of $50,000 and issued 75,000 shares.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Director Compensation Policy

In October 2008, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. Each Outside Director was to a make an annual selection indicating the desired form of compensation between cash and stock. All selected stock compensation for 2009. As a result of this plan, the Company issued 115,000 fully vested shares to its Board. In December 2009, the Board of Directors approved the amended and restated policy which approved an additional 180,000 shares as compensation in 2009. Pursuant to the plan for 2010, each of the Corporation’s non-employee Directors was granted 10,000 fully vested shared of common stock on January 2, 2010 as additional compensation for services previously rendered to the corporation, and 25,000 fully vested shares of common stock on January 2, 2010 and 25,000 fully vested shares of common stock on July 1, 2010 as compensation for services rendered in 2010. During 2009, the Company recorded expense of $321,000 for these shares.

Income Taxes

The Company accounts for income taxes based upon the provisions of ASC 740 Income Taxes. Under ASC 740, deferred taxes are recognized using the liability method whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.

License Agreements

The present value of the amount payable under the license agreement with Arizona State University (see Note 6) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). Over the next five years, the Company expects to record amortization expense related to this license agreement of approximately $98,000 per year and the net book value at December 31, 2009 was $484,000. The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, the Company has determined that there is no impairment to this asset during the years ended December 31, 2009, 2008 or 2007. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. Future milstone payments under this agreement could total $200,000. To date no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

In March 2007, the Company entered into an exclusive license agreement for the development and commercialization of products covered by certain patent rights owned by Intracel Holdings, Inc., a privately held corporation. The Company paid Intracel $150,000 in March 2007 as an up-front license fee that provides full control over the development and commercialization of licensed compounds/molecular products. The Company expensed the up-front payment to research and development expense. The agreement provides for additional payments by the Company to Intracel based on the achievement of certain clinical milestones and royalties based on the achievement of certain sales milestones. The Company has the right to sublicense all or portions of its licensed patent rights under this agreement. No payments have been received to date.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the follow at the date indicated below:

	2009	2008
	(In thousands)

Leasehold improvements	$449	$425
Equipment	650	635
Furniture and fixtures	416	396

Total gross assets	1,515	1,456

Less accumulated depreciation	1,332	1,255

Total property and equipment	$183	$201

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

Comprehensive (Loss)

ASC 220, Comprehensive Income, establishes rules for the reporting and display of comprehensive loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive loss. There was no accumulated other comprehensive loss as of December 31, 2009 and other accumulated comprehensive loss consisted of an unrealized loss on available-for-sale securities of $110,000 at December 31, 2008.

A reconciliation of comprehensive loss is as follows:

	2009	2008	2007
		(In thousands)

Consolidated net loss as reported	$(28,943)	$(21,921)	$(20,389)
Unrealized gain (loss)	110	(125)	34

Total comprehensive loss	$(28,833)	$(22,046)	$(20,355)

Less comprehensive loss attributable to noncontrolling interest	(4,215)	(520)	—

Comprehensive loss attributable to OXiGENE, Inc.	$(24,618)	$(21,526)	$(20,355)

Revenue Recognition

Currently, the Company does not have any products available for sale. The only source of potential revenue at this time is from the license to a third party of the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services. There was no license revenue for the year ended December 31, 2009 and license revenue of $12,000 was recognized during the years ended December 31, 2008 and 2007.

Agreements

In September 2007, the Company entered into a separation agreement with Peter Harris M.D., its former Chief Medical Officer. Pursuant to the separation agreement, Dr. Harris received aggregate severance payments

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

of approximately $163,000, made in equal installments through February 28, 2008. The Company also agreed to extend the expiration date of 25,000 vested options, which will allow the exercise of those options through June 13, 2016. As a result of this modification, the Company recognized additional stock-based compensation expense of $65,000 in September, 2007. All unvested options held by Dr. Harris were forfeited as of September 29, 2007.

In October 2008, the Board of Directors accepted the resignation of Dr. Richard Chin from his position as President and Chief Executive Officer and member of the Board of Directors. All unvested options held by Dr. Chin were forfeited as of January 22, 2009 and no further severance payments were required.

In April 2009, the Company entered into a separation agreement with Patricia Walicke, M.D., Ph.D., its former Vice President and Chief Medical Officer. Pursuant to the separation agreement, Dr. Walicke, will receive severance payments in the amount of $300,000 made in equal installments over one year. All unvested options held by Dr. Walicke were forfeited as of July 29, 2009 and no further severance payments are required.

In October 2009, the Board of Directors accepted the resignation of John A. Kollins as Chief Executive Officer and as a member of the Board of Directors. The Company entered into a separation agreement with Mr. Kollins effective as of November 5, 2009. Mr Kollins will receive his base salary of $350,000 made in equal installments for one year plus health benefits for up to 2 years, and a one time $20,000 payment. All unvested options held by Mr. Kollins were forfeited as of January 8, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS 168 were adopted by the Company and the Accounting Standards Codification has been reflected within the disclosures within the consolidated financial statements. The adoption of SFAS 168 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), as codified in FASB ASC topic 805, Business Combinations (“ASC 805”), and will apply such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. ASC 805 establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occur both prior and subsequent to the adoption of ASC 805. The adoption of the provisions of ASC 805 did not affect the Company’s historical consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), as codified in FASB ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material impact on the consolidated financial statements.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

On January 1, 2009, concurrent with the adoption of ASC 805, the Company also adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ( SFAS 160), as codified in FASB ASC topic 810, Consolidation (ASC 810). ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. The adoption of ASC 810 affected the Company’s presentation of the minority interest in Symphony Vida.

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

As part of a series of related agreements with Symphony ViDA Holdings LLC, on October 1, 2008, Symphony Holdings, Inc. purchased $15,000,000 worth of shares of common stock at a price of $1.11 per share, which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on September 30, 2008, via a direct investment. (See Note 1 for complete details).

On July 2, 2009, the Company, Holdings and ViDA entered into a series of related agreements pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, OXiGENE and Holdings also entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement” and together with the Amended and Restated Purchase Option Agreement, the “Transaction Documents”). Under the Amended Purchase Option Agreement, OXiGENE issued 10,000,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA. (See Note 1 for complete details).

3.	Subsequent Events

On October 15, 2009, OXiGENE announced the Company has entered into a definitive merger agreement to acquire VaxGen in exchange for common stock of OXiGENE. Upon closing of the transaction, VaxGen would have become a wholly-owned subsidiary of OXiGENE, and VaxGen stockholders would have become stockholders of OXiGENE. At the closing of the transaction, OXiGENE was to issue approximately 15.6 million shares of common stock in exchange for all outstanding shares of VaxGen’s common stock. The number of shares issued at closing was to be subject to adjustment if VaxGen’s net cash was greater or less than approximately $33.2 million.

At the special meeting of stockholders of OXiGENE held February 3, 2010 the issuance of shares of OXiGENE common stock pursuant to the merger agreement with VaxGen, Inc. and all other proposals were adopted including increasing the authorized number of shares of the Corporation’s Common Stock from 150,000,000 to 175,000,000. At the special meeting of stockholders of VaxGen, however, also held February 3, 2010, the necessary majority of the outstanding shares of VaxGen common stock did not vote in favor of adoption of the proposed merger agreement with OXiGENE. The proposed merger between OXiGENE and VaxGen will, therefore, not take place. OXiGENE notified VaxGen of the termination of the merger agreement on February 12, 2010.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

On February 11, 2010, OXiGENE announced a restructuring plan designed to focus its resources on the Company’s highest-value clinical assets and reduce its cash utilization. As part of the restructuring, OXiGENE is reducing its workforce, effective immediately, by 20 employees or approximately 49%. OXiGENE is offering severance benefits to the terminated employees and anticipates recording a charge of approximately $600,000, primarily associated with personnel-related termination costs, which will be recognized in the first quarter of 2010. Substantially all of the charge is expected to represent cash expenditures.

In February 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital, which was subsequently amended in February 2010. See “Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited in footnote 1.

On March 11, 2010 the Company entered into a definitive agreement with certain institutional investors to sell shares of its Common Stock and, separately, a series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.

The agreement includes the sale of 6,578,945 shares of Common Stock and warrants as follows: (1) Series A Warrants to purchase 6,578,945 shares of Common Stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; and (2) Short-Term Series B Warrants to purchase 6,578,945 shares of Common Stock, which will be exercisable at a per share exercise price of $1.14 on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the transaction, and shall expire on the later of three months from the effective date of the registration statement to be filed to register the resale by investors of the shares issued in this transaction and seven months from the closing date. The investors will also have the right to receive a Series C Warrant for every Series B Warrant that they exercise, which would be exercisable on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14. The warrants have exercise prices that are subject to adjustment under certain circumstances and contain anti-dilution provisions. In addition, the Company will be required to issue additional shares of Common Stock to the investors in the event that the price per share of the Common Stock is less than the price paid in this offering during a specified period following the later of the date on which the shareholders approve the transaction and the earlier of the date on which the investors’ securities have been registered for resale or are able to be sold without restriction under Rule 144 under the Securities Act of 1933, as amended.

4.	Stockholders’ Equity

In February 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40,000,000 of the Company’s common stock over a three-year period. As part of the CEFF, the Company entered into a Common stock purchase agreement and registration rights agreement with Kingsbridge, and issued a warrant to Kingsbridge to purchase up to 250,000 shares of OXiGENE’s common stock at an exercise price of $2.74 per share, which represents a 25% premium over the average of the closing prices of OXiGENE’s common stock during the 5 trading days preceding the signing of the Common Stock Purchase Agreement. The Warrant is fully exercisable beginning six months after February 19, 2008 and for a period of five years thereafter, subject to certain conditions. During the second quarter of 2008, the Company issued to Kingsbridge 635,000 shares of its common stock under the CEFF, for gross proceeds estimated at $894,000.

As part of a series of related agreements with Symphony Capital LLC, or “Symphony”, Symphony ViDA, Inc., or “ViDA”, Symphony ViDA Holdings LLC, or “Holdings” and related entities, Holdings purchased 13,513,514 shares of common stock at a price of $1.11 per share, which was equal to the closing price of the

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Company’s common stock on the NASDAQ Global Market on September 30, 2008, via a direct investment of $15,000,000.

The original Purchase Option Agreement with Symphony provided for the exclusive right, but not the obligation, for the Company to repurchase both the ophthalmology and OXi4503 programs by acquiring 100% of the equity of ViDA at any time between October 2, 2009 and March 31, 2012. In consideration for the Purchase Option, the Company issued to Holdings 3,603,604 shares of its common stock with a value of $4,000,000 and paid approximately $1,750,000 for structuring fees and related expenses to Symphony Capital.

On July 2, 2009, the Company, Holdings and ViDA entered into a series of related agreements pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, OXiGENE and Holdings also entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement” and together with the Amended and Restated Purchase Option Agreement, the “Transaction Documents”).

Under the Amended Purchase Option Agreement, OXiGENE issued 10,000,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA held by Holdings. The Company re-acquired all of the rights to the ZYBRESTAT for ophthalmology and OXi4503 programs that had been licensed to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to OXiGENE. After exercising the purchase option, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE.

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

The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000. Of this amount, approximately $4,055,000 of the proceeds was associated with the fair value of the warrants issued as part of the transaction and was recorded as a liability instrument.

Common Stock Reserved for Issuance

As of December 31, 2009, the Company has reserved approximately 6,072,000 shares of its common stock for issuance in connection with stock options and 5,876,000 shares in connection with warrants.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Income Taxes

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $180,940,000 for U.S. income tax purposes, which will begin to expire in 2021 and state operating loss carry-forwards of $87,390,000 in Massachusetts that begin expiring in 2009 and $23,018,000 in California that begins to expire in 2028. The Company also had tax credits of $2,936,000 related to federal and state research and development activities which begins to expire in 2021. The Company recorded a capital loss carryover of approximately $4,000,000 that generated a deferred tax asset of $1,592,000.

The future utilization of the net operating loss carry-forwards and credit carryforwards may be subject to an annual limitation due to ownership changes that could have occurred in the past or that may occur in the future under the provisions of IRC Section 382 or 383. Realization of the deferred tax assets is uncertain due to the historical losses of the Company and therefore a full valuation allowance has been established.

Components of the Company’s deferred tax assets (liabilities) at December 31, 2009 and 2008 are as follows: (Amounts in thousands)

	2009	2008

Deferred Tax Assets (DTA)
Net operating loss carry-forwards	$67,923	$62,152
Stock-based awards	1,205	1,050
Research & development credits	2,183	1,437
Capital loss carryforward	1,592	—
Other	445	243

Deferred tax asset	73,348	64,882
Valuation allowance	(73,348)	(64,882)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $8,466,000 and approximately $9,612,000 for the years ended December 31, 2009 and 2008, respectively, due primarily to the increase in net operating loss carry-forwards. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more likely be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2008, because realization of any future tax benefit was not considered more likely than not to happen.

The Company’s effective tax rate for the years ended December 31, 2009 and 2008 is 0% percent. This differs from the statutory rate of 34% primarily due to the Company’s reporting of the valuation allowance and the recognition of additional federal and state research and development tax credits.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

We account for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 (as codified ASC 740), were adopted by the Company on January 1, 2007. The implementation of ASC 740 did not have a material impact on the Company’s financial position, cash flows or results of operations. At December 31, 2009 and 2008, the Company had no unrecognized tax benefits.

Tax years still subject to examination for the Federal return and the state of Massachusetts and California returns include all prior years due to the existence of net operating loss carryforwards.

6.	Commitments and Contingencies

Leases

In September 2003, the Company executed a lease for approximately 4,000 square feet at its Waltham, Massachusetts headquarters. In May 2005, the Company executed a lease for an additional 6,000 square feet and in June 2006, the Company executed a lease for an additional 3,000 square feet of office space at its Waltham, Massachusetts location. In October 2008, the Company exited, without cost, 2,000 square feet in Waltham, Massachusetts. The lease term for the remaining 11,000 square feet of space in Waltham expired in May 2009.

The Company did not renew the term of this lease and moved into a smaller facility leasing 3,900 square feet in Waltham beginning in June 2009. The Company continues to lease space at its former headquarters in Watertown Massachusetts and executed a sublease for the space for a period of time that coincides with the term of this lease. Both the lease and sublease expire at the end of November 2010.

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

The following table summarizes the rent expense by location for 2009, 2008 and 2007 (Amounts in thousands)

	2009	2008	2007

Massachusetts	$170	$480	$370
California	$442	311	48
Oxford, UK	$50	46	60

Total rent	$662	$837	$478

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

	Gross	Receipts From	Net
	Commitments	Sublease	Comittments

2010	$795	$(233)	$562
2011	$543	$—	$543
2012	$526	$—	$526
2013	$135	$—	$135
Thereafter	$—	$—	$—

	$1,999	$(233)	$1,766

Litigation

Beginning on October 23, 2009, several putative stockholder class action lawsuits were filed against VaxGen, members of the VaxGen board of directors, OXiGENE and OXiGENE Merger Sub, Inc. in the Superior Court of California, County of San Mateo. The actions, first served on VaxGen on November 4, 2009, styled Jensen v. Panek et al., William Ming v. VaxGen, Inc. et al. and Lisa Hawes v. VaxGen, Inc. et al., allege, among other things, that the members of the VaxGen board of directors violated their fiduciary duties by failing to maximize value for VaxGen’s stockholders when negotiating and entering into the merger agreement between OXiGENE and VaxGen. The lawsuits were consolidated into one class action suit on January 13, 2010. The complaints also allege that OXiGENE and VaxGen aided and abetted those purported breaches. In light of the termination of the merger agreement, OXiGENE expects this lawsuit to be dismissed in due course.

7.	Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount of the Company match. In 2009 and 2008, the Company match was $0 and $92,000, respectively.

8.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008: (Amounts in thousands)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

License revenue	$—	$—	$—	$—
Net loss attributed to OXiGENE, Inc.	(5,552)	(5,273)	(16,858)	(7,428)
Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.12)	$(0.11)	$(0.29)	$(0.12)

	March 31,	June 30,	September 30	December 31,
	2008	2008	2008	2008

License revenue	$—	$—	$12	$—
Net loss attributed to OXiGENE, Inc.	(5,445)	(7,048)	(7,108)	(1,800)
Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.19)	$(0.25)	$(0.25)	$(0.05)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. X
4.1	Specimen Common Stock Certificate.*
4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.7	Form of Five-year Warrant, dated as of July 15, 2009. €€
4.8	Form of Short-term Warrant, dated as of July 15, 2009. €€
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.3	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C. ###
10.4	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.5	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@
10.6	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.7	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@
10.8	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.9	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #
10.10	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.11	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.12	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &
10.13	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.14	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@

Exhibit
Number	Description

10.15	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.16	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.17	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer a Trust Company . !!
10.18	OXiGENE 2005 Stock Plan. !!!@
10.19	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.20	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.21	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.22	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.23	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.24	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.25	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.26	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.27	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.28	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.29	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.30	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.31	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.32	Form of Indemnification Agreement between the Company and its Directors.§§@
10.33	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. X@
10.34	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@
10.35	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008. §§@
10.36	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008. §§§@
10.37	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.38	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008. §§§§@
10.39	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.40	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008. §§§§@
10.41	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.42	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@

Exhibit
Number	Description

10.43	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §§§§+++
10.44	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008. §§§§+++
10.45	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.46	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.47	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@
10.48	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.49	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.50	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.51	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.52	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £
10.53	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.54	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.55	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.