Form 10-K/A
period 2009-12-31
OXIGENE INC
filed 2010-04-29
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 27, 2010, the aggregate number of outstanding shares of common stock of the registrant was 69,652,750.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends OXiGENE, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 16, 2010, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications and the addition of certain agreements and warrants as exhibits 4.10-4.16, 10.39 and 10.62-10.64.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to OXiGENE, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our Board of Directors currently consists of seven members, including four members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Under our by-laws, the number of members of our Board of Directors is fixed from time to time by the Board of Directors, and directors serve in office until the next annual meeting of stockholders and until their successors have been elected and qualified.

The following information with respect to each director has been furnished to us by that director. The ages of the directors are as of February 28, 2010.

ROY HAMPTON FICKLING

Age:	44

Director Since:	2007

Principal Occupation:	Mr. Fickling has been the owner and President of Fickling & Company, Inc., a Macon, Georgia-based regional real estate development, brokerage, management and consulting firm, since October 1993.

Business Experience:	Mr. Fickling was a founding Director of Rivoli Bank & Trust, of Macon and of Beech Street, U.K., Ltd. of London, England, an international healthcare administration firm. He was a major shareholder and advisor to Beech Street Corporation, the largest private PPO network, prior to its acquisition by Concentra, Inc. in 2005. Prior to forming Fickling & Company, Mr. Fickling was employed by Charter Medical Corporation where he worked in the administration of both a medical surgical hospital and a psychiatric hospital. Mr. Fickling holds a B.A. in Business Administration from the University of Georgia.

Other Directorships:	Mr. Fickling is a member of the board of directors of Piedmont Community Bank (public), and also serves on the board of directors of several closely held investment and operating companies.

Director Qualifications:	The Board highly values Mr. Fickling’s experiences in financial, consulting, healthcare administration, and real estate matters, developed in the course of his career as a senior executive in those industries. The Board believes that these experiences and skills are invaluable characteristics that Mr. Fickling brings to his Board service, and led to the Board’s conclusion that Mr. Fickling should be a member of the Board of Directors.

TAMAR D. HOWSON

Age:	61

Director Since:	2010

Principal Occupation:	Ms. Howson is currently a Partner with JSB-Partners, a transaction advisory firm serving the life sciences industry.

Business Experience:	Ms. Howson formerly served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals. Prior to Lexicon, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb. During her tenure there, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. Earlier, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham. She also managed SR One Ltd., the $100 million venture capital fund of SmithKline Beecham. Ms. Howson has served as an independent business consultant and adviser to companies both in the United States and in Europe. She held the position of Vice President, Venture Investments at Johnston Associates, a venture capital firm, and earlier as Director of Worldwide Business Development and Licensing for Squibb Corporation. Ms. Howson received her M.B.A. in finance and international business from Columbia University. Educated as a chemical engineer, she holds a M.S. from the City College of New York and a B.S. from the Technion in Israel.

Other Directorships:	Ms. Howson currently serves on the boards of Idenix Pharmaceuticals, Inc. (Nasdaq:IDIX), a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases, and S*Bio Pte Ltd. She also serves as a consultant to Pitango Venture Fund and is a member of the advisory board to Triana Venture Partners. She previously served on the boards of Ariad Pharmaceuticals, SkyePharma, NPS Pharma, Targacept, and HBA.

Director Qualifications:	The Board highly values Ms. Howson’s significant business development and life sciences industry expertise, developed through her career as a senior professional at several leading pharmaceutical companies. The Board believes that these characteristics uniquely qualify Ms. Howson to serve as a director of the Company and led to the Board’s conclusion that she should be a member of the Board of Directors.

MARK KESSEL

Age:	68

Director Since:	2008

Principal Occupation:	Mr. Kessel, a Managing Director of Symphony Capital LLC, co-founded Symphony in 2002 and is widely recognized as the leader in structuring product development investments for the biopharmaceutical industry.

Business Experience:	Mr. Kessel was formerly the Managing Partner of Shearman & Sterling LLP, with day-to-day operating responsibility for this large international law firm. He received a B.A. with honors in Economics from the City College of New York and a J.D. magna cum laude from Syracuse University College of Law. Mr. Kessel has written on financing for the biotech industry for Nature Reviews Drug Discovery, Nature Biotechnology and other publications, and on issues related to governance and audit committees for such publications as The Wall Street Journal, Financial Times, The Deal and Euromoney.

Other Directorships:	Mr. Kessel is a director and Chairman of Symphony Icon, Inc., and a director of Symphony Dynamo, Inc., all Symphony portfolio companies. In addition, Mr. Kessel is a director of the Global Alliance for TB Drug Development, Fondation Santé and the Biotechnology Industry Organization.

Director Qualifications:	The Board believes that Mr. Kessel’s leadership and expertise in matters of strategic transactions and financing for life sciences companies, coupled with his extensive executive management experience leading one of the world’s premier professional services organizations, uniquely qualify Mr. Kessel to serve as a director of the Company and led to the Board’s conclusion that Mr. Kessel should be a member of the Board of Directors.

PETER J. LANGECKER, M.D., PH.D.

Age:	59

Director Since:	2010

Principal Occupation:	Dr. Langecker joined OXiGENE as Executive Vice President and Chief Development Officer in June 2009 and was appointed Chief Executive Officer in October 2009.

Business Experience:	Dr. Langecker served as Chief Medical Officer of DURECT Corporation from May 2006 until June 2009. Prior to joining DURECT, Dr. Langecker served as Chief Medical Officer and Vice President of Clinical Affairs at Intarcia Therapeutics, Inc. from October 1999 to April 2006. Prior to that, Dr. Langecker was Vice President of Clinical Affairs at Sugen, Inc. from 1997 to 1999, Vice President, Clinical Research at Coulter Pharmaceuticals from 1995 to 1997 and Director of Clinical Research, Oncology, at Schering-Plough from 1992 to 1995. Previously, Dr. Langecker worked as a Project Physician-Central Medical Advisor, Oncology at Ciba-Geigy (now Novartis) in Basel, Switzerland. He received his M.D. degree and his doctorate in medical sciences from the Ludwig-Maximilians University in Munich.

Director Qualifications:	The Board believes that Dr. Langecker’s medical and scientific training, developed through his extensive career as a life sciences industry executive, uniquely qualify Dr. Langecker to serve as a director of the Company and led to the Board’s conclusion that Dr. Langecker should be a member of the Board of Directors.

WILLIAM D. SCHWIETERMAN, M.D.

Age:	51

Director Since:	2007

Principal Occupation:	Dr. Schwieterman has been an independent consultant to biotech and pharmaceutical companies specializing in clinical development since July 2002.

Business Experience:	Dr. Schwieterman is a board-certified internist and a rheumatologist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

Director Qualifications:	The Board believes that Dr. Schwieterman’s medical training and his expertise with regulatory matters involving the Food and Drug Administration and the clinical trials process, are invaluable skills that Dr. Schwieterman brings to his Board service, and led to the Board’s conclusion that Dr. Schwieterman should be a member of the Board of Directors.

WILLIAM N. SHIEBLER

Age:	67

Director Since:	2002; Chairman of the Board since May 2009

Principal Occupation:	Mr. Shiebler is a principal in two family investment businesses — Tree Tops Investment LLC and Tree Tops Corporation LLC.

Business Experience:	From March 2002 to March 2007, Mr. Shiebler was the Advisory Vice Chairman and CEO of the Americas of Deutsche Asset Management, the asset arm of Deutsche Bank. Prior to joining Deutsche Bank, Mr. Shiebler was the President and CEO of Putnam Mutual Funds and prior to that he was President and COO of Dean Witter’s Intercapital Division.

Other Directorships:	Mr. Shiebler is a non-executive Chairman and a Director of Nextalk, Inc. (private) as well as an advisory board member of several corporations. Mr. Shiebler is currently chairman of the Park City Center for Public Policy, and a Trustee of the U.S. Ski and Snowboard Team Foundation, among other charitable and community organizations. Previously, Mr. Shiebler was a trustee or director of a number of other corporate and community organizations, including the Salt Lake Olympic Committee and Kean University. Mr. Shiebler was also a member of the Presidential Commission on Medicaid.

Director Qualifications:	The Board believes that Mr. Shiebler’s financial acumen, executive leadership skills, and his extensive experience developed in the course of his career as a senior executive in the financial services industry, uniquely qualify Mr. Shiebler to serve as a director of the Company and led to the Board’s conclusion that Mr. Shiebler should be a member of the Board of Directors.

ALASTAIR J.J. WOOD, M.D.

Age:	63

Director Since:	2008

Principal Occupation:	Dr. Wood, a Managing Director of Symphony Capital LLC, has worked with Symphony since its inception, initially as Chairman of Symphony’s Clinical Advisory Council, and joined the firm full-time in September 2006 as a Managing Director.

Business Experience:	Prior to joining Symphony Capital LLC full-time, Dr. Wood completed more than 30 years at Vanderbilt University School of Medicine, most recently as Associate Dean of External Affairs, where he was also Attending Physician and Tenured Professor of Medicine and Pharmacology. Dr. Wood is currently Professor of Medicine (courtesy appointment) and Professor of Pharmacology (courtesy appointment) at Weill Cornell Medical School, appointments served in an unpaid capacity. Dr. Wood has written or co-authored more than 300 scientific papers and won numerous honors including election to the National Academy of Sciences’ Institute of Medicine. He was until 2006 the chairman of the FDA’s Nonprescription Drugs Advisory Committee, and recently chaired the FDA Advisory Committee on Cox-2 inhibitors. He previously served as a member of the Cardiovascular and Renal Advisory Committee of the FDA, and the FDA’s Nonprescription Drugs Advisory Committee. Dr. Wood has been a member of and chaired National Institutes of Health study sections, served on the editorial boards of four major journals, and between 1992 and 2004 was the Drug Therapy Editor of The New England Journal of Medicine. Most recently, he was named to the Board of the Critical Path Institute. He earned his medical degree at the University of St. Andrews.

Other Directorships:	Dr. Wood is a director of Symphony Evolution, Inc. and a member of the Development Committees of Symphony Dynamo, Inc., Symphony Allegro, Inc. and Symphony Icon, Inc., all Symphony portfolio companies.

Director Qualifications:	The Board believes that Dr. Wood’s medical training and expertise, combined with his prior service as a member of several advisory committees to the Food and Drug Administration, uniquely qualify Dr. Wood to serve as a director of the Company and led to the Board’s conclusion that Dr. Wood should be a member of the Board of Directors.

BOARD AND COMMITTEE MEETINGS

During 2009, the Board of Directors held fifteen meetings. In addition, the Board of Directors has established three committees whose functions and current members are noted below. The Audit Committee, the Compensation Committee and the Nominating and Governance Committee (collectively, the “Board Committees”) are committees of the Board of Directors and consist solely of members of the Board of Directors. The Board Committees met a total of six times in 2009. Each director during 2009 attended 75% or more of the aggregate number of meetings of the Board of Directors and Board Committees on which he served during 2009. The Board has also adopted a policy under which each member of the Board is required to make every effort to attend each annual meeting of our stockholders. All members of our Board of Directors during 2009, except for Dr. Laffer and Mr. Schwieterman, attended our annual meeting of stockholders in 2009.

Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market (“NASDAQ”): Roy H. Fickling, Tamar D. Howson, William D. Schwieterman and William N. Shiebler.

Audit Committee.  During 2009, the Audit Committee consisted of Messrs. Arthur B. Laffer (Chairman), Roy H. Fickling and William N. Shiebler. During 2009, the Audit Committee held five meetings. Dr. Laffer resigned from the Board of Directors on March 11, 2010. Currently, the Audit Committee consists of William N. Shiebler (Chairman), Roy H. Fickling and Tamar D. Howson. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accounting firm, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Board has determined that William N. Shiebler is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Board of Directors has adopted a charter for the Audit Committee, which is reviewed and reassessed annually by the Audit Committee. A copy of the Audit Committee’s written charter is publicly available on our website at www.oxigene.com.

Securities and Exchange Commission rules require that we disclose our compliance with NASDAQ listing standards regarding the independence of our Audit Committee members and inclusion in the Audit Committee of any non-independent director. Currently, all of our Audit Committee members are independent as defined under NASDAQ listing standards.

Compensation Committee.  During 2009, the Compensation Committee consisted of Messrs. Arthur B. Laffer (Chairman), Roy H. Fickling, William N. Shiebler and Dr. William D. Schwieterman, M.D. Dr. Laffer resigned from the Board of Directors on March 11, 2010. During 2009, the Compensation Committee held one meeting. Currently, the Compensation Committee consists of Roy H. Fickling (Chairman) and William N. Shiebler. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, appropriate compensation levels for our Chief Executive Officer, which are determined without the Chief Executive Officer present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. The Compensation Committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation. Each year, the Compensation Committee reviews and assesses the three main components of each named executive officer’s compensation: base salary, incentive compensation and equity compensation. Adjustments to base salary are generally only made when there has been a change in the scope of the responsibilities of the named executive officer or when, based on a review of the base salary component of executive officers in companies of a similar size and stage of development, the Committee members believe that an adjustment is warranted in order to remain competitive. Each year, the executive management of the Company determines and agrees with the Compensation Committee on its corporate goals and objectives for the ensuing year. At the end of each year, the attainment of each objective is assessed and incentive awards are made to each executive based on his contribution to achieving the objectives and at a percentage of base salary outlined in the executive’s employment agreement. In addition, equity compensation is reviewed annually. Awards are made based on either provisions of an executive’s employment agreement, or an assessment of each executive’s equity compensation position relative to the Company’s other executives. All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available on our website at www.oxigene.com.

Compensation Committee Interlocks and Insider Participation.  Our Compensation Committee currently consists of Messrs. William N. Shiebler and Roy H. Fickling. Neither of these directors are or have been employed by us.

Nominating and Governance Committee.  During 2009, the Nominating and Governance Committee consisted of Messrs. William N. Shiebler (Chairman), Roy H. Fickling and Arthur B. Laffer. Dr. Laffer resigned from the Board of Directors on March 11, 2010. During 2009, the Nominating and Governance Committee did not meet. Currently, the Nominating and Governance Committee consists of William D. Schwieterman (Chairman), Tamar D. Howson and William N. Shiebler. This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. All members of the Nominating and Governance Committee qualify as independent under the definition promulgated by NASDAQ. The Nominating and Governance Committee may consider candidates recommended by stockholders, as well as from other sources, such as current directors or officers, third-party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the biotechnology industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2011 annual meeting of stockholders using the procedures set forth in the Company’s by-laws, it must follow the procedures described below in “Stockholder Proposals and Nominations for Director.” If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Chairman of the Nominating and Governance Committee by mail at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080. The Nominating and Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship of the Board and its committees. A copy of the Nominating and Governance Committee’s written charter is publicly available on our website at www.oxigene.com.

Board of Directors Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having a non-employee director serve as Chairman is in the best interest of the Company’s stockholders at this time. The Board believes this leadership structure enhances the Board’s oversight of, and independence from, Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance compared to a combined Chairman/Chief Executive Officer leadership structure.

Mr. Shiebler has served as non-executive Chairman of the Board of Directors since 2009. The Chairman of the Board of Directors provides leadership to the Board and works with the Board to define its activities and the calendar for fulfillment of its responsibilities. The Chairman of the Board of Directors approves the meeting agendas after input from management, facilitates communication among members of the Board and presides at meetings of our Board and stockholders.

The Chairman of the Board of Directors, the Chairman of the Audit Committee, the Chief Executive Officer and the other members of the Board work in concert to provide oversight of our management and affairs. The leadership of Mr. Shiebler fosters a culture of open discussion and deliberation, with a thoughtful evaluation of risk, to support our decision-making. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the Board, Mr. Shiebler also works to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.

The Board of Directors’ Role in Risk Oversight

The Board plays an important role in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board and its committees. In particular, the Board administers its risk oversight function through (1) the review and discussion of regular periodic reports to the Board and its committees on topics relating to the risks that we face, (2) the required approval by the Board (or a committee of the Board) of significant transactions and other decisions, (3) the direct oversight of specific areas of our business by the Audit and Compensation committees, and (4) regular periodic reports from our auditors and outside advisors regarding various areas of potential risk, including, among others, those relating to our internal control over financial reporting. The Board also relies on management to bring significant matters impacting us to the Board’s attention.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for discussing the guidelines and policies that govern the process by which our exposure to risk is assessed and managed by management. As part of this process, the Audit Committee discusses our major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition, we, under the supervision of the Audit Committee, have established procedures available to all employees for the anonymous and confidential submission of complaints relating to any matter to encourage employees to report questionable activities directly to our senior management and the Audit Committee.

Because of the role of the Board in risk oversight, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to our operations. The Board believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (650) 635-7000. However, any stockholders who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should submit his or her questions to the appropriate director using the contact information and instructions for this purpose set forth on the Company’s website at www.oxigene.com. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings

•	resumes and other forms of job inquiries

•	surveys

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

EXECUTIVE OFFICERS OF THE COMPANY

See “Board of Directors” above for the biography of our Chief Executive Officer, Peter J. Langecker.

David Chaplin, Ph.D., 54, has served as our Chief Scientific Officer and Head of Research and Development since July 2000. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990.

James B. Murphy, 53, was appointed as our Vice President and Chief Financial Officer in March 2004. From 2001 until May 2003, Mr. Murphy was Vice President of Finance for Whatman Inc., of Marlborough, Massachusetts, a subsidiary of U.K.-based Whatman plc (LSE: WHM), a publicly traded manufacturer of filtration and separation products for the pharmaceutical industry. From 1994 through 2001, Mr. Murphy worked at HemaSure (NASDAQ: HMSR), a spin-off of Sepracor, Inc., serving as the company’s Senior Vice President of Finance and Administration, and later as Senior Vice President and Chief Financial Officer. From 1990 to 1994, he was Corporate Controller at Sepracor (NASDAQ: SEPR), a diversified pharmaceutical, medical device and biotechnology products company based in Marlborough, Massachusetts. Mr. Murphy holds a B.A. in economics and accounting from the College of the Holy Cross and is registered as a Certified Public Accountant.

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The text of the code of conduct and ethics has been filed as an exhibit to our Annual Report on Form 10-K. A copy of the code of conduct and ethics is also publicly available on our website at www.oxigene.com. Disclosure regarding any amendments to, or waivers from provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the NASDAQ Stock Market.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission and us initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other of our equity securities. For these purposes, the term “other equity securities” would include options granted under our 2005 Stock Plan. To our knowledge, based solely on a review of the forms and written representations received by us from our Section 16 reporting persons, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to the reporting persons were properly and timely satisfied, except for the late filing of one Form 4 reporting 13 transactions and one Form 4 reporting one transaction by Mr. Fickling, one Form 4 reporting 12 transactions and one Form 4 reporting one transaction by Dr. Laffer, one Form 4 reporting ten transactions and one Form 4 reporting one transaction by Dr. Schwieterman, and one Form 4 reporting ten transactions by Mr. Shiebler.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007 to (1) our current Chief Executive Officer, (2) our former Chief Executive Officer and (3) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2009.

				Stock	Option	All Other
				Awards	Awards ($)	Compensation ($)
Name	Year	Salary ($)	Bonus ($)	($)(1)	(1)	(2)	Total ($)

David Chaplin(3)	2009	$282,220	$—	$74,298	$27,530	$—	$384,048
Vice President and Chief Scientific Officer	2008	$334,409	$—	$98,327	$45,884	$—	$478,620
Peter Langecker(4)	2009	$236,923	$—	$—	$41,926	$464	$279,313
Chief Executive Officer	2008	$—	$—	$—	$—	$—	$—
James Murphy	2009	$245,000	$—	$37,151	$63,244	$663	$346,058
Vice President and Chief Financial Officer	2008	$245,000	$—	$49,158	$64,923	$2,327	$361,408
John Kollins(5)	2009	$222,767	$—	$—	$38,340	$148,340	$409,447
Former Chief Executive Officer	2008	$272,085	$—	$—	$84,687	$360	$357,132

(1)	See Note 1 to our Condensed Consolidated Financial Statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for details as to the assumptions used to determine the fair value of each of the stock awards and option awards set forth in this table, and Note 3 describing all forfeitures during fiscal year 2009. See also our discussion of stock-based compensation in our Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

(2)	Other Compensation in 2008 for Mr. Murphy includes the reimbursement of fees and costs associated with providing corrected wage and earnings statements for prior years related to restricted stock compensation reporting.

(3)	Dr. Chaplin’s employment agreement provides that his salary be paid in British Pounds. The salary amounts presented above represent his annual salary of £180,257 converted into U.S. dollars at the average monthly conversion rate for the year presented.

(4)	Dr. Langecker commenced employment in June 2009 as Executive Vice President and Chief Development Officer. In October 2009 he was appointed as Chief Executive Officer.

(5)	Mr. Kollins terminated his employment with OXiGENE effective October 7, 2009. His separation agreement provides for a severance payment of $350,000, payable over one year in 26 equal installments. As of December 31, 2009, $148,077 of Mr. Kollins’ severance has been paid and is included in Other Compensation for him in 2009.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with David Chaplin.  In July 2000, we entered into an employment agreement with Dr. Chaplin, our Chief Scientific Officer and Head of Research and Development. Effective in January 2007, Dr. Chaplin’s employment agreement was amended such that he currently receives an annual base salary of £180,257 per year (or $290,666, using January 1, 2010 exchange rates). In 2009, Dr. Chaplin’s employment agreement was further amended to (1) set the period for which Dr. Chaplin would be paid in the event of his termination of employment other than for cause of with good reason at sixteen (16) months and (2) provide for the immediate vesting of all stock options, stock appreciation rights, restricted stock and other incentive compensation granted to him in the event of a change in control. We may terminate the employment agreement on six months’ prior notice, and Dr. Chaplin may terminate the agreement on six months’ prior notice. OXiGENE may also terminate the agreement without prior notice for “cause,” as defined in the agreement. If Dr. Chaplin’s employment is terminated by OXiGENE other than for cause, or in a case of a “termination with good reason,” as defined in the agreement, Dr. Chaplin will be entitled to receive a payment of sixteen (16) months of his then-current base salary, and all stock options and other incentive compensation granted to Dr. Chaplin by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements. In the event of a termination other than for “cause” of Dr. Chaplin’s employment or a “termination with good reason” within one year following a change in control of OXiGENE, as such term is defined in the agreement, Dr. Chaplin will be entitled to receive a payment of twelve months’ then-current base salary plus any salary owed to him but unpaid as of the date of termination. In addition, all of Mr. Chaplin’s unvested equity compensation outstanding on the date of termination shall vest and remain exercisable in accordance with the terms of the applicable plan and related agreements and all stock options and other incentive compensation granted to Dr. Chaplin by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements.

Employment Agreement with Dr. Peter J. Langecker.  In June 2009, we entered into an employment agreement with Dr. Langecker with respect to his service as our Executive Vice President and Chief Development Officer. In October 2009, Dr. Langecker was appointed our Chief Executive Officer. Pursuant to his agreement, Dr. Langecker currently receives an annual base salary of $350,000 per year. In addition, Dr. Langecker may be awarded an annual bonus of up to 40% of his then-current annual base salary, at the sole discretion of OXiGENE, based on our assessment of his and OXiGENE’s performance. Pursuant to his employment agreement, on June 29, 2009, we granted to Dr. Langecker options to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.32 per share. The options shall vest in equal annual installments over four years beginning one year from the date of grant.

Dr. Langecker may terminate the agreement upon written notice to us. We may also terminate the agreement without prior written notice for cause, as defined in the agreement, as long as, in certain circumstances, we give Dr. Langecker a minimum period of 30 days to cure the act or omission constituting cause (if reasonably subject to cure), as described in the agreement. If Dr. Langecker’s employment is terminated by us for cause, or by Dr. Langecker without good reason (as defined in the agreement), we will pay to Dr. Langecker the amount of accrued obligations as of the date of such termination, consisting of accrued and unpaid salary, value of accrued vacation days, annual bonus related to the most recently completed calendar year if not already paid and amount of unreimbursed and incurred expenses. If Dr. Langecker’s employment is terminated by us other than for cause or Dr. Langecker’ disability, we will pay to Dr. Langecker the accrued obligations, as described above, an amount equal to 12 months of his then-current base salary, the annual bonus related to the most recently completed calendar year, if not already paid, and will also pay COBRA premiums, should Dr. Langecker timely elect and be eligible for COBRA coverage, for Dr. Langecker and his immediate family for 12 months (provided that OXiGENE shall have no obligation to provide such coverage if Dr. Langecker becomes eligible for medical and dental coverage with another employer).

If Dr. Langecker’ employment is terminated by us (other than for cause or Dr. Langecker’ disability) within one year following a change in control of the Company (as defined in the agreement), or by Dr. Langecker with good reason within one year following a change in control of the Company, we will pay to Dr. Langecker the accrued obligations, as described above, an amount equal to 12 months of his then-current base salary, the annual bonus related to the most recently completed calendar year, if not already paid, and will also pay COBRA premiums for a period of 12 months on the same conditions as described above. In addition, all of Dr. Langecker’ unvested equity compensation outstanding on the date of termination shall vest and remain exercisable in accordance with the terms of the applicable plan and related agreements. Dr. Langecker has also agreed not to engage in activities competitive with the Company during his employment and for a 12 month period following the termination of his employment. All payments made and benefits available to Dr. Langecker in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

Employment Agreement with James B. Murphy.  In February 2004, we entered into an employment agreement with Mr. Murphy, our Vice President and Chief Financial Officer and amended the agreement in January 2009. Pursuant to the agreement as amended, Mr. Murphy currently receives a base salary of $245,000 per year. We may terminate the agreement on thirty days’ prior notice, and Mr. Murphy may also terminate the agreement on thirty days’ prior notice. We may also terminate the agreement prior to the end of its term for “cause” as defined in the agreement. If Mr. Murphy’s employment is terminated by OXiGENE other than for cause, or in a case of a “termination with good reason,” as defined in the agreement, Mr. Murphy will be entitled to receive a payment of twelve months’ then-current base salary and the Company will also pay COBRA premiums, should Mr. Murphy timely elect and be eligible for COBRA coverage, for Mr. Murphy and his immediate family for 12 months (provided that OXiGENE shall have no obligation to provide such coverage if Mr. Murphy becomes eligible for medical and dental coverage with another employer). In addition, all stock options and other incentive compensation granted to Mr. Murphy by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements.

In the event of a termination other than for “cause” of Mr. Murphy’s employment or a “termination with good reason” within one year following a change in control of OXiGENE, as such term is defined in the agreement, Mr. Murphy will be entitled to receive a payment of twelve months’ then-current base salary plus any salary owed to him but unpaid as of the date of termination and the Company will also pay COBRA premiums, should Mr. Murphy timely elect and be eligible for COBRA coverage, for Mr. Murphy and his immediate family for 12 months (provided that OXiGENE shall have no obligation to provide such coverage if Mr. Murphy becomes eligible for medical and dental coverage with another employer). In addition, all of Mr. Murphy’s unvested equity compensation outstanding on the date of termination shall vest and remain exercisable in accordance with the terms of the applicable plan and related agreements and all stock options and other incentive compensation granted to Mr. Murphy by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements. All payments made and benefits available to Mr. Murphy in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

Employment and Separation Agreements with John A. Kollins.  In February 2007, we entered into an employment agreement with Mr. Kollins with respect to his service as our Senior Vice President and Chief Business Officer. In December 2008, in connection with the appointment of Mr. Kollins as our Chief Executive Officer, we amended the agreement. Pursuant to the amended agreement, Mr. Kollins received an annual base salary of $350,000 per year. In addition, Mr. Kollins was eligible to receive an annual bonus of 30% to 40% of his then-current annual base salary, at our sole discretion, based on our assessment of his and OXiGENE’s performance.

We entered into a separation agreement with Mr. Kollins on October 28, 2009. In accordance with Mr. Kollins’ employment agreement with us, dated February 28, 2007, as amended, and the separation agreement, Mr. Kollins will (i) receive a severance payment of $350,000, payable over one year in 26 equal installments, (ii) be reimbursed for premiums paid to continue group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, through the earlier of October 27, 2011, or the date on which Mr. Kollins becomes eligible for medical and dental coverage with another employer, and (iii) receive a one-time payment of $20,000 to cover legal fees and/or outplacement services. The separation agreement also provides for, among other things, specified ongoing obligations on Mr. Kollins’ part relating to maintenance of our confidential information.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2009, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

					Stock Awards
	Option Awards(1)				Number of
	Number of	Number of			shares or	Market Value of
	Securities	Securities			Units of	Shares or Units
	Underlying	Underlying	Option	Option	Stock That	of Stock That
	Unexercised Options	Unexercised Options	Exercise	Expiration	Have Not	Have Not
Name	Exerciseable #	Unexerciseable #	Price $	Date	Vested #	Vested (2) $

David Chaplin	45,000	—	$5.06	7/12/2010	20,000	$22,800
Vice President and	100,000	—	$2.24	3/15/2012
Chief Scientific Officer	100,000	—	$7.94	7/24/2013
	50,000	—	$5.03	7/28/2014
	12,500	12,500	$4.18	1/25/2017
	—	120,000	$0.65	1/20/2019
Peter Langecker	—	250,000	$2.32	6/29/2019	—	$—
Chief Executive Officer
James Murphy	75,000	—	$9.05	2/23/2014	10,000	$11,400
Vice President and	20,000	—	$5.03	7/28/2014
Chief Financial Officer	18,750	6,250	$3.51	6/14/2016
	25,000	25,000	$4.18	1/25/2017
	—	125,000	$0.65	1/20/2019
John Kollins(3)	50,000	—	$4.69	1/7/2010	—	$—
FormerChief Executive Officer

(1)	Option awards vest in equal annual installments over four years beginning on the first anniversary of the date of grant and the exercise price is the closing price of the Company’s common stock as quoted on the NASDAQ Global Market on the date of grant.

(2)	The market value of the stock awards is determined by multiplying the number of shares times $1.14, the closing price of our common stock on the NASDAQ Global Market on December 31, 2009, the last day of our fiscal year.

(3)	Mr. Kollins’ employment with us terminated effective October 7, 2009. Pursuant to Mr. Kollins’ separation agreement, he had until January 8, 2010 to exercise all vested options. Mr. Kollins did not exercise these options and such options were therefore forfeited.

Potential Payments Upon Termination or Change-In-Control

The Company has entered into certain agreements and maintains certain plans that may require the Company to make certain payments and/or provide certain benefits to named executive officers of the Company in the event of a termination of employment or a change of control of the Company. The following tables summarize the potential payments to each named executive officer assuming that one of the described termination events occurs. The tables assume that the event occurred on December 31, 2009, the last day of our fiscal year. On December 31, 2009, the last trading day of 2009, the closing price of our common stock as listed on the NASDAQ Global Market was $1.14 per share.

David Chaplin, Ph.D.

			Involuntary Not for
	Termination within		Cause Termination or
Executive Benefits and	12 months Following	Voluntary Termination	Termination by Executive	For Cause
Payments Upon Termination	Change in Control	by Executive or Death	with Good Reason	Termination

Base Salary	$270,669	$—	$360,891	$—
Annual Bonus (x% of Base Salary)	N/A	N/A	N/A	N/A
Acceleration of Vesting of Equity	100%	0%	0%	0%
Number of Stock Options and Value upon Termination	440,000	307,500	307,500	307,500
	$501,600	$350,550	$350,550	$350,550
Number of Shares of Vested Stock	125,000	125,000	125,000	125,000
Received and Value upon Termination	$142,500	$142,500	$142,500	$142,500
Relocation Reimbursement	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A
Post-Term Health Care	N/A	N/A	N/A	N/A
Excise Tax Gross Up	N/A	N/A	N/A	N/A

For purposes of Dr. Chaplin’s employment agreement, a “Change in Control” in our 1996 Stock Incentive Plan. For this purpose, “Change in Control” means the occurrence of either of the following events: (a) any “person” (as such term is used in Section 13(c) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company’s then outstanding voting securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.

Dr. Chaplin will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause” shall mean any of the following:

(a) the (i) continued failure by the executive to perform substantially his duties on behalf of OXIGENE if the executive fails to remedy that breach within ten (10) days of OXiGENE’s written notice to the executive of such breach; or (ii) material breach of any other provision of Dr. Chaplin’s employment agreement by the executive, if the executive fails to remedy that breach within ten (10) days of OXiGENE’s written notice to the executive of such breach; or

(b) any act of fraud, material misrepresentation or material omission, misappropriation, dishonesty, embezzlement or similar conduct against OXiGENE or any affiliate, or conviction of executive for a felony or any crime involving moral turpitude.

“Termination with Good Reason” shall mean termination following a material breach of Dr. Chaplin’s employment agreement by the Company, which breach remains uncured ten (10) days after written notice thereof is received by the Company.

Peter J. Langecker

			Involuntary Not
			for Cause
	Termination within	Voluntary	Termination or
Executive Benefits and Payments	12 months Following	Termination by	Termination by Executive with	For Cause
Upon Termination	Change in Control	Executive or Death	Good Reason	Termination	Disability

Base Salary	$350,000	$—	$350,000	$—	$—
Annual Bonus (x% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	250,000	—	—	—	—
Value upon Termination	$285,000	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months for Executive and family	N/A	Up to 12 months for Executive and family
	$27,048	$—	$27,048	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

A “Change in Control” as defined in Dr. Langecker’s employment agreement shall mean the occurrence during the term of his employment of the following:

(i) Ownership. Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of OXiGENE representing 50% or more of the total voting power represented by OXiGENE’s then outstanding voting securities (excluding for this purpose any such voting securities held by OXiGENE or its affiliates or by any employee benefit plan of OXiGENE) pursuant to a transaction or a series of related transaction which the Board of Directors does not approve; or

(ii) Merger/Sale of Assets. (A) A merger or consolidation of OXiGENE whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of OXiGENE outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by the voting securities of OXiGENE or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the stockholders of OXiGENE approve an agreement for the sale or disposition by OXiGENE of all or substantially all of OXiGENE’s assets; or

(iii) Change in Board Composition. A change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” shall mean directors who either (A) are directors of OXiGENE as of the date of this Agreement, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to OXiGENE).

Dr. Langecker will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause” shall mean any of the following:

(a) the Executive’s substantial failure to perform any of her duties hereunder or to follow reasonable, lawful directions of the Board or any officer to whom the Executive reports;

(b) the Executive’s willful misconduct or willful malfeasance in connection with his employment;

(c) the Executive’s conviction of, or plea of nolo contendre to, any crime constituting a felony under the laws of the United States or any state thereof, or any other crime involving moral turpitude;

(d) the Executive’s material breach of any of the provisions of the employment agreement, OXiGENE’s bylaws or any other agreement with OXiGENE; or

(e) the Executive’s engaging in misconduct which has caused significant injury to OXiGENE, financial or otherwise, or to OXiGENE’s reputation; or

(f) any act, omission or circumstance constituting cause under the law governing the employment agreement.

“Termination with Good Reason” shall mean:

(i) without the Executive’s express written consent, any material reduction in Executive’s title, or responsibilities compared to those prior to a Change in Control (as such term is defined in the employment agreement);

(ii) relocation of more than 60 miles;

(iii) without the Executive’s express written consent, a material reduction by OXiGENE in the Executive’s total compensation as in effect on the date hereof or as the same may be increased from time to time, provided that it shall not be deemed a material reduction if (a) the amount of Executive’s annual bonus is less than the amount of any previously awarded annual bonuses or (b) a benefit is amended and such amendment affects all eligible executive participants; or

(iv) OXiGENE breaches a material term of the employment agreement and such breach has remained uncured for a minimum of thirty (30) days after Executive has notified OXiGENE of breach. To be effective, such notice must be in writing and set forth the specific alleged Good Reason for termination and the factual basis supporting the alleged Good Reason.

All payments made and benefits available to Dr. Langecker in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

James B. Murphy

			Involuntary Not for
			Cause Termination or
	Termination within 12		Termination by
Executive Benefits and Payments	months Following	Voluntary Termination	Executive with	For Cause
Upon Termination	Change in Control	by Executive or Death	Good Reason	Termination

Base Salary	$245,000	$—	$245,000	$—
Annual Bonus (x% of Base Salary)	N/A	N/A	N/A	N/A
Acceleration of Vesting of Equity	100%	0%	0%	0%
Number of Stock Options and Value upon Termination	295,000	138,750	138,750	138,750
	$336,300	$158,175	$158,175	$158,175
Number of Shares of Vested Stock Received and Value upon Termination	40,000	40,000	40,000	40,000
	$45,600	$45,600	$45,600	$45,600
Relocation Reimbursement	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months for	N/A	Up to 12 months for	N/A
	Executive and family		Executive and family
	$21,996	$—	$21,996	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A

For purposes of Mr. Murphy’s employment agreement, a “Change in Control” in our 1996 Stock Incentive Plan. A “Change in Control” means the occurrence of either of the following: (a) any “person” (as such term is used in Section 13(c) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company’s then outstanding voting securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.

Mr. Murphy will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause” shall mean any of the following:

(a) the (i) continued failure by the executive to perform substantially his duties on behalf of OXIGENE if the executive fails to remedy that breach within ten (10) days of OXiGENE’s written notice to the executive of such breach; or (ii) material breach of any other provision of Mr. Murphy’s employment agreement by the executive, if the executive fails to remedy that breach within ten (10) days of OXiGENE’s written notice to the executive of such breach; or

(b) any act of fraud, material misrepresentation or material omission, misappropriation, dishonesty, embezzlement or similar conduct against OXiGENE or any affiliate, or conviction of executive for a felony or any crime involving moral turpitude.

“Termination with Good Reason” shall mean termination following a material breach of Mr. Murphy’s employment agreement by the Company, which breach remains uncured thirty (30) days after written notice thereof is received by the Company.

All payments made and benefits available to Mr. Murphy in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

John A. Kollins

We entered into a separation agreement with Mr. Kollins on October 28, 2009. In accordance with Mr. Kollins’ employment agreement with us, dated February 28, 2007, as amended, and the separation agreement, Mr. Kollins will (i) receive a severance payment of $350,000, payable over one year in 26 equal installments, (ii) be reimbursed for premiums paid to continue group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, through the earlier of October 27, 2011, or the date on which Mr. Kollins becomes eligible for medical and dental coverage with another employer, and (iii) receive a one-time payment of $20,000 to cover legal fees and/or outplacement services. The separation agreement also provides for, among other things, specified ongoing obligations on Mr. Kollins’ part relating to maintenance of our confidential information.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2009 to each of our directors.

		Stock
	Fees Earned or	Awards	Option	All Other
Name	Paid in Cash ($)	($)(1)	Awards ($)	Compensation ($)	Total ($)

Joel-Tomas Citron(2)	$33,333	$—	$—	$—	$33,333
Roy H. Fickling	$5,625	$63,443	$—	$—	$69,068
Mark Kessel	$—	$34,200	$—	$—	$34,200
Arthur Laffer(3)	$7,937	$70,193	$—	$—	$78,130
William D. Schwieterman	$6,281	$60,194	$—	$—	$66,475
William Shiebler	$175,181	$47,755	$—	$—	$222,936
Per-Olof Söderberg(2)	$4,625	$10,750	$—	$—	$15,375
Alastair J.J. Wood	$—	$34,200	$—	$—	$34,200

(1)	See Note 1 to our Consolidated Financial Statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for details as to the assumptions used to determine the fair value of each of the stock awards set forth in this table, and Note 3 describing all forfeitures during fiscal year 2009. See also our discussion of stock-based compensation in our Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

(2)	Messrs. Citron and Söderberg did not seek reelection to the Board of Directors at the 2009 annual meeting.

(3)	Effective March 11, 2010, Dr. Laffer resigned as a member of the Company’s Board of Directors.

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various Committees of our Board.

Fees.  Prior to fiscal 2003, directors received no cash compensation for serving on our Board of Directors or committees thereof. In July 2003, our directors adopted a director compensation plan. This plan was amended in October 2008. Under this plan, as amended, non-employee directors received an annual retainer of $15,000 plus $750 for attendance at each Board meeting. In addition, each Board Committee chairman received an annual retainer of $3,750, and each Committee member received $500 for attendance at each Committee meeting. This amended director compensation plan also provided that, effective January 1, 2009, each Board member may elect to receive their fees in common stock of the Company in lieu of cash upon notice of their intent to do so.

The Board of Directors adopted an amended and restated director compensation policy, effective January 1, 2010. In accordance with the policy, prior to the commencement of each calendar year, the Board of Directors establishes the number of shares of our common stock to be granted as the annual retainer for the upcoming calendar year for all outside directors. The annual retainer is paid in the form of semi-annual grants, under the OXiGENE, Inc. 2005 Stock Plan (the “Stock Plan”), of fully-vested shares of our common stock in the amount established by the Board of Directors for such calendar year. Shares of common stock to be issued to each outside director on the date of grant are automatically granted without further action by the Board of Directors or the Compensation Committee semi-annually on and as of January 2 and July 1, or the first business day thereafter. Shares granted pursuant to the policy have a purchase price equal to the par value of our common sock on the date of grant and are subject to the terms and conditions of the Stock Plan.

Beginning in May 2009, in lieu of the fees described above, Mr. Shiebler, the Chairman of our Board of Directors, in recognition of the level of services provided by Mr. Shiebler in his capacity as Chairman during an interim period following his assumption of the duties of Chairman, received $40,000 in cash for the first month of service, and received $20,000 in cash for each month thereafter during such interim period; $1,200 per month for secretarial expenses to be incurred by him; and an option to purchase 100,000 shares of our common stock, vesting in equal amounts over four years, starting one year from the date of grant, at an exercise price of $2.23 per share. Effective February 2010, Mr. Shiebler’s cash compensation was reduced to $10,000 per month.

Equity Incentives.  Under the terms of our 2005 Stock Plan, directors may be granted shares of common stock, stock-based awards and/or stock options to purchase shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2010, for (a) each of the executive officers named in the Summary Compensation Table on page 10 of this Form 10-K/A, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2010 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the tables. Except as indicated in footnotes to these tables, we believe that the stockholders named in these tables have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 69,609,750 shares of common stock outstanding on March 15, 2010.

	Number of Shares
	Beneficially Owned and	Percent of
	Nature of Ownership	Class %

David Chaplin(1)	476,850	*
Roy Fickling(2)	152,846	*
Mark Kessel(3)	27,182,118	39.0%
John Kollins(4)	—	*
Arthur Laffer(5)	519,232	*
Peter Langecker	—	*
Jim Murphy(6)	222,500	*
William Schwieterman(7)	129,208	*
William Shiebler(8)	377,002	*
Alastair J.J. Wood	65,000	*
All Current directors and executive officers as a group (8 persons)(9)	29,124,756	41.4%

*	Less than 1%.

(1)	Includes options to purchase 343,750 shares of common stock, which are exercisable within 60 days of March 15, 2010 (May 14, 2010).

(2)	Includes 20,000 shares of unvested restricted common stock granted in 2007, which vest in equal annual installments over a four-year period, all of which are subject to transfer and forfeiture restrictions.

(3)	Indicates 27,117,118 shares of common stock held by Symphony ViDA Holdings LLC. Mark Kessel is a Managing Member of Symphony GP LLC, which is the general partner of Symphony Capital GP, L.P., which is the general partner of Symphony Capital Partners, L.P., which is the manager of Symphony ViDA Holdings LLC.

(4)	Pursuant to Mr. Kollins’ stock option agreement, all of Mr. Kollins’ unvested options were forfeited on the effective date of his termination and his vested options, to the extent not exercised, were forfeited as of January 8, 2010.

(5)	Includes options to purchase 110,000 shares of common stock, which are exercisable within 60 days of March 15, 2010 (May 14, 2010).

(6)	Includes options to purchase 182,500 shares of common stock, which are exercisable within 60 days of March 15, 2010 (May 14, 2010).

(7)	Includes 20,000 shares of unvested restricted common stock granted in 2007, which vest in equal annual installments over a four-year period, all of which are subject to transfer and forfeiture restrictions.

(8)	Includes options to purchase 110,000 shares of common stock, which are exercisable within 60 days of March 15, 2010 (May 14, 2010).

(9)	Includes 40,000 shares of common stock subject to transfer restrictions, options to purchase 746,250 shares of common stock held by the directors and executive officers as a group and which are exercisable within 60 days of March 15, 2010 (May 14, 2010) and 40,000 shares of unvested restricted common stock, all of which were granted in 2007, which vest in equal annual installments over a four-year period, and which are subject to transfer and forfeiture restrictions.

As of March 15, 2010, the following is the only entity (other than our employees as a group) known to us to be the beneficial owner of more than 5% of our outstanding common stock.

	Number of Shares
	Beneficially Owned and
Name and Address of Beneficial Owner	Nature of Ownership	Percent of Class

Symphony ViDA Holdings LLC 7361 Calhoun Place Suite 325 Rockville, MD 20855	27,182,118	39.0%

The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders (the 1996 Stock Incentive Plan)	626,000	$7.20	—
Equity compensation plans approved by security holders (the 2005 Stock Plan)	1,272,750	$1.82	6,072,070
Equity compensation plans not approved by security holders	—	—	—

Total	1,898,750	$3.60	6,072,070

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves in advance all related-person transactions.

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

For as long as Symphony Capital LLC owns at least 10% of OXiGENE’s common stock, it has the right to appoint two members to OXiGENE’s Board of Directors, and has appointed Mr. Mark Kessel and Dr. Alastair Wood to serve as Directors pursuant to this right. OXiGENE also maintains its advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated.

Director Independence

Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market: Roy H. Fickling, Tamar D. Howson, William D. Schwieterman and William N. Shiebler.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2008, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2009	2008

Audit fees:(1)	$503,900	$263,700
Audit related:(2)	43,500	1,500
Tax Fees:(3)	17,200	31,500
All other fees:(4)	—	—

Total	$564,600	$296,700

(1)	Audit fees consisted of audit work performed in the preparation and audit of the annual financial statements, fees for the audit of the Company’s system of internal control over financial reporting, as well as the audit of management’s assessment of the effectiveness thereof, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements and statutory audits.

(2)	Audit-related fees in 2009 consisted of fees for due diligence services in connection with our attempted merger with VaxGen Inc. as well as fees for access to technical accounting information. Audit-related fees in 2008 consisted of fees for access to technical accounting information.

(3)	Tax fees consisted principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

(4)	There were no fees incurred in this category in either 2009 or 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible
Non-audit Services of Independent Registered Public Accounting Firm

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation and audit of the annual financial statements, fees for the audit of the effectiveness of the Company’s system of internal control over financial reporting, as well as the audit of management’s assessment of the effectiveness thereof, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements.

2. Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services consist principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 16, 2010.

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009. €€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. X
4.1	Specimen Common Stock Certificate.*
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.5	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.6	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.7	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.8	Form of Five-year Warrant, dated as of July 15, 2009. €€
4.9	Form of Short-term Warrant, dated as of July 15, 2009. €€
4.10	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ££££
4.11	Form of Series A Warrant, dated March 10, 2010. ££££
4.12	Form of Series B Warrant, dated March 10, 2010. ££££
4.13	Form of Series C Warrant, dated March 10, 2010. ££££
4.14	Form of Series D Warrant, dated March 10, 2010. ££££
4.15	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ££££
4.16	Form of Exchanged Series D Warrant, dated March 26, 2010. £££££
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C. ###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.7	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@
10.8	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.9	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@

Exhibit
Number	Description

10.10	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.11	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #
10.12	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.13	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.14	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &
10.15	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.20	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.21	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.22	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.23	Stockholder Rights Agreement. !!
10.24	OXiGENE 2005 Stock Plan. !!!@
10.25	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.26	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.27	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.28	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.29	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.30	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.31	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.32	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.33	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.34	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.35	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.36	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.37	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.38	Form of Indemnification Agreement between the Company and its Directors. §§@
10.39	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. @
10.40	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@
10.41	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008. §§@
10.42	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008. §§§@

Exhibit
Number	Description

10.43	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.44	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008. §§§§@
10.45	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.46	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008. §§§§@
10.47	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.48	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@
10.49	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §§§§+++
10.50	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008. §§§§+++
10.51	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.52	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.53	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@
10.54	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.55	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.56	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.57	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.58	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £
10.59	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.60	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.61	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
10.62	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ££££
10.63	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ££££
10.64	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. £££££
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

££££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

£££££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2010.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: April 28, 2010

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009. €€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. X
4.1	Specimen Common Stock Certificate.*
4.3	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.5	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.6	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.7	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.8	Form of Five-year Warrant, dated as of July 15, 2009. €€
4.9	Form of Short-term Warrant, dated as of July 15, 2009. €€
4.10	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ££££
4.11	Form of Series A Warrant, dated March 10, 2010. ££££
4.12	Form of Series B Warrant, dated March 10, 2010. ££££
4.13	Form of Series C Warrant, dated March 10, 2010. ££££
4.14	Form of Series D Warrant, dated March 10, 2010. ££££
4.15	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ££££
4.16	Form of Exchanged Series D Warrant, dated March 26, 2010. £££££
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.3	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.4	Office Lease, dated February 28, 2000, between the Registrant and Charles River Business Center Associates, L.L.C. ###
10.5	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.7	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@
10.8	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.9	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@
10.10	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.11	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

Exhibit
Number	Description

10.12	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.13	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.14	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &
10.15	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.20	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.21	Lease by and between The Realty Associates Fund III and the Registrant, dated as of August 8, 2003.%%
10.22	Sublease by and between Schwartz Communications, Inc. and the Registrant, dated as of March 16, 2004.%%
10.23	Stockholder Rights Agreement. !!
10.24	OXiGENE 2005 Stock Plan. !!!@
10.25	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.26	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.27	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.28	Lease Modification Agreement No. 1 by and between The Realty Associates Fund III and the Registrant, dated as of May 25, 2005. !!!!
10.29	Second Amendment to Lease by and between BP Prospect Place LLC and the Registrant, dated as of March 28, 2006. $$
10.30	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.31	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.32	Technology License Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.33	Novated and Restated Technology License Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.34	Stock and Warrant Purchase Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §+++
10.35	Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.36	Additional Funding Agreement by and among the Company, Symphony ViDA, Inc., Symphony ViDA Investors LLC and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
10.37	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.38	Form of Indemnification Agreement between the Company and its Directors.§§@
10.39	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. @
10.40	Separation Agreement between the Company and Dr. Chin, dated as of October 22, 2008.§§@
10.41	Amendment No. 3 to Employment Agreement by and among the Company and Mr. Citron, dated as of October 22, 2008. §§@
10.42	Amendment No. 1 to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 16, 2008. §§§@
10.43	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.44	409A Amendment to Employment Agreement by and between the Company and Mr. Kollins, dated as of December 27, 2008. §§§§@

Exhibit
Number	Description

10.45	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.46	409A Amendment to Employment Agreement by and between the Company and Dr. Walicke, dated as of December 31, 2008. §§§§@
10.47	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.48	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@
10.49	Research and Development Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §§§§+++
10.50	Amended and Restated Research and Development Agreement by and among the Company, Symphony ViDA Holdings LLC and Symphony ViDA, Inc., dated as of October 1, 2008. §§§§+++
10.51	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.52	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.53	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@
10.54	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.55	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.56	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.57	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.58	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £
10.59	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.60	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.61	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
10.62	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ££££
10.63	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ££££
10.64	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. £££££
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

###	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

!!!!	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

$$	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

££££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

£££££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2010.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.