Form 10-Q
period 2010-03-31
OXIGENE INC
filed 2010-05-14
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 7, 2010, there were 69,569,750 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$14,014	$13,932
Restricted Cash	140	140
Prepaid expenses	767	752
Other assets	85	—

Total current assets	15,006	14,824

Furniture and fixtures, equipment and leasehold improvements	1,515	1,515
Accumulated depreciation	(1,360)	(1,332)

	155	183

License agreements, net of accumulated amortization of $1,040 and $1,016 at March 31, 2010 and December 31, 2009, respectively	460	484
Other assets	112	126

Total assets	$15,733	$15,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,830	$1,181
Accrued research and development	3,726	4,753
Accrued other	1,580	1,684
Derivative liability short term	3,508	850

Total current liabilities	10,644	8,468

Derivative liability long term	10,864	1,350

Total liabilities	21,508	9,818

Commitments and contingencies (Note 5)
OXiGENE, Inc. Stockholders’ equity:

Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—

Common stock, $.01 par value, 175,000 shares authorized and 69,534 shares issued and outstanding at March 31, 2010; 150,000 shares authorized and 62,738 shares issued and outstanding at December 31, 2009	695	627
Additional paid-in capital	188,488	189,102
Accumulated deficit	(194,958)	(183,930)

Total stockholders’ equity	(5,775)	5,799

Total liabilities and stockholders’ equity	$15,733	$15,617

See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Operating costs and expenses (1):
Research and development	$4,185	$4,925
General and administrative	1,703	1,708
Restructuring	510	—

Total operating costs and expenses	6,398	6,633

Loss from operations	(6,398)	(6,633)

Change in fair value of warrants	(4,633)	(8)
Investment income	7	52
Other (expense) income, net	(4)	14

Consolidated net loss	$(11,028)	$(6,575)

Less: net loss attributed to non controlling interest	$—	$(1,023)

Net loss attributed to OXiGENE, Inc.	$(11,028)	$(5,552)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.17)	$(0.12)

Weighted-average number of common shares outstanding	64,441	46,008

(1) Includes share based compensation expense as follows:

Research and development	$35	$58
General and administrative	157	128

See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Consolidated net loss	$(11,028)	$(6,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	4,633	8
Depreciation	28	33
Amortization of license agreement	24	24
Rent loss accrual	—	(11)
Stock-based compensation	192	186
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(29)	(330)
Accounts payable, accrued expenses and other payables	(413)	(259)

Net cash used in operating activities	(6,593)	(6,924)
Investing activities:
Purchase of available-for-sale securities	—	(1)
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	—	886
Purchase of furniture, fixtures and equipment	—	(17)
Decrease in other assets	14	—

Net cash provided by investing activities	14	868
Financing activities:
Proceeds from private issuance of common stock, net of acquisition costs	6,655	—
Proceeds from exercise of employee stock options	6	—

Net cash provided by financing activities	6,661	—

Increase (decrease) in cash and cash equivalents	82	(6,056)

Cash and cash equivalents at beginning of period	13,932	18,275

Cash and cash equivalents at end of period	$14,014	$12,219

Non- cash Disclosures:
Fair market value reclassication of Kingsbridge warrants to liability	$103
Fair market value of private placement warrants at issuance	$11,868
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2009, which can be found at www.oxigene.com.
     On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell 6,578,945 shares of its common stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.
     The Company expects its existing cash and cash equivalents to support the Company’s operations through the third quarter of 2010, assuming that OXiGENE achieves the planned cost reductions from its February 2010 restructuring. OXiGENE will need to access additional funds to remain a going concern beyond the third quarter of 2010. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. OXiGENE may seek to access additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. This uncertainty creates doubt about the Company’s ability to continue as a going concern.
Available-for-Sale Securities
     In accordance with the Company’s investment policy, surplus cash may be invested primarily in commercial paper, obligations issued by the U.S. Treasury or federal agencies or guaranteed by the U.S. government, money market instruments, repurchase agreements, bankers’ acceptances, certificates of deposit, time deposits and bank notes. In accordance with financial accounting standards, the Company separately discloses cash and cash equivalents from investments in marketable securities. The Company designates its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, if any, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The Company reviews the status of the unrealized gains and losses of its available-for-sale marketable securities on a regular basis. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income. Securities with maturities greater than twelve months are recorded as long-lived assets. Securities in an unrealized loss position are deemed not to be other-than-temporarily impaired due to the Company’s positive intent and ability to hold the securities until anticipated recovery.

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
The Company did not hold any available-for-sale securities as of March 31, 2010 or December 31, 2009.
Fair Value
     The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of our investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets;

Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and

Level 3 inputs	Valuations based on unobservable inputs.
     As of March 31, 2010 and December 31, 2009, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Warrants” which are valued using level 3 inputs. As of March 31, 2010, OXiGENE held $14,014,000 in cash and cash equivalents, of which $4,781,000 was in a money market fund, none of which was subject to this disclosure requirement. The Company has adopted the fair value standards as it relates to the non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.
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
Net Loss Per Share
     Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE shares of common stock by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 27,328,000 and 3,508,000 at March 31, 2010 and March 31, 2009, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
Stockholders’ Equity Common and Preferred Shares
     As of December 31, 2009, the Company had 150,000,000 shares of common stock authorized. At the special meeting of stockholders of OXiGENE held February 3, 2010, the stockholders approved an increase in the number of authorized shares of common stock to 175,000,000. As of March 31, 2010 the Company had 69,534,000 shares of common stock issued and outstanding. On March 11, 2010 the Company completed a private placement of common stock with certain institutional investors to sell 6,578,945 shares of OXiGENE Common Stock and four separate series of warrants to purchase Common

Stock. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings and is included in “Change if fair value of warrants” within the Statement of Operations.
Stock-based Compensation
     The Company expenses the estimated fair value of all share-based payments issued to employees over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan (the “1996 Plan”) that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”).
Options, Warrants, Non-Vested Stock, and 2009 ESPP
Options
     The Company’s 2005 Stock plan provides for the award of options, restricted stock and stock appreciation rights to acquire up to 7,500,000 shares of the Company’s common stock. This number includes shares of its common stock, if any, that were subject to awards under the Company’s 1996 Plan as of the date of adoption of the 2005 Plan but which became or will become unissued upon the cancellation, surrender or termination of such award. Currently, the 2005 Stock Plan allows for awards of up to 750,000 shares that may be granted to any participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over 4 years at 25% per year.
     The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the period ended March 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2009	1,899	$3.60	6.85	$244
Granted	8	$1.14	—	1
Exercised	(7)	$0.72	—	(4)
Forfeited and expired	(225)	$1.80	—	(64)

Options outstanding at March 31, 2010	1,675	$3.84	6.40	$229

Option exercisable at March 31, 2010	899	$5.74	4.20	65

Options vested or expected to vest at March 31, 2010	1,426	$4.24	5.96	$174

     During the three months ended March 31, 2010, 54,000 options expired. As of March 31, 2010 there was approximately $206,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.41 years. The total fair value of stock options that vested during the three months ended March 31, 2010 and 2009 was approximately $96,000 and $64,000, respectively.
     The Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, OXiGENE performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate. In the Company’s calculation, it segregated participants into two distinct groups, (1) directors and officers and (2) employees, and OXiGENE’s estimated forfeiture rates were calculated at 25% and 50%, respectively using the Straight Line method. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.
     The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Weighted Average Assumptions
Risk-free interest rate	2.56%	1.75%
Expected life	5 years	5 years
Expected volatility	68%	55%
Dividend yield	0.00%	0.00%
     The following stock options were granted during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Options Granted (In thousands)	8	970

Weighted average fair value	$0.66	$0.65
Warrants
     The Company evaluates all derivative financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment. The Company performs a number of steps to evaluate the features of the instrument against the guidance provided in the accounting pronouncements in order to determine the appropriate accounting treatment. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards.
     The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2010:

			Number of Warrants outstanding as of:
		Weighted Average	(in thousands)
Warrants Issued in Connection with:	Date of Issue	Exercise Price	March 31, 2010	Deceember 31, 2009

Committed Equity Financing Facility	February 19, 2008	$2.74	250	250

Direct Registration Series I Warrants	July 20, 2009	$2.10	2,813	2,813

Direct Registration Series II Warrants	July 20, 2009	$1.60	2,813	2,813

Private Placement Series A Warrants	March 11, 2010	$1.52	6,579	—

Private Placement Series B Warrants	March 11, 2010	$1.14	6,579	—

Private Placement Series C Warrants	March 11, 2010	$1.14	6,579	—

Total Warrants outstanding			25,613	5,876

     The Private Placement Series D Warrants, discussed below, are excluded from the table above because the number of warrants is currently not determinable.
Private Issuance of Public Equity “PIPE” Warrants
     On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell shares of its Common Stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.
     The four separate series of warrants consist of the following:
     (A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which will be exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date; (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14; and (D) Series D Warrants to purchase shares of common stock. The Series D Warrants are not immediately exercisable, and the number of shares of common stock issuable upon exercise of such Series D Warrants cannot be determined as of the date of this filing. The Company has agreed with the investors that we will register 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants. The number of shares of common stock issuable upon exercise of the Series D Warrants will be determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods shall occur after the later of (x) the date the Company obtains the approval of its stockholders to the issuance of the shares in the transaction, and (y) the effective date of the resale registration statement covering such shares. The second of these pricing periods shall occur after the later of (x) the stockholder approval date and (y) the date on which the purchasers in the offering can freely sell their common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction, but only if the number of shares registered under the resale registration statement and available for issuance under the Series D Warrants is less than the number of such shares to which the holders of such warrants are entitled. If during the applicable pricing period, the arithmetic average of the seven lowest market prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. If the Series D Warrants become exercisable into shares of common stock, the Series D Warrants will become immediately exercisable and will have an exercise price of $0.001 per share.
     The Company determined that in accordance with ASC 480, the Series A, B, and C warrants qualify for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that the Company issues additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. The Company also determined that, in accordance with ASC 815, the Series D Warrants meet the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants was recorded as a liability. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants” within the Statement of Operations. Changes in the fair market value from the date of issuance to the reporting date will be recorded as a gain or loss in the statement of operations. The Company established the fair value of the Series A, B and C warrants using the Black-Scholes option valuation model and the fair value of the Series D warrants using the Binomial option valuation model applying the following assumptions:

Warrant Valuation on Date of Issuance
March 11, 2010

					Total Fair
	Series A	Series B	Series C	Series D	Market Value

Stock Price	$1.24	$1.24	$1.24	$1.24
Exercise Price	$1.52	$1.14	$1.14	$—
Contractual life	5.0 years	0.6 years	5.3 years	0.3 years
Expected volatility	67%	60%	67%	62%
Risk-free interest rate	2.43%	0.22%	2.43%	0.22%

Fair market value (in thousands)	$4,331	$1,774	$4,930	$833	$11,868

Warrant Valuation as of
March 31, 2010

					Total Fair
	Series A	Series B	Series C	Series D	Market Value

Stock Price	$1.23	$1.23	$1.23	$1.23
Exercise Price	$1.52	$1.14	$1.14	$—
Contractual life	5.0 years	0.5 years	5.2 years	0.5 years
Expected volatility	68%	68%	68%	68%
Risk-free interest rate	2.55%	0.24%	2.55%	0.24%

Fair market value (in thousands)	$4,312	$1,855	$4,925	$1,204	$12,296

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of March 31, 2010, there remain a total of 5,073,435 shares available for sale under the CEFF.
     Due to the indeterminate share nature of the Series D Warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE has concluded that the CEFF warrants should be recorded as a liability effective with the private placement issuance. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement issuance to the reporting date will be recorded as a gain or loss in the statement of operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

	Warrant Valuation
	on Date of
	Designation as a
	Liability	Warrant Valuation as of
	March 11, 2010	March 31, 2010

Stock Price	$1.24	$1.23
Exercise Price	$2.74	$2.74
Contractual life	3.44 years	3.39 years
Expected volatility	75%	75%
Risk-free interest rate	1.50%	1.60%

Fair market value (in thousands)	$103	$101

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
     The Units were offered and sold pursuant to (i) a prospectus dated December 1, 2008 and (ii) a prospectus supplement dated July 15, 2009, pursuant to and forming a part of the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-155371). The net proceeds to the Company from the sale of the Units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000. OXiGENE determined that the Direct Registration Series I and II warrants should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance and are revalued at each subsequent reporting date.
     The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

Warrant Valuation as of
December 31, 2009

			Total Fair
	Series I	Series II	Market Value

Stock Price	$1.14	$1.14
Exercise Price	$2.10	$1.60
Contractual life	4.59 years	.91 years
Expected volatility	69%	100%
Risk-free interest rate	2.60%	0.40%

Fair market value (in thousands)	$1,350	$850	$2,200

Warrant Valuation as of
March 31, 2010

			Total Fair
	Series I	Series II	Market Value

Stock Price	$1.23	$1.23
Exercise Price	$2.10	$1.60
Contractual life	4.30 years	.67 years
Expected volatility	72%	68%
Risk-free interest rate	2.30%	0.32%

Fair market value (in thousands)	$1,526	$449	$1,975

The table below summarizes the value (in thousands) of the above described derivative instruments recorded on the Company’s balance sheet as of the respective dates:

	As of March 31, 2010		As of December 31, 2009
Warrants Issued in Connection with:	Current	Long-term	Current	Long-term

Committed Equity Financing Facility		$101		$—

Direct Registration Series I Warrants		1,526		1,350

Direct Registration Series II Warrants	449		850

Private Placement Series A Warrants		4,312		—

Private Placement Series B Warrants	1,855		—

Private Placement Series C Warrants		4,925		—

Private Placement Series D Warrants	1,204		—

Total derivative liability	$3,508	$10,864	$850	$1,350

The (loss) gain from the change in fair value of warrants and other financial instruments (in thousands) is summarized below:

	Three months ended March 31,
	2010	2009

Symphony Additional Investment Shares	$—	$(4)
Committed Equity Financing Facility Warrants	2	(4)
Direct Registration Warrants	225	—
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	(4,433)
Private Placement Warrants	(427)	—

Total gain (loss) on change in fair market value of derivatives	$(4,633)	$(8)

     In July 2009, the Company executed an Amended and Restated Purchase Option Agreement with Symphony Capital. In connection with this amendment, the Additional Funding Agreement with Symphony was terminated and as such the liability associated with the potential issuance of shares in connection with the Additional Funding Agreement was eliminated.
Non-Vested Restricted Stock
     As of March 31, 2010, the Company had 40,000 shares of non-vested restricted common stock outstanding, issued at a grant price of $4.09.
     The Company recorded expense of approximately $10,000 and $91,000 related to outstanding restricted stock awards during the three months ended March 31, 2010 and 2009, respectively. The 40,000 shares of unvested restricted common stock at March 31, 2010 will vest in June 2010 and 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.
Employee Stock Purchase Plan (2009 ESPP)
     In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). An aggregate of 2,000,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense for the three months ended March 31, 2010 of $2,000. Pursuant to the 2009 ESPP plan provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of 500,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
Director Compensation Policy
     In December 2009, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. As a result of this plan, the Company issued 180,000 shares as compensation in 2009 to each member of the Board. Pursuant to the amended plan effective January 1, 2010, each of the Company’s non-employee Directors was granted 10,000 fully vested shares of common stock on January 2, 2010 as additional compensation for services previously rendered to the Company, and 25,000 fully vested shares of common stock on January 2, 2010 and 25,000 fully vested shares of common stock will be issued on July 1, 2010 as compensation for services rendered in 2010. During the three months ended March 31, 2010, the Company recorded expense of $100,000 for these shares.

Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.
A reconciliation of comprehensive loss is as follows:

	Three months ended March 31,
	(in thousands)
	2010	2009
Consolidated net loss as reported	$(11,028)	$(6,575)
Unrealized gains	—	57

Total comprehensive loss	(11,028)	(6,518)

Less comprehensive loss attributable to noncontrolling interest	—	(1,023)

Comprehensive loss attributable to OXiGENE, Inc.	$(11,028)	$(5,495)

Consolidation of Variable Interest Entity (VIE)
     OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Holdings”), until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.
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
     The Company consolidated the financial position and results of operations of ViDA in accordance with proper accounting guidance. OXiGENE believes ViDA was by design a VIE because OXIGENE had a purchase option to acquire its outstanding voting stock at prices that were fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA was a VIE of which OXiGENE was the primary beneficiary. After OXiGENE exercised the purchase option, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE.
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
     Losses incurred by ViDA and attributable to Symphony, were charged to the noncontrolling interest. The noncontrolling interest was eliminated in the third quarter 2009 with the acquisition of ViDA.

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
Property and equipment consisted of the following at the dates indicated below:

	March 31, 2010	December 31, 2009
	(in thousands)
Leasehold improvements	$449	$449
Equipment	650	650
Furniture and fixtures	416	416

Total gross assets	1,515	1,515
Less accumulated depreciation	(1,360)	(1,332)

Total property and equipment	$155	$183

Patents and Patent Applications
     The Company has filed applications for patents in connection with technologies that it is developing. The patent applications and any patents issued as a result of these applications are important to the protection of the Company’s technologies that may result from its research and development efforts. Costs associated with patent applications and maintaining patents are expensed as general and administrative expense as incurred.
Restructuring
     In February 2010, the Company implemented a restructuring plan in which it terminated 20 full-time employees, or approximately 49% of its work force. The purpose of the restructuring was to focus the Company’s resources on its highest-value clinical assets and reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $458,000 of research and development restructuring expenses and approximately $52,000 of general and administrative restructuring expenses in the quarter ended March 31, 2010. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through August 2010.
     The following table sets forth the components of the Company’s restructuring for the three-month period ended March 31, 2010 (in thousands):

		Amounts Paid Through	Amounts Accrued as of
	Original Charges	March 31, 2010	March 31, 2010
General and Administrative Employee severance and related costs	$52	$(13)	$39
Research and Development Employee severance and related costs	458	(235)	223

Total restructuring	$510	$(248)	$262

Reclassifications
     Prior year amounts have been reclassified to conform to the current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses.
2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through March 31, 2010, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.
     Over the next five years, the Company expects to record amortization expense related to this license agreement of approximately $98,000 per year and the net book value at March 31, 2010, was $460,000. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.
3. Agreements
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period. Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period that ends May 15, 2012. For more details see Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited above.
     As part of the CEFF, the Company entered into a Registration Rights Agreement dated February 19, 2008. Pursuant to the agreement, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with respect to the resale of the shares of common stock issuable under the CEFF and the warrant The Registration Rights Agreement provides for payments by the Company to Kingsbridge in the event of (1) failure to maintain effectiveness of Registration Statement in certain circumstances, and (2) deferral or suspension of registration during black-out periods, subject to certain exceptions. This Registration Statement is not currently usable by the Company pending an update of the filing by the Company to include financial statements for the fiscal year ended December 31, 2009.
     In April 2009, the Company entered into a separation agreement with Patricia Walicke, M.D., Ph.D., its former Vice President and Chief Medical Officer. Pursuant to the separation agreement, Dr. Walicke will receive severance payments in the amount of $300,000 made in equal installments over one year. All unvested options held by Dr. Walicke were forfeited as of July 29, 2009 and no further severance payments are required.

     In October 2009, the Board of Directors accepted the resignation of John A. Kollins as Chief Executive Officer and as a member of the Board of Directors. The Company entered into a separation agreement with Mr. Kollins effective as of November 5, 2009. Mr. Kollins will receive his base salary of $350,000 made in equal installments for one year plus health benefits for up to 2 years, and a one time $20,000 payment. All unvested options held by Mr. Kollins were forfeited as of January 8, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and March 31, 2009 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2009, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
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
ZYBRESTAT for Oncology
FALCON ( Fosbretabulin Advanced Lung Combination for Oncology) trial — randomized, controlled Phase II study with ZYBRESTAT in non-small cell lung cancer
          We are currently evaluating ZYBRESTAT in a 60-patient, randomized, controlled Phase II clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic drug, bevacizumab, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe this study, if successful, will provide support for initiating discussions with the U.S. Food and Drug Administration or FDA for a pivotal registration study with ZYBRESTAT in NSCLC and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act via vascular endothelial growth factor, or VEGF, pathway inhibition.
          On November 17, 2009, we reported interim safety data from the FALCON study for the first 30 patients treated in this study. The data from this planned interim safety analysis indicated that the combination of ZYBRESTAT with carboplatin and paclitaxel plus bevacizumab appeared to be well-tolerated, and that there were no significant overlapping toxicities with bevacizumab. The data was presented in a poster by a principal investigator for the Phase 2 trial at the 2009 AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics conference. A further analysis of the clinical activity and tolerability of this combination is expected to be presented at the 2010 annual meeting of the American Society of Clinical Oncology, or ASCO, scheduled for June 4-8, 2010 in Chicago, Illinois.
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
          In February 2010, due to financial considerations, we decided to stop further enrollment in the Phase 2/3 FACT clinical trial in ATC, but will continue to treat and follow all patients who are currently enrolled. As an event-driven survival analysis is anticipated in late 2010 or early 2011, we decided to forgo an interim analysis of the data originally planned for the second quarter of 2010.
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
          In 2007, we completed a Special Protocol Assessment, or SPA, process with the FDA, for this Phase 2/3 study. The FDA has been informed that enrollment in this study was halted and that we expect that the SPA would no longer be applicable. Any utility of the truncated Phase 2/3 study for regulatory purposes would have to be negotiated with the FDA once study outcomes, and in particular overall survival data, are available.
          Phase II trial with ZYBRESTAT in platinum-resistant ovarian cancer

          On June 1, 2009, results from a Phase II trial with ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, in recurrent, platinum-resistant ovarian cancer, were presented at ASCO. We believe the results of this study support further development of ZYBRESTAT in ovarian cancer, and we are considering options for undertaking further randomized, controlled studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group and support by the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute.
          We believe that, if successful, the ongoing ZYBRESTAT study program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:
•	aggressive and difficult-to-treat malignancies;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	· use in combination with commonly used anti-angiogenic drugs, such as bevacizumab, that act via VEGF pathway inhibition, in various solid tumor indications.
          We believe these areas for potential further development collectively represent a significant unmet medical need and thus a significant potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.
          In addition, based upon preclinical results first published by our collaborators in the November 2007 online issue of the journal BLOOD, as well as preclinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and our other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies such as acute myeloid leukemia.
          OXi4503, a unique, second generation VDA for oncology indications
          We are currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types. OXi4503 is a molecule chemically related to ZYBRESTAT but differs from ZYBRESTAT in the sense that it possesses intrinsic anti-proliferative properties in addition to being a VDA.
          Our preclinical data indicates that in addition to having potent vascular disrupting effects, OXi4503 is unique in that it can be metabolized by oxidative enzymes to an orthoquinone chemical species that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of oxidative enzymes that can facilitate the metabolism of the active OXi4503 VDA to kill tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and myeloid leukemia. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.
          We have completed a Phase I clinical trial in patients with advanced solid tumors sponsored by Cancer Research UK; and we are currently evaluating OXi4503 in an ongoing clinical Phase 1b trial sponsored by us, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. We intend to conduct an interim analysis of the latter trial in mid-2010, and future developments thereafter will depend on the outcome of this interim analysis. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities.
          In December 2009 we filed a U.S. Investigational New Drug (IND) Application for OXi4503. At the American Society of Hematology meeting in December 2009, scientific collaborators presented impressive preclinical acute myelogenous leukemia (AML) data showing that OXi4503 resulted in a high level of anti-leukemic activity as a single agent or in combination with Avastin. At that time, we highlighted the fact that results showed that OXi4503 alone and in combination with Avastin was effective in inducing an almost complete regression of leukemic cells in bone marrow. We expect the findings of this study to be published in a leading scientific journal within the next few months. Based on these data, our collaborators have approached us about a further clinical study, and we are exploring the possibility of collaborating on an investigator-sponsored Phase 1 trial in AML.

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
          In June 2009, we initiated a randomized, double-masked, placebo-controlled Phase II proof-of-mechanism trial, which we refer to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. The main clinical indication in this disease is a form of polyps formed in the retina of patients which are made up of vessels that have properties very similar to tumor vasculature. The effect of ZYBRESTAT on the polyps is being visualized and documented as part of the study. In parallel with the FAVOR trial, we have conducted preclinical toxicology and efficacy studies with ZYBRESTAT, administered via topical ophthalmological formulations. We have filed patent applications on this topical dosing form that, if granted, would provide exclusivity up to 2030. As part of our cost restructuring in February 2010, we reduced the sample size for this study from 40 patients to 20, which reduced cost while allowing for the same decision making capability in the first half of 2010. Further development of this program will depend on the outcome of the analysis of this data and review by experts in the field as well as by our management.
          We believe the architecture of the abnormal vasculature in the retina and choroid that contributes to PCV patients’ loss of vision may be particularly susceptible to treatment with a VDA such as ZYBRESTAT. We believe that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, we believe that conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program are to:
•	determine the therapeutic utility of ZYBRESTAT in PCV by measuring the effect of ZYBRESTAT on the vasculature of the polyps associated with PCV;

•	determine blood concentrations of drug required for activity in humans and thereby estimate, with the benefit of preclinical data, an appropriate dose of topically-administered ZYBRESTAT to be evaluated in subsequent human clinical studies; and

•	further evaluate the feasibility of and reduce the risk associated with developing a topical formulation of ZYBRESTAT for ophthalmological indications.
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
          Based on results of our preclinical trials, we believe that a topically-applied formulation of ZYBRESTAT (e.g., an eye-drop or other topical formulation) is feasible and may have clinical utility in the treatment of patients with a variety of ophthalmological diseases and conditions, such as PCV, age-related macular degeneration, diabetic retinopathy and neovascular glaucoma, all of which are characterized by abnormal blood vessel growth and associated loss of vision. In addition to having potential utility for treating ocular diseases and conditions that affect tissues in the back of the eye, we believe that a topical ophthalmological formulation of ZYBRESTAT could also have utility for the treatment of other ocular diseases and conditions characterized by abnormal neovascularization that affect tissues in the front of the eye, such as the cornea and iris.

          Although several anti-angiogenic therapeutics have been approved and are marketed for ophthalmological indications in which patients are experiencing active disease, the requirement that these therapeutics be injected directly into the eye on a repeated basis is a significant limitation for some patients and may result in serious side-effects. We believe that a topical formulation of ZYBRESTAT may:
•	decrease the requirement for or possibly even replace the use of medications injected into the eye;

•	have utility for treating patients with newly developed and/or less severe forms of neovascular ophthalmological diseases and conditions, which could potentially prevent these patients from developing active and/or severe forms of the disease that result in vision loss;

•	have utility in patients with neovascular ophthalmological diseases and conditions that do not respond well to treatment with currently available therapeutics; and

•	provide an attractive partnering opportunity with a company operating in the ophthalmological disease space.
Results of Operations
Three Months Ended March 31, 2010 and 2009
Revenue
          We reported no licensing revenue for the three months ended March 31, 2010 and 2009. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended Mar 31,
	2010		2009
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$4,185	65%	$4,925	74%	$(740)	-15%
General and administrative	1,703	27%	1,708	26%	(5)	0%
Restructuring	510	8%	—	0%	510	100%

Total operating expenses	$6,398	100%	$6,633	100%	$(235)	-4%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended Mar 31,
	2010		2009
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$2,787	66%	$2,964	60%	$(177)	-6%
Employee compensation and related	1,164	28%	1,572	32%	(408)	-26%
Employee stock-based compensation	35	1%	58	1%	(23)	-40%
Other	199	5%	331	7%	(132)	-40%

Total research and development	$4,185	100%	$4,925	100%	$(740)	-15%

          The majority of the reduction in external services costs for the three month period ended March 31, 2010 compared to the same three month period in 2009 of approximately $177,000, is due to a decrease of activity in our ZYBRESTAT for Oncology program. Reductions in expenses for our ATC and Ovarian cancer studies were offset by an increase in expenses for our NSCLC study for the comparative periods. The reduction in employee compensation and related costs of for the three month period ended March 31, 2010 compared to the same three month period in 2009 of approximately $408,000 is primarily due to a reduction in the use of temporary and contracted services personnel and lower travel costs for the comparable period as well as no new employee hiring costs in the three month period of 2010. The reduction in other expenses for the three month period ended March 31, 2010 compared to the same three month period in 2009 of approximately $132,000, is primarily due to a reduction in facilities related costs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended Mar 31,
	2010		2009
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$617	37%	$773	45%	$(156)	-20%
Employee stock-based compensation	57	3%	128	7%	(71)	-55%
Consulting and professional services	772	45%	552	32%	220	40%
Other	257	15%	255	16%	2	1%

Total general and administrative	$1,703	100%	$1,708	100%	$(5)	0%

          The decrease in employee compensation and related costs for the three month period ended March 31, 2010 compared to the same three-month period of 2009 of approximately $156,000 is primarily due to a reduction in the use of temporary and contract personnel and nonrecurring general and administrative charges for the ViDA entity. The increase in consulting and professional service related expenses for the three-month period ended March 31, 2010 compared to the same three-month period of 2009 of approximately $220,000 is primarily due to one time costs incurred in connection with our attempted acquisition of VaxGen, Inc.
Restructuring Plan
     In February 2010, we implemented a restructuring plan. The purpose of the restructuring was to focus our resources on our highest-value clinical assets and reduce our cash utilization. In connection with this restructuring, we recognized approximately $458,000 of research and development restructuring expenses and approximately $52,000 of general and administrative restructuring expenses in the quarter ended March 31, 2010. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through August 2010. Key aspects of the restructuring and its effects on our current clinical trials are as follows:

•	We will continue to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with updated safety and efficacy results anticipated for presentation at the upcoming American Society of Clinical Oncology (ASCO) meeting in June 2010.

•	We have stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but will continue to treat and follow all patients who are currently enrolled. A survival analysis is anticipated in early 2011. We expect this plan to optimize our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and subsequent years.

•	The OXi4503 Phase 1b trial in patients with hepatic tumors will continue with an interim analysis expected in mid-2010.

•	The Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration, will continue but with a reduced number of patients and an analysis of the treatment results expected in the first half of 2010.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	We reduced our workforce by 20 employees or approximately 49%
Other Income and Expenses
          The table below summarizes Other Income and Expense in our Income Statement for the three month periods ended March 31, 2010 and 2009, in thousands:

	Three Months Ended March 31,
	2010	2009
Change in fair value of warrants	$(4,633)	$(8)
Investment income	7	52
Other (expense) income, net	(4)	14

Total	$(4,630)	$58

          We record unrealized (non cash) gain/(loss) as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 1 to the financial statements, Summary of Significant Accounting Policies.

          The table below summarizes the components of the change in fair value of warrants for the three month periods ended March 31, 2010 and 2009, in thousands.

	Three months ended March 31,
	2010	2009
Symphony Additional Investment Shares	$—	$(4)
Committed Equity Financing Facility Warrants	2	(4)
Direct Registration Warrants	225	—
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	(4,433)
Private Placement Warrants	(427)	—

Total gain (loss) on change in fair market value of derivatives	$(4,633)	$(8)

The reduction in investment income for the three-month period ended March 31, 2010 compared to the same three-month period of 2009 is due to lower average cash balances available for investment in the 2010 period.
Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced net losses and negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2010, we had an accumulated deficit of approximately $194,958,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and cash equivalents of approximately $14,014,000 at March 31, 2010.

     The following table summarizes our cash flow activities for the period indicated, in thousands:

Three Months
Ended March 31,
2010

Operating activities:

Net loss	$(11,028)
Non-cash adjustments to net loss	4,877
Changes in operating assets and liabilities	(442)

Net cash used in operating activities	(6,593)

Investing activities:
Other	14

Net cash provided by investing activities	14

Investing activities:
Proceeds from issuance of common stock	6,661

Net cash provided by financing activities	6,661
Increase in cash and cash equivalents	82
Cash and cash equivalents at beginning of period	13,932

Cash and cash equivalents at end of period	$14,014

     Non-cash adjustments to net loss in the three-month period ended March 31, 2010 consist primarily of a change in the fair value of warrants of $200,000 and stock compensation expense of $192,000 related to the issuance of options. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $413,000. Net cash provided by financing activities for the three-month period ended March 31, 2010 is primarily attributable to the net proceeds of our private placement of common stock and warrants completed in March 2010.
     On February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. This restructuring includes a plan to stop further enrollment in our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and a reduction in our work force of approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of these ongoing clinical studies and our cash resources at that time.
     We incurred a one-time charge in connection with the reduction of our work force of approximately $510,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force is expected to reduce the cash required to operate our business from the current level of between $7,000,000 and $8,000,000 per quarter to between $4,000,000 and $5,000,000 per quarter by the second half of 2010.
     On March 11, 2010 we completed a definitive agreement with certain institutional investors to sell shares of our Common Stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.
     The four separate series of warrants consist of the following:
     (A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which will be exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date; (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14; and (D) Series D Warrants to purchase shares of common stock. The Series D Warrants are not immediately exercisable, and the number of shares of common stock issuable upon exercise of such Series D Warrants cannot be determined as of the date of this filing. We have agreed with the investors that we will register 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants. The number of shares of common stock issuable upon exercise of the Series D Warrants will be determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods shall occur after the later of (x) the date we obtain the approval of our stockholders to the issuance of the shares in the transaction, and (y) the effective date of the resale registration statement covering such shares. The second of these pricing periods shall occur after the later of (x) the stockholder approval date and (y) the date on which the purchasers in the offering can freely sell their common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction, but only if the number of shares registered under the resale registration statement and available for issuance under the Series D Warrants is less than the number of such shares to which the holders of such warrants are entitled. If during the applicable pricing period, the arithmetic average of the seven lowest market prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. If the Series D Warrants become exercisable into shares of common stock, the Series D Warrants will become immediately exercisable and will have an exercise price of $0.001 per share.
     We anticipate that our existing cash and cash equivalents of $14,014,000 will enable us to maintain our currently planned operations through the third quarter of 2010, assuming that we achieve the planned cost reductions from our February 2010 restructuring.
     Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects, the cost, timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials much of which is not within our control as well as the timing of hiring development staff to support our product development plans. The anticipated reduction in our cash utilization, resulting from our restructuring plans, is highly dependent on the timeliness and effectiveness of renegotiating our contracts with the vendors and service providers involved with the restructuring plans. We intend to aggressively pursue other forms of capital infusion including strategic alliances with organizations that have capabilities and/or products that are complementary to our own, in order to continue the development of our potential product candidates.
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
     We will need to raise additional funds to support our operations to remain a going concern past the third quarter 2010, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed would materially harm our business, financial condition and results of operations.
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
          Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2010, we held one derivative financial instrument in the form of the Series D warrant issued in connection with the March 2010 private placement financing. This warrant met the definition of a derivative in accordance with ASC 815 and is being accounted for as a liability. Once the number of shares that will be issuable to settle this warrant is determined, it will no longer meet the definition of a derivative. Currently, we expect to be able to determine the number of shares that will be issuable to settle this warrant prior to September 2010. As of March 31, 2010 we do not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          The Securities and Exchange Commission, or SEC, requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
While the warrants issued in connection with our equity offerings are outstanding, it may be more difficult to raise additional equity capital.
     During the term that the warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the warrants are outstanding.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 11, 2010 we completed a definitive agreement with certain institutional investors to sell shares of our Common Stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants.
     The four separate series of warrants consist of the following:
(A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which will be exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date; (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14; and (D) Series D Warrants to purchase shares of common stock. The Series D Warrants are not immediately exercisable, and the number of shares of common stock issuable upon exercise of such Series D Warrants cannot be determined as of the date of this filing. We have agreed with the investors that we will register 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants. The number of shares of common stock issuable upon exercise of the Series D Warrants will be determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods shall occur after the later of (x) the date we obtain the approval of our stockholders to the issuance of the shares in the transaction, and (y) the effective date of the resale registration statement covering such shares. The second of these pricing periods shall occur after the later of (x) the stockholder approval date and (y) the date on which the purchasers in the offering can freely sell their common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction, but only if the number of shares registered under the resale registration statement and available for issuance under the Series D Warrants is less than the number of such shares to which the holders of such warrants are entitled. If during the applicable pricing period, the arithmetic average of the seven lowest market prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. If the Series D Warrants become exercisable into shares of common stock, the Series D Warrants will become immediately exercisable and will have an exercise price of $0.001 per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None

Item 6. Exhibits

4.1	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. (2)

4.2	Form of Series A Warrant, dated March 10, 2010. (2)

4.3	Form of Series B Warrant, dated March 10, 2010. (2)

4.4	Form of Series C Warrant, dated March 10, 2010. (2)

4.5	Form of Series D Warrant, dated March 10, 2010. (2)

4.6	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. (2)

4.7	Form of Exchanged Series D Warrant, dated March 26, 2010. (3)

10.1	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. (4) @

10.2	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. (1)

10.3	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. . (2)

10.4	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. (2)

10.5	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. (3)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A, filed on April 29, 2010

@	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: May 14, 2010	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 14, 2010	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. (2)

4.2	Form of Series A Warrant, dated March 10, 2010. (2)

4.3	Form of Series B Warrant, dated March 10, 2010. (2)

4.4	Form of Series C Warrant, dated March 10, 2010. (2)

4.5	Form of Series D Warrant, dated March 10, 2010. (2)

4.6	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. (2)

4.7	Form of Exchanged Series D Warrant, dated March 26, 2010. (3)

10.1	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. (4) @

10.2	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. (1)

10.3	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. (2)

10.4	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. (2)

10.5	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. (3)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A, filed on April 29, 2010

@	Management contract or compensatory plan or arrangement.