Form 10-Q
period 2010-06-30
OXIGENE INC
filed 2010-08-13
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 6, 2010, there were 73,512,373 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.
Cautionary Factors that May Affect Future Results
     The disclosure and analysis by OXiGENE, Inc. (the “Company”) in this report contain “forward-looking statements.” Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our prospective products or product approvals, our beliefs regarding our intellectual property position, our beliefs with respect to the sufficiency of our financial resources, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$7,237	$13,932
Restricted cash	75	140
Prepaid expenses	596	752
Other current assets	110	—

Total current assets	8,018	14,824

Furniture and fixtures, equipment and leasehold improvements	1,515	1,515
Accumulated depreciation	(1,387)	(1,332)

	128	183

License agreements, net of accumulated amortization of $1,065 and $1,016 at June 30, 2010 and December 31, 2009, respectively	435	484
Other assets	88	126

Total assets	$8,669	$15,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$911	$1,181
Accrued research and development	2,999	4,753
Accrued other	919	1,684
Derivative liability short term	5,012	850

Total current liabilities	9,841	8,468

Derivative liability long term	1,820	1,350

Total liabilities	11,661	9,818

Commitments and contingencies (Note 3)
Stockholders’ (deficit) equity:

Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—

Common stock, $.01 par value, 175,000 shares authorized and 69,610 shares issued and outstanding at June 30, 2010; 150,000 shares authorized and 62,738 shares issued and outstanding at December 31, 2009	696	627
Additional paid-in capital	188,733	189,102
Accumulated deficit	(192,421)	(183,930)

Total stockholders’ (deficit) equity	(2,992)	5,799

Total liabilities and stockholders’ (deficit) equity	$8,669	$15,617

See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Operating costs and expenses (1):
Research and development	$3,348	$6,004	$7,533	$10,929
General and administrative	1,678	2,171	3,381	3,879
Restructuring	—	—	510	—

Total operating costs and expenses	5,026	8,175	11,424	14,808

Loss from operations	(5,026)	(8,175)	(11,424)	(14,808)

Change in fair value of warrants and other financial instruments	7,539	249	2,906	241
Investment income	4	18	11	70
Other income (expense), net	20	(58)	16	(44)

Consolidated net income (loss)	$2,537	$(7,966)	$(8,491)	$(14,541)

Less: net loss attributed to non controlling interest	$—	$(2,693)	$—	$(3,717)

Net income (loss) attributed to OXiGENE, Inc.	$2,537	$(5,273)	$(8,491)	$(10,824)

Basic and diluted net income (loss) per share attributed to OXiGENE, Inc. common shares	$0.04	$(0.11)	$(0.13)	$(0.24)

Weighted-average number of common shares outstanding	69,544	46,014	66,955	46,011

(1) Includes share based compensation expense as follows:

Research and development	13	15	51	73
General and administrative	270	121	423	249
See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Consolidated net loss	$(8,491)	$(14,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,906)	(241)
Depreciation	55	20
Disposal of assets	—	43
Amortization of license agreement	49	49
Rent loss accrual	—	(19)
Stock-based compensation	474	322
Changes in operating assets and liabilities:
Restricted cash	65	(140)
Prepaid expenses and other current assets	46	(188)
Accounts payable, accrued expenses and other payables	(2,700)	1,781

Net cash used in operating activities	(13,408)	(12,914)
Investing activities:
Proceeds from sale of available-for-sale securities	—	754
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	—	2,037
Purchase of furniture, fixtures and equipment	—	(100)
Proceeds from sale of fixed assets	—	6
Change in other assets	38	(13)

Net cash provided by investing activities	38	2,684
Financing activities:
Proceeds from private issuance of common stock and warrants, net of acquisition costs	6,652	—
Proceeds from exercise of employee stock options	23	—

Net cash provided by financing activities	6,675	—

Decrease in cash and cash equivalents	(6,695)	(10,230)

Cash and cash equivalents at beginning of period	13,932	18,275

Cash and cash equivalents at end of period	$7,237	$8,045

Non- cash Disclosures:
Fair market value reclassification of Kingsbridge warrants to liability	$103	$—
Fair market value of private placement warrants at issuance	$11,868	$—
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
          On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell 6,578,945 shares of its common stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and offering expenses, and assuming no exercise of the warrants.
          On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, will be made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company will pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights.
          The Company expects its existing cash and cash equivalents to support the Company’s operations through the third quarter of 2010, assuming that OXiGENE continues to achieve the planned cost reductions from its February 2010 restructuring. Assuming the maximum potential net proceeds from the ATM sales agreement described above are received in equal monthly amounts over a six month period beginning no later than October 2010, the Company expects that its existing financial resources, together with the expected net proceeds from the ATM, would be sufficient to fund its operations into the second quarter of 2011. No assurance can be given that the Company will sell any shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates. OXiGENE will need to access additional funds to remain a going concern beyond the third quarter of 2010 or, if funds are raised through the ATM sales agreement as described above, beyond the second quarter of 2011. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. This uncertainty creates doubt about the Company’s ability to continue as a going concern.

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
The Company did not hold any available-for-sale securities as of June 30, 2010 or December 31, 2009.
Fair Value
     The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the Company’s investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets;
Level 2 inputs	Generally include inputs with other observable qualities, such as quoted prices in active markets for similar assets or quoted prices for identical assets in inactive markets; and
Level 3 inputs	Valuations based on unobservable inputs.
          As of June 30, 2010 and December 31, 2009, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Warrants”, which are valued using level 3 inputs. As of June 30, 2010, OXiGENE held $7,312,000 in cash, cash equivalents and restricted cash, of which $4,781,000 was in a money market fund, none of which was subject to this disclosure requirement. The Company has adopted the fair value standards as it relates to the non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.
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

Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share was calculated by dividing the net loss per share attributed to OXIGENE shares of common stock by the weighted-average number of common shares outstanding. All of the Company’s common stock equivalents are anti-dilutive for all periods in which the Company has reported a net loss. For the three month period ended June 30, 2010, for which the Company reported net income, all of the Company’s common stock equivalents, except for the Series D warrants, have been excluded from the diluted net income per share calculation due to the exercise price of those common stock equivalents exceeding the fair market value of the Company’s common stock as of the date of the calculation. Although the exercise price of the Series D warrants is $0.001 per share, the period for determining the number of shares of common stock underlying the Series D warrants did not begin until July 1, 2010 and therefore no shares associated with the Series D warrants were included in the diluted net income per share calculation. Accordingly, common stock equivalents of approximately 30,661,000 and 3,300,000 at June 30, 2010 and June 30, 2009, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share.
Stockholders’ Equity Common and Preferred Shares
     The Company had 175,000,000 and 150,000,000 shares of common stock authorized as of June 30, 2010 and December 31, 2009, respectively. At the annual meeting of stockholders of OXiGENE held June 30, 2010, the stockholders approved an increase in the number of authorized shares of common stock to 300,000,000. A certificate of amendment of the restated Certificate of Incorporation was filed on August 5, 2010. As of June 30, 2010 the Company had 69,610,000 shares of common stock issued and outstanding. On March 11, 2010 the Company completed a private placement of common stock with certain institutional investors to sell 6,578,945 shares of OXiGENE Common Stock and four separate series of warrants to purchase Common Stock. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants” within the Statement of Operations.
     On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, will be made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company will pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. No assurance can be given that the Company will sell any shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
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
Options, Warrants, Non-Vested Stock, and 2009 ESPP
     Options
     The Company’s 2005 Stock Plan provides for the award of options, restricted stock and stock appreciation rights to acquire up to 7,500,000 shares of the Company’s common stock. This number includes shares of its common stock, if any, that were subject to awards under the Company’s 1996 Plan as of the date of adoption of the 2005 Plan but which became or will become unissued upon the cancellation, surrender or termination of such award. Currently, the 2005 Plan allows for awards of up to 750,000 shares that may be granted to any participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.
     The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the period ended June 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2009	1,899	$3.60	6.85	$—
Granted	3,473	$1.06		$—
Exercised	(29)	$0.75		$11
Forfeited and expired	(314)	$1.69		$—

Options outstanding at June 30, 2010	5,029	$1.98	8.60	$—

Option exercisable at June 30, 2010	964	$5.53	4.17	$—

Options vested or expected to vest at June 30, 2010	3,413	$2.39	8.09	$—

     During the six months ended June 30, 2010, 73,000 options expired. As of June 30, 2010 there was approximately $1,714,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.23 years.
     The following stock options were granted during the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Options Granted (In thousands)	3,465	395	3,473	1,365

Weighted average fair value	$0.62	$1.21	$0.62	$0.57
     The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Weighted Average Assumptions
Risk-free interest rate	2.46%	2.25%	2.46%	1.82%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	68%	63%	68%	56%
Dividend yield	0.00%	0.00%	0.00%	0.00%
     The following is a summary of options vested and their fair values for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Options vested (In thousands)	105	58	239	83

Total Fair Value	$134	$164	$231	$228

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
     The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2010:

			Number of Warrants outstanding as of:
		Weighted Average	(in thousands)
Warrants Issued in Connection with:	Date of Issue	Exercise Price	June 30, 2010	Deceember 31, 2009

Committed Equity Financing Facility	February 19, 2008	$2.74	250	250

Direct Registration Series I Warrants	July 20, 2009	$2.10	2,813	2,813

Direct Registration Series II Warrants	July 20, 2009	$1.60	2,813	2,813

Private Placement Series A Warrants	March 11, 2010	$1.52	6,579	—

Private Placement Series B Warrants	March 11, 2010	$1.14	6,579	—

Private Placement Series C Warrants	March 11, 2010	$1.14	6,579	—

Total Warrants outstanding			25,613	5,876

     The Private Placement Series D Warrants, discussed below, are excluded from the table above because the number of shares of common stock underlying the warrants is currently not determinable. However, based on the price protection provisions applicable to the Series D Warrant Agreements, we currently anticipate that no fewer than approximately 19,300,000 shares of common stock will be issuable pursuant to the Series D Warrants.
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
     The four separate series of warrants consist of the following:

     (A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which will be exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date; (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14; and (D) Series D Warrants to purchase shares of common stock. The Series D Warrants are not immediately exercisable, and the number of shares of common stock issuable upon exercise of such Series D Warrants cannot be determined as of the date of this filing. The Company has registered 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. The final number of shares of common stock issuable upon exercise of the Series D Warrants will be determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods shall occur after the later of (x) the date the Company obtains the approval of its stockholders to the issuance of the shares in the transaction, and (y) the effective date of the resale registration statement covering such shares. The second of these pricing periods shall occur after the later of (x) the stockholder approval date and (y) the date on which the purchasers in the offering can freely sell their common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction, but only if the number of shares registered under the resale registration statement and available for issuance under the Series D Warrants is less than the number of such shares to which the holders of such warrants are entitled. If during the applicable pricing period, the arithmetic average of the seven lowest market prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. The initial pricing period began on July 1, 2010. The average of the seven lowest closing bid prices of the common stock for the month of July was $0.29. Based on this amount, the number of shares of common stock underlying the Series D Warrants would be approximately 19,300,000. The Series D Warrants became exercisable into shares of common stock, beginning July 1, 2010 and have an exercise price of $0.001 per share. As of August 9, 2010, 4,311,000 shares have been issued in connection with the exercise of the Series D Warrants.
     The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series A, B, and C warrants qualify for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that the Company issues additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. The Company also determined that, in accordance with ASC 815, Derivatives and Hedging, the Series D Warrants meet the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants was recorded as a liability. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations. Changes in the fair market value from the date of issuance to the reporting date will be recorded as a gain or loss in the statement of operations. The Company established the fair value of the Series A, B and C warrants using the Black-Scholes option valuation model and the fair value of the Series D warrants using the Binomial option valuation model applying the following assumptions:

	Warrant Valuation as of
	June 30, 2010				Total Fair
	Series A	Series B	Series C	Series D	Market Value

Stock Price	$0.38	$0.38	$0.38	$0.38
Exercise Price	$1.52	$1.14	$1.14	$—
Contractual life (in Years)	4.7 years	0.3 years	5.0 years	0.2 years
Expected volatility	72%	93%	71%	92%
Risk-free interest rate	1.79%	0.18%	1.79%	0.24%

Fair market value (in thousands)	$715	$9	$872	$5,001	$6,597

	Warrant Valuation as of
	March 31, 2010				Total Fair
	Series A	Series B	Series C	Series D	Market Value

Stock Price	$1.23	$1.23	$1.23	$1.23
Exercise Price	$1.52	$1.14	$1.14	$—
Contractual life (in Years)	5.0 years	0.5 years	5.2 years	0.5 years
Expected volatility	68%	68%	68%	68%
Risk-free interest rate	2.55%	0.24%	2.55%	0.24%

Fair market value (in thousands)	$4,312	$1,855	$4,925	$1,204	$12,296

	Warrant Valuation on Date of Issuance
	March 11, 2010				Total Fair
	Series A	Series B	Series C	Series D	Market Value

Stock Price	$1.24	$1.24	$1.24	$1.24
Exercise Price	$1.52	$1.14	$1.14	$—
Contractual life (in Years)	5.0 years	0.6 years	5.3 years	0.3 years
Expected volatility	67%	60%	67%	62%
Risk-free interest rate	2.43%	0.22%	2.43%	0.22%

Fair market value (in thousands)	$4,331	$1,774	$4,930	$833	$11,868

     Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period which ends May 15,

2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of June 30, 2010, there remain a total of 5,073,435 shares available for sale under the CEFF.
     Due to the indeterminate number of shares of common stock underlying the Series D Warrants in connection with the Company’s private placement on March 11, 2010, OXiGENE has concluded that the CEFF warrants should be recorded as a liability effective with the private placement issuance. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement issuance to the reporting date will be recorded as a gain or loss in the statement of operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

			Warrant
			Valuation on Date
			of Designation as a
	Warrant Valuation as of	Warrant Valuation as of	Liability
	June 30, 2010	March 31, 2010	March 11, 2010

Stock Price	$0.38	$1.23	$1.24
Exercise Price	$2.74	$2.74	$2.74
Contractual life (in Years)	3.1	3.4	3.4 years
Expected volatility	82%	75%	75%
Risk-free interest rate	1.00%	1.60%	1.50%

Fair market value (in thousands)	$13	$101	$103

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
The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Warrant Valuation as of June 30, 2010		Total Fair
	Series I	Series II	Market Value

Stock Price	$0.38	$0.38
Exercise Price	$2.10	$1.60
Contractual life (in Years)	4.1 years	0.4 years
Expected volatility	76%	86%
Risk-free interest rate	1.00%	0.22%

Fair market value (in thousands)	$220	$2	$222

	Warrant Valuation as of March 31, 2010		Total Fair
	Series I	Series II	Market Value

Stock Price	$1.23	$1.23
Exercise Price	$2.10	$1.60
Contractual life (in Years)	4.3 years	0.7 years
Expected volatility	72%	68%
Risk-free interest rate	2.30%	0.32%

Fair market value (in thousands)	$1,526	$449	$1,975

	Warrant Valuation as of December 31, 2009		Total Fair
	Series I	Series II	Market Value

Stock Price	$1.14	$1.14
Exercise Price	$2.10	$1.60
Contractual life (in Years)	4.6 years	0.9 years
Expected volatility	69%	100%
Risk-free interest rate	2.60%	0.40%

Fair market value (in thousands)	$1,350	$850	$2,200

The table below summarizes the value (in thousands) of the above described derivative instruments recorded on the Company’s balance sheet as of the respective dates:

	As of June 30, 2010		As of December 31, 2009
Warrants Issued in Connection with:	Current	Long-term	Current	Long-term

Committed Equity Financing Facility		$13		$—

Direct Registration Series I Warrants		220		1,350

Direct Registration Series II Warrants	2		850

Private Placement Series A Warrants		715		—

Private Placement Series B Warrants	9		—

Private Placement Series C Warrants		872		—

Private Placement Series D Warrants	5,001		—

Total derivative liability	$5,012	$1,820	$850	$1,350

The gain from the change in fair value of warrants and other financial instruments (in thousands) is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Symphony Additional Investment Shares	$—	$448	$—	$444

Committed Equity Financing Facility Warrants	88	(199)	90	(203)

Direct Registration Warrants	1,753	—	1,978	—

Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	(4,433)

Private Placement Warrants	5,698	—	5,271	—

Total gain on change in fair market value of derivatives	$7,539	$249	$2,906	$241

     In July 2009, the Company executed an Amended and Restated Purchase Option Agreement with Symphony Capital. In connection with this amendment, the Additional Funding Agreement with Symphony was terminated and as such the liability associated with the potential issuance of shares in connection with the Additional Funding Agreement was eliminated.
Non-Vested Restricted Stock
     As of June 30, 2010, the Company had 20,000 shares of non-vested restricted common stock outstanding, issued at a grant price of $4.09.
     The Company recorded expense of approximately $50,000 and $26,000 related to outstanding restricted stock awards during the three months ended June 30, 2010 and 2009, respectively. The Company recorded expense of approximately $60,000 and $116,000 related to outstanding restricted stock awards during the six months ended June 30, 2010 and 2009, respectively. The 20,000 shares of unvested restricted common stock at June 30, 2010 will vest in June 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.
     Employee Stock Purchase Plan (2009 ESPP)
     In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 2,500,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for the three and six month periods ended June 30, 2010 of $1,000 and $3,000, respectively. Pursuant to the 2009 ESPP plan provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 500,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
     Director Compensation Policy
     In December 2009, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. As a result of this plan, the Company issued 180,000 shares as compensation for Board and committee service in 2009 to each member of the Board. Pursuant to the amended plan effective January 1, 2010, each of the Company’s non-employee Directors was granted 10,000 fully vested shares of common stock on January 2, 2010 as additional compensation for services previously rendered to the Company during 2009, and 25,000 fully vested shares of common stock on each of January 2, 2010 and July 1, 2010 as compensation for services rendered in 2010. The Company recorded expense for the three and six month periods ended June 30, 2010, of $100,000 and $200,000, respectively for these shares.
Comprehensive Income (Loss)
     The Company’s only item of other comprehensive income (loss) relates to unrealized gains and losses on available for sale securities and is presented separately on the balance sheet, as required.
A reconciliation of comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(In thousands)

Consolidated net income (loss) as reported	$2,537	$(7,966)	$(8,491)	$(14,541)

Unrealized gains	—	53	—	110

Total comprehensive income (loss)	2,537	(7,913)	(8,491)	(14,431)

Less comprehensive loss attributable to noncontrolling interest	—	(2,693)	—	(3,717)

Comprehensive income (loss) attributable to OXiGENE, Inc.	$2,537	$(5,220)	$(8,491)	$(10,714)

     Consolidation of Variable Interest Entity (VIE)
     OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Holdings”), until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. The funding from Holdings supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

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
     The Company consolidated the financial position and results of operations of ViDA in accordance with proper accounting guidance. OXiGENE believes ViDA was by design a VIE because OXIGENE had a purchase option to acquire its outstanding voting stock at prices that were fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA was a VIE of which OXiGENE was the primary beneficiary. After OXiGENE exercised the purchase option, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE. In December 2009, ViDA was merged directly into OXiGENE and thus is no longer a separate subsidiary.
     Accounting and Reporting of Noncontrolling Interests
     On January 1, 2009, the Company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810, Consolidation. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, the Company reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when it entered into a strategic collaboration with Symphony, until July 20, 2009, when OXiGENE acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming the Company’s wholly-owned subsidiary, the operating results of ViDA continued to be included in the Company’s consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests.
     Losses incurred by ViDA and attributable to Symphony were charged to the noncontrolling interest. The noncontrolling interest was eliminated in the third quarter 2009 with the acquisition of ViDA.
     Income Taxes
     The Company accounts for income taxes based upon the provisions of ASC 740, Income Taxes. Under ASC 740, deferred taxes are recognized using the liability method whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.
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
Property and equipment consisted of the following at the dates indicated below:

	June 30, 2010	December 31, 2009
	(in thousands)

Leasehold improvements	$449	$449

Equipment	650	650

Furniture and fixtures	416	416

Total gross assets	1,515	1,515

Less accumulated depreciation	1,387	1,332

Total property and equipment	$128	$183

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
     The following table sets forth the components of the Company’s restructuring as of June 30, 2010 (in thousands):

	Original			Amounts Paid Through	Amounts Accrued as of
	Charges	Adjustment	Adjusted charges	June 30, 2010	June 30, 2010

General and Administrative Employee severance and related costs	$52		$52	$(38)	$14

Research and Development Employee severance and related costs	458	(25)	433	(411)	22

Total restructuring	$510	$(25)	$485	$(449)	$36

Reclassifications
     Prior year amounts have been reclassified to conform to the current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses.
2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through June 30, 2010, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

     Over the next five years, the Company expects to record amortization expense related to this license agreement of approximately $98,000 per year and the net book value at June 30, 2010, was $435,000. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.
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
     As part of the CEFF, the Company entered into a Registration Rights Agreement dated February 19, 2008. Pursuant to the agreement, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with respect to the resale of the shares of common stock issuable under the CEFF and the warrant The Registration Rights Agreement provides for payments by the Company to Kingsbridge in the event of (1) failure to maintain effectiveness of the Registration Statement in certain circumstances, and (2) deferral or suspension of registration during black-out periods, subject to certain exceptions. The Company is not eligible to sell shares to Kingsbridge under the CEFF for so long as the closing price of the Company’s common stock remains below $0.75 per share.
     In April 2009, the Company entered into a separation agreement with Patricia Walicke, M.D., Ph.D., its former Vice President and Chief Medical Officer. Pursuant to the separation agreement, Dr. Walicke received severance payments in the amount of $300,000 made in equal installments over one year.
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
     On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, will be made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company will pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. No assurance can be given that the Company will sell any shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and June 30, 2009 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2009, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
Our Business

     We are a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. Our primary focus is the development of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT™, our lead candidate, in human clinical trials, and the drug candidate has generally been observed to be well-tolerated.
ZYBRESTAT for Oncology
FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase II study with ZYBRESTAT in non-small cell lung cancer
     We are currently evaluating ZYBRESTAT in a 63-patient, randomized, controlled Phase II clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of study, in which they receive ZYBRESTAT (CA4P) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic drug, bevacizumab, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe this study, if successful, will provide support for initiating discussions with the U.S. Food and Drug Administration, or FDA, for a pivotal registration program with ZYBRESTAT in NSCLC; and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act via vascular endothelial growth factor, or VEGF, pathway inhibition.
     On June 6, 2010, we reported updated safety and clinical activity data from the FALCON trial at the 2010 Annual Meeting of the American Society of Clinical Oncology (ASCO). The updated analysis showed that for the 53 patients treated in this study as of the date of the analysis (27 in the standard therapy arm and 26 in the CA4P + standard therapy arm (safety population), meaningful improvements were observed in response rate, progression-free survival and overall survival rates in the study arm (ZYBRESTAT combined with bevacizumab and carboplatin/paclitaxel chemotherapy) as compared with the control arm (bevacizumab and chemotherapy) of the trial. The combination regimen including ZYBRESTAT was observed to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. The data were presented in a poster titled, “Randomized phase II trial of a tumor vascular disrupting agent fosbretabulin tromethamine (CA4P) with carboplatin, paclitaxel and bevacizumab in stage IIIb/IV nonsquamous non-small cell lung cancer (NSCLC): The FALCON trial,” by Edward Garon, M.D., Assistant Professor of Medicine at the University of California, Los Angeles and primary investigator in the study. On June 16, 2010, we announced the completion of enrollment in the FALCON trial.
FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)
     In 2007, we initiated a Phase 2/3 study in which ZYBRESTAT would be evaluated in 180 patients, which we refer to as the FACT trial, as a potential treatment for anaplastic thyroid cancer, or ATC, a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. The primary endpoint for the FACT trial is overall survival. In the FACT trial, patients were randomized either to the treatment arm of the study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they receive only carboplatin and paclitaxel.
     In February 2010, due to financial considerations, we chose to stop further enrollment in the Phase 2/3 FACT clinical trial in ATC, but to continue to treat and follow all 80 patients who were enrolled. Interim data from this trial will be presented at the upcoming 14th International Thyroid Congress in Paris, France, on September 12, 2010. Data from an additional event-driven survival analysis among the 80 enrolled patients are anticipated in late 2010 and/or in early 2011.
     The FDA granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. These designations have not been affected by the halted enrollment in the Phase 2/3 study.
     In 2007, we completed a Special Protocol Assessment, or SPA, process with the FDA, for this Phase 2/3 study. The FDA has been informed that enrollment in this study was halted at 80 patients and that we expected that the SPA would no longer be applicable. Any utility of the truncated Phase2/3 study for regulatory purposes would have to be negotiated with the FDA once study outcomes, and in particular overall survival data, are available.
     Phase II trial with ZYBRESTAT in platinum-resistant ovarian cancer

     On June 1, 2009, results from a Phase 2 trial with ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, in recurrent, platinum-resistant ovarian cancer, were presented at ASCO. We believe the result of this study supports further development of ZYBRESTAT in ovarian cancer and are considering options for undertaking further randomized, controlled studies in ovarian cancer, including a study or studies which may potentially be undertaken in collaboration with an oncology cooperative study group and support by the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute.
     We are the exclusive licensee, sole assignee or co-assignee of a number of U.S. and foreign patents relating to ZYBRESTAT for oncology, including, inter alia, U.S. Patent No. 7,037,906, drawn to methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel, and U.S. Patent Nos. 7,524,832, 7,659,261, and 7,659,262, drawn to lyophilized and crystalline combretastatin A-4 phosphate tromethamine. Each of these patents, upon payment of the required maintenance fees, is scheduled to expire in 2021. Under the provisions of the Drug Price Competition and Patent Term Restoration Act (the Hatch-Waxman Act), upon FDA approval, one patent covering the approved product may be extended for a maximum of five years to restore patent term lost during the regulatory approval process.
     We believe that, if successful, the ongoing ZYBRESTAT clinical trial program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:
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
     In addition, based upon preclinical results first published by our collaborators in the November 2007 and May 2010 online issues of the journal BLOOD, as well as preclinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and our other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies such as acute leukemias and lymphomas.
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
     We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Clinical Research United Kingdom. In collaboration with OXiGENE, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were refractory to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We are currently evaluating escalating doses of OXi4503 in an ongoing OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. We intend to conduct an analysis of the latter trial in the latter half of 2010, and future developments thereafter will depend on the outcome of this analysis and available financial resources. In December 2009, we filed a U.S. IND for OXi4503. We anticipate initiating an additional Phase 1 study of OXi4503 in a leukemic indication during 2010, subject to available financial resources.
ZYBRESTAT for Ophthalmology
     In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we are undertaking an ophthalmology research and development program with ZYBRESTAT, the objective of which is to develop a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that results in loss of vision. We believe that a safe, effective and convenient topically-

administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.
     In June 2009, we initiated a randomized, double-masked, placebo-controlled Phase 2 proof-of-mechanism trial, which we refer to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. The main clinical indication in this disease is a form of polyps formed in the retina of patients which are made up of vessels that have properties very similar to tumor vasculature. The effect of ZYBRESTAT on the polyps is being visualized and documented as part of the study. Because of slower than expected accrual, we will be conducting an analysis of the FAVOR study in the second half of 2010.
     OXiGENE has two topical formulations of ZYBRESTAT in development — an eye drop and a minitab-both of which have demonstrated attractive pharmacokinetic and safety properties and efficacy in destroying abnormal vasculature in a rat choroidal melanoma model following administration in the conjunctival space. We believe that a topical formulation could be ready for clinical development in early 2011.
     In parallel with the FAVOR trial, we are evaluating the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT, administered via topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.
     We believe the architecture of the abnormal vasculature in the retina and choroid that contributes to PCV patients’ loss of vision may be particularly susceptible to treatment with a VDA such as ZYBRESTAT. We further believe that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program are to:
•	determine the therapeutic utility of ZYBRESTAT in PCV, and visualize the effect of ZYBRESTAT on the vasculature of the polyps associated with PCV;

•	determine blood concentrations of drug required for activity in humans and thereby estimate, with the benefit of preclinical data, an appropriate dose of topically-administered ZYBRESTAT to be evaluated in subsequent human clinical studies; and

•	further evaluate the feasibility of developing a topical formulation of ZYBRESTAT for ophthalmological indications.
     To date, we have completed preclinical experiments demonstrating that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. We have also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that we believe should be sufficient for therapeutic activity. On June 22, 2010, Dai Chaplin, Ph.D., head of research and development and chief scientific officer at OXiGENE, presented an update on our ZYBRESTAT ophthalmology program at the Glaucoma and Retinopathies conference, including encouraging preclinical data showing that the company’s topical formulation achieved target retina/choroid concentrations with minimal systemic exposure. Finally, we have completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase 2 study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.
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
Results of Operations
Three Months Ended June 30, 2010 and 2009
Revenue
     We reported no licensing revenue for the three months ended June 30, 2010 and 2009. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended June 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$3,348	67%	$6,004	73%	$(2,656)	-44%
General and administrative	1,678	33%	2,171	27%	(493)	-23%

Total operating expenses	$5,026	100%	$8,175	100%	$(3,149)	-39%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

		Three Months ended June 30,
	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$2,405	72%	$3,625	60%	$(1,220)	-34%
Employee compensation and related	770	23%	2,097	35%	(1,327)	-63%
Stock-based compensation	12	0%	14	0%	(2)	-14%
Other	161	5%	268	5%	(107)	-40%

Total research and development	$3,348	100%	$6,004	100%	$(2,656)	-44%

     The majority of the reduction in external services costs for the three month period ended June 30, 2010 compared to the same three month period in 2009 of approximately $1,220,000, is due to a decrease of activity in all three of our main programs, most notably our ZYBRESTAT for oncology program. The reduction in expenses for our ATC study is a direct result of our decision in February 2010 to discontinue the recruitment of patients for this study. We also experienced a reduction in expenses for our study of Ovarian cancer as this study was essentially complete in 2009. The reduction in employee compensation and related costs for the three month period ended June 30, 2010 compared to the same three month period in 2009 of approximately $1,327,000 is primarily due to a reduction in the number of average full-time equivalents for the comparative periods of approximately 49%, in connection with our restructuring plan implemented in February 2010. The reduction in other expenses for the three month period ended June 30, 2010 compared to the same three month period in 2009 of approximately $107,000, is primarily due to a reduction in facilities related costs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

		Three Months ended June 30,
	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$519	31%	$757	35%	$(238)	-31%
Stock-based compensation	169	10%	84	4%	85	101%
Consulting and professional services	683	41%	1,080	50%	(397)	-37%
Other	307	18%	250	11%	57	23%

Total general and administrative	$1,678	100%	$2,171	100%	$(493)	-23%

     The decrease in employee compensation and related costs for the three month period ended June 30, 2010 compared to the same three-month period of 2009 of approximately $238,000 is primarily due to a 50% reduction in the use of temporary and contract personnel and nonrecurring general and administrative charges for the ViDA entity. The decrease in consulting and professional service related expenses for the three-month period ended June 30, 2010 compared to the same three-month period of 2009 of approximately $397,000 is primarily due to non-recurring costs in connection with our review of our corporate quality systems.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the three month periods ended June 30, 2010 and 2009, in thousands:

	Three months ended June 30,
	2010	2009

Change in fair value of warrants and other financial instruments	$7,539	$249
Investment income	4	18
Other income (expense), net	20	(58)

Total	$7,563	$209

     We recorded an unrealized (non cash) gain as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 1 to the financial statements, Summary of Significant Accounting Policies.
     The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended June 30, 2010 and 2009, in thousands.

	Three months ended June 30,
	2010	2009

Symphony Additional Investment Shares	$—	$448
Committed Equity Financing Facility Warrants	88	(199)
Direct Registration Warrants	1,753	—
Private Placement Warrants	5,698	—

Total gain on change in fair market value of derivatives	$7,539	$249

The reduction in investment income for the three-month period ended June 30, 2010 compared to the same three-month period of 2009 is due to lower average cash balances available for investment in the 2010 period.
Six Months Ended June 30, 2010 and 2009
Revenue
     We reported no licensing revenue for the six months ended June 30, 2010 and 2009. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

		Six Months ended June 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$7,533	66%	$10,929	74%	$(3,396)	-31%
General and administrative	3,381	30%	3,879	26%	(498)	-13%
Restructuring	510	4%	—	0%	510

Total operating expenses	$11,424	100%	$14,808	100%	$(3,384)	-23%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

		Six Months ended June 30,
	2010		2009
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$5,193	69%	$6,454	59%	$(1,261)	-20%
Employee compensation and related	1,934	26%	$3,804	35%	(1,870)	-49%
Stock-based compensation	47	0%	$72	1%	(25)	-35%
Other	359	5%	$599	5%	(240)	-40%

Total research and development	$7,533	100%	$10,929	100%	$(3,396)	-31%

     The majority of the reduction in external services costs for the six month period ended June 30, 2010 compared to the same six month period in 2009 of approximately $1,261,000, is due to a decrease of activity in all three of our main programs, most notably our ZYBRESTAT for Oncology program. The reduction in expenses for our ATC study is a direct result of our decision in February 2010 to discontinue the recruitment of patients for this study. We also experienced a reduction in expenses for our study of Ovarian cancer for the six month period ended June 30, 2010, as this study was essentially complete in 2009. The decreases in expenses for our ATC and Ovarian studies were offset by an increase in expenses for our study of NSCLC. The reduction in employee compensation and related costs for the six month period ended June 30, 2010 compared to the same six month period in 2009 of approximately $1,870,000 is primarily due to a reduction in the number of average full-time equivalents for the comparative periods of approximately 49%, in connection with our restructuring plan implemented in February 2010. The reduction in other expenses for the six month period ended June 30, 2010 compared to the same six month period in 2009 of approximately $240,000, is primarily due to a reduction in facilities related costs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

		Six Months ended June 30,
	2010		2009
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$1,135	33%	$1,519	39%	$(384)	-25%
Stock-based compensation	227	7%	$213	5%	$14	7%
Consulting and professional services	1,455	43%	$1,581	41%	$(126)	-8%
Other	564	17%	$566	15%	$(2)	0%

Total general and administrative	$3,381	100%	$3,879	100%	$(498)	-13%

     The decrease in employee compensation and related costs for the six month period ended June 30, 2010 compared to the same six-month period of 2009 of approximately $384,000 is primarily due to a 38% reduction in the use of temporary and contract personnel and nonrecurring general and administrative charges for the ViDA entity. The decrease in consulting and professional service related expenses for the six-month period ended June 30, 2010 compared to the same six-month period of 2009 of approximately $126,000 is primarily due to non-recurring costs in connection with our review of our corporate quality systems offset in part by non-recurring cost incurred in the 2010 period in connection with our efforts to acquire VaxGen Inc.
Restructuring Plan
     In February 2010, we implemented a restructuring plan in which we terminated 20 full-time employees, or approximately 49% of our work force. The purpose of the restructuring was to focus our resources on the highest-value clinical assets and reduce our cash utilization. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through August 2010. Key aspects of the restructuring and its effects on our current clinical trials are as follows:
•	We will continue to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study). We presented updated safety and efficacy results from this trial at the American Society of Clinical Oncology (ASCO) meeting in June 2010.

•	We have stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but will continue to treat and follow all patients who are currently enrolled. A survival analysis is anticipated in early 2011. We expect this plan to optimize our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and subsequent years. We will be presenting updated safety and efficacy results from this trial at the International Thyroid Congress meeting in September 2010.

•	The OXi4503 Phase 1b trial in patients with hepatic tumors will continue with an interim analysis expected in the second half of 2010.

•	The Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration, will continue but with a reduced number of patients and an analysis of the treatment results expected in the second half of 2010.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	We reduced our workforce by 20 employees or approximately 49%
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the six month periods ended June 30, 2010 and 2009, in thousands:

	Six months ended June 30,
	2010	2009

Change in fair value of warrants and other financial instruments	$2,906	$241
Investment income	11	70
Other income (expense), net	16	(44)

Total	$2,933	$267

     We recorded an unrealized (non cash) gain as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 1 to the financial statements, Summary of Significant Accounting Policies.
     The table below summarizes the components of the change in fair value of warrants for the six month periods ended June 30, 2010 and 2009, in thousands.

	Six months ended June 30,
	2010	2009

Symphony Additional Investment Shares	$—	$444
Committed Equity Financing Facility Warrants	90	(203)
Direct Registration Warrants	1,978	—
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	(4,433)
Private Placement Warrants	5,271	—

Total gain on change in fair market value of derivatives	$2,906	$241

     In July 2009, we executed an Amended and Restated Purchase Option Agreement with Symphony Capital. In connection with this amendment, the Additional Funding Agreement with Symphony was terminated and as such the liability associated with the potential issuance of shares in connection with the Additional Funding Agreement was eliminated.
     The reduction in investment income for the six-month period ended June 30, 2010 compared to the same six-month period of 2009 is due to lower average cash balances available for investment in the 2010 period.
Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2010, we had an accumulated deficit of approximately $192,421,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $7,312,000 at June 30, 2010.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Six months ended June
30, 2010

Operating activities:

Net loss	$(8,491)
Non-cash adjustments to net loss	(2,328)
Changes in operating assets and liabilities	(2,589)

Net cash used in operating activities	(13,408)

Investing activities:
Other	38

Net cash provided by investing activities	38

Investing activities:
Proceeds from issuance of common stock	6,675

Net cash provided by financing activities	6,675

Decrease in cash and cash equivalents	(6,695)

Cash and cash equivalents at beginning of period	13,932

Cash and cash equivalents at end of period	$7,237

     Non-cash adjustments to net loss in the six-month period ended June 30, 2010 consist primarily of a change in the fair value of warrants and other financial instruments of $2,906,000, offset in part by stock compensation expense of $474,000 related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $2,700,000. Net cash provided by financing activities for the six-month period ended June 30, 2010 is primarily attributable to the net proceeds of our private placement of common stock and warrants completed in March 2010.
     On February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. As a part of this restructuring we stopped further enrollment in our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and reduced our work force by approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of these ongoing clinical studies and our cash resources at that time.
     We incurred a one-time charge in connection with the reduction of our work force of approximately $510,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force is expected to reduce the cash required to operate our business from between $6,000,000 and $7,000,000 per quarter to between $4,000,000 and $5,000,000 per quarter in the second half of 2010.
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
     The four separate series of warrants consist of the following:
(A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and a per share exercise price of $1.52; (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which will be exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date; (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and have a per share exercise price of $1.14; and (D) Series D Warrants to purchase shares of common stock. The Series D Warrants are not immediately exercisable, and the number of shares of common stock issuable upon exercise of such Series D Warrants cannot be determined as of the date of this filing. We registered 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. The final number of shares of common stock issuable upon exercise of the Series D Warrants will be determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods shall occur after the later of (x) the date we obtain the approval of our stockholders to the issuance of the shares in the transaction, and (y) the effective date of the resale registration statement covering such shares. The second of these pricing periods shall occur after the later of (x) the stockholder approval date and (y) the date on which the purchasers in the offering can freely sell their common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction, but only if the number of shares registered under the resale registration statement and available for issuance under the Series D Warrants is less than the number of such shares to which the holders of such warrants are entitled. If during the applicable pricing period, the arithmetic average of the seven lowest market prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. If the Series D Warrants become exercisable into shares of common stock, the Series D Warrants will become immediately exercisable and will have an exercise price of $0.001 per share. The initial pricing period for the Series D Warrants began on July 1, 2010. The average of the seven lowest closing bid prices of our common stock for the month of July was $0.29. Based on this amount, the number of shares issuable upon exercise of the Series D Warrants would be approximately 19,300,000. The Series D Warrants became exercisable into shares of common stock, beginning July 1, 2010 and have an exercise price of $0.001 per share. As of August 9, 2010, 4,311,000 shares have been issued in connection with the exercise of the Series D Warrants.
     On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV, if any, will be made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We will pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. We have also provided MLV with customary indemnification rights.
     We anticipate that our existing cash, cash equivalents and restricted cash of $7,312,000 would enable us to maintain our currently planned operations through the third quarter of 2010, assuming that we continue to achieve the planned cost reductions from our February 2010 restructuring. Assuming the maximum potential net proceeds from the ATM sales agreement described above are received in equal monthly amounts over a six month period beginning no later than October 2010, we expect that our existing financial resources, together with the expected net proceeds from the ATM would be sufficient to fund our operations into the second quarter of 2011. No assurance can be given that we will sell any shares under the ATM sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.
     We will need to raise additional funds to support our operations to remain a going concern beyond the third quarter of 2010 or, if funds are raised through the ATM sales agreement as described above, beyond the second quarter of 2011, and such funding may not be available to us on acceptable terms, or at all. We are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of our potential product candidates. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed would materially harm our business, financial condition and results of operations.
     Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects and clinical trials, the cost, timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials much of which is not within our control as well as the timing of hiring development staff to support our product development plans. The anticipated reduction in our cash utilization resulting from our restructuring plans is highly dependent on the timeliness and effectiveness of renegotiating our contracts with the vendors and service providers involved with the restructuring plans
     Our cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to: the progress of and results of our pre-clinical testing and clinical trials of our VDA drug candidates under development, including ZYBRESTAT, our lead drug candidate, and OXi4503; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to developing manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending ourselves against possible claims of infringement by us of third party patent or other technology rights; the costs of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand is dependent in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, for example the range of indications for which any product is granted approval.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2010, we held one derivative financial instrument in the form of the Series D warrant issued in connection with the March 2010 private placement financing. This warrant met the definition of a derivative in accordance with ASC 815 and is being accounted for as a liability. Currently, we expect to be able to determine the number of shares that will be issuable to settle this warrant by late October 2010. As of June 30, 2010 we do not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
     During the term that the warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the warrants are outstanding. This is particularly true with regards to the Series D Warrants, under which we do not yet know how many shares will be issuable.
If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.
     Companies listed on The NASDAQ Stock Market (“NASDAQ”) are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On June 17, 2010, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have an initial grace period of 180 calendar days, or until December 14, 2010, to regain compliance with the minimum bid price requirement. In addition, Companies listed on The NASDAQ Global Stock Market (“NASDAQ”) are subject to delisting for failure to maintain a minimum market value of $50,000,000 during any consecutive 30 day period. On July 21, 2010 we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the market value of our common shares did not meet the $50,000,000 minimum market value requirement pursuant to NASDAQ Listing Rule 5450(b)(A) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have an initial grace period of 180 calendar days, or until January 18, 2011, to regain compliance with the minimum market value requirement. We cannot be sure that our share price or market value will comply with the requirements for continued listing of our common shares on The NASDAQ Global Market in the future. If our common shares lose their status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.
     If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.
     Such delisting from The NASDAQ Global Market and continued or further declines in our share price and market value could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)

Item 5. Other Information
None.
Item 6. Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated August 5, 2010
10.1	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. (1)
31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: August 13, 2010	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: August 13, 2010	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated August 5, 2010
10.1	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. (1)
31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.