Form 10-Q
period 2010-09-30
OXIGENE INC
filed 2010-11-12
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010, there were 107,892,343 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.
Cautionary Factors that May Affect Future Results
     The disclosure and analysis by OXiGENE, Inc. (the “Company”) in this report contain “forward-looking statements.” Forward-looking statements give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to the sufficiency of our financial resources, our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our prospective products or product approvals, our beliefs regarding our intellectual property position, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.
     Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations in the near term; the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Consolidated Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,454	$13,932
Restricted cash	75	140
Prepaid expenses	475	644
Other current assets	73	108

Total current assets	7,077	14,824

Furniture and fixtures, equipment and leasehold improvements	1,515	1,515
Accumulated depreciation	(1,409)	(1,332)

	106	183

License agreements, net of accumulated amortization of $1,089 and $1,016 at September 30, 2010 and December 31, 2009, respectively	411	484
Other assets	86	126

Total assets	$7,680	$15,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$426	$1,181
Accrued research and development	2,430	4,753
Accrued other	698	1,684
Derivative liability short term	2,596	850

Total current liabilities	6,150	8,468

Derivative liability long term	9,085	1,350

Total liabilities	15,235	9,818

Commitments and contingencies (Note 3)
Stockholders’ (deficit) equity:

Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—

Common stock, $.01 par value, 300,000 shares authorized and 97,161 shares issued and outstanding at September 30, 2010; 150,000 shares authorized and 62,738 shares issued and outstanding at December 31, 2009	972	627
Additional paid-in capital	197,430	189,102
Accumulated deficit	(205,957)	(183,930)

Total stockholders’ (deficit) equity	(7,555)	5,799

Total liabilities and stockholders’ (deficit) equity	$7,680	$15,617

See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating costs and expenses (1):
Research and development	$2,379	$6,155	$9,912	$17,084
General and administrative	1,256	1,585	4,637	5,464
Restructuring	—	—	510	—

Total operating costs and expenses	3,635	7,740	15,059	22,548

Loss from operations	(3,635)	(7,740)	(15,059)	(22,548)

Change in fair value of warrants and other financial instruments	(9,893)	791	(6,987)	1,032

Investment income	3	24	14	94

Other income (expense), net	(11)	(18)	5	(62)

Consolidated net loss	$(13,536)	$(6,943)	$(22,027)	$(21,484)

Less: net loss attributed to non controlling interest	$—	$(468)	$—	$(4,186)

Net loss attributed to OXiGENE, Inc.	$(13,536)	$(6,475)	$(22,027)	$(17,298)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc	$—	$(10,383)	$—	$(10,383)

Net loss applicable to common stock	$(13,536)	$(16,858)	$(22,027)	$(27,681)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common stock	$(0.17)	$(0.29)	$(0.31)	$(0.55)

Weighted-average number of common shares outstanding	77,916	59,096	70,609	50,503

(1) Includes share based compensation expense as follows:

Research and development	$62	$61	$113	$134
General and administrative	$114	$133	$537	$382
See accompanying notes.

OXiGENE, Inc.
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:

Consolidated net loss	$(22,027)	$(21,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	6,987	(1,032)
Depreciation	77	92
Amortization of license agreement	73	73
Rent loss accrual	—	(34)
Stock-based compensation	650	516
Changes in operating assets and liabilities:

Restricted cash	65	(140)

Prepaid expenses and other current assets	232	(856)

Accounts payable, accrued expenses and other payables	(4,000)	2,108

Net cash used in operating activities	(17,943)	(20,757)

Investing activities:
Proceeds from sale of available-for-sale securities	—	753
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	—	2,319
Purchase of furniture, fixtures and equipment	—	(100)
Proceeds from sale of fixed assets	—	6
Change in other assets	40	(9)

Net cash provided by investing activities	40	2,969
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	10,380	9,052
Proceed from Symphony ViDA acquisition, net of acquisition costs	—	12,344
Proceeds from exercise of employee stock plans	45	—

Net cash provided by financing activities	10,425	21,396

(Decrease) Increase in cash and cash equivalents	(7,478)	3,608

Cash and cash equivalents at beginning of period	13,932	18,275

Cash and cash equivalents at end of period	$6,454	$21,883

Non- cash Disclosures:
Fair market value reclassification of Kingsbridge warrants to liability	$103	$—
Fair market value of private placement warrants at issuance	$11,868	$—
Fair market value of warrants at exercise	$5,043	$—
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
          On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell 6,578,945 shares of its common stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and offering expenses, and excluding the subsequent exercises of the warrants.
          On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the three months ended September 30, 2010, the Company sold 10,669,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,123,000. As of September 30, 2010, there were 3,581,000 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. No assurance can be given that the Company will sell any additional shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
          In July 2010, the Company submitted three applications requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. In November 2010 the Company was notified that it has been awarded a grant in the amount of approximately $244,000 for each of the project applications submitted for a total of approximately $732,000. The Company anticipates that it will receive the funds in November 2010.
          The Company expects its existing cash and cash equivalents and the proceeds of the qualifying discovery project grant awarded in November 2010 to support the Company’s operations into the first quarter of 2011. Assuming that net proceeds from the potential sale of remaining shares at current market prices under the ATM sales agreement described above are received before February 2011, the Company expects that its existing financial resources, together with the expected net proceeds from the ATM, would be sufficient to fund its operations into the second quarter of 2011. No assurance can be given that the Company will sell any shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates. OXiGENE will need to access additional funds to remain a going concern beyond the first quarter of 2011 or, if funds are raised through the ATM sales agreement as described above, beyond the second quarter of 2011. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. This uncertainty creates doubt about the Company’s ability to continue as a going concern.
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
The Company did not hold any available-for-sale securities as of September 30, 2010 or December 31, 2009.
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
          As of September 30, 2010 and December 31, 2009, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Warrants”, which are valued using level 3 inputs. As of September 30, 2010, OXiGENE held $6,454,000 in cash and cash equivalents, of which $781,000 was in a money market fund, none of which was subject to this disclosure requirement. The Company has adopted the fair value standards as it relates to the non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.
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
Net Loss Per Share
          Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE shares of common stock by the weighted-average number of common shares outstanding. All of the Company’s common stock equivalents are anti-dilutive for all periods in which the Company has reported a net loss. Accordingly, common stock equivalents of approximately 78,888,000 and 9,050,000 at September 30, 2010 and September 30, 2009, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
Stockholders’ (Deficit) Equity, Common and Preferred Shares
          The Company had 300,000,000 and 150,000,000 shares of common stock authorized as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 the Company had 97,161,000 shares of common stock issued and outstanding. On March 11, 2010 the Company completed a private placement of common stock with certain institutional investors to sell 6,578,945 shares of OXiGENE Common Stock and four separate series of warrants to purchase Common Stock. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the first quarter of 2010 and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations.
          On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the three months ended September 30, 2010, the Company sold 10,669,000 shares of common stock pursuant to the sales agreement resulting in net proceeds to the Company of approximately $3,123,000. As of September 30, 2010, there were 3,581,000 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. No assurance can be given that the Company will sell any additional shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
          The following table summarizes the number of shares of common stock of the Company issued and the proceeds received during the nine month period ended September 30, 2010:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(in thousands)
Director fees	385	$—

ATM	10,669	3,123

Private Placement	6,579	6,643

Exercise of Private Placement Series A Warrants	1,401	—

Exercise of Private Placement Series B Warrants	5,052	614

Exercise of Private Placement Series D Warrants	10,279	—

Other	58	45

Totals	34,423	$10,425

          Share issuances to our directors under the Director Compensation policy are described below. The warrants issued in connection with the Private Placement of the Company’s common stock in March 2010, contain a cashless exercise feature as described in the respective warrant agreements.
Stock-based Compensation
          The Company expenses the estimated fair value of all share-based payments issued to employees over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan ( “1996 Plan”) that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”).
Options, Warrants, Non-Vested Stock, 2009 ESPP and Director Compensation Policy
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
          The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the nine-month period ended September 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2009	1,899	$3.60	6.85	$—
Granted	5,135	$0.81		$—
Exercised	(29)	$0.75		$11
Forfeited and expired	(437)	$3.76		$—

Options outstanding at September 30, 2010	6,568	$1.42	8.91	$—

Option exercisable at September 30, 2010	1,269	$3.43	6.33	$—

Options vested or expected to vest at September 30, 2010	4,447	$1.66	8.61	$—

          During the nine months ended September 30, 2010, 196,000 options expired. As of September 30, 2010 there was approximately $1,044,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 3.05 years.
          The following stock options were granted during the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Options Granted (In thousands)	1,662	57	5,135	1,422

Weighted average fair value	$0.11	$0.93	$0.81	$0.59
          The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted Average Assumptions
Risk-free interest rate	0.50%	2.46%	1.83%	1.98%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	74%	66%	70%	58%
Dividend yield	0.00%	0.00%	0.00%	0.00%
          The following is a summary of options vested and their fair values for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Options vested (In thousands)	428	8	667	90

Total Fair Value	$58	$10	$291	$24
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
          The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2010:

			Number of Warrants outstanding as of:
			(in thousands)
		Weighted Average
Warrants Issued in Connection with:	Date of Issue	Exercise Price	September 30, 2010	December 31, 2009
Committed Equity Financing Facility	February 19, 2008	$2.74	250	250

Direct Registration Series I Warrants	July 20, 2009	$2.10	2,813	2,813

Direct Registration Series II Warrants	July 20, 2009	$1.60	—	2,813

Private Placement Series A Warrants	March 11, 2010	$0.28	30,714	—

Private Placement Series B Warrants	March 11, 2010	$0.28	2,196	—

Private Placement Series C Warrants	March 11, 2010	$0.28	26,780	—

Private Placement Series D Warrants	March 11, 2010	$0.001	9,547	—

Total Warrants outstanding			72,300	5,876

     Private Issuance of Public Equity “PIPE” Warrants
          On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell shares of its Common Stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and excluding the subsequent exercises of the warrants.

     The four separate series of warrants consist of the following:
     (A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and had an initial per share exercise price of $1.52;
     (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which were initially exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;
     (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $1.14; and
     (D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. The Company registered for resale 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.
          The Series A, B and C warrants listed above contain full ratchet anti-dilution features based on the price and terms of any financings completed after March 11, 2010 as described in the warrant agreements. As set forth in the table below, the number of shares issuable upon exercise of the Series A, B and C Warrants has increased substantially and the per share exercise price has decreased substantially, as a result of the operation of these features. The final number of shares of common stock issuable upon exercise of the Series D Warrants was determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods occurred from July 1, 2010 to August 11, 2010. The second of these pricing periods occurred from September 11, 2010 to October 22, 2010. The series D Warrants provided that if during the applicable pricing period, the arithmetic average of the seven lowest closing bid prices of the common stock (as reported on the NASDAQ Stock Market) was less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. Since the arithmetic average of such prices was below $1.14 per share during the applicable pricing periods, the number of shares issuable upon exercise of the Series D Warrants has increased substantially as set forth in the table below. All of the warrants listed above contain a cashless exercise feature as described in the warrant agreements.
          The following is a summary of the adjusted number of warrants from the original amounts issued for each of the series of warrants for the three month period ended September 30, 2010 as a result of the operation of the full ratchet anti-dilution provisions of such warrants (in thousands, except for the Adjusted Exercise Price):

	Original
	Number of	Adjusted
	Warrants	Number of	Adjusted
Warrant Series:	Issued	Warrants	Exercise Price
Series A Warrants	6,579	35,714	$0.28

Series B Warrants	6,579	26,780	$0.28

Series C Warrants	6,579	26,780	$0.28

Series D Warrants	6,579	20,224	$0.001

Total	26,316	109,498

     As of October 12, 2010, consistent with the terms of the Series B warrant agreements, the 2,196,000 Series B warrants outstanding as of September 30, 2010 expired without being exercised and therefore the total number of Series C warrants outstanding is 24,584,000 (equal to the total number of Series B warrants exercised prior to the expiration of the Series B warrants). As of October 22, 2010, the final number of adjusted shares issuable upon exercise of the Series D warrants consistent with the Series D warrant agreements is 20,555,000. The effective arithmetic average of the seven lowest closing bid prices of the Company’s common stock resulting in the final number of adjusted Series D warrants was $0.276.
     The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series A, B, and C warrants qualify for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that the Company issues additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. The Company also determined that, in accordance with ASC 815, Derivatives and Hedging, the Series D Warrants meet the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants was recorded as a liability. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations. Changes in the fair market value from the date of issuance to the exercise date and reporting date, until exercised or cancelled will be recorded as a gain or loss in the statement of operations.
     The following is a summary of the warrants exercised during the three month period ended September 30, 2010 and the assumptions used to determine the fair value of warrants exercised. The Company established the fair value of the Series A and B warrants using the Black-Scholes option valuation model and the fair value of the Series D warrants using the Binomial option valuation model (in thousands):

	Series A	Series B	Series C	Series D	Total
Number of Warrants exercised	5,000	24,584	—	10,677	40,261

Average:
Stock Price	$0.27	$0.29		$0.30
Exercise Price	$0.28	$0.28		$0.001
Contractual life (in Years)	4.5 years	0.1 years		0.14 years
Expected volatility	78%	117%		100%
Risk-free interest rate	1.59%	0.13%		0.13%

Fair market value	$811	$1,257	$—	$2,975	$5,043

Number of shares Issued for Warrants Exercised	1,401	5,052	—	10,279	16,732
     The Company reduced the respective derivative liability for the fair market value of the warrants exercised with the offset being recorded in Additional paid-in capital.
     The table below summarizes the warrants outstanding as of September 30, 2010 and March 11, 2010, the date of issuance of the warrants. The Company established the fair value of the Series A, B and C warrants using the Black-Scholes option valuation model and the fair value of the Series D warrants using the Binomial option valuation model applying the following assumptions:

		Warrant Valuation as of
		September 30, 2010			Total Fair
	Series A	Series B	Series C	Series D	Market Value
Stock Price	$0.26	$0.26	$0.26	$0.26
Exercise Price	$0.28	$0.28	$0.28	$0.001
Contractual life (in Years)	4.5 years	0.03 years	4.8 years	0.06 years
Expected volatility	78%	42%	76%	72%
Risk-free interest rate	1.27%	0.14%	1.27%	0.15%

Fair market value (in thousands)	$4,767	$5	$4,188	$2,591	$11,551

	Warrant Valuation on Date of Issuance
		March 11, 2010			Total Fair
	Series A	Series B	Series C	Series D	Market Value
Stock Price	$1.24	$1.24	$1.24	$1.24
Exercise Price	$1.52	$1.14	$1.14	$0.001
Contractual life (in Years)	5.0 years	0.6 years	5.3 years	0.3 years
Expected volatility	67%	60%	67%	62%
Risk-free interest rate	2.43%	0.22%	2.43%	0.22%

Fair market value (in thousands)	$4,331	$1,774	$4,930	$833	$11,868

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 5,708,035 shares of the Company’s common stock or up to an aggregate of $40,000,000 during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of its common stock at a price of $2.74 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of September 30, 2010, there remain a total of 5,073,435 shares available for sale under the CEFF.
     Due to the initially indeterminate number of shares of common stock underlying the Series D Warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE has concluded that the CEFF warrants should be recorded as a liability effective with the private placement issuance. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement issuance to the reporting date will be recorded as a gain or loss in “Change in fair value of warrants and other financial instruments” in the Statement of Operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

		Warrant
		Valuation on Date
		of Designation as a
	Warrant Valuation as of	Liability
	September 30, 2010	March 11, 2010
Stock Price	$0.26	$1.24
Exercise Price	$2.74	$2.74
Contractual life (in Years)	2.9 years	3.4 years
Expected volatility	91%	75%
Risk-free interest rate	0.64%	1.50%

Fair market value (in thousands)	$7	$103

Direct Registration Warrants
     On July 20, 2009, OXiGENE raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 6,250,000 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant (“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $2.10 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $1.60 per share of common stock, for a purchase price of $1.60 per unit (the “Units”). The short-term warrants were exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from the Company’s Phase II/III pivotal clinical trial regarding ZYBRESTAT™ as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason. On September 12, 2010, the Company announced interim results from its anaplastic thyroid cancer study and therefore the short-term Direct Registration Series II warrants expired ten trading days later on September 24, 2010, without being exercised.
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
     The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Warrant Valuation as of
	September 30, 2010		Total Fair
	Series I	Series II	Market Value
Stock Price	$0.26
Exercise Price	$2.10
Contractual life (in Years)	3.8 years
Expected volatility	82%
Risk-free interest rate	0.64%

Fair market value (in thousands)	$123	$—	$123

	Warrant Valuation as of
	December 31, 2009		Total Fair
	Series I	Series II	Market Value
Stock Price	$1.14	$1.14
Exercise Price	$2.10	$1.60
Contractual life (in Years)	4.6 years	0.9 years
Expected volatility	69%	100%
Risk-free interest rate	2.60%	0.40%

Fair market value (in thousands)	$1,350	$850	$2,200

     The table below summarizes the value (in thousands) of the above described derivative instruments recorded on the Company’s balance sheet as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
Warrants Issued in Connection with:	Current	Long-term	Current	Long-term
Committed Equity Financing Facility		$7		$—
Direct Registration Series I Warrants		123		1,350
Direct Registration Series II Warrants	—		850
Private Placement Series A Warrants		4,767		—
Private Placement Series B Warrants	5		—
Private Placement Series C Warrants		4,188		—
Private Placement Series D Warrants	2,591		—

Total derivative liability	$2,596	$9,085	$850	$1,350

The gain (loss) from the change in fair value of warrants and other financial instruments (in thousands) is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Symphony Additional Investment Shares	$—	$—	$—	$416
Committed Equity Financing Facility Warrants	5	70	95	(105)
Direct Registration Warrants	99	721	2,077	721
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	(4,433)
Private Placement Warrants	(9,997)	—	(4,726)	—

Total gain (loss) on change in fair market value of derivatives	$(9,893)	$791	$(6,987)	$1,032

     In July 2009, the Company executed an Amended and Restated Purchase Option Agreement with Symphony Capital. In connection with this amendment, the Additional Funding Agreement with Symphony was terminated and as such the liability associated with the potential issuance of shares in connection with the Additional Funding Agreement was eliminated.
Non-Vested Restricted Stock
     As of September 30, 2010, the Company had 20,000 shares of non-vested restricted common stock outstanding, issued at a grant price of $4.09.
     The Company recorded expense of approximately $11,000 and $64,000 related to outstanding restricted stock awards during the three months ended September 30, 2010 and 2009, respectively. The Company recorded expense of approximately $71,000 and $180,000 related to outstanding restricted stock awards during the nine months ended September 30, 2010 and 2009, respectively. The 20,000 shares of unvested restricted common stock at September 30, 2010 will vest in June 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.
Employee Stock Purchase Plan (2009 ESPP)
     In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 2,500,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for the three and nine month periods ended September 30, 2010 of $3,000 and $6,000, respectively. Pursuant to the 2009 ESPP plan provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 500,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
Director Compensation Policy
     In December 2009, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. As a result of this plan, the Company issued 180,000 shares as compensation for Board and committee service in 2009 to each member of the Board. Pursuant to the amended plan effective January 1, 2010, each of the Company’s non-employee Directors was granted 10,000 fully vested shares of common stock on January 2, 2010 as additional compensation for services previously rendered to the Company during 2009, and 25,000 fully vested shares of common stock on each of January 2, 2010 and July 1, 2010 as compensation for services rendered in 2010. The Company recorded expense for the three and nine month periods ended September 30, 2010, of $29,000 and $229,000, respectively for these shares.
Comprehensive Loss
A reconciliation of comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(In thousands)
Consolidated net loss as reported	$(13,536)	$(6,943)	$(22,027)	$(21,484)

Less comprehensive loss attributable to noncontrolling interest	—	(468)	—	(4,186)

Comprehensive loss attributable to OXiGENE, Inc.	$(13,536)	$(6,475)	$(22,027)	$(17,298)

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
Property and equipment consisted of the following at the dates indicated below:

	September 30, 2010	December 31, 2009
	(in thousands)
Leasehold improvements	$449	$449
Equipment	650	650
Furniture and fixtures	416	416

Total gross assets	1,515	1,515
Less accumulated depreciation	1,409	1,332

Total property and equipment	$106	$183

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
Restructuring
     In February 2010, the Company implemented a restructuring plan in which it terminated 20 full-time employees, or approximately 49% of its work force. The purpose of the restructuring was to focus the Company’s resources on its highest-value clinical assets and reduce its cash utilization. The restructuring expenses include severance payments, health and medical benefits and related taxes, which were paid through August 2010.

     The following table sets forth the components of the Company’s restructuring as of September 30, 2010 (in thousands):

			Adjusted	Amounts Paid Through	Amounts Accrued as of
	Original Charges	Adjustment	charges	September 30, 2010	September 30, 2010
General and Administrative Employee severance and related costs	$52		$52	$(52)	$—

Research and Development Employee severance and related costs	458	(25)	433	(433)	—

Total restructuring	$510	$(25)	$485	$(485)	$—

Reclassifications
     Prior year amounts have been reclassified to conform to the current year presentation to reflect an allocation of facilities related costs from General and Administrative expenses to Research and Development expenses.
2. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through September 30, 2010, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.
     The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at September 30, 2010, was $411,000. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.
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
     As part of the CEFF, the Company entered into a Registration Rights Agreement dated February 19, 2008. Pursuant to the agreement, the Company has filed a Registration Statement on Form S-1 (File No. 333-150595) with respect to the resale of the shares of common stock issuable under the CEFF and the warrant issued to Kingsbridge. The Registration Rights Agreement provides for payments by the Company to Kingsbridge in the event of (1) failure to maintain effectiveness of the Registration Statement in certain circumstances, and (2) deferral or suspension of registration during black-out periods, subject to certain exceptions. The Company is not eligible to sell shares to Kingsbridge under the CEFF for so long as the closing price of the Company’s common stock remains below $0.75 per share.
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
     On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the three months ended September 30, 2010, the Company sold 10,669,000 shares of common stock pursuant to the sales agreement resulting in net proceeds to the Company of approximately $3,123,000. As of September 30, 2010, there were 3,581,000 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. No assurance can be given that the Company will sell any additional shares under the sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
4. Subsequent Event
     In July 2010, the Company submitted three applications requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. In November 2010 the Company was notified that it has been awarded a grant in the amount of approximately $244,000 for each of the project applications submitted for a total of approximately $732,000. The Company anticipates that it will receive the funds in November 2010.
     The final number of shares of common stock issuable upon exercise of the Series D Warrants was determined following two pricing periods, the first of which occurred from July 1, 2010 to August 11, 2010, and the second of which occurred from September 11, 2010 to October 22, 2010. As of October 22, 2010, the final number of adjusted shares issuable upon exercise of the Series D warrants consistent with the Series D warrant agreements was determined to be 20,555,000. During October 2010, 9,878,000 Series D warrants were exercised for which 9,840,000 shares were issued consistent with the terms of that warrant agreement. All of the Series D Warrants were exercised by November 9, 2010 and there are no Series D warrants outstanding after that date.
     The Company did not have any other material recognizable or unrecognizable subsequent events that occurred after September 30, 2010 up through the date the Company issued these financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and September 30, 2009 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2009, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report.
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
ZYBRESTAT for Oncology
FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase II study with ZYBRESTAT in non-small cell lung cancer
     We are currently evaluating ZYBRESTAT in a 63-patient, randomized, controlled Phase II clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of the study, in which they receive ZYBRESTAT (CA4P) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and the anti-angiogenic drug, bevacizumab, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe this study, if successful, will provide support for initiating discussions with the U.S. Food and Drug Administration, or FDA, for a pivotal registration program with ZYBRESTAT in NSCLC; and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act via vascular endothelial growth factor, or VEGF, pathway inhibition.
     On June 6, 2010, we reported updated safety and clinical activity data from the FALCON trial at the 2010 Annual Meeting of the American Society of Clinical Oncology (ASCO). The updated analysis showed that for the 53 patients treated in this study as of the date of the analysis (27 in the standard therapy arm and 26 in the CA4P + standard therapy arm (safety population), meaningful improvements were observed in response rate, progression-free survival and overall survival rates in the study arm (ZYBRESTAT combined with bevacizumab and carboplatin/paclitaxel chemotherapy) as compared with the control arm (bevacizumab and chemotherapy) of the trial. The combination regimen including ZYBRESTAT was observed to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. The data were presented in a poster titled, “Randomized phase II trial of a tumor vascular disrupting agent fosbretabulin tromethamine (CA4P) with carboplatin, paclitaxel and bevacizumab in stage IIIb/IV nonsquamous non-small cell lung cancer (NSCLC): The FALCON trial,” by Edward Garon, M.D., Assistant Professor of Medicine at the University of California, Los Angeles and primary investigator in the study. On June 16, 2010, we announced the completion of enrollment in the FALCON trial. We plan to present an update of the safety and clinical activity data for this trial at the European Organization for Research and Treatment of Cancer symposium in November 2010 in Berlin, Germany.
FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)
     In 2007, we completed a Special Protocol Assessment, or SPA, process with the FDA, for a Phase 2/3 study, which we refer to as the FACT trial, in which ZYBRESTAT was to be evaluated in 180 patients as a potential treatment for anaplastic thyroid cancer, or ATC. ATC is a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options. Median expected survival of patients is approximately 3-4 months from the time of diagnosis.
     The FDA also granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC. ZYBRESTAT was awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers.
     The primary endpoint for the FACT trial is overall survival. Eligible patients with histologically or cytologically confirmed ATC were randomized either to the treatment arm of the study, in which they received ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they received only carboplatin and paclitaxel. Central pathology review by external pathologists not associated with the study was utilized to confirm the histological diagnosis.
     The FACT trial began enrolling patients in 2007. In all, 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and the SPA. In February 2010, due to financial considerations, we chose to stop further enrollment in the Phase 2/3 FACT clinical trial in ATC, but to continue to treat and follow all 80 patients who were enrolled. Interim data from this trial was presented at both the 14th International Thyroid Congress on September 12, 2010 in Paris, France and the 35th European Society of Medical Oncology Congress on October 11, 2010 in Milan Italy. At these meetings, we reported data suggesting a benefit in overall survival in patients receiving ZYBRESTAT in combination with chemotherapy. Of particular note was the fact that the one year survival rate was doubled for patients receiving ZYBRESTAT. The additional data we presented in October also included some subgroup analyses that confirmed the overall survival benefit and also indicated that ZYBRESTAT improved the survival of patients with the most advanced stages of the disease, as well as patients who had been heavily pretreated with surgery, radiation or chemotherapy. Data from an additional event-driven survival analysis among the 80 enrolled patients are anticipated in late 2010 and/or in early 2011.
     The FDA has been informed that enrollment in this study was halted at 80 patients and that we expected that the SPA would no longer be applicable. Any utility of the truncated Phase 2/3 study for regulatory purposes would have to be negotiated with the FDA once study outcomes, and in particular overall survival data, are available. The orphan drug status and the expedited review designations have not been affected by the halted enrollment in the Phase 2/3 study.

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
     We believe that, if successful, the ongoing ZYBRESTAT for Oncology clinical trial program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:
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
     In addition, based upon preclinical results published by our collaborators in the February 2008 and September 2010 issues of the journal BLOOD, as well as preclinical data presented in April 2009 at the annual meeting of the American Association of Cancer Research (AACR), we believe that ZYBRESTAT and our other VDA product candidates, particularly OXi4503, may also have utility in the treatment of hematological malignancies such as acute leukemias and lymphomas.
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
     We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Clinical Research United Kingdom. In collaboration with OXiGENE, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were refractory to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We are currently evaluating escalating doses of OXi4503 in an ongoing OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. We intend to conduct an analysis of the latter trial in the fourth quarter of 2010, and future developments thereafter will depend on the outcome of this analysis and available financial resources. In December 2009, we filed a U.S. IND for OXi4503. We anticipate initiating an additional Phase 1 study of OXi4503 in a leukemic indication during 2011, subject to available financial resources.
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
     In June 2009, we initiated a randomized, double-masked, placebo-controlled Phase 2 proof-of-mechanism trial, which we refer to as the FAVOR trial, with intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization against which current therapies, including approved anti-angiogenic drugs, appear to provide limited benefit. The main clinical indication in this disease is a form of polyps formed in the retina of patients which are made up of vessels that have properties very similar to tumor vasculature. The effect of ZYBRESTAT on the polyps is being visualized and documented as part of the study. The FAVOR study has demonstrated that ZYBRESTAT can be safely administered and a topical formulation should be the next step in developing ZYBRESTAT in diseases of the eye.
     OXiGENE has two topical formulations of ZYBRESTAT in development — an eye drop and a minitab-both of which have demonstrated attractive pharmacokinetic and safety properties and efficacy in destroying abnormal vasculature in a rat choroidal melanoma model following administration in the conjunctival space. We believe that a topical formulation, that could be available in 2011, would enhance our partnering opportunities to further development of ZYBRESTAT in diseases of he eye.
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
     To date, we have completed preclinical experiments demonstrating that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved anti-angiogenic drug. We have also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that we believe should be sufficient for therapeutic activity. On June 22, 2010, Dai Chaplin, Ph.D., head of research and development and chief scientific officer at OXiGENE, presented an update on our ZYBRESTAT ophthalmology program at the Glaucoma and Retinopathies conference, including encouraging preclinical data showing that our topical formulation achieved target retina/choroid concentrations with minimal systemic exposure. Finally, we have completed and reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase 2 study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.
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
Results of Operations
Three Months Ended September 30, 2010 and 2009
Revenue
     We reported no licensing revenue for the three months ended September 30, 2010 and 2009. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

		Three Months ended September 30,
	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Operating Expenses	Amount	Operating Expenses	Amount	%
Research and development	$2,379	65%	$6,155	80%	$(3,776)	-61%
General and administrative	1,256	35%	1,585	20%	(329)	-21%

Total operating expenses	$3,635	100%	$7,740	100%	$(4,105)	-53%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2010		2009		Increase (Decrease)
	Amount	% of Total Expenses	Amount	% of Total Expenses	Amount	%
External services	$1,510	63%	$3,818	62%	$(2,308)	-60%
Employee compensation and related	$644	27%	$1,965	32%	(1,321)	-67%
Stock-based compensation	$62	3%	$40	1%	22	55%
Other	$163	7%	$332	5%	(169)	-51%

Total research and development	$2,379	100%	$6,155	100%	$(3,776)	-61%

     The majority of the reduction in external services costs for the three month period ended September 30, 2010 compared to the same three month period in 2009 of approximately $2,308,000, is due to a decrease of activity in all three of our main programs, most notably our ZYBRESTAT for oncology program. The reduction in expenses for our ATC study is a direct result of our decision in February 2010 to discontinue further recruitment of patients for this study. We also experienced a reduction in expenses for our study of Lung cancer as we completed enrollment for this study in June 2010. The reduction in employee compensation and related costs for the three month period ended September 30, 2010 compared to the same three month period in 2009 of approximately $1,321,000 is primarily due to a reduction in the number of average full-time equivalents, or FTE’s for the comparable periods of approximately 41%, in connection with our restructuring plan implemented in February 2010. The reduction in other expenses for the three month period ended September 30, 2010 compared to the same three month period in 2009 of approximately $169,000, is primarily due to a reduction in facility and conference related costs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2010		2009		Increase (Decrease)
	Amount	% of Total Expenses	Amount	% of Total Expenses	Amount	%
Employee compensation and related	$456	36%	$677	43%	$(221)	-33%
Stock-based compensation	$85	7%	$117	7%	(32)	-27%
Consulting and professional services	$453	36%	$561	35%	(108)	-19%
Other	$262	21%	$230	15%	32	14%

Total general and administrative	$1,256	100%	$1,585	100%	$(329)	-21%

     The decrease in employee compensation and related costs for the three month period ended September 30, 2010 compared to the same three-month period of 2009 of approximately $221,000 is primarily due to a 13% reduction in average FTEs for the comparable period particularly in the use of temporary and contract personnel. The decrease in consulting and professional service related expenses for the three-month period ended September 30, 2010 compared to the same three-month period of 2009 of approximately $108,000 is primarily due to lower fees to the members of our Board of Directors and nonrecurring general and administrative charges for the ViDA entity incurred in the 2009 period.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the three month periods ended September 30, 2010 and 2009, in thousands:

	Three months ended September 30,
	2010	2009
Change in fair value of warrants and other financial instruments	$(9,893)	$791
Investment income	3	24
Other income (expense), net	(11)	(18)

Total	$(9,901)	$797

     We recorded an unrealized (non cash) loss as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings of our common stock as discussed in the Warrants section of Note 1 to the financial statements, Summary of Significant Accounting Policies.
     The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended September 30, 2010 and 2009, in thousands.

	Three months ended September 30,
	2010	2009
Committed Equity Financing Facility Warrants	$5	$70
Direct Registration Warrants	99	721
Private Placement Warrants	(9,997)	—

Total gain on change in fair market value of derivatives	$(9,893)	$791

     The reduction in investment income for the three-month period ended September 30, 2010 compared to the same three-month period of 2009 is due to lower average cash balances available for investment in the 2010 period.
Nine Months Ended September 30, 2010 and 2009
Revenue
     We reported no licensing revenue for the nine months ended September 30, 2010 and 2009. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Nine Months ended September 30,
	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Operating Expenses	Amount	Operating Expenses	Amount	%
Research and development	$9,912	66%	$17,084	76%	$(7,172)	-42%
General and administrative	4,637	31%	5,464	24%	(827)	-15%
Restructuring	510	3%	—		510

Total operating expenses	$15,059	100%	$22,548	100%	$(7,489)	-33%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2010		2009		Increase (Decrease)
	Amount	% of Total Expenses	Amount	% of Total Expenses	Amount	%
External services	$6,703	68%	$10,273	60%	$(3,570)	-35%
Employee compensation and related	$2,579	26%	$5,769	34%	(3,190)	-55%
Stock-based compensation	$109	1%	$113	1%	(4)	-4%
Other	$521	5%	$929	5%	(408)	-44%

Total research and development	$9,912	100%	$17,084	100%	$(7,172)	-42%

     The majority of the reduction in external services costs for the nine month period ended September 30, 2010 compared to the same nine month period in 2009 of approximately $3,570,000, is primarily due to a decrease of activity in all three of our main programs, most notably our ZYBRESTAT for Oncology program. The reduction in expenses for our ATC study is a direct result of our decision in February 2010 to discontinue further recruitment of patients for this study. We also experienced a reduction in expenses for our study of Lung cancer and Ovarian cancer for the nine month period ended September 30, 2010. We completed enrollment for the Lung cancer study in June 2010 and the Ovarian cancer study was essentially complete in 2009. The reduction in employee compensation and related costs for the nine month period ended September 30, 2010 compared to the same nine month period in 2009 of approximately $3,190,000 is primarily due to a reduction in the number of average FTEs for the comparable periods of approximately 45%, in connection with our restructuring plan implemented in February 2010. The reduction in other expenses for the nine month period ended September 30, 2010 compared to the same nine month period in 2009 of approximately $408,000, is primarily due to a reduction in facility and conference related costs.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Nine Months ended September 30,
	2010		2009		Increase (Decrease)
	Amount	% of Total Expenses	Amount	% of Total Expenses	Amount	%
Employee compensation and related	$1,591	34%	$2,197	40%	$(606)	-28%
Stock-based compensation	$312	7%	$330	6%	$(18)	-5%
Consulting and professional services	$1,909	41%	$2,204	40%	$(295)	-13%
Other	$825	18%	$733	14%	$92	13%

Total general and administrative	$4,637	100%	$5,464	100%	$(827)	-15%

     The decrease in employee compensation and related costs for the nine month period ended September 30, 2010 compared to the same nine month period of 2009 of approximately $606,000 is primarily due to a 15% reduction in our average FTEs particularly the use of temporary and contract personnel and nonrecurring general and administrative charges for the ViDA entity in the 2009 period. The decrease in consulting and professional service related expenses for the nine month period ended September 30, 2010 compared to the same nine month period of 2009 of approximately $295,000 is primarily due to non-recurring costs in connection with our review of our corporate quality systems offset in part by non-recurring cost incurred in the 2010 period in connection with our attempted acquisition of VaxGen Inc.
Restructuring Plan
     In February 2010, we implemented a restructuring plan in which we terminated 20 full-time employees, or approximately 49% of our work force. The purpose of the restructuring was to focus our resources on the highest-value clinical assets and reduce our cash utilization. The restructuring expenses include severance payments, health and medical benefits and related taxes, which were paid through August 2010. Key aspects of the restructuring and its effects on our current clinical trials are as follows:
•	We will continue to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study). We presented updated safety and efficacy results from this trial at the American Society of Clinical Oncology (ASCO) meeting in June 2010. We plan to present an update of the safety and clinical activity data at the European Organization for Research and Treatment of Cancer symposium in November 2010 in Berlin, Germany.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but continue to follow all patients who are currently enrolled. A survival analysis is anticipated in early 2011. We expect this plan to optimize our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and subsequent years. We presented updated safety and efficacy results from this trial at the International Thyroid Congress meeting in September 2010 and at the European Society of Medical Oncology Congress in October 2010.

•	The OXi4503 Phase 1b trial in patients with hepatic tumors continues with an interim analysis expected in the fourth quarter of 2010.

•	The Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration, continued but with a reduced number of patients and an analysis of the treatment results is expected in the fourth quarter of 2010.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	We reduced our workforce by 20 employees or approximately 49%
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the nine month periods ended September 30, 2010 and 2009, in thousands:

	Nine months ended September 30,
	2010	2009
Change in fair value of warrants and other financial instruments	$(6,987)	$1,032
Investment income	14	94
Other income (expense), net	5	(62)

Total	$(6,968)	$1,064

     We recorded an unrealized (non cash) loss as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings of our common stock as discussed in the Warrants section of Note 1 to the financial statements, Summary of Significant Accounting Policies.
     The table below summarizes the components of the change in fair value of warrants for the nine month periods ended September 30, 2010 and 2009, in thousands.

	Nine months ended September 30,
	2010	2009
Symphony Additional Investment Shares	$—	$416
Committed Equity Financing Facility Warrants	95	(105)
Direct Registration Warrants	2,077	721
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	(4,433)	—
Private Placement Warrants	(4,726)	—

Total gain (loss) on change in fair market value of derivatives	$(6,987)	$1,032

     In July 2009, we executed an Amended and Restated Purchase Option Agreement with Symphony Capital. In connection with this amendment, the Additional Funding Agreement with Symphony was terminated and as such the liability associated with the potential issuance of shares in connection with the Additional Funding Agreement was eliminated.
     The reduction in investment income for the nine month period ended September 30, 2010 compared to the same nine month period of 2009 is due to lower average cash balances available for investment in the 2010 period.
Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2010, we had an accumulated deficit of approximately $205,957,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $6,529,000 at September 30, 2010.
     The following table summarizes our cash flow activities for the period indicated, in thousands:

Nine months ended
September 30, 2010
Operating activities:
Net loss	$(22,027)
Non-cash adjustments to net loss	7,787
Changes in operating assets and liabilities	(3,703)

Net cash used in operating activities	(17,943)

Investing activities:
Other	40

Net cash provided by investing activities	40

Investing activities:
Proceeds from issuance of common stock	10,425

Net cash provided by financing activities	10,425
Decrease in cash and cash equivalents	(7,478)
Cash and cash equivalents at beginning of period	13,932

Cash and cash equivalents at end of period	$6,454

     Non-cash adjustments to net loss in the nine month period ended September 30, 2010 consist primarily of a change in the fair value of warrants and other financial instruments of $6,987,000, and stock compensation expense of $650,000 related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $4,000,000. Net cash provided by financing activities for the nine month period ended September 30, 2010 is primarily attributable to the net proceeds of our private placement of common stock and warrants completed in March 2010 and the sale of common stock under our “at the market” equity financing facility discussed below.
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
     We incurred a one-time charge in connection with the reduction of our work force of approximately $510,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with the reduction in force has resulted in a reduction in the cash required to operate our business from the $6,000,000 to $7,000,000 per quarter we experienced in the first half of 2010 to between $4,000,000 and $5,000,000 per quarter in the second half of 2010.
     On March 11, 2010 we completed a definitive agreement with certain institutional investors to sell shares of our Common Stock and four separate series of warrants to purchase Common Stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and excluding the subsequent exercises of the warrants.
     The four separate series of warrants consist of the following:
     (A) Series A Warrants to initially purchase 6,578,945 shares of common stock, which are exercisable immediately after issuance, have a 5-year term and had an initial per share exercise price of $1.52;
     (B) Series B Warrants to initially purchase 6,578,945 shares of common stock, which were initially exercisable at a per share exercise price of $1.14, on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, and shall expire on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;
     (C) Series C Warrants to initially purchase 6,578,945 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $1.14; and
     (D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. We registered for resale 6,755,157 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.
     The Series A, B and C warrants listed above contain full ratchet anti-dilution features based on the price and terms of any financings completed after March 11, 2010 as described in the warrant agreements. As set forth in the table below, the number of shares issuable upon exercise of the Series A, B and C warrants has increased substantially and the per share exercise price has decreased substantially, as a result of the operation of these features. The final number of shares of common stock issuable upon exercise of the Series D Warrants was determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods occurred from July 1, 2010 to August 11, 2010. The second of these pricing periods occurred from September 11, 2010 to October 22, 2010. The Series D warrant provided that if during the applicable pricing period, the arithmetic average of the seven lowest closing bid prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($1.14), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. Since the arithmetic average of such prices was below $1.14 per share during the applicable pricing periods, the number of shares issuable upon exercise of the Series D warrants has increased substantially as set forth in the table below. All of the warrants listed above contain a cashless exercise feature as described in the warrant agreements.
     The following is a summary of the adjusted number of warrants from the original amounts issued for each of the series of warrants for the three month period ended September 30, 2010 as a result of the operation of the full ratchet anti-dilution provisions of such warrants (in thousands, except for the Adjusted Exercise Price):

					Number of
	Original Number	Adjusted		Number of	Shares Issued
	of Warrants	Number of	Adjusted	Warrants	for Warrants
Warrant Series:	Issued	Warrants	Exercise Price	Exercised	Exercised
Series A Warrants	6,579	35,714	$0.28	5,000	1,401
Series B Warrants	6,579	26,780	$0.28	24,584	5,052
Series C Warrants	6,579	26,780	$0.28	—	—
Series D Warrants	6,579	20,224	$0.001	10,677	10,279

Total	26,316	109,498		40,261	16,732

     As of October 12, 2010, consistent with the terms of the Series B warrant agreements, the 2,196,000 Series B warrants outstanding as of September 30, 2010 expired without being exercised and therefore the total number of Series C warrants outstanding is 24,584,000 (equal to the total number of Series B warrants exercised prior to the expiration of the Series B warrants). As of October 22, 2010, the final number of adjusted Series D warrants consistent with the Series D warrant agreements is 20,555,000. The effective arithmetic average of the seven lowest closing bid prices of our common stock resulting in the final number of adjusted Series D warrants was $0.276.
     On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV, are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. We have also provided MLV with customary indemnification rights.
     During the three months ended September 30, 2010, we sold 10,669,000 shares of common stock pursuant to the sales agreement resulting in net proceeds to us of approximately $3,123,000. As of September 30, 2010, there were 3,581,000 shares remaining available for sale under the ATM, based on the number of shares registered to be sold.
     The following table summarizes the number of shares of our common stock issued and the proceeds received from such sales during the nine month period ended September 30, 2010:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(in thousands)
Director fees	385	$—
ATM	10,669	3,123
Private Placement	6,579	6,643
Exercise of Private Placement Series A Warrants	1,401	—
Exercise of Private Placement Series B Warrants	5,052	614
Exercise of Private Placement Series D Warrants	10,279	—
Other	58	45

Totals	34,423	$10,425

     Shares have been issued to our directors under the Director Compensation policy. The warrants issued in connection with the Private Placement of our common stock in March 2010, contain a cashless exercise feature as described in the respective warrants agreements. During October 2010, 9,878,000 Series D warrants were exercised for which 9,840,000 shares were issued consistent with the terms of that warrant agreement. All of the Series D Warrants were exercised by November 9, 2010 and there are no Series D Warrants outstanding after that date.
     In July 2010, we submitted three applications requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. In November 2010 we were notified that we were awarded a grant in the amount of approximately $244,000 for each of the project applications submitted for a total of approximately $732,000. We anticipate that we will receive the funds in November 2010.
     We expect our existing cash and cash equivalents together with the proceeds of the qualifying discovery project grant awarded in November 2010 to support our operations into the first quarter of 2011. Assuming that net proceeds from the potential sale of remaining shares at current market prices under the ATM sales agreement described above are received before February 2011, the Company expects that its existing financial resources, together with the expected net proceeds from the ATM, would be sufficient to fund its operations into the second quarter of 2011. No assurance can be given that we will sell any additional shares under the ATM sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.
     We will need to raise additional funds to support our operations to remain a going concern beyond the first quarter of 2011 or, if funds are raised through the ATM sales agreement as described above, beyond the second quarter of 2011, and such funding may not be available to us on acceptable terms, or at all. We are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our potential product candidates. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed would materially harm our business, financial condition and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2010, we held one derivative financial instrument in the form of the Series D warrant issued in connection with the March 2010 private placement financing. This warrant met the definition of a derivative in accordance with ASC 815 and is being accounted for as a liability. The number of shares that are issuable to settle this warrant was determined on October 22, 2010. As of September 30, 2010 we do not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
The terms of the warrants issued in our March 2010 PIPE financing are likely to make it difficult for us to raise additional capital when needed.
     In March 2010, we issued four separate series of warrants to purchase our common stock in a private placement. The terms of the Series A, B and C warrants included full ratchet anti-dilution protections for the holders of the warrants, under which both the exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in the event that we conduct any financings in which the issuance price per share of the securities is less than the issuance price per share in the March 2010 PIPE financing. Since the issuance of these warrants, we have issued securities using our at-the-market offering arrangement at a price below the issuance price per share in the March 2010 PIPE financing, thereby triggering these anti-dilution protections on four occasions. As a result, the Series A warrants, originally exercisable for 6,578,945 shares at $1.52 per share, became exercisable for 35,714,000 shares at $0.28 per share. Similar adjustments were made to the Series B warrants and Series C warrants. We may issue additional securities in the future at an issuance price per share below the price per share in the March 2010 PIPE financing, which would trigger these anti-dilution protections again.
     We intend to engage in a dialogue with the investors in the March 2010 PIPE financing in an attempt to remove these anti-dilution protections. We cannot assure you that we will be successful in our attempt to do so, nor do we know what amount of consideration, if any, would be necessary in order to cause the March 2010 PIPE investors to agree to remove those protections.
     The presence of these anti-dilution protections in the warrants will make it difficult for us to complete a financing on acceptable terms. Our failure to raise additional financing in the near term is likely to have a material adverse effect on our operations.
We face the potential delisting of our common stock from the Nasdaq Global Market as a result of failure to comply with certain continued listing requirements. If we are unable to meet these requirements or to transfer our listing to the Nasdaq Capital Market, we could be required to list our common stock in the over-the-counter market, which could make obtaining future financing more difficult.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated August 5, 2010. (1)

10.1	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. (2)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: November 12, 2010	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: November 12, 2010	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated August 5, 2010. (1)

10.1	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. (2)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.