Form 10-K
period 2010-12-31
OXIGENE INC
filed 2011-03-16
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2010 was $15,846,000.

As of March 8, 2011, the aggregate number of outstanding shares of common stock of the registrant was 6,955,782.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Our Company

Our Business

OXiGENE is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. The Company’s primary focus is the development of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTATtm, the Company’s lead candidate, in human clinical trials, and the drug candidate has generally been observed to be well-tolerated.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of this reverse split.

OXiGENE will need to access additional funds to remain a going concern beyond the first quarter of 2011 or, if funds are raised through the Company’s at-the-market equity offering sales agreement as described in this Annual Report on Form 10-K, beyond the second quarter of 2011. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

ZYBRESTAT for Oncology

OXiGENE is currently pursuing the development of ZYBRESTAT, a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within tumors, also referred to as vascular disruption. ZYBRESTAT selectively targets the existing abnormal vasculature found specifically in most solid tumors and causes endothelial cells in that vasculature to become round and block the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, OXiGENE has conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types. Currently, OXiGENE is pursuing clinical trials of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC), non-small cell lung cancer (NSCLC) and ovarian cancer.

FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)

In earlier Phase 1 studies of ZYBRESTAT in anaplastic thyroid cancer, or ATC, clinical investigators observed several objective responses in treatment with ZYBRESTAT, including a complete response lasting more than 13 years, in patients with ATC. A subsequent Phase 2 study in 26 ATC patients showed a 23% rate of one year survival in a disease where median expected survival of patients is approximately 3-4 months from the time of diagnosis and fewer than 10% of patients are typically alive at one year.

Based on this encouraging data, OXiGENE completed a Special Protocol Assessment, or SPA, process with the FDA in 2007, for a Phase 2/3 study, which we refer to as the FACT trial, in which ZYBRESTAT was to be evaluated in 180 patients as a potential treatment for ATC. ATC is a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options.

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

The FACT trial began enrolling patients in 2007. A total of 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and the SPA. Due to the rarity of the disease and the fact that most of the patients screened for the study either died or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting the Company, in February 2010, OXiGENE chose to continue to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC in accordance with the SPA, but to stop further enrollment. Initial data from this trial was presented at both the 14th International Thyroid Congress on September 12, 2010 in Paris, France and the 35th European Society of Medical Oncology Congress on October 11, 2010 in Milan, Italy. At these meetings, OXiGENE reported data suggesting a one-month benefit in overall survival in patients receiving ZYBRESTAT in combination with chemotherapy. Of particular note was the fact that the one year survival rate was more than doubled from 9% to 23% for patients receiving chemotherapy plus ZYBRESTAT. The additional data OXiGENE presented in October also included some pre-defined subgroup analyses that confirmed the overall survival benefit initially observed, and also indicated that ZYBRESTAT improved the survival of patients with the most advanced stages of the disease, as well as patients who had been heavily pretreated with surgery, radiation or chemotherapy. Data from an additional event-driven survival analysis among the 80 enrolled patients are anticipated in the first half of 2011.

The FDA has been informed that enrollment in this study was halted at 80 patients and that we expected that the SPA would no longer be applicable. The orphan drug status and the expedited review designations have not been affected by the halted enrollment in the Phase 2/3 study. The Company requested a meeting with the FDA to discuss the results of this study and a potential path forward. In February 2011 the FDA notified the Company that it would meet with the Company on March 16, 2011.

FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase 2 study with ZYBRESTAT in non-small cell lung cancer

OXiGENE is currently evaluating ZYBRESTAT in a 63-patient, randomized, controlled Phase 2 clinical trial, which the Company refers to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of the study, in which they receive ZYBRESTAT (CA4P) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and bevacizumab, a drug that interferes with blood vessel growth, or angiogenics, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. OXiGENE believes that this study will suggest a benefit of ZYBRESTAT in NSCLC therapy. OXiGENE further believes these data could be used to design a pivotal registration program with ZYBRESTAT in NSCLC and more generally, provide clinical validation supporting further evaluation of

ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act by selectively inhibiting a particular blood vessel growth path, namely, the vascular endothelial growth factor, or VEGF, pathway.

The Company presented an update of the safety and clinical activity data for this trial at the European Organization for Research and Treatment of Cancer symposium in November 2010 in Berlin, Germany. The updated interim data showed that the median time to progression for patients receiving ZYBRESTAT plus bevacizumab and chemotherapy was 9.5 months, compared with a median time to progression of 8.8 months for patients receiving bevacizumab and chemotherapy alone. Of the patients in the study arm (ZYBRESTAT combined with bevacizumab and carboplatin/paclitaxel chemotherapy), 50% achieved a partial response, compared with the control arm (bevacizumab and chemotherapy) of the trial, where only 38% of patients achieved a partial response. The combination regimen including ZYBRESTAT was observed to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. OXiGENE expects to present the overall survival data from this study at the ASCO meeting in June 2011.

ZYBRESTAT in ovarian cancer

On June 1, 2009, OXiGENE reported positive final data from an investigator-sponsored Phase 2 study of ZYBRESTAT and carboplatin plus paclitaxel chemotherapy in patients with platinum-resistant ovarian cancer at the 2009 Annual Meeting of the American Society of Clinical Oncology (ASCO). Of 44 patients enrolled in the study, 11 (25%) had confirmed partial responses as determined by the Gynecologic Cancer Inter Group (GCIG) response criteria, i.e., response by tumor imaging (RECIST) and/or ovarian cancer biomarker (CA-125) criteria. An additional 4 patients had unconfirmed partial responses, and stable disease responses were reported in an additional 16 patients. The combination regimen of ZYBRESTAT and carboplatin plus paclitaxel chemotherapy was observed to be well-tolerated with approximately half of the patients completing all 6 cycles of therapy.

Based on the results of this Phase 2, single-arm, two-stage study, in February 2011 OXiGENE announced that it has entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in up to 110 patients with relapsed, platinum-sensitive ovarian cancer. Under the terms of the agreement, OXiGENE will provide ZYBRESTAT to NCI for an NCI-sponsored study conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. OXiGENE anticipates that investigators will initiate enrollment in this Phase 2 study in the first half of 2011. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.

Possible areas for future development

OXiGENE believes that, if successful, the ongoing ZYBRESTAT for oncology clinical trial program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

•	aggressive and difficult-to-treat solid tumors;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	use in combination with commonly used drugs, such as bevacizumab, that interfere with blood vessel growth, or angiogenics, in various solid tumor indications.

The Company believes these areas for potential further development collectively represent a significant unmet medical need and thus a significant potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum.

OXi4503, a unique, second generation VDA for oncology indications

OXiGENE is currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types and, as a more recent development, for the treatment of myeloid leukemias. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity: in addition to having potent vascular disrupting effects, OXi4503 is unique in that certain enzymes in the human body can help convert it to a form of chemical that has direct tumor cell killing effects. OXiGENE believes this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, the Company believes that OXi4503 may have enhanced activity in tumor types with relatively high levels of the enzymes that facilitate the conversion of OXi4503 to the form of chemical that kills tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

OXiGENE has completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Clinical Research United Kingdom. In collaboration with OXiGENE, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. The Company also evaluated escalating doses of OXi4503 in an ongoing OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. Patient follow-up and final analysis of the data from the latter trial is ongoing.

Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against AML in animal models, OXiGENE expects that investigators at the University of Florida will initiate an investigator sponsored Phase 1 study of OXi4503 in patients with acute myelogenous leukemia (AML) or myelodysplastic syndrome (MDS) in the first half of 2011. The Company expects this open-label, dose-escalating study for the treatment of up to 36 patients to be conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. The Company expects that initial indications of biologic activity from this study may be available as early as the first half of 2012.

The general direction of future development of OXi4503 — solid tumors or hematologic indications — will depend on the outcome of the analysis of both the solid tumor studies and the study in AML, as well as available financial resources and potential partnering activities.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, OXiGENE has undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. Previously, OXiGENE reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase 2 study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.

In December 2010, OXiGENE completed a randomized, double-masked, placebo-controlled Phase 2 proof-of-mechanism trial, which the Company refers to as the FAVOR trial, with a single dose of intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization, which is a condition where new blood vessels form in the choroid, a part of the eye, and which can lead to vision loss and, ultimately, blindness. Current therapies, including approved drugs that interfere with blood vessel growth, known as anti-angiogenics, appear to provide limited benefit. OXiGENE believes that the architecture of the abnormal vasculature in certain eye tissues, namely the retina and choroid, which contribute to PCV patients’ loss of vision, may be particularly susceptible to treatment with a VDA such as ZYBRESTAT.

The Company believes that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program of ZYBRESTAT in ophthalmology are:

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

Findings from the Phase 2 study, including effects on retinal thickness and retinal bleeding, are expected to be presented at a future ophthalmology meeting.

The Company believes that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, many of which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.

For this purpose OXiGENE has been developing a potential “minitab” topical formulation of ZYBRESTAT which has demonstrated attractive pharmacokinetic and safety properties and efficacy in destroying abnormal vasculature in a rat choroidal melanoma model following administration in the eye. The Company believes that a topical formulation would enhance our partnering opportunities to further develop ZYBRESTAT in diseases of the eye.

To date, OXiGENE has completed preclinical testing that indicated that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved drug that interferes with blood vessel growth, or anti-angiogenic agents. The Company has also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that it believes should be sufficient for therapeutic activity.

OXiGENE is also evaluating the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT for topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.

OXiGENE’s Development Programs and Product Candidates

The following table outlines the ongoing, recently completed and planned clinical development programs for OXiGENE’s current product candidates:

ZYBRESTAT for Oncology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

AnaplasticThyroid Cancer (ATC)	FACT Trial - Phase 2/3 Randomized, Controlled Pivotal Registration Study (n=180) Enrollment terminated at 80 patients in Feb 2010)	carboplatin + paclitaxel ± ZYBRESTAT	OXiGENE	Enrollment complete
1st-line Non-small Cell Lung Cancer (NSCLC)	FALCON Trial - Phase 2 Randomized, Controlled Study (n=60)	carboplatin + paclitaxel + bevacizumab ± ZYBRESTAT	OXiGENE	Enrollment complete
Platinum-resistant Ovarian Cancer	Phase 2 Simon Two-Stage Design Study (n=44)	ZYBRESTAT + carboplatin + paclitaxel	Cancer Research UK	Complete — results published
Platinum-relapsed but platinum sensitive Ovarian Cancer	Phase 2 Randomized Controlled Study (n=110)	ZYBRESTAT ± bevacizumab	GOG and NCI/CTEP	CRADA executed; planned for 2011

OXi4503 for Oncology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

Acute Myelogenous Leukemia and Myelodysplastic Syndromes	Phase 1 Dose-Escalation Study (n=36)	OXi4503	University of Florida	Agreement executed; planned for 2011
Solid Tumors with Hepatic Tumor burden	Phase 1b Dose-Ranging Study (n=18 in Phase Ib portion)	OXi4503	OXiGENE	Enrollment complete
Refractory Solid Tumors	Phase 1 Dose-Escalation Study	OXi4503	Cancer Research UK	Enrollment complete; results published

ZYBRESTAT for Ophthalmology

Study Design and
Indication	Number of Subjects (n)	Regimen	Sponsor	Status

Proof-of-mechanism Study in Polypoidal Choroidal Vasculopathy (PCV)	Phase 2 Randomized, Double-Masked, Placebo-controlled, Single-dose Study (n=20)	ZYBRESTAT (intravenous-route)	OXiGENE	Enrollment complete

Company Background

We are a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with our principal corporate office in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). We also have an office at 300 Bear Hill Road, Waltham, Massachusetts 02451. Our Internet address is www.OXiGENE.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors”

section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our web site does not form a part of this Annual Report.

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

Since 2004, multiple drugs that interfere with blood vessel growth, or anti-angiogenics (see table below) have been approved for a variety of cancer and ophthalmology indications, and development of approved anti-angiogenic drugs for new indications continues. Physician adoption of these first-generation anti-vascular drugs has been rapid and continues to accelerate.

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

In September 2006, OXiGENE announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab, a widely-used anti-angiogenic drug that acts by inhibiting VEGF, a pro-angiogenic growth factor. In this article, Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT and an anti-angiogenic agent (an anti-VEGF-receptor antibody) had synergistic effects on tumors.

In December 2007, OXiGENE completed a Phase Ib clinical trial to evaluate ZYBRESTAT in combination with bevacizumab (an approved and widely-used anti-VEGF monoclonal antibody) in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in patients who had failed previous treatments and were in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, OXiGENE reported final data from the trial showing that the two-drug combination appeared to be well-tolerated with early signs of clinical efficacy (9 of 16 patients with stable disease responses with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

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

	1ST-Generation Anti-Vascular Drugs	2ND-Generation Anti-Vascular Drugs

	Anti-Angiogenic Drugs (bevacizumab, ranibizumab, sorafenib, sunitinib, pegaptanib, etc.)	OXiGENE VDA Drug Candidates (ZYBRESTAT, OXi4503)

Biological Effect	Prevent formation and growth of new blood vessels throughout the body	Selectively occlude and collapse pre-existing tumor vessels

Mechanism	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) Promiscuous for all angiogenesis	Intermittently and reversibly collapses abnormal blood vessels that feed tumors

Selectively blocks the formation of tumor vessel and other abnormal vessel tissue junctions by disrupting the cell junctional protein VE-cadherin

ZYBRESTAT half-life is approximately 4 hours

Selective for abnormal vasculature characteristic of tumors and certain eye lesions

Rapidity of Effect	Weeks	Hours

Side Effects	Vascular and non-vascular side-effects, some of which are chronic in nature, e.g., chronic hypertension, wound-healing impairment, hemorrhage/ hemoptysis, gastrointestinal perforation, proteinuria/nephrotic syndrome, thromboembolic events, etc.	Transient and manageable, typical of a “vascularly active” chronic disease (e.g., transient and manageable hypertension)

Mostly non-overlapping with anti-angiogenics

Compare favorably with anti-angiogenics

OXiGENE believes its VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause shape change of tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that OXiGENE’s VDA drug candidates act in a reversible fashion on a protein called tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, ZYBRESTAT is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies and suggested in imaging studies of human patients treated with ZYBRESTAT and OXi4503.

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

Pre-clinical and clinical study results indicate that ZYBRESTAT exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of ZYBRESTAT in humans is approximately four hours. Because the half-life of the active form of ZYBRESTAT is relatively short, the effects of ZYBRESTAT on tubulin are reversible, and ZYBRESTAT is typically administered no more frequently than once per week, the side-effects of ZYBRESTAT are typically transient in nature, limited to the period of time following administration when the active form of ZYBRESTAT is in the body in significant concentrations. This contrasts with drugs that interfere with blood vessel growth, known as anti-angiogenic agents, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body, exert their tumor blood-vessel growth inhibiting effects over days to weeks, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with ZYBRESTAT are typically transient and manageable. The most frequent ZYBRESTAT side-effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, ZYBRESTAT also exhibits cardiovascular effects, which in the majority of patients are mild and transient in nature. Approximately 10-20% of patients treated with ZYBRESTAT experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurrence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by OXiGENE, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

In September 2010, a research article published in the journal Blood demonstrated that, in a systemic model of human leukemia growing in mice, OXi4503 had significant anti-leukemic activity when used as single agent. In this article, Dr Cogle and colleagues from the University of Florida in Gainesville provided evidence that the single agent activity of OXi4503 was greater than that obtained with the anti-angiogenic agent bevacizumab. In addition they attributed this anti-leukemic activity to several mechanisms including both its effect on blood vessels and a direct effect on leukemia cells mediated via its oxidation to a reactive quinine moiety and the associated production of oxygen radicals.

Preclinical Discovery Research

Under a sponsored research agreement with Baylor University, OXiGENE is pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and VDAs that are activated by areas of tumors that are deprived of adequate oxygen supply. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner OXiGENE believes could be complementary with its VDA therapeutics. OXiGENE also believes that its hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503.

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

OXiGENE intends to further these relationships, rather than expand its in-house research and development staff. In general, these programs are created, developed and controlled by internal OXiGENE management. Currently, OXiGENE has collaborative agreements and arrangements with a number of institutions in the United States and abroad, which it utilizes to perform the day-to-day activities associated with drug development. In 2010, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas;

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts;

•	University of Oxford, Oxford United Kingdom; and

•	University College London, London, United Kingdom.

OXiGENE has secured a technology license from Arizona State University (ASU). The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, OXi4503.  Under the ASU license, OXiGENE has the right to grant sublicenses. ASU is entitled to royalty and milestone payments under the license agreement. OXiGENE bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, OXiGENE has agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. Payments made to ASU to date have amounted to $2,500,000. The agreement is to terminate on December 31, 2014 or within two months of receipt of written notice of termination from OXiGENE.

OXiGENE also has a license from Baylor University. The Baylor license is an exclusive license to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. OXiGENE has the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that low single-digit royalties will be paid by OXiGENE should sales be generated through use of Baylor’s compounds, or a minimum annual royalty payment of $20,000. OXiGENE is not required to pay Baylor for use of Baylor’s compounds other than pursuant to this royalty arrangement. OXiGENE is entitled to file, prosecute and maintain patent applications on products for which it has a license under this agreement. OXiGENE had made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. Either party may terminate the license agreement upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents.

OXiGENE also has an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb (BMS) for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT. Under the BMS license, OXiGENE has the right to grant sublicenses. BMS is entitled to low-single-digit royalty payments under the license agreement. OXiGENE bears the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and has a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in December 2021.

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

Pursuant to these agreements, Holdings formed and capitalized Symphony ViDA in order (a) to hold certain intellectual property related to the programs which were exclusively licensed to Symphony ViDA under the Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding was intended to support preclinical and clinical development by OXiGENE, on behalf of Symphony ViDA, of the programs.

OXiGENE issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 675,675 shares of its common stock and warrants at a price of $22.20 per share, which was the closing price of its common stock on the NASDAQ Global Market on September 30, 2008, the day before OXiGENE entered into the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, OXiGENE issued to Holdings an aggregate of 180,180 shares of OXiGENE’s common stock with a fair value of $4,000,000 as consideration for the Purchase Option.

On July 2, 2009, OXiGENE, Holdings and Symphony ViDA entered into a series of related agreements pursuant to which OXiGENE exercised the Purchase Option under terms set forth in an amended and restated purchase option agreement (the Amended Purchase Option Agreement), and OXiGENE and Holdings also entered into an amended and restated registration rights agreement.

OXiGENE closed on the amended Purchase Option on July 20, 2009 and issued 500,000 shares of its common stock to Holdings at the closing in exchange for all of the equity of Symphony ViDA, subject to further adjustment under the rights described in the paragraph above. In addition, upon the closing of the Purchase Option, OXiGENE re-acquired all of the rights to the programs, and the approximately $12,400,000 in cash held by Symphony ViDA at the time of the closing became available for use for OXiGENE’s general corporate purposes.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. IND Safety Reports must be submitted to the FDA, IRBs and the investigators for (a) any suspected adverse reaction that is both serious and unexpected; (b) any findings from epidemiological studies, pooled analysis of multiple studies, or clinical studies (other than those already reported in (a); (c) any findings from animal or in vitro testing, whether or not conducted by the sponsor, that suggest a significant risk in humans exposed to the drug, such as reports of mutagenicity, teratogenicity, or carcinogenicity or reports of significant organ toxicity at or near the expected human exposure; and (d) any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

ZYBRESTAT was awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers and by the European Commission in the European Union for the treatment of anaplastic thyroid cancer.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect of a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

The FDA has granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC.

Foreign Regulation

Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, including additional clinical trials that may be required, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product.

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union members’ states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

PATENTS AND PROPRIETARY RIGHTS

OXiGENE actively seeks to protect the proprietary technology that it considers important to its business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors, in the United States and other jurisdictions internationally that it considers key pharmaceutical markets. OXiGENE also relies upon trade secrets and contracts to protect its proprietary information.

As of March 9, 2011, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted United States patents, seventeen (17) pending United States patent applications, two (2) pending Patent Cooperation Treaty international patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. OXiGENE’s policy is to file United States and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. OXiGENE also intends to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. OXiGENE seeks protection, in part, through confidentiality and proprietary information agreements.

OXiGENE considers the following United States patents owned by or exclusively licensed to OXiGENE to be particularly important to the protection of its most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration

ZYBRESTAT*	Methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel	December 2021
	Lyophilized or crystalline combretastatin A-4 phosphate tromethamine	September 2021
OXi4503**	Composition of matter for combretastatin A-1 (active)	April 2012
	Composition of matter for OXi4503 (combretastatin-A1-disodium-phosphate (OXi4503) pro-drug)	October 2021

*	In-licensed from Bristol-Myers Squibb

**	In-licensed from Arizona State University

In addition to these patents, for some of OXiGENE’s product candidates, it has patents and/or applications that cover a particular form or composition, used as part of combination therapy or method of preparation or use, as well as other pending patent applications. These issued patents, including any patents that issue from pending applications, could provide additional or a longer period of protection. OXiGENE also has patent applications pending that seek equivalent or substantially comparable protection for its product candidates in jurisdictions internationally that it considers key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that OXiGENE may receive under the federal Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

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

OXiGENE is aware of a limited number of companies involved in the development of VDAs. Such companies include Sanofi-Aventis, Myrexis, Nereus and MediciNova, all of which have VDAs that management believes are at an earlier or similar stage of clinical development than OXiGENE’s lead drug candidate, ZYBRESTAT.

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

EMPLOYEES

OXiGENE expects to continue to maintain a relatively small number of executives and other employees. OXiGENE relies on outsourcing much of its research, development, pre-clinical testing and clinical trial activity, although it maintains managerial and quality control over its clinical trials. As of December 31, 2010, OXiGENE had a total of 22 employees, of which 13 were engaged in research and development and monitoring of clinical trials.

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

We expect cash on hand, plus anticipated proceeds of our at-the-market equity offering sales agreement to fund our operations through the second quarter of 2011. No assurance can be given that we will sell any additional shares under the sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. In order to remain a going concern beyond the second quarter of 2011, we will require significant funding. Additional funds to finance our operations may not be available on terms that we deem acceptable, or at all.

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

If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2010, had an accumulated deficit of approximately $207,700,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

We face the potential delisting of our common stock from the NASDAQ Capital Market due to the uncertainty of our ability to maintain compliance with certain continued listing requirements. If we are unable to meet these requirements, we could be required to list our common stock in the over-the-counter market, which could make obtaining future financing more difficult.

Prior to March 3, 2011, the Company’s stock was listed on the NASDAQ Global Market. Companies listed on The NASDAQ Stock Market (“NASDAQ”) are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On June 17, 2010, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had an initial grace period of 180 calendar days, or until December 14, 2010, to regain compliance with the minimum bid price requirement. In addition, companies listed on The NASDAQ Global Market are subject to delisting for failure to maintain a minimum market value of $50,000,000 during any consecutive 30 day period. On July 21, 2010, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the market value of our common shares did not meet the $50,000,000 minimum market value requirement pursuant to NASDAQ Listing Rule 5450(b)(A) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we had an initial grace period of 180 calendar days, or until January 18, 2011, to regain compliance with the minimum market value requirement. We did not regain compliance with the minimum bid price requirement and the minimum market value requirement by December 14, 2010 and January 18, 2011, respectively.

On March 1, 2011, a NASDAQ Stock Market Hearings Panel advised us of its decision to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market and continue our listing on that market, provided that we regain compliance by June 13, 2011 with all continued listing standards of The NASDAQ Capital Market and have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. This compliance deadline represents the full extent of the NASDAQ Stock Market Hearing Panel’s authority to grant an exception and allow the continued listing of our common stock while we remain deficient with respect to the continued listing standards. Should we be unable to timely regain compliance with NASDAQ’s continued listing standards, the Hearings Panel indicated it will issue a final determination to delist our common stock and suspend trading of our common stock on The NASDAQ Stock Market, to be effective on the second business day from the date of the final determination. We cannot be sure that we will be able to regain compliance with The NASDAQ Stock Market’s listing standards by June 13, 2011. Neither can we be sure that our share price or market value will comply with the requirements for continued listing of our common shares on The NASDAQ Capital Market in the future. If our common shares lose their status on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

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

Such delisting from The NASDAQ Capital Market and continued or further declines in our share price and market value could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Our outstanding stock warrants may significantly increase the volatility of our stock price.

All of our outstanding common stock warrants have been determined to represent liabilities under United States Generally Accepted Accounting Principles. These instruments were recorded at their fair value as of the date of issuance. At each revaluation date, any subsequent changes in fair value will be recorded as a non-cash gain or loss in the statement of operations. Based on the number of instruments issued and the potential volatility in the fair value of these instruments, the subsequent non-cash gains or losses in the statement of operations could be significant, which has the potential to increase the volatility of our stock price.

Due in part to our constrained financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we have had to curtail clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes. For example, in February 2010 we announced a restructuring of our clinical development programs. As a part of that restructuring, we stopped enrollment in our FACT trial and have redirected available resources away from other clinical trial programs in favor of those we believe to have the highest value. We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs. We cannot assure you that any resources that we devote to acquired or in-licensed programs will result in any products that are superior to our internally developed products.

Our product candidates have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in an early stage of development. In order to achieve profitable operations, we alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive preclinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to-date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials. Further, our research or product development efforts may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

Our committed equity financing facility with Kingsbridge may not be available to us. If we elect to make a draw down, we may be required to make additional “blackout” or other payments to Kingsbridge, which may result in dilution to our stockholders.

On February 19, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The terms of the CEFF were amended in February 2010. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time until May 15, 2012, shares of our common stock for cash consideration up to an aggregate of $40 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering the shares issuable to Kingsbridge under the CEFF for resale; and the continued listing of our stock on a principal market which includes the NASDAQ Capital Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, such sale will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of OXiGENE common stock. If OXiGENE draws down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 14% from the volume weighted average price of our common stock. If OXiGENE draws down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if OXiGENE’s share price was stable or increasing, and may further decrease OXiGENE’s share price. We are not eligible to sell shares to Kingsbridge under the CEFF for so long as the closing price of our common stock is below $15.00 per share.

We depend heavily on our executive officers, directors, and principal consultants and the loss of their services would materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

Our industry is highly competitive, and our products may become technologically obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and expected to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of at least one other company that currently has a clinical-stage VDA for use in an oncology indication. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing technologies and products that are more effective and/or cost competitive than those we are developing, or that would render our technology and products less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 9, 2011, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted United States patents, seventeen (17) pending United States patent applications, two (2) pending Patent Cooperation Treaty international patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our product candidates. We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, and we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and corresponding foreign regulatory authorities require us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

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

If we do not obtain required regulatory approvals, we will be unable to market and sell our product candidates.

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of our product candidates, we face risks that:

•	the product candidate may not prove to be safe and efficacious;

•	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

•	the results may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

Only a small percentage of product candidates for which clinical trials are initiated are the subject of NDAs and even fewer receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market the product.

If clinical trials for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•	slow enrollment and retention rate of subjects in clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results;

•	serious and unexpected drug-related side effects;

•	failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us.

Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any foreign regulatory authority or the requirement of additional supportive studies by the FDA or any foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or previously unknown problems with any approved product, manufacturer, or manufacturing process is discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers, or manufacturing processes;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	pressure to initiate voluntary product recalls;

•	suspension or withdrawal of regulatory approvals; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If physicians and patients do not accept our future products or if the markets for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payors. Physicians may decide to not recommend these drugs for a variety of reasons including:

•	timing of market introduction of competitive products;

•	demonstration of clinical safety and efficacy compared to other products;

•	cost-effectiveness;

•	limited or no coverage by third- party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	restrictions in the label of the drug;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support of our products.

If any approved drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

We have no manufacturing capacity, and have relied and expect to continue to rely on third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or the ACA) enacted in March 2010, are expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of ACA on the pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, the current legal challenges to ACA, as well as congressional efforts to repeal ACA, add to the uncertainty of the legislative changes enacted as part of ACA.

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond our control.

The market price of our common stock has been, and likely will continue to be highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered for resale or are available for sale pursuant to Rule 144 under the Securities Act of 1933, as amended, and may be sold from time to time hereafter. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales could occur, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California. In November 2008, OXiGENE executed a lease for 7,038 square feet (Suite 210) of office space located in South San Francisco, California. OXiGENE agreed to lease an additional 5,275 square feet (Suite 270) of office space in the same building beginning in the first quarter of 2009. The lease agreement is for an estimated 52 months. In April 2009, OXiGENE executed a lease for 3,891 square feet of office space located in Waltham, Massachusetts. The lease is for a one year period commencing on June 1, 2010. The Company expects to extend the lease of its Waltham office location for another year.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2010, the Company’s common stock was traded on the NASDAQ Global Market under the symbol “OXGN.” The following table sets forth the high and low sales price per share for the Company’s common stock on the NASDAQ Global Market for each quarterly period during the two most recent fiscal years.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the per share sales prices shown in the table below have been adjusted to reflect the effect of this reverse split.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low

First Quarter	$27.60	$20.00	$17.80	$10.40
Second Quarter	$26.40	$7.40	$55.60	$14.20
Third Quarter	$11.00	$5.20	$47.40	$26.20
Fourth Quarter	$6.00	$3.80	$34.00	$20.20

Effective March 3, 2011, the Company’s common stock listing was transferred from the NASDAQ Global Market to the NASDAQ Capital Market. During the period from February 23, 2011 to March 21, 2011, the Company’s common stock will trade under the ticker symbol OXGND. The Company’s symbol will revert back to OXGN on March 22, 2011.

On March 8, 2011, the closing price of the Company’s common stock on the NASDAQ Capital Market was $2.22 per share.

As of March 8, 2011, there were approximately 90 stockholders of record of the approximately 6,956,000 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2010 Special Meeting of Stockholders, that there are approximately 6,000 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2010. The selected financial data for each of the five years in the period ended December 31, 2010 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts discussed and shown in the statements and tables below have been adjusted to reflect the effect of this reverse split.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands except per share amounts)

STATEMENT OF OPERATIONS DATA:
License Revenue:	$—	$—	$12	$12	$—
Operating costs and expenses:
Research and development	12,114	22,256	18,995	14,511	11,213
General and administrative	5,885	8,900	6,957	7,774	6,703
Restructuring	510	—	—	—	—

Total operating costs and expenses	18,509	31,156	25,952	22,285	17,916

Loss from operations	(18,509)	(31,156)	(25,940)	(22,273)	(17,916)
Change in fair value of warrants and other financial instruments	(6,018)	2,166	3,335	—	—
Investment income	17	110	618	1,955	2,502
Other income (expense), net	740	(63)	66	(71)	(43)

Consolidated net loss	$(23,770)	$(28,943)	$(21,921)	$(20,389)	$(15,457)

Net loss attributed to non controlling interest	$—	$(4,215)	$(520)	$—	$—

Net loss attributed to OXiGENE, Inc.	$(23,770)	$(24,728)	$(21,401)	$(20,389)	$(15,457)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc	$—	$(10,383)	$—	$—	$—
Net loss applicable to common stock	$(23,770)	$(35,111)	$(21,401)	$(20,389)	$(15,457)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(5.96)	$(13.15)	$(13.96)	$(14.60)	$(11.19)
Weighted-average number of common shares outstanding	3,988	2,671	1,533	1,397	1,381

	As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands except per share amounts)

BALANCE SHEET DATA:
Cash, restricted cash and equivalents and available-for-sale securities	$4,677	$14,072	$18,918	$28,438	$45,839
Marketable securities held by Symphony ViDA, Inc., restricted	—	—	14,663	—	—
Working capital	1,797	6,356	28,320	23,880	42,083
Total assets	5,567	15,617	35,031	30,064	47,642
Total liabilities	10,822	9,818	6,292	5,207	4,222
Accumulated deficit	(207,700)	(183,930)	(159,202)	(137,801)	(117,412)
Noncontrolling interest	—	—	9,432	—	—
Total stockholders’ (deficit) equity	$(5,255)	$5,799	$28,739	$24,857	$43,420

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

ZYBRESTAT for Oncology

FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)

In earlier Phase 1 studies of ZYBRESTAT in anaplastic thyroid cancer, or ATC, clinical investigators observed several objective responses in treatment with ZYBRESTAT, including a complete response lasting more than 13 years, in patients with ATC. A subsequent Phase 2 study in 26 ATC patients showed a 23% rate of one year survival in a disease where median expected survival of patients is approximately 3-4 months from the time of diagnosis and fewer than 10% of patients are typically alive at one year.

Based on this encouraging data, we completed a Special Protocol Assessment, or SPA, process with the FDA in 2007, for a Phase 2/3 study, which we refer to as the FACT trial, in which ZYBRESTAT was to be evaluated in 180 patients as a potential treatment for ATC. ATC is a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options.

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

The FACT trial began enrolling patients in 2007. A total of 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and the SPA. Due to the rarity of the disease and the fact that most of the patients screened for the study either progressed or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting the Company, in February 2010, we chose to continued to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC in accordance with the SPA, but to stop further enrollment. Initial data from this trial was presented at both the 14th International Thyroid Congress on September 12, 2010 in Paris, France and the 35th European Society of Medical Oncology Congress on October 11, 2010 in Milan, Italy. At these meetings, we reported data suggesting a benefit in overall survival in patients receiving ZYBRESTAT in combination with chemotherapy. Of particular note was the fact that the one year survival rate was doubled for patients receiving ZYBRESTAT. The additional data we presented in October also included some subgroup analyses that confirmed the overall survival benefit and also indicated that ZYBRESTAT improved the survival of patients with the most advanced stages of the disease, as well as patients who had been heavily pretreated with surgery, radiation or chemotherapy. Data from an additional event-driven survival analysis among the 80 enrolled patients are anticipated in the first half of 2011.

The FDA has been informed that enrollment in this study was halted at 80 patients and that we expected that the SPA would no longer be applicable. The orphan drug status and the expedited review designations have not been affected by the halted enrollment in the Phase 2/3 study. We requested a meeting with the FDA to discuss the results of this study and a potential path forward in light of the data from this study. In February 2011 the FDA notified us that it would meet with the Company on March 16, 2011.

FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase 2 study with ZYBRESTAT in non-small cell lung cancer

We are currently evaluating ZYBRESTAT in a 63-patient, randomized, controlled Phase 2 clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of study, in which they receive ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and bevacizumab, a drug that interferes with blood vessel growth, or angiogenics, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe this study will suggest a benefit of ZYBRESTAT in NSCLC therapy. We further believe that these data could be used to design a pivotal registration program with ZYBRESTAT in NSCLC and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act by selectively inhibiting a particular blood vessel growth path, namely, the vascular endothelial growth factor, or VEGF, pathway.

On June 6, 2010, we reported updated safety and clinical activity data from the FALCON trial at the 2010 Annual Meeting of the American Society of Clinical Oncology (ASCO). The updated analysis showed that for the 53 patients treated in this study as of the date of the analysis, meaningful improvements were observed in response rate, progression-free survival and overall survival rates in the study arm (ZYBRESTAT combined with bevacizumab and carboplatin/paclitaxel chemotherapy) as compared with the control arm (bevacizumab and chemotherapy) of the trial. The combination regimen including ZYBRESTAT was observed to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. On June 16, 2010, we announced the completion of enrollment in the FALCON trial. We presented an update of the safety and clinical activity data for this trial at the European Organization for Research and Treatment of Cancer symposium in November 2010 in Berlin, Germany. The combination regimen including ZYBRESTAT was again observed to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. We expect to present the overall survival data from this study at the ASCO meeting in June 2011.

ZYBRESTAT in ovarian cancer

On June 1, 2009, results from a Phase 2 trial with ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, in recurrent, platinum-resistant ovarian cancer, were presented at ASCO. We believe the results of this study support further development of ZYBRESTAT in ovarian cancer and we are considering options for undertaking further randomized, controlled studies in ovarian cancer.

Based on the results of this Phase 2 study, in February 2011 we announced that we entered into a Cooperative Research and Development Agreement with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in patients with relapsed ovarian cancer. We will provide ZYBRESTAT to NCI for an NCI-sponsored study conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. We anticipate that investigators will initiate enrollment in this Phase 2 study in the first half of 2011. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.

Possible areas for future development

We believe that, if successful, the ongoing ZYBRESTAT for Oncology program will establish a compelling rationale for further development of ZYBRESTAT as a treatment for:

•	aggressive and difficult-to-treat solid tumors;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	use in combination with commonly used drugs, such as bevacizumab, that interfere with blood vessel growth, or angiogenics, in various solid tumor indications.

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

OXi4503, a unique, second generation VDA for oncology indications

We are currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity. Our data indicates that in addition to having potent vascular disrupting effects, OXi4503 is unique in that certain enzymes in the human body can help convert it to a form of chemical that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of the type of enzymes that can facilitate the conversion of OXi4503 to the form of chemical that kills tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and myeloid leukemia. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

We have completed a Phase I clinical trial in patients with advanced solid tumors sponsored by Clinical Research United Kingdom. In collaboration with us, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We also evaluated escalating doses of OXi4503 in an ongoing OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. Patient follow-up and final analysis of the data from the latter trial is ongoing.

Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against AML in animal models, we expect that investigators at the University of Florida will initiate an investigator sponsored Phase 1 study of OXi4503 in patients with acute myelogenous leukemia (AML) or myelodysplastic syndrome (MDS) in the first half of 2011. We expect the open-label, dose-escalating study for the treatment of up to 36 patients to be conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available as early as the first half of 2012.

The general direction of future development of OXi4503 — solid tumors or hematologic indications — will depend on the outcome of the analysis of both the solid tumor studies and the study in AML, as well as available financial resources and potential partnering activities.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we have undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. Previously, we reported results at the 2007 annual meeting of the Association for Research in Vision and Ophthalmology, or ARVO, from a Phase 2 study in patients with myopic macular degeneration in which all patients in the study met the primary clinical endpoint of vision stabilization at three months after study entry.

In December 2010, we completed a randomized, double-masked, placebo-controlled Phase 2 proof-of-mechanism trial, which we refer to as the FAVOR trial, with a single dose of intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy (PCV), a form of choroidal neovascularization, which is a condition where new blood vessels form in the choroid, a part of the eye, and which can lead to vision loss and, ultimately, blindness. Current therapies, including approved drugs that interfere with blood vessel growth, known as anti-angiogenics, appear to provide limited benefit. We believe that the architecture of the abnormal vasculature in certain eye tissues, namely the retina and choroid, which contribute to PCV patients’ loss of vision, may be particularly susceptible to treatment with a VDA such as ZYBRESTAT.

We believe that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program with ZYBRESTAT are:

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

Findings from the Phase 2 study, including effects on retinal thickness and retinal bleeding, are expected to be presented at a future ophthalmology meeting.

We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, many of which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.

For this purpose we have been developing a potential “minitab” topical formulation of ZYBRESTAT which has demonstrated attractive pharmacokinetic and safety properties and efficacy in destroying abnormal vasculature in a rat choroidal melanoma model following administration in the eye. We believe that a topical formulation would enhance our partnering opportunities to further develop ZYBRESTAT in diseases of the eye.

To date, we have completed preclinical testing that indicated that ZYBRESTAT has activity in six different preclinical ophthalmology models, including a model in which ZYBRESTAT was combined with an approved drug that interferes with blood vessel growth, or anti-angiogenic agents. We have also completed multiple preclinical studies suggesting that ZYBRESTAT, when applied topically to the surface of the eye at doses that appear to be well-tolerated, penetrates to the retina and choroid in quantities that it believes should be sufficient for therapeutic activity.

We are also evaluating the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT for topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.

Financial Resources

We have generated a cumulative net loss of approximately $207,700,000 for the period from our inception through December 31, 2010. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no material amount of licensing or other fee income. As of December 31, 2010, we had approximately $4,677,000 in cash, restricted cash and cash equivalents.

On February 11, 2010, we announced a restructuring of our clinical development programs. This restructuring plan was designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. As a part of this restructuring we stopped further enrollment in our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and reduced our work force by approximately 49% (20 employees). In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of these ongoing clinical studies and our cash resources at that time.

We incurred a one-time charge in connection with the reduction of our work force of approximately $510,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with reductions in force reduced the cash required to operate our business to between $3,500,000 and $4,500,000 per quarter in the second half of 2010. As our current ongoing trials proceed to completion, we expect the per quarter cash requirement to continue to decline to the $2,500,000 to $3,000,000 range over the course of 2011.

On March 11, 2010, we completed a definitive agreement with certain institutional investors to sell shares of our common stock and four separate series of warrants to purchase common stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses.

On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV, are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. We have also provided MLV with customary indemnification rights. From the date of the initial agreement through January 2011, we sold a total of 712,500 shares of our common stock with net proceeds of approximately $3,986,000. On January 31, 2011, we filed a prospectus supplement pursuant to which we may issue and sell additional shares of our common stock having an aggregate offering price of up to $4,790,000 under the ATM.

In February 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital, which was subsequently amended in February 2010. Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period which ends May 15, 2012. Under the CEFF, we are able to draw down in tranches of up to a maximum of 3.75 percent of our closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the Common stock Purchase Agreement, whichever is less, subject to certain conditions.

The purchase price of these shares is discounted between 5 to 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $15.00 per share or at a price below 85% of the closing share price of our stock on the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, in 2008, we issued a warrant to Kingsbridge to purchase 12,500 shares of our common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 for a period of five years thereafter. As of December 31, 2010, there remain a total of 253,671 shares available for sale under the CEFF.

We expect our existing cash and cash equivalents to support our operations through the first quarter of 2011. Assuming that net proceeds from the potential sale of shares at current market prices under the ATM sales agreement described above are received ratably over the March 2011 to June 2011 timeframe, we expect that our existing financial resources, together with the expected net proceeds from the ATM, would be sufficient to fund its operations through the second quarter of 2011. No assurance can be given that the

Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.

We will require significant additional funding to remain a going concern and to fund operations. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

The financial statements presented in this Form 10-K have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Cash, Restricted Cash and Cash Equivalents

We consider all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. We have $75,000 that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Consolidated Balance Sheet.

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

License Agreements

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Management is required to perform an impairment analysis of its long-lived assets if triggering events occur. We review for such triggering events periodically including triggering events such as a going concern opinion and continuing losses occurred. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. We expense these payments to research and development in the period that payment becomes both probable and estimable.

Share-based compensation

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

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. Accordingly, we perform a historical analysis of option awards that are forfeited prior to vesting, and record total stock option expense that reflects this estimated forfeiture rate. We segregate participants into two distinct groups, (1) directors and officers and (2) employees, and apply the estimated forfeiture rates using the Straight Line (Uniform) method to record expense. This analysis is re-evaluated quarterly and the forfeiture rate adjusted as necessary.

Symphony Transaction

In October 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40,000,000 in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. In connection with the collaboration, we granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503.

Under the collaboration, we entered into a series of related agreements with Symphony Capital LLC, Symphony ViDA, Symphony ViDA Holdings LLC (Holdings) and related entities, including a Purchase Option Agreement, a Research and Development Agreement, a Technology License Agreement and an Additional Funding Agreement. In addition, we entered into a series of related agreements with Holdings, including a Stock and Warrant Purchase Agreement and a Registration Rights Agreement.

Pursuant to these agreements, Holdings formed and capitalized Symphony ViDA in order (a) to hold certain intellectual property related to the programs which were exclusively licensed to Symphony ViDA under the Technology License Agreement and (b) to fund commitments of up to $25,000,000. The funding was intended to support preclinical and clinical development by us, on behalf of Symphony ViDA, of the programs.

We issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 675,675 shares of its common stock and warrants at a price of $22.20 per share, which was the closing price of its common stock on the NASDAQ Global Market on September 30, 2008, the day before we entered into the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, we issued to Holdings an aggregate of 180,180 shares of our common stock with a fair value of $4,000,000 as consideration for the Purchase Option.

On July 2, 2009, the Company, Holdings and Symphony ViDA entered into a series of related agreements pursuant to which we exercised the Purchase Option under terms set forth in an amended and restated purchase option agreement (the Amended Purchase Option Agreement), and the Company and Holdings also entered into an amended and restated registration rights agreement.

We closed on the amended Purchase Option on July 20, 2009 and issued 500,000 shares of our common stock to Holdings at the closing in exchange for all of the equity of Symphony ViDA. In addition, upon the closing of the Purchase Option, we re-acquired all of the rights to the programs, and the approximately $12,400,000 in cash held by Symphony ViDA at the time of the closing became available for use for general corporate purposes.

Consolidation of Variable Interest Entity (VIE)

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

We consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Symphony”), until July 20, 2009 when we acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. We believe ViDA was by design a VIE because we had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony ViDA Holding’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in our common stock, as a related party ViDA was a VIE of which we were the primary beneficiary. After we exercised the purchase option, ViDA became a wholly-owned subsidiary of ours and ceased being a VIE.

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, we adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810, Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, we reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when we entered into a strategic collaboration with Symphony, until July 20, 2009, when we acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming our wholly-owned subsidiary, the operating results of ViDA continued to be included in our consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests. Losses incurred by ViDA, and attributable to Symphony, were charged to noncontrolling interest.

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock

We evaluate all derivative financial instruments issued in connection with our equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment. The Company performs a number of steps to evaluate the features of the instrument against the guidance provided in the accounting pronouncements in order to determine the appropriate accounting treatment. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In the majority of circumstances, we utilize the Black Scholes method to determine the fair value of our derivative financial instruments. In some cases, where appropriate, we utilize the Binomial method to determine the fair value of such derivative financial instruments. Key valuation factors in determining the fair value include the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. Changes in fair value are recorded as a gain or loss in our Statement of Operations with the corresponding amount recorded as an adjustment to the liability on our Balance Sheet. The expected volatility factor, in particular, is subject to significant variability from measurement period to measurement period and can result in large gains or losses from period to period.

RESULTS OF OPERATIONS

Years ended December 31, 2010 and 2009

Revenues

We did not recognize any license revenue in the years ended December 31, 2010 and 2009, in connection with the license of our nutritional and diagnostic technology or otherwise. Future revenues, if any, from this license agreement are expected to be minimal.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2010		2009
		% of Total		% of Total	Increase
		Operating		Operating	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$12,114	65%	$22,256	71%	$(10,142)	−46%
General and administrative	5,885	32%	8,900	29%	(3,015)	−34%
Restructuring	510	3%	—		510	N/A

Total operating expenses	$18,509	100%	$31,156	100%	$(12,647)	−41%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2010		2009		Increase
		% of Total		% of Total	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$7,944	66%	$13,233	59%	$(5,289)	−40%
Employee compensation and related	3,247	27%	7,692	35%	(4,445)	−58%
Stock-based compensation	241	1%	184	1%	57	31%
Other	682	6%	1,147	5%	(465)	−41%

Total research and development	$12,114	100%	$22,256	100%	$(10,142)	−46%

The reduction in external services expenses for the year ended December 31, 2010 compared to the same twelve month period in 2009 is primarily attributable to a reduction in spending on our ZYBRESTAT for Oncology program of approximately $3.3 million. This reduction is primarily attributable to lower costs on our ATC study for the comparable 2010 period in connection with our decision to discontinue further recruitment of patients on this study in February 2010. In addition, we experienced reductions in expenses on both our OXi4503 and ZYBRESTAT for Ophthalmology programs for the comparable 2010 period, primarily related to our decision in February 2010 to scale back efforts in some of our projects in these areas as well.

The reduction in employee compensation and related expenses for the year ended December 31, 2010 compared to the same twelve month period of 2009 is due to a 50% reduction in our average full time equivalents for the comparable 2010 period. In February 2010 we implemented a Company-wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.

The reduction in other expenses for the year ended December 31, 2010 compared to the same twelve month period of 2009 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable 2010 period.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2010		2009		Increase
		% of Total		% of Total	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$2,049	35%	$3,165	36%	$(1,116)	−35%
Stock-based compensation	453	8%	272	3%	$181	67%
Consulting and professional services	2,295	39%	4,409	50%	$(2,114)	−48%
Other	1,088	18%	1,054	11%	$34	3%

Total general and administrative	$5,885	100%	$8,900	100%	$(3,015)	−34%

The reduction in employee compensation and related expenses for the year ended December 31, 2010 compared to the same twelve month period of 2009 is due to a reduction in both our average full time equivalents of 16% and expenses in the 2009 period for administrative costs associated with the Symphony ViDA entity that did not recur in the 2010 period. In February 2010, we implemented a Company-wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects. The number and scope of our clinical development projects affects how we staff and support those projects.

The increase in stock based compensation expense for the year ended December 31, 2010 compared to the same twelve month period of 2009 is due to timing and vesting periods of option awards to employees.

The reduction in consulting and professional services expenses for the year ended December 31, 2010 compared to the same twelve month period of 2009 is primarily due to a reduction in both recurring professional services fees including director and audit fees for the comparable periods as well as one time costs incurred in the 2009 period for corporate wide quality systems reviews and costs incurred in our attempt to acquire VaxGen Inc. that did not recur in the 2010 period.

Restructuring Plan

On February 11, 2010, we announced a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. Key aspects of the restructuring and its effects on our current clinical trials are as follows:

•	We continue to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with updated safety and efficacy results anticipated for presentation at the upcoming American Society of Clinical Oncology (ASCO) meeting in June 2011.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but have continued to treat and follow all patients who enrolled in the study. We expect this approach to optimize our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and beyond.

•	We discontinued enrolling patients in our OXi4503 Phase 1b trial in patients with hepatic tumors. We are evaluating the results received to date.

•	We discontinued enrollment in our Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration. After completing enrollment in the fall of 2010, we are considering next steps for this program.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	In addition, we reduced our workforce by 20 employees or approximately 49%.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Income Statement for the years 2010 and 2009, in thousands.

			Increase
			(Decrease)
	2010	2009	Amount	%

Change in fair value of warrants and other financial instruments	$(6,018)	$2,166	$(8,184)	−378%
Investment income	17	110	(93)	−85%
Other income (expense), net	740	(63)	803	1275%

Total	$(5,261)	$2,213	$(7,474)	−338%

We record unrealized (non cash) gain/(loss) as a result of a change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities and the common stock warrants issued in connection with our equity offerings as discussed in Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock, Note 1 to our financial statements, Summary of Significant Accounting Policies. In 2010, the loss primarily relates to the triggering of the full-ratchet provisions of the PIPE warrants, where the exercise price of each warrant was decreased, causing a greater warrant liability. In 2009, the gain primarily relates to the decline in the underlying fair value of the common stock.

The decrease in Investment income of $93,000 for fiscal 2010 compared to fiscal 2009 is primarily a result of a reduction in our average month end cash balance available for investment during the respective periods.

The Other income (expense) amounts are derived from our gain and loss on foreign currency exchange and reflect both a change in number of foreign clinical trials and the fluctuation in exchange rates. Also included in the fiscal 2010 amount is our receipt of $733,000 in connection with qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code in November 2010.

Tax Matters

At December 31, 2010, the Company had a net operating loss carry-forward of approximately $74,444,000 for U.S. income tax purposes, which begin to expire for U.S. purposes through 2021. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $5,640,000 and approximately $8,466,000 for the years ended December 31, 2010 and 2009, respectively, due primarily to the increase in net operating loss carry-forwards.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2009		2008
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$13,233	59%	$13,273	70%	$(40)	0%
Employee compensation and related	7,692	35%	4,490	24%	3,202	71%
Stock-based compensation	184	1%	337	2%	(153)	−45%
Other	1,147	5%	895	4%	252	28%

Total research and development	$22,256	100%	$18,995	100%	$3,261	17%

The most significant component of the increase in research and development expenses in fiscal 2009 over fiscal 2008 of $3,261,000 was for employee compensation and related expenses. In fiscal 2009, in order to support our multiple worldwide clinical studies, one of which was a registrational study, we experienced an increase in our average headcount of approximately 13 R&D employees or approximately 66%. This resulted in increases in salaries, benefits, recruitment costs and travel costs in fiscal 2009 over fiscal 2008. In addition, we incurred one-time severance expenses of approximately $690,000 primarily associated with two executives who departed the Company in fiscal 2009. The increase in R&D headcount described above also contributed to the increase in Facilities and related costs of $165,000 in fiscal 2009 over fiscal 2008. The decrease in stock based compensation of $153,000 in fiscal 2009 from fiscal 2008 was as a result of forfeitures of grants by executives and non-recurring vesting expense in 2009 of restricted stock grants.

With regards to the external services component of our research and development expenses, we experienced a decrease of approximately $1,000,000 on our ZYBRESTAT for oncology program in fiscal 2009 from fiscal 2008 as we concluded our Phase 2 trial for the treatment of platinum resistant ovarian cancer and a number of other smaller studies in fiscal 2009. We increased expenditures in fiscal 2009 versus fiscal 2008 by approximately $965,000 in our OXi4503 program which includes our Phase I trial of OXi4503 in solid tumors and our Phase I trial of ZYBRESTAT in combination with bevacizumab in solid tumors. We also increased expenditures in fiscal 2009 versus fiscal 2008 in our ZYBRESTAT for Ophthalmology program by approximately $1,369,000, primarily attributable to the initiation of our PCV study. The increases in expenditures on our OXi4503 and ZYBRESTAT for Ophthalmology programs were offset by a decrease in Non-clinical expenditures for those programs of approximately $800,000 in fiscal 2009 versus fiscal 2008.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2009		2008		Increase
		% of Total		% of Total	(Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$3,165	36%	$2,604	37%	$561	22%
Stock-based compensation	272	3%	663	10%	$(391)	−59%
Consulting and professional services	4,409	50%	2,498	36%	$1,911	77%
Other	1,054	11%	1,192	17%	$(138)	−12%

Total general and administrative	$8,900	100%	$6,957	100%	$1,943	28%

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

Employee compensation and related expenses in fiscal 2009 versus fiscal 2008 increased by $561,000. This increase is primarily due to severance costs in connection with the departure of our former CEO of approximately $350,000. In addition, our average G&A headcount increased in fiscal 2009 over fiscal 2008 by approximately 1, or approximately 6%, which accounted for increases in salaries, benefits and travel costs in fiscal 2009 over fiscal 2008. The decrease in stock based compensation of $391,000 in fiscal 2009 versus fiscal 2008 is primarily a result of forfeitures of options by directors and executives who departed the company in fiscal 2009.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Statement of Operations for the years 2009 and 2008, in thousands.

			Increase
			(Decrease)
	2009	2008	Amount	%

Change in fair value of warrants and other financial instruments	$2,166	$3,335	$(1,169)	−35%
Investment income	110	618	(508)	−82%
Other income (expense), net	(63)	66	(129)	−195%

Total	$2,213	$4,019	$(1,806)	−45%

The decrease in Investment income of $508,000 for fiscal 2009 from fiscal 2008 is primarily a result of a reduction in our average month end cash balance available for investment and lower average rate of return.

We record unrealized (non cash) gain/(loss) as a result of the change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities and the common stock warrants issued in connection with our equity offerings as discussed in Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock, Note 1 to the financial statements, Summary of Significant Accounting Policies.

In fiscal 2009, we recorded a gain relating to the change in fair value of outstanding warrants which were accounted for as liabilities of $2,166,000. The change in the fair value of the short-term and long-term direct registration warrants from the date of issue of July 20, 2009 to December 31, 2009 was $1,855,000. The change in fair value of the CEFF Warrant and the additional investment warrants held by Symphony Capital from December 31, 2008 to July 20, 2009, the date on which both instruments were no longer treated as liabilities, was $311,000.

In fiscal 2008, we recorded a gain of $3,335,000 relating to the change in fair value of outstanding warrants, which warrants were accounted for as liabilities. The majority of this gain, or $3,312,000, is due to the Direct Investment Warrant issued to Symphony Capital in October 2008 and exercised by them in December 2008 following the approval by our stockholders of the issuance of our common stock underlying the warrant at a special meeting of stockholders on December 9, 2008. The gain represents the change in value between the Direct Investment Warrant issue date and December 30, 2008, the date that the Direct Investment Warrant was exercised. The remainder of the gain reflects the change during the fourth quarter of 2008 in value of the CEFF Warrant issued to Kingsbridge Capital.

The Other income (expense) amounts are derived from our gain and loss on foreign currency exchange and reflect both a change in number of foreign clinical trials and the fluctuation in exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through our strategic development arrangement with Symphony, which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2010, we had an accumulated deficit of approximately $207,700,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $4,677,000 at December 31, 2010.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net loss	$(23,770)	$(24,728)	$(21,401)
Loss attributed to noncontrolling interests	—	(4,215)	(520)
Non-cash adjustments to net loss	7,164	(1,228)	(2,181)
Changes in operating assets and liabilities	(3,821)	1,502	704

Net cash used in operating activities	(20,427)	(28,669)	(23,398)
Investing activities:
Net decrease in available-for-sale securities	—	3,039	4,479
Other	3	(105)	24

Net cash provided by investing activities	3	2,934	4,503
Financing activities:
Proceeds from issuance of common stock	11,094	21,392	28,643

Net cash provided by financing activities	11,094	21,392	28,643
Increase/(Decrease) in cash and cash equivalents	(9,330)	(4,343)	9,748
Cash and cash equivalents at beginning of period	13,932	18,275	8,527

Cash and cash equivalents at end of period	$4,602	$13,932	$18,275

Non-cash adjustments to net loss in the year ended December 31, 2010 consist primarily of a change in the fair value of warrants and other financial instruments of $6,018,000, and stock-based compensation expense of $952,000 primarily related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $4,343,000, offset in part by a decrease in prepaid expenses and other current assets of $457,000. Net cash provided by financing activities for the year ended December 31, 2010 is primarily attributable to the net proceeds of our private placement of common stock and warrants completed in March 2010 and the sale of common stock under our “at the market” equity financing facility discussed below.

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

We incurred a charge in connection with the reduction of our work force of approximately $510,000 in the first quarter of 2010 for severance pay and benefits to those former employees affected by the reduction. This re-alignment of priorities in clinical programs together with reductions in force reduced the cash required to operate our business to between $3,500,000 and $4,500,000 per quarter in the second half of 2010. As our current ongoing trials proceed to completion, we expect the per quarter cash requirement to continue to decline to the $2,500,000 to $3,000,000 range over the course of 2011.

On March 11, 2010, we completed a definitive agreement with certain institutional investors to sell shares of our common stock and four separate series of warrants to purchase common stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and excluding the subsequent exercises of the warrants.

The four separate series of warrants consisted of the following:

(A) Series A Warrants to initially purchase 328,947 shares of common stock, which were exercisable immediately after issuance, had a 5-year term and had an initial per share exercise price of $30.40;

(B) Series B Warrants to initially purchase 328,947 shares of common stock, which were initially exercisable at a per share exercise price of $22.80, on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, and expired on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;

(C) Series C Warrants to initially purchase 328,947 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which our stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $22.80; and

(D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. We registered for resale 337,757 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.

The Series A, B and C warrants listed above contained full ratchet anti-dilution features based on the price and terms of any financings completed after March 11, 2010 as described in the warrant agreements. As set forth in the table below, the number of shares issuable upon exercise of the Series A, B and C warrants increased substantially and the per share exercise price has decreased substantially, as a result of the operation of these features. The final number of shares of common stock issuable upon exercise of the Series D Warrants was determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods occurred from July 1, 2010 to August 11, 2010. The second of these pricing periods occurred from September 11, 2010 to October 22, 2010. The Series D warrant provided that if during the applicable pricing period, the arithmetic average of the seven lowest closing bid prices of the common stock (as reported on the NASDAQ Stock Market) is less than the purchase price in the offering ($22.80), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. Since the arithmetic average of such prices was below $22.80 per share during the applicable pricing periods, the number of shares issuable upon exercise of the Series D warrants increased substantially as set forth in the table below. All of the warrants listed above contained a cashless exercise feature as described in the warrant agreements.

The following is a summary of the adjusted number of warrants from the original amounts issued for each of the series of warrants for the year ended December 31, 2010 as a result of the operation of the full ratchet anti-dilution provisions of such warrants and the exercise activity in those warrants for the same period (in thousands, except for the Adjusted Exercise Price):

	Original				Number of
	Number of	Adjusted	Adjusted	Number of	Shares Issued
	Warrants	Number of	Exercise	Warrants	for Warrants
Warrant Series:	Issued	Warrants	Price	Exercised	Exercised

Series A Warrants	329	1,786	$5.60	250	70
Series B Warrants	329	1,339	$5.60	1,229	253
Series C Warrants	329	1,339	$5.60	—	—
Series D Warrants	338	1,028	$0.02	1,028	1,024

Total	1,325	5,492		2,507	1,347

On January 18, 2011, we, entered into separate Warrant Exchange Agreements with each of the holders of warrants to purchase shares of our common stock issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants are not exercisable for six months, have an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and do not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. In the event such shareholder approval is obtained, the Series E Warrants issued at the initial closing shall be exchanged for the additional 457,544 shares of common stock. The initial closing occurred on January 20, 2011, and the subsequent closing is expected to take place on or about March 18, 2011, following the stockholder meeting that has been scheduled for that date to approve the additional share issuance. Our expectation is that the completion of this exchange could enhance the potential to attract additional equity capital as well as help in our efforts to remain compliant with Nasdaq listing requirements.

On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV, are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. We have also provided MLV with customary indemnification rights. During the year ended December 31, 2010, the Company sold 664,150 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,806,000. As of December 31, 2010, there were 48,350 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. In January 2011, we sold the remaining 48,350 shares resulting in net proceeds to us of approximately $180,000. On January 31, 2011 we filed a prospectus supplement pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $4,790,000 under the ATM. Currently, the ATM is our only source of capital to enable the continuation of our operations.

On July 20, 2009, we raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering relating to the sale of 312,500 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant to purchase 0.45 shares of common stock at an exercise price of $42.00 per share of common stock and (iii) a short-term warrant to purchase 0.45 shares of common stock at an exercise price of $32.00 per share of common stock. The short-term warrants are exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from our Phase 2/3 pivotal clinical trial regarding ZYBRESTAT as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason. The net proceeds to us from the sale of the units, after deducting the fees of the placement agents and other offering expenses, were approximately $9,029,000.

The following table summarizes the number of shares of our common stock issued and the proceeds received from such sales during the year ended December 31, 2010:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(In thousands)

Director fees	19	$—
ATM	664	3,806
Private Placement	329	6,622
Exercise of Private Placement Series A Warrants	70	—
Exercise of Private Placement Series B Warrants	253	614
Exercise of Private Placement Series D Warrants	1,024	—
Other	5	52

Totals	2,364	$11,094

Shares have been issued to our directors under the Director Compensation policy as compensation for their board and committee services.

In November 2010, we received a total of $732,000 for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

We expect cash on hand, plus the proceeds of potential sales of our common stock pursuant to the sales agreement with MLV to fund our operations through the second quarter of 2011. No assurance can be given that we will sell any additional shares under the sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. In order to remain a going concern beyond the second quarter of 2011, we will require significant funding. Additional funds to finance our operations may not be available on terms that we deem acceptable, or at all. Our ability to raise additional capital could also be impaired if our common shares lose their status on The NASDAQ Capital Market, and trade in the over-the-counter market. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

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

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2010 in thousands:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Clinical development and related commitments	$4,921	$4,873	$45	$3	$—
Operating Leases	1,153	494	659	—	—

Total contractual cash obligations	$6,074	$5,367	$704	$3	$—

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2010, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have accounted for the warrants issued in connection with our equity offerings as liabilities as of December 31, 2010.

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

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2010, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because as of June 30, 2010 the Company’s public float value was below $75,000,000, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2010 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

See financial statements listed in the accompanying “Index to Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements as Notes to Consolidated Financial Statements.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. Ω
3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated August 5, 2010. ΩΩΩ
3.8	Certificate of Amendment of Restated Certificate of Incorporation, dated February 22, 2011. αααα
4.1	Specimen Common Stock Certificate.*
4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.7	Form of Five-year Warrant, dated as of July 15, 2009. €€
4.8	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ
4.9	Form of Series E Warrant. ααα
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.4	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@

Exhibit
Number	Description

10.5	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.6	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@
10.7	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.8	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #
10.9	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.10	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.11	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &
10.12	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.13	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.14	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer a Trust Company . !!
10.15	OXiGENE 2005 Stock Plan. !!!@
10.16	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.17	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.18	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.19	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.20	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.21	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.22	Form of Indemnification Agreement between the Company and its Directors.§§@
10.23	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. ΩΩ@
10.24	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.25	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.26	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.27	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@
10.28	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.29	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.30	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@

Exhibit
Number	Description

10.31	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.32	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.33	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.34	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.35	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £
10.36	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.37	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.38	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
10.39	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ΩΩΩΩ
10.40	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ
10.41	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ΩΩΩΩ
10.42	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. α
10.43	Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. αα
10.44	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. ααα
10.45	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. ααα
10.46	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer and Trust Company. ααα
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

Ω	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

ΩΩ	Incorporated by reference to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

ΩΩΩ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

α	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

αα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

ααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

αααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William N. Shiebler William N. Shiebler	Chairman of the Board and Director	March 16, 2011

/s/ Peter J. Langecker Peter J. Langecker	Chief Executive Officer (Principal executive officer)	March 16, 2011

/s/ James B. Murphy James B. Murphy	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 16, 2011

/s/ Roy H. Fickling Roy H. Fickling	Director	March 16, 2011

/s/ Tamar D. Howson Tamar D. Howson	Director	March 16, 2011

/s/ Mark Kessel Mark Kessel	Director	March 16, 2011

/s/ William D. Schwieterman William D. Schwieterman	Director	March 16, 2011

/s/ Alastair J.J. Wood Alastair J.J. Wood M.D.	Director	March 16, 2011

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that OXiGENE, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will be required to raise additional capital, alternative means of financial support, or both, prior to January 1, 2012 in order to sustain operations. The ability of the Company to raise additional capital or alternative sources of financing is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 16, 2011

OXiGENE, Inc.

Consolidated Balance Sheets
 (All Amounts in thousands
except per share amounts)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$4,602	$13,932
Restricted cash	75	140
Prepaid expenses	256	644
Other current assets	75	108

Total current assets	5,008	14,824
Furniture and fixtures, equipment and leasehold improvements	1,512	1,515
Accumulated depreciation	(1,425)	(1,332)

	87	183
License agreements, net of accumulated amortization of $1,114 and $1,016 at December 31, 2010 and December 31, 2009, respectively	386	484
Other assets	86	126

Total assets	$5,567	$15,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$458	$1,181
Accrued research and development	2,125	4,753
Accrued other	628	1,684
Derivative liability short term	—	850

Total current liabilities	3,211	8,468
Derivative liability long term	7,611	1,350

Total liabilities	10,822	9,818

Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 300,000 shares authorized and 5,501 shares issued and outstanding at December 31, 2010; 150,000 shares authorized and 3,137 shares issued and outstanding at December 31, 2009	55	31
Additional paid-in capital	202,390	189,698
Accumulated deficit	(207,700)	(183,930)

Total stockholders’ (deficit) equity	(5,255)	5,799

Total liabilities and stockholders’ (deficit) equity	$5,567	$15,617

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations
 (All amounts in thousands,
except per share amounts)

	Years Ended December 31,
	2010	2009	2008

License Revenue:	$—	$—	$12
Operating costs and expenses(1):
Research and development	12,114	22,256	18,995
General and administrative	5,885	8,900	6,957
Restructuring (Note 6)	510	—	—

Total operating costs and expenses	18,509	31,156	25,952

Loss from operations	(18,509)	(31,156)	(25,940)
Change in fair value of warrants and other financial instruments (Note 5)	(6,018)	2,166	3,335
Investment income	17	110	618
Other income (expense), net	740	(63)	66

Consolidated net loss	$(23,770)	$(28,943)	$(21,921)

Less: net loss attributed to non controlling interest (Note 7)	$—	$(4,215)	$(520)

Net loss attributed to OXiGENE, Inc.	$(23,770)	$(24,728)	$(21,401)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc (Note 7)	$—	$(10,383)	$—

Net loss applicable to common stock	$(23,770)	$(35,111)	$(21,401)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares (Note 8)	$(5.96)	$(13.15)	$(13.96)
Weighted-average number of common shares outstanding	3,988	2,671	1,533

(1) Includes share based compensation expense as follows:
Research and development	$245	$206	$328
General and administrative	707	324	671

Total share based compensation expense	$952	$530	$999

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity
(All amounts in thousands)

					Accumulated	Total	Non
					Other	OXiGENE, Inc.	Controlling
			Additional		Comprehensive	Stockholders’	Interest in	Total
	Common Stock		Paid-In	Accumulated	Income/	(Deficit)/	Symphony	(Deficit) /
	Shares	$	Capital	Deficit	(Loss)	Equity	ViDA, Inc.	Equity

Balance December 31, 2007	1,425	$14	$162,629	$(137,801)	$15	$24,857	$—	$24,857
Formulation of Symphony ViDA, Inc.	—	—	—	—	—	—	9,952	9,952
Unrealized loss from available-for-sale securities	—	—	—	—	(125)	(125)		(125)
Net loss	—	—	—	(21,401)	—	(21,401)	(520)	(21,921)

Comprehensive loss						(21,526)	9,432	(12,094)
Issuance of common stock for executive incentive compensation	2	—	87	—	—	87	—	87
Issuance of common stock related to CEFF, net of costs	32	—	740	—	—	740	—	740
Stock-based compensation expense	—	—	999	—	—	999	—	999
Issuance of warrants to purchase common stock to Symphony ViDA Holdings, LLC	—	—	(8,935)	—	—	(8,935)	—	(8,935)
Settlement of Symphony warrant upon exercise	—	—	5,622	—	—	5,622	—	5,622
Accounting for additional CEFF investment and warrant as a liability	—	—	(489)	—	—	(489)	—	(489)
Issuance of common stock to Symphony as direct investment, net of costs	112	1	1,428	—	—	1,429	—	1,429
Exercise of Symphony warrant issuance of shares of common stock	564	6	12,517	—	—	12,523	—	12,523
Issuance of common stock as compensation for purchase option	180	2	3,998	—	—	4,000	—	4,000

Balance December 31, 2008	2,315	23	178,596	(159,202)	(110)	19,307	9,432	28,739
Unrealized gain from available-for-sale securities	—	—	—	—	110	110	—	110
Net loss	—	—	—	(24,728)	—	(24,728)	(4,215)	(28,943)

Comprehensive loss						(24,618)	(4,215)	(28,833)
Issuance of common stock for Symphony ViDA, Inc. acquisition (including $10.4 million of excess purchase price over carrying value of non controlling interest)	500	5	5,125	—	—	5,130	(5,217)	(87)
Issuance of common stock in lieu of compensation for the Board of Directors	15	—	321	—	—	321	—	321
Elimination of the CEFF warrant derivative liability due to the Symphony ViDA, Inc. acquisition	—	—	155	—	—	155	—	155
Issuance of common stock in direct registration net of costs and fair value of warrants issued of $4,055	313	3	4,971	—	—	4,974	—	4,974
Issuance of common stock under employee stock purchase plan	3	—	125	—	—	125	—	125
Stock based compensation expense	—	—	407	—	—	407	—	407
Forfeiture of restricted stock	(9)	—	(2)	—	—	(2)	—	(2)

Balance December 31, 2009	3,137	31	189,698	(183,930)	—	5,799	—	5,799
Net loss	—	—	—	(23,770)	—	(23,770)	—	(23,770)
Issuance of common stock and common stock warrants in connection with the private placement financing, net of expenses of $877	329	3	(316)	—	—	(313)	—	(313)
Reclass of CEFF warrants to derivative liability in March 2010 due to private placement warrants	—	—	(103)	—	—	(103)	—	(103)
Exercise of warrants issued in private placement financing	1,347	14	8,241	—	—	8,255	—	8,255
Issuance of common stock under ATM, net of expenses of $288	664	7	3,799	—	—	3,806	—	3,806
Issuance of common stock in lieu of compensation to Board of Directors	19	—	325	—	—	325	—	325
Issuance of common stock under employee stock purchase plan	4	—	33	—	—	33	—	33
Stock based compensation expense	—	—	687	—	—	687	—	687
Exercise of stock options	1	—	26	—	—	26	—	26

Balance December 31, 2010	5,501	$55	$202,390	$(207,700)	$—	$(5,255)	$—	$(5,255)

See accompanying notes.

OXiGENE, Inc

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net loss attributed to OXiGENE, Inc.	$(23,770)	$(24,728)	$(21,401)
Loss attributed to noncontrolling interests		(4,215)	(520)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	6,018	(2,166)	(3,335)
Depreciation	96	123	133
Amortization of license agreement	98	97	98
Rent loss accrual	—	(60)	(163)
Stock-based compensation	952	778	1,086
Changes in operating assets and liabilities:
Restricted cash	65	(140)	—
Prepaid expenses and other current assets	457	(210)	(78)
Accounts payable, accrued expenses and other payables	(4,343)	1,852	782

Net cash used in operating activities	(20,427)	(28,669)	(23,398)
Investing activities:
Proceeds from sale of available-for-sale securities	—	753	23,456
Purchase of available-for-sale securities	—	—	(4,314)
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	—	2,286	(14,663)
Purchase of furniture, fixtures and equipment	—	(109)	(113)
Proceeds from sale of fixed assets	—	4	—
Change in other assets	3	—	137

Net cash provided by investing activities	3	2,934	4,503
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	11,044	9,029	14,691
Proceeds from Symphony ViDA acquisition, net of acquisition costs	—	12,289	—
Proceeds from purchase of noncontrolling interest by shareholders in Symphony ViDA, Inc., net of fees	—	—	13,952
Proceeds from exercise of employee stock plans	50	74	—

Net cash provided by financing activities	11,094	21,392	28,643

(Decrease) increase in cash and cash equivalents	(9,330)	(4,343)	9,748
Cash and cash equivalents at beginning of period	13,932	18,275	8,527

Cash and cash equivalents at end of period	$4,602	$13,932	$18,275

Non- cash Disclosures:
Fair market value of private placement warrants at issuance	$11,868	$4,055	$6,111
Fair market value of warrants at exercise	$7,645	$—	$—
Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$103	$155	$—
Stock issued as consideration for Symphony ViDA, Inc. purchase options	$—	$—	$4,000

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements
December 31, 2010

1.	Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, is a clinical-stage, biopharmaceutical company developing novel therapeutics to treat cancer and eye diseases. OXiGENE’s primary focus is the development and commercialization of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions. To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated. Currently, the Company does not have any products available for sale; however, it has two therapeutic product candidates in various stages of clinical and pre-clinical development, as well as additional product candidates currently in research and development.

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

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts, except for the per share fair value amounts, discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split. In the first quarter of OXiGENE’s fiscal 2011, the Company will revalue all of its derivative liability and equity instruments that use the Black Scholes method of valuation effective as of the date of the reverse split. The change in value of such instruments will be recorded as a gain or loss in the Company’s statement of operations in the first quarter. These gains or losses could be substantial.

To date, OXiGENE has financed its operations principally through net proceeds received from private and public equity financings. The Company’s cash, restricted cash and cash equivalents balance as of December 31, 2010 was $4,677,000.

On March 11, 2010 the Company completed a definitive agreement with certain institutional investors to sell 328,947 shares of its common stock and four separate series of warrants to purchase common stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and offering expenses, and excluding the subsequent exercises of the warrants.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the year ended December 31, 2010, the Company sold 664,150 shares of

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,806,000. As of December 31, 2010, there were 48,350 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. In January 2011, OXiGENE sold the remaining 48,350 shares resulting in net proceeds to the Company of approximately $180,000. On January 31, 2011, the Company filed a prospectus supplement pursuant to which it may issue and sell additional shares of its common stock having an aggregate offering price of up to $4,790,000 under the ATM.

In November 2010, the Company received $732,000 for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. This amount is recorded within Other income in the 2010 Consolidated Statement of Operations.

OXiGENE’s ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of its product candidates under development, including ZYBRESTAT and OXi4503; the progress of its research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to develop manufacturing methods and advanced technologies; OXiGENE’s ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable it to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing OXiGENE’s patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for OXiGENE’s products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

The Company expects its existing cash and cash equivalents to support the Company’s operations through the first quarter of 2011. Assuming that net proceeds from the potential sale of shares at current market prices under the ATM sales agreement described above are received ratably over the March 2011 to June 2011 timeframe, the Company expects that its existing financial resources, together with the expected net proceeds from the ATM, would be sufficient to fund its operations through the second quarter of 2011. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates.

OXiGENE will need to access additional funds to remain a going concern beyond the first quarter of 2011 or, if funds are raised through the ATM sales agreement as described above, beyond the second quarter of 2011. Such funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if its common shares lose their status on The NASDAQ Capital Market, and trade in the over-the-counter market. These uncertainties create substantial

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Significant Accounting Policies

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

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. The Company has $75,000 and $140,000 of restricted cash as of December 31, 2010 and 2009, respectively that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Consolidated Balance Sheet.

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

The Company did not hold any available-for-sale securities as of December 31, 2010 or 2009.

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

As of December 31, 2010 and 2009, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock” which are level 3 inputs. Effective January 1, 2009, the Company adopted the fair value standards as they relate to non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

License Agreements

The present value of the amount paid under the license agreement with Arizona State University (see Note 3) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events periodically such as a going concern opinion and continuing losses. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock

The Company evaluates all derivative financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment. The Company performs a number of steps to evaluate the features of the instrument against the guidance provided in the accounting pronouncements in order to determine the appropriate accounting treatment. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In the majority of circumstances, the Company utilizes the Black Scholes method to determine the fair value of its derivative financial instruments. In some cases, where appropriate, the Company utilizes the Binomial method to determine the fair value of such derivative financial instruments. Key valuation factors in determining the fair value include the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. Changes in fair value are recorded as a gain or loss in the Company’s Statement of Operations with the corresponding amount recorded as an adjustment to liability on its Balance Sheet. The expected volatility factor, in particular, is subject to significant variability from measurement period to measurement period and can result in large gains or losses from period to period.

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

Consolidation of Variable Interest Entity (VIE)

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

The Company consolidated the financial position and results of operations of ViDA (See Note 7) in accordance with proper accounting guidance. OXiGENE believes ViDA was by design a VIE because

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

OXIGENE had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in OXiGENE common stock, as a related party ViDA was a VIE of which OXiGENE was the primary beneficiary. Upon OXiGENE exercising the purchase option in 2009, ViDA became a wholly-owned subsidiary of OXiGENE and ceased being a VIE.

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, the Company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810 Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, the Company reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when it entered into a strategic collaboration with Symphony, until July 20, 2009, when OXiGENE acquired 100% of the equity of ViDA pursuant to the Amended and Restated Purchase Option Agreement. Once becoming the Company’s wholly-owned subsidiary, the operating results of ViDA continued to be included in the Company’s consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests. Losses incurred by ViDA prior to July 20, 2009 and attributable to Symphony, were charged to noncontrolling interest.

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

Subsequent Events

The Company reviews all activity subsequent to year end but prior to the issuance of the financial statements for events that could require disclosure or which could impact the carrying value of assets or liabilities as of the balance sheet date.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consisted of the following at the dates indicated below:

	December 31, 2010	December 31, 2009
	(In thousands)

Leasehold improvements	$449	$449
Equipment	647	650
Furniture and fixtures	416	416

Total gross assets	1,512	1,515
Less accumulated depreciation	(1,425)	(1,332)

Total property and equipment	$87	$183

3.	License agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2010, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at December 31, 2010 and 2009, was $386,000 and 484,000 respectively.

4.	Accrued other

Accrued other consisted of the following at the dates indicated below:

	December 31, 2010	December 31, 2009
	(In thousands)

Accounting and Legal	$206	$436
Payroll	251	612
Other	171	636

Total Accrued other	$628	$1,684

5.	Stockholder’s (Deficit) Equity — Common and Preferred Shares

The Company had 300,000,000 and 150,000,000 shares of common stock authorized as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the Company had 5,500,600 shares of common stock issued and outstanding.

On March 11, 2010, the Company completed a private placement of common stock with certain institutional investors to sell 328,947 shares of OXiGENE common stock and four separate series of warrants to purchase common stock. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. On the date of issuance, these warrants were initially valued at $11,868,000. The approximately $4,933,000 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

earnings in the first quarter of 2010 and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the year ended December 31, 2010, the Company sold 664,150 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,806,000. As of December 31, 2010, there were 48,350 shares remaining available for sale under the ATM, based on the number of shares registered to be sold. In January 2011, OXiGENE sold the remaining 48,350 shares resulting in net proceeds to the Company of approximately $180,000. On January 31, 2011, the Company filed a prospectus supplement pursuant to which it may issue and sell additional shares of its common stock having an aggregate offering price of up to $4,790,000 under the ATM.

Warrants, Options, Non-Vested Stock, 2009 ESPP and Director Compensation Policy

Warrants

The following is a summary of the Company’s Derivative liability activity for the year ended December 31, 2010 (in 000’s):

Derivative liability outstanding at December 31, 2009	$2,200
Private placement warrants — fair value at issuance	11,868
CEFF warrants — amounts reclassified to derivative liability based upon the fair value at the issuance date of the Private placement warrants	103
Net increase in fair value of all warrants	1,085
Amount reclassified to equity based upon the fair value at the date of exercise of warrants	(7,645)

Derivative liability outstanding at December 31, 2010	$7,611

The table below summarizes the value (in thousands) of the warrant-related liabilities recorded on the Company’s balance sheet:

Warrants Issued in	As of December 31, 2010		As of December 31, 2009
Connection with:	Current	Long-term	Current	Long-term

Committed Equity Financing Facility		$6		$—
Direct Registration Series I Warrants		107		1,350
Direct Registration Series II Warrants	—		850
PIPE Series A Warrants		4,143		—
PIPE Series C Warrants		3,355		—

Total derivative liability	$—	$7,611	$850	$1,350

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The (loss) gain from the change in fair value of warrants and other financial instruments for the years ended December 31, 2010, 2009 and 2008 is summarized below (in thousands):

	2010	2009	2008

Symphony Additional Investment Shares	$—	$416	$3,312
Committed Equity Financing Facility Warrants	96	(105)	23
Direct Registration Warrants	2,093	1,855	—
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	(4,933)	—	—
Private Placement Warrants	(3,274)	—	—

Total (loss) gain on change in fair market value of derivatives	$(6,018)	$2,166	$3,335

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2010 and 2009:

		Weighted
Warrants Issued in		Average	Number of Warrants Outstanding as of:
Connection with:	Date of Issue	Exercise Price	December 31, 2010	December 31, 2009
			(In thousands)

Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141
Direct Registration Series II Warrants	July 20, 2009	$32.00	—	141
Private Placement Series A Warrants	March 11, 2010	$5.60	1,536	—
Private Placement Series C Warrants	March 11, 2010	$5.60	1,229	—

Total Warrants outstanding			2,919	295

Private Issuance of Public Equity “PIPE” Warrants

On March 11, 2010, the Company completed a definitive agreement with certain institutional investors to sell shares of its Common stock and four separate series of warrants to purchase Common stock in a private placement. Gross proceeds of the financing were approximately $7,500,000, before deducting placement agent fees and estimated offering expenses, and excluding the subsequent exercises of the warrants.

The four separate series of warrants consisted of the following:

(A) Series A Warrants to initially purchase 328,947 shares of common stock, which were exercisable immediately after issuance, had a 5-year term and had an initial per share exercise price of $30.40;

(B) Series B Warrants to initially purchase 328,947 shares of common stock, which were initially exercisable at a per share exercise price of $22.80, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, and expired on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;

(C) Series C Warrants to initially purchase 328,947 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

the closing date or the date on which the Company’s stockholders approve the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $22.80; and

(D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. The Company registered for resale 337,757 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.

The Series A, B and C warrants listed above contained full ratchet anti-dilution features based on the price and terms of any financings completed after March 11, 2010 as described in the warrant agreements. As set forth in the table below, the number of shares issuable upon exercise of the Series A, B and C Warrants has increased substantially and the per share exercise price has decreased substantially, as a result of the operation of these features. The final number of shares of common stock issuable upon exercise of the Series D Warrants was determined following two pricing periods, each of no less than seven trading days and no more than thirty trading days, as determined individually by each holder of Series D Warrants. The first of these pricing periods occurred from July 1, 2010 to August 11, 2010. The second of these pricing periods occurred from September 11, 2010 to October 22, 2010. The series D Warrants provided that if during the applicable pricing period, the arithmetic average of the seven lowest closing bid prices of the common stock (as reported on the NASDAQ Stock Market) was less than the purchase price in the offering ($22.80), each holder’s Series D Warrants shall become exercisable for an additional number of shares pursuant to a formula set forth in the Purchase Agreement. Since the arithmetic average of such prices was below $22.80 per share during the applicable pricing periods, the number of shares issuable upon exercise of the Series D Warrants has increased substantially as set forth in the table below. All of the warrants listed above contained a cashless exercise feature as described in the warrant agreements.

The following is a summary of the adjusted number of warrants from the original amounts issued for each of the series of warrants during the year ended December 31, 2010 as a result of the operation of the full ratchet anti-dilution provisions of such warrants (in thousands, except for the Adjusted Exercise Price):

	Original
	Number of	Adjusted	Adjusted
	Warrants	Number of	Exercise
Warrant Series:	Issued	Warrants	Price

Series A Warrants	329	1,786	$5.60
Series B Warrants	329	1,339	$5.60
Series C Warrants	329	1,339	$5.60
Series D Warrants	338	1,028	$0.02

Total	1,325	5,492

The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series A, B, and C warrants qualify for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that the Company issues additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. The Company also determined that, in accordance with ASC 815, Derivatives and Hedging, the Series D Warrants meet the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants of $11,868,000 was recorded as a liability. The approximately $4,933,000 excess of the fair value of the liability recorded for these warrants over the net proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations. During the quarter

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

ended December 31, 2010, approximately $500,000 of the total issuance costs of $877,000 associated with the March 2010 private placement was allocated to the warrants and is included within this $4,933,000 charge. These allocated issuance costs were initially recorded as a charge against additional paid-in-capital during the quarter ended March 31, 2010. Changes in the fair market value from the date of issuance to the exercise date and reporting date, until exercised or cancelled will be recorded as a gain or loss in the statement of operations.

The following is a summary of the warrants exercised during the year ended December 31, 2010 and the fair value of those warrants. The Company established the fair value at each exercise date of the Series A and B warrants using the Black-Scholes option valuation model and the fair value at each exercise date of the Series D warrants using the Binomial option valuation model (in thousands):

	Summary of the Valuation of Warrants Exercised as of
	December 31, 2010
	Series A	Series B	Series C	Series D	Total

Warrants exercised	250	1,229	—	1,028	2,507
Fair market value at exercise date	$811	$1,257	$—	$5,577	$7,645

Number of shares Issued for Warrants Exercised	70	253	—	1,024	1,347

The Company reduced the respective derivative liability for the fair market value of the warrants exercised with the offset being recorded as an increase to Additional paid-in capital.

The table below summarizes the factors used to determine the value of warrants outstanding as of December 31, 2010 and March 11, 2010, the date of issuance of the warrants. The Company established the fair value of the Series A, B and C warrants using the Black-Scholes option valuation model and the fair value of the Series D warrants using the Binomial option valuation model applying the following assumptions:

	Warrant Valuation as of				Total Fair
	December 31, 2010				Market
	Series A	Series B	Series C	Series D	Value

Stock Price	$4.60		$4.60
Exercise Price	$5.60		$5.60
Contractual life (in Years)	4.2 years		4.5 years
Expected volatility	81%		80%
Risk-free interest rate	2.01%		2.01%
Fair market value (in thousands)	$4,143	$—	$3,355	$—	$7,498

	Warrant Valuation on Date of Issuance				Total Fair
	March 11, 2010				Market
	Series A	Series B	Series C	Series D	Value

Stock Price	$24.80	$24.80	$24.80	$24.80
Exercise Price	$30.40	$22.80	$22.80	$0.02
Contractual life (in Years)	5.0 years	0.6 years	5.3 years	0.3 years
Expected volatility	67%	60%	67%	62%
Risk-free interest rate	2.43%	0.22%	2.43%	0.22%
Fair market value (in thousands)	$4,331	$1,774	$4,930	$833	$11,868

As of October 12, 2010, consistent with the terms of the Series B warrant agreements, the Series B warrants expired. As of October 22, 2010, consistent with the terms of the Series D warrant agreements, the

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Series D warrants expired. The effective arithmetic average of the seven lowest closing bid prices of the Company’s common stock resulting in the final number of adjusted Series D warrants was $5.52.

See Note 13 for a discussion of the warrant exchange agreements that were executed in January 2011 relative to the remaining Series A and Series C warrants.

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited

In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.

Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $15.00 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 12,500 shares of its common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of December 31, 2010, there remain a total of 253,671 shares available for sale under the CEFF.

Due to the initially indeterminate number of shares of common stock underlying the warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE concluded that the CEFF warrants should be recorded as a liability effective with the date of the private placement. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement to the reporting date were recorded as a gain or loss in “Change in fair value of warrants and other financial instruments” in the Statement of Operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

		Warrant
		Valuation on
		Date of
	Warrant Valuation	Designation as a
	as of	Liability
	December 31, 2010	March 11, 2010

Stock Price	$4.60	$24.80
Exercise Price	$54.80	$54.80
Contractual life (in Years)	2.6 years	3.4 years
Expected volatility	96%	75%
Risk-free interest rate	1.02%	1.50%
Fair market value (in thousands)	$6	$103

Direct Registration Warrants

On July 20, 2009, OXiGENE raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 312,500 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

(“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $42.00 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $32.00 per share of common stock (the “Units”). The short-term warrants were exercisable during a period beginning on the date of issuance until the later of (a) nine months from the date of issuance and (b) ten trading days after the earlier of (i) the public announcement of the outcome of the planned interim analysis by the Independent Data Safety Monitoring Committee of data from the Company’s Phase 2/3 pivotal clinical trial regarding ZYBRESTATtm as a treatment for anaplastic thyroid cancer or (ii) the public announcement of the suspension, termination or abandonment of such trial for any reason. On September 12, 2010, the Company announced interim results from its anaplastic thyroid cancer study and therefore the short-term Direct Registration Series II warrants expired ten trading days later on September 24, 2010, without being exercised.

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

The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Warrant Valuation as of		Total Fair
	December 31, 2010		Market
	Series I	Series II	Value

Stock Price	$4.60
Exercise Price	$42.00
Contractual life (in Years)	3.6 years
Expected volatility	86%
Risk-free interest rate	1.02%
Fair market value (in thousands)	$107	$—	$107

	Warrant Valuation as of		Total Fair
	December 31, 2009		Market
	Series I	Series II	Value

Stock Price	$22.80	$22.80
Exercise Price	$42.00	$32.00
Contractual life (in Years)	4.6 years	0.9 years
Expected volatility	69%	100%
Risk-free interest rate	2.60%	0.40%
Fair market value (in thousands)	$1,350	$850	$2,200

Options

The Company’s 2005 Stock Plan provides for the award of options, restricted stock and stock appreciation rights to acquire up to 375,000 shares of the Company’s common stock. This number includes shares of its common stock, if any, that were subject to awards under the Company’s 1996 Plan as of the date

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

of adoption of the 2005 Plan but which became or will become unissued upon the cancellation, surrender or termination of such award. Currently, the 2005 Plan allows for awards of up to 37,500 shares that may be granted to any participant in any fiscal year. Options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, generally vest over a period of two to four years and expire ten years from the date of grant. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2009	95	$72.00	6.85
Granted	257	$16.20
Exercised	(1)	$15.07		$11
Forfeited and expired	(25)	$67.80

Options outstanding at December 31, 2010	326	$28.39	8.63

Option exercisable at December 31, 2010	93	$52.40	7.05
Options vested or expected to vest at December 31, 2010	233	$32.48	8.37

During the year ended December 31, 2010, 9,800 options expired. As of December 31, 2010 there was approximately $10,146,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 3.15 years.

The following stock options were granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Options Granted (In thousands)	257	73	18
Weighted average fair value	$0.45	$0.59	$0.89

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended December 31, 2010, 2009 and 2008:

Weighted Average Assumptions	2010	2009	2008

Risk-free interest rate	1.83%	1.99%	2.13%
Expected life	4 years	5 years	5 years
Expected volatility	70%	58%	55%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of our stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of OXiGENE’s common stock, which is issuable upon exercise of the option,

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

•	the expected volatility of OXiGENE’s common stock,

•	the expected dividends on OXiGENE’s common stock (the Company does not anticipate paying dividends in the foreseeable future), and

•	the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of OXiGENE’s common stock — The closing market price of its common stock on the date of grant.

Expected Term — The expected term of options represents the period of time for which the options are expected to be outstanding and is based on an analysis of historical behavior of participants over time.

Expected Volatility — The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the term of the option granted. OXiGENE determines the expected volatility based on the historical volatility of its common stock over a period commensurate with the option’s expected term.

Expected Dividends — Because OXiGENE has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future, the Company uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

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

Non-Vested Restricted Stock

As of December 31, 2010, the Company had 1,000 shares of non-vested restricted common stock outstanding, issued at a grant price of $81.80.

The Company recorded expense of approximately $82,000, $242,000 and $393,000 related to outstanding restricted stock awards during the years ended December 31, 2010, 2009 and 2008, respectively. The 1,000 shares of unvested restricted common stock at December 31, 2010 will vest in June 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.

Employee Stock Purchase Plan (2009 ESPP)

In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 125,000 shares of common stock may be issued under the 2009 ESPP, subject to

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for years ended December 31, 2010 and 2009 of $8,000 and $50,000, respectively. Pursuant to the 2009 ESPP provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 25,000 shares or 5% of the shares of Common stock outstanding on the last day of the preceding fiscal year.

Director Compensation Policy

In December 2009, the Board of Directors approved the amended and restated director compensation policy, effective as of January 1, 2010 which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. Under this plan, the Company issued 180,000 shares as compensation for Board and committee service in 2009 to each member of the Board. Each of the Company’s non-employee Directors was also granted 500 fully vested shares of common stock on January 2, 2010 as additional compensation for services previously rendered to the Company during 2009, and 1,250 fully vested shares of common stock on each of January 2, 2010 and July 1, 2010 as compensation for services rendered in 2010. The Company recorded expense for the years ended December 31, 2010 and 2009, of $257,000 and $321,000, respectively for these shares.

6.	Restructuring

In February 2010, the Company implemented a restructuring plan in which it terminated 20 full-time employees, or approximately 49% of its work force. The purpose of the restructuring was to focus the Company’s resources on its highest-value clinical assets and reduce its cash utilization. The restructuring expenses include severance payments, health and medical benefits and related taxes, which were paid through August 2010. No amounts remain outstanding as of December 31, 2010. The Company incurred severance and related costs of $458,000 for research and development employees and $52,000 for administrative employees in connection with this restructuring in fiscal 2010.

7.	Symphony Transaction

On October 1, 2008, OXiGENE announced a strategic collaboration with Symphony Capital Partners, L.P. a private-equity firm that agreed to provide funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. Under this collaboration, the Company entered into a series of related agreements with Symphony Capital LLC, or Symphony, Symphony ViDA, Inc., or ViDA, Symphony ViDA Holdings LLC, or Holdings, and related entities.

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

As part of a series of related agreements with Holdings, on October 1, 2008, Holdings purchased $15,000,000 worth of shares of common stock at a price of $22.20 per share, which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on September 30, 2008, via a direct investment.

On July 2, 2009, the Company, Holdings and ViDA entered into a series of related agreements pursuant to which such parties agreed to amend the terms of the purchase option, as set forth in an amended and

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

restated purchase option agreement (the “Amended Purchase Option Agreement”). In connection with such amendment, OXiGENE and Holdings also entered into an amended and restated registration rights agreement.

Under the Amended Purchase Option Agreement, OXiGENE issued 500,000 newly-issued shares of OXiGENE common stock in exchange for all of the equity of ViDA which included further consideration for additional securities issued in connection with the July 2009 Registered Direct Offering. The Company re-acquired all of the rights to the Programs that had been licensed in 2008 to ViDA. In addition, the approximately $12,400,000 in cash and marketable securities held by ViDA was transferred to OXiGENE.

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

OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC, until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to an Amended and Restated Purchase Option Agreement. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

8.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 3,354,000, 391,000 and 136,000 at December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

During 2009, the Company recorded the excess of the purchase price over the carrying value of the noncontrolling interest in ViDA as an increase in the loss applicable to common stock (See Symphony Transaction above).

Comprehensive (Loss)

ASC 220, Comprehensive Income, establishes rules for the reporting and display of comprehensive loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive loss. Comprehensive loss was the same as the reported net loss for the year ended December 31, 2010.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of comprehensive loss for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Consolidated net loss as reported	$(28,943)	$(21,921)
Unrealized gains	110	(125)

Total comprehensive income (loss)	(28,833)	(22,046)
Less comprehensive loss attributable to noncontrolling interest	(4,215)	(520)

Comprehensive loss attributable to OXiGENE, Inc.	$(24,618)	$(21,526)

9.	Agreements

In October 2008, the Board of Directors accepted the resignation of Dr. Richard Chin from his position as President and Chief Executive Officer and member of the Board of Directors. All unvested options held by Dr. Chin were forfeited as of January 22, 2009 and no further severance payments were required.

In April 2009, the Company entered into a separation agreement with Patricia Walicke, M.D., Ph.D., its former Vice President and Chief Medical Officer. Pursuant to the separation agreement, Dr. Walicke, received severance payments in the amount of $300,000 made in equal installments over one year. All unvested options held by Dr. Walicke were forfeited as of July 29, 2009 and no further severance payments are required.

In October 2009, the Board of Directors accepted the resignation of John A. Kollins as Chief Executive Officer and as a member of the Board of Directors. The Company entered into a separation agreement with Mr. Kollins effective as of November 5, 2009. Mr. Kollins received his base salary of $350,000 made in equal installments for one year plus health benefits for up to 2 years, and a one time $20,000 payment. All unvested options held by Mr. Kollins were forfeited as of January 8, 2010.

10.	Income Taxes

The components of the Company’s deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows: (Amounts in thousands)

	2010	2009

Deferred Tax Assets:
Net operating loss carry-forwards	$74,444	$67,923
Stock-based awards	324	1,205
Research & development credits	2,444	2,183
Capital loss carryforward	1,575	1,592
Other	201	445

Total Deferred tax assets	78,988	73,348
Valuation allowance	(78,988)	(73,348)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2010 and 2009, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $5,640,000 and approximately $8,466,000 for the years ended December 31, 2010 and 2009, respectively, due primarily to the increase in federal and state net operating loss carry-forwards.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $203,314,000 for U.S. income tax purposes, which will begin to expire in 2021 and state operating loss carry-forwards of $66,723,000 in Massachusetts that begin expiring in 2011 and $32,163,000 in California that begin to expire in 2028. The Company also had tax credits of $2,687,000 related to federal and state research and development activities which begin to expire in 2021. The Company recorded a capital loss carryover of approximately $4,000,000 in 2009 that generated a deferred tax asset of $1,575,000.

The future utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to an annual limitation due to ownership changes that could have occurred in the past or that may occur in the future under the provisions of IRC Section 382 or 383 of the internal revenue code.

The Company has not, as yet, conducted a study of its research and development credit carry-forwards. This study may result in an adjustment to the Company’s research and development credit carry-forwards, however, until a study is completed and any adjustment is known, no amounts are presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and if an adjustment is required, this adjustment would be offset by any adjustment to the deferred tax asset established for the research and development credit carry-forward and the valuation allowance.

In 2010, the Company received $733,000 in tax credit grants under the U.S. Government’s Qualifying Therapeutic Discovery Project for qualified research and development expenses. These proceeds have been recognized as other income.

The Company provides for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. As all of the Company’s deferred tax assets have been reserved for in a valuation allowance, no provision for (benefit from) income taxes have been recorded in the accompanying consolidated financial statements.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2010	2009

Income tax benefit at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State income taxes	3.6	6.4
State rate change	(1.6)	—
Federal research credits	1.2	1.0
Warrants	(8.6)	3.0
Federal Net Operating Loss adjustment	6.7	(38.2)
State Net Operating Loss expired and adjusted	(6.9)	21.7
Stock Compensation Adjustment	(4.1)	—
Capital Loss	—	6.4
Permanent items	(0.6)	(0.1)
Change In Valuation Allowance	(23.7)	(34.2)

Provision for income taxes	—%	—%

The provisions of FIN 48 (as codified under ASC 740), were adopted by the Company on January 1, 2007. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of ASC 740 did not have a material impact on the Company’s

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

financial position, cash flows or results of operations. At December 31, 2010 and 2009, the Company had no unrecognized tax benefits.

There are currently no federal or state audits in progress, tax years still subject to examination for Federal and the State of Massachusetts and California authorities include all prior years due to the existence of net operating loss carry-forwards. However, the statute of limitation for assessment by the internal revenue service and state authorities is only open for tax years ended December 31, 2007, 2008 and 2009.

11.	Commitments and Contingencies

Leases

In November 2008, the Company executed a lease for a total of approximately 12,300 square feet of office space located in South San Francisco, California. The lease agreement is for an estimated 52 months. In May 2010, the Company executed a lease for approximately 3,900 square feet in Waltham, Massachusetts.

During 2008, 2009 and for the first five months of 2010, the Company occupied approximately 11,000 square feet in Waltham, Massachusetts and approximately 600 square feet in Oxford, UK.

The following table summarizes the rent expense by location for the years ended December 31, 2010, 2009 and 2008 (Amounts in thousands)

	2010	2009	2008

California	$512	$442	$311
Massachusetts	76	170	480
Oxford, UK	18	50	46

Total rent	$606	$662	$837

The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

2011	2012	2013	2014	Thereafter	Total

$494	$525	$134	$—	$—	$1,153

12.	Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount of the Company match. The Company provided a match of $92,000, for the year ended December 31, 2008 only.

13.	Subsequent Events

Warrant Exchange Agreements

On January 18, 2011, OXiGENE, entered into separate Warrant Exchange Agreements with each of the holders of warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants are not exercisable for six months, have an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and do not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. In the event such shareholder approval is obtained, the Series E Warrants

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

issued at the initial closing shall be exchanged for the additional 457,544 shares of common stock. The initial closing occurred on January 20, 2011, and the subsequent closing is expected to take place on or about March 18, 2011, following the stockholder meeting that has been scheduled for that date to approve the additional share issuance. This activity will result in equity instrument modification accounting and could result in a significant charge to the Statement of Operations.

In connection with the warrant exchange, the Company also amended its Stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of March 24, 2005, as amended as of October 1, 2008, October 14, 2009 and March 10, 2010, in connection with the warrant exchange, to provide that the provisions of the Stockholder Rights Agreement shall not apply to the transactions contemplated by the Warrant Exchange Agreements.

Reverse Stock Split

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. This activity will result in equity instrument modification accounting and could result in a significant charge to the Statement of Operations.

Activity Under the At-the-Market Arrangement

Subsequent to December 31, 2010, the Company has sold 315,000 shares of its common stock under the At-the-Market Offering arrangement, for gross proceeds of $888,000.

The Listing of OXiGENE’s common stock

Prior to March 3, 2011, the Company’s stock was listed on the NASDAQ Global Market. During 2010 the Company failed to maintain compliance with two of the NASDAQ Global Market’s minimum listing requirements. NASDAQ granted the Company a grace period to regain compliance. The Company was not able to regain compliance with those two minimum listing requirements by the established deadline date and at a meeting with NASDAQ in January 2011, requested that the listing of the Company’s stock be transferred from the NASDAQ Global Market to The NASDAQ Capital Market.

On March 1, 2011, a NASDAQ Stock Market Hearings Panel advised the Company of its decision to transfer the listing of the Company’s common stock from The NASDAQ Global Market to The NASDAQ Capital Market effective March 3, 2011, and continue its listing on that market, provided that the Company regain compliance by June 13, 2011 with all continued listing standards of The NASDAQ Capital Market and have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)
3.1	Restated Certificate of Incorporation of the Registrant.*
3.2	Amended and Restated By-Laws of the Registrant.%%%
3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**
3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !
3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€
3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. Ω
3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated August 5, 2010. ΩΩΩ
3.8	Certificate of Amendment of Restated Certificate of Incorporation, dated February 22, 2011. αααα
4.1	Specimen Common Stock Certificate.*
4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ
4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ
4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §
4.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §
4.6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
4.7	Form of Five-year Warrant, dated as of July 15, 2009. €€
4.8	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ
4.9	Form of Series E Warrant. ααα
10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@
10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***
10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++
10.4	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@
10.5	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@
10.6	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@
10.7	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@
10.8	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #
10.9	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &
10.10	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &
10.11	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &

Exhibit
Number	Description

10.12	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &
10.13	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@
10.14	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer a Trust Company . !!
10.15	OXiGENE 2005 Stock Plan. !!!@
10.16	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.17	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@
10.18	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@
10.19	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@
10.20	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ
10.21	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §
10.22	Form of Indemnification Agreement between the Company and its Directors.§§@
10.23	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. ΩΩ@
10.24	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@
10.25	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@
10.26	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@
10.27	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@
10.28	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§
10.29	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§
10.30	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@
10.31	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@
10.32	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €
10.33	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €
10.34	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £
10.35	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £
10.36	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £
10.37	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@
10.38	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££
10.39	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ΩΩΩΩ

Exhibit
Number	Description

10.40	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ
10.41	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ΩΩΩΩ
10.42	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. α
10.43	Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. αα
10.44	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. ααα
10.45	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. ααα
10.46	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer and Trust Company. ααα
14.1	Code of Conduct. ####
23.1	Consent of Ernst & Young LLP. X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

Ω	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

ΩΩ	Incorporated by reference to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

ΩΩΩ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

α	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

αα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

ααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

αααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.