Form 10-K/A
period 2010-12-31
OXIGENE INC
filed 2011-05-02
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-21990
OXiGENE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Gateway Boulevard, Suite 210	94080
South San Francisco, CA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (650) 635-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
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
     As of May 2, 2011, the aggregate number of outstanding shares of common stock of the registrant was 9,542,035.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A, or the Amendment, amends OXiGENE, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 16, 2011, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
     Our Board of Directors currently consists of six members, and includes three members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. We currently have one vacancy on our Board. Under our by-laws, the number of members of our Board of Directors is fixed from time to time by the Board of Directors, and directors serve in office until the next annual meeting of stockholders and until their successors have been elected and qualified.
     The following information with respect to each director has been furnished to us by that director. The ages of the directors are as of February 28, 2011.
TAMAR D. HOWSON

Age:	62

Director Since:	2010

Principal Occupation:	Ms. Howson is currently a Partner with JSB-Partners, a transaction advisory firm serving the life sciences industry.

Business Experience:	Ms. Howson formerly served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals. Prior to Lexicon, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb. During her tenure there, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. Earlier, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham. She also managed SR One Ltd., the $100 million venture capital fund of SmithKline Beecham. Ms. Howson has served as an independent business consultant and adviser to companies both in the United States and in Europe. She held the position of Vice President, Venture Investments at Johnston Associates, a venture capital firm, and earlier as Director of Worldwide Business Development and Licensing for Squibb Corporation. Ms. Howson received her M.B.A. in finance and international business from Columbia University. Educated as a chemical engineer, she holds a M.S. from the City College of New York and a B.S. from the Technion in Israel.

Other Directorships:	Ms. Howson currently serves on the boards of Idenix Pharmaceuticals, Inc. (Nasdaq:IDIX), a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases, Soligenix, Inc., a biopharmaceutical company developing products to treat life-threatening side effects of cancer treatments and serious gastrointestinal diseases, Aradigm Corporation, a specialty pharmaceutical company developing and commercializing drugs delivered by inhalation for the treatment of severe respiratory disease, and S*Bio Pte Ltd, a company engaged in the discovery and development of drugs for the treatment of cancer. She also serves as a consultant to Pitango Venture Fund and is a member of the advisory board to Triana Venture Partners. She previously served on the boards of Ariad Pharmaceuticals, SkyePharma, NPS Pharma, Targacept, and HBA.

Director Qualifications:	The Board highly values Ms. Howson’s significant business development and life sciences industry expertise, developed through her career as a senior professional at several leading pharmaceutical companies. The Board believes that these characteristics uniquely qualify Ms. Howson to serve as a director of the Company and led to the Board’s conclusion that she should be a member of the Board of Directors.

MARK KESSEL

Age:	69

Director Since:	2008

Principal Occupation:	Mr. Kessel, a partner of Symphony Capital LLC, co-founded Symphony in 2002 and is widely recognized as the leader in structuring product development investments for the biopharmaceutical industry.

Business Experience:	Mr. Kessel was formerly the Managing Partner of Shearman & Sterling LLP, with day-to-day operating responsibility for this large international law firm. He received a B.A. with honors in Economics from the City College of New York and a J.D. magna cum laude from Syracuse University College of Law. Mr. Kessel has written on financing for the biotech industry for Nature Reviews Drug Discovery, Nature Biotechnology and other publications, and on issues related to governance and audit committees for such publications as The Wall Street Journal, Financial Times, The Deal and Euromoney.

Other Directorships:	Mr. Kessel is a director of Dynavax Technologies Corporation, a Symphony portfolio company focused on infectious and inflammatory disease therapies. In addition, Mr. Kessel is a director of the Global Alliance for TB Drug Development and Fondation Santé. Mr. Kessel was previously a director of Symphony Dynamo, Inc. (acquired by Dynavax Technologies Corporation), a director and Chairman of Symphony Icon, Inc. (acquired by Lexicon Pharmaceuticals), and a director of Antigenics, Inc., a publicly traded drug development company.

Director Qualifications:	The Board believes that Mr. Kessel’s leadership and expertise in matters of strategic transactions and financing for life sciences companies, coupled with his extensive executive management experience leading one of the world’s premier professional services organizations, uniquely qualify Mr. Kessel to serve as a director of the Company and led to the Board’s conclusion that Mr. Kessel should be a member of the Board of Directors.

PETER J. LANGECKER, M.D., PH.D.

Age:	60

Director Since:	2010

Principal Occupation:	Dr. Langecker joined OXiGENE as Executive Vice President and Chief Development Officer in June 2009 and was appointed Chief Executive Officer in October 2009.

Business Experience:	Dr. Langecker served as Chief Medical Officer of DURECT Corporation from May 2006 until June 2009. Prior to joining DURECT, Dr. Langecker served as Chief Medical Officer and Vice President of Clinical Affairs at Intarcia Therapeutics, Inc. from October 1999 to April 2006. Prior to that, Dr. Langecker was Vice President of Clinical Affairs at Sugen, Inc. from 1997 to 1999, Vice President, Clinical Research at Coulter Pharmaceuticals from 1995 to 1997 and Director of Clinical Research, Oncology, at Schering-Plough from 1992 to 1995. Previously, Dr. Langecker worked as a Project Physician-Central Medical Advisor, Oncology at Ciba-Geigy (now Novartis) in Basel, Switzerland. He received his M.D. degree and his doctorate in medical sciences from the Ludwig-Maximilians University in Munich.

Director Qualifications:	The Board believes that Dr. Langecker’s medical and scientific training, developed through his extensive career as a life sciences industry executive, uniquely qualify Dr. Langecker to serve as a director of the Company and led to the Board’s conclusion that Dr. Langecker should be a member of the Board of Directors.

WILLIAM D. SCHWIETERMAN, M.D.

Age:	53

Director Since:	2007

Principal Occupation:	Dr. Schwieterman has been the Chief Medical Officer of Chelsea Therapeutics, a biopharmaceutical development company, since November 2009. He has been an independent consultant to biotech and pharmaceutical companies specializing in clinical development since July 2002.

Business Experience:	Dr. Schwieterman is a board-certified internist and a rheumatologist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others,

Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

Director Qualifications:	The Board believes that Dr. Schwieterman’s medical training and his expertise with regulatory matters involving the Food and Drug Administration and the clinical trials process are invaluable skills that Dr. Schwieterman brings to his Board service and led to the Board’s conclusion that Dr. Schwieterman should be a member of the Board of Directors.

WILLIAM N. SHIEBLER

Age:	69

Director Since:	2002; Chairman of the Board since May 2009

Principal Occupation:	Mr. Shiebler is a principal in two family investment businesses — Tree Tops Investment LLC and Tree Tops Corporation LLC.

Business Experience:	From March 2002 to March 2007, Mr. Shiebler was the Advisory Vice Chairman and CEO of the Americas of Deutsche Asset Management, the asset arm of Deutsche Bank. Prior to joining Deutsche Bank, Mr. Shiebler was the President and CEO of Putnam Mutual Funds and prior to that he was President and COO of Dean Witter’s Intercapital Division.

Other Directorships:	Mr. Shiebler is a non-executive Chairman and a Director of Nextalk, Inc. (private) a director of Sallie Mae Bank, and is an advisory board member of several corporations. Mr. Shiebler is currently chairman of the Park City Center for Public Policy, and a Trustee of the U.S. Ski and Snowboard Team Foundation, among other charitable and community organizations. Previously, Mr. Shiebler was a trustee or director of a number of other corporate and community organizations, including the Salt Lake Olympic Committee and Kean University. Mr. Shiebler was also a member of the Presidential Commission on Medicaid.

Director Qualifications:	The Board believes that Mr. Shiebler’s financial acumen, executive leadership skills, and his extensive experience developed in the course of his career as a senior executive in the financial services industry uniquely qualify Mr. Shiebler to serve as a director of the Company and led to the Board’s conclusion that Mr. Shiebler should be a member of the Board of Directors.

ALASTAIR J.J. WOOD, M.D.

Age:	64

Director Since:	2008

Principal Occupation:	Dr. Wood, a partner of Symphony Capital LLC, has worked with Symphony since its inception, initially as Chairman of Symphony’s Clinical Advisory Council, and joined the firm full-time in September 2006 as a Managing Director.

Business Experience:	Prior to joining Symphony Capital LLC full-time, Dr. Wood completed more than 30 years at Vanderbilt University School of Medicine, most recently as Associate Dean of External Affairs, where he was also Attending Physician and Tenured Professor of Medicine and Pharmacology. Dr. Wood is currently Professor of Medicine (courtesy appointment) and Professor of Pharmacology (courtesy appointment) at Weill Cornell Medical School, appointments served in an unpaid capacity. Dr. Wood has written or co-authored more than 300 scientific papers and won numerous honors including election to the National Academy of Sciences’ Institute of Medicine. He was until 2006 the chairman of the FDA’s Nonprescription Drugs Advisory Committee. He previously served as a member of the Cardiovascular and Renal Advisory Committee of the FDA, and the FDA’s Nonprescription Drugs Advisory Committee. Dr. Wood has been a member of and chaired National Institutes of Health study sections, served on the editorial boards of four major journals, and between 1992 and 2004 was the Drug Therapy Editor of The New England Journal of Medicine. Most recently, he was named to the Board of the Critical Path Institute. He earned his medical degree at the University of St. Andrews.

Other Directorships:	Dr. Wood is a director of Symphony Evolution, Inc., a Symphony portfolio company. He was previously a director of Antigenics, Inc., a publicly traded drug development company.

Director Qualifications:	The Board believes that Dr. Wood’s medical training and expertise in drug development, combined with his prior service as a member of several advisory committees to the Food and Drug Administration, uniquely qualify Dr. Wood to serve as a director of the Company and led to the Board’s conclusion that Dr. Wood should be a member of the Board of Directors.
BOARD AND COMMITTEE MEETINGS
     During 2010, the Board of Directors held nineteen meetings. The Board of Directors has established three committees whose functions and current members are noted below. The Audit Committee, the Compensation Committee and the Nominating and Governance Committee (collectively, the “Board Committees”) are committees of the Board of Directors and consist solely of members of the Board of Directors. The Board Committees met a total of 7 times in 2010. Each director during 2010 attended 75% or more of the aggregate number of meetings of the Board of Directors and Board Committees on which he or she served during 2010. The Board has also adopted a policy under which each member of the Board is required to make every effort to attend each annual meeting of our stockholders. Messrs. Shiebler and Langecker attended our annual meeting of stockholders in 2010.
     Audit Committee. From January 1 through March 11, 2010, the Audit Committee consisted of Messrs. Arthur B. Laffer (Chairman), Roy H. Fickling and William N. Shiebler. During 2010, the Audit Committee held five meetings. Dr. Laffer resigned from the Board of Directors on March 11, 2010. Ms. Howson was appointed to the Audit Committee on April 2, 2010. Mr. Fickling resigned from the Board of Directors on March 31, 2011. Currently, the Audit Committee consists of William N. Shiebler (Chairman) and Tamar D. Howson. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accounting firm, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Board has determined that William N. Shiebler is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Board of Directors has adopted a charter for the Audit Committee, which is reviewed and reassessed annually by the Audit Committee. A copy of the Audit Committee’s written charter is publicly available on our website at www.oxigene.com.
     Securities and Exchange Commission rules require that we disclose our compliance with NASDAQ listing standards regarding the independence of our Audit Committee members and inclusion in the Audit Committee of any non-independent director. Currently, all of our Audit Committee members are independent as defined under NASDAQ listing standards. Roy H. Fickling resigned from our Board of Directors on March 31, 2011. On April 6, 2011, The Nasdaq Stock Market notified us that, as a result of Mr. Fickling’s resignation, we no longer comply with Nasdaq’s independent director requirement for the Audit Committee as set forth in The Nasdaq Listing Rules. These rules require that our Audit Committee consist of at least three independent directors. Pursuant to The Nasdaq Listing Rules, we have been provided a cure period until the earlier of our next annual shareholders’ meeting or March 31, 2012; or if our next annual shareholders’ meeting is held before September 27, 2011, then we must evidence compliance no later than September 27, 2011. We have indicated that we intend to comply with Nasdaq’s independent Audit Committee requirements within the cure period provided by Nasdaq.
     Compensation Committee. From January 1 through March 11, 2010, the Compensation Committee consisted of Messrs. Arthur B. Laffer (Chairman), Roy H. Fickling, William N. Shiebler and Dr. William D. Schwieterman. Dr. Laffer resigned from the Board of Directors on March 11, 2010. On April 27, 2010, Mr. Fickling was appointed Chairman of the Compensation Committee. During 2010, the Compensation Committee held one meeting. Roy H. Fickling resigned from our Board of Directors on March 31, 2011. Currently, the Compensation Committee consists of William N. Shiebler. The Board of Directors intends to appoint an independent director to the Compensation Committee in 2011. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, appropriate compensation levels for our Chief Executive Officer, which are determined without the Chief Executive Officer present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. The Compensation Committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation. Each year, the Compensation Committee reviews and assesses the three main components of each named executive officer’s compensation: base salary, incentive compensation and equity compensation. Adjustments to base salary are generally only made when there has been a change in the scope of the responsibilities of the named executive officer or when, based on a review of the base salary component of executive officers in companies of a similar size and stage of development, the Committee members believe that an adjustment is warranted in order to remain competitive. Each year, the executive management of the Company determines and agrees with the Compensation Committee on its corporate goals and objectives for the ensuing year. At the end of each year, the attainment of each objective is assessed and incentive awards are made to each executive based on his contribution to achieving the objectives and at a percentage of base salary outlined in the executive’s employment agreement. In addition, equity compensation is reviewed annually. Awards are made based on either provisions of an executive’s employment agreement, or an assessment of each executive’s equity compensation position relative to the Company’s other executives. All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available on our website at www.oxigene.com.
     Compensation Committee Interlocks and Insider Participation. Our Compensation Committee currently consists of Mr. William N. Shiebler. Mr. Shiebler neither is nor has been employed by us.
     Nominating and Governance Committee. From January 1 through March 11, 2010, the Nominating and Governance Committee consisted of Messrs. William N. Shiebler (Chairman), Roy H. Fickling and Arthur B. Laffer. Dr. Laffer resigned from the Board of Directors on March 11, 2010. On April 27, 2010, Dr. Schweiterman (Chairman) and Ms. Howson were appointed to the Nominating and Governance Committee and Mr. Shiebler was re-nominated to this committee. During 2010, the Nominating and Governance Committee met once. Currently, the Nominating and Governance Committee consists of William D. Schwieterman (Chairman), Tamar D. Howson and William N. Shiebler. This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. All members of the Nominating and Governance Committee qualify as independent under the definition promulgated by NASDAQ. The Nominating and Governance Committee may consider candidates recommended by stockholders, as well as from other sources, such as current directors or officers, third-party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the biotechnology industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2011 annual meeting of stockholders using the procedures set forth in the Company’s by-laws, it must follow the procedures described under “Stockholder Proposals and Nominations for Director” in the proxy statement on Schedule 14A for our 2010 annual meeting of stockholders. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Chairman of the Nominating and Governance Committee by mail at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080. The Nominating and Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship of the Board and its committees. A copy of the Nominating and Governance Committee’s written charter is publicly available on our website at www.oxigene.com.
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
EXECUTIVE OFFICERS OF THE COMPANY
     See “Board of Directors” above for the biography of our Chief Executive Officer, Peter J. Langecker.
     David Chaplin, Ph.D., 55, has served as our Chief Scientific Officer and Head of Research and Development since July 2001. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990.
     James B. Murphy, 54, was appointed as our Vice President and Chief Financial Officer in March 2004. From 2001 until May 2003, Mr. Murphy was Vice President of Finance for Whatman Inc., of Marlborough, Massachusetts, a subsidiary of U.K.-based Whatman plc (LSE: WHM), a publicly traded manufacturer of filtration and separation products for the pharmaceutical industry. From 1994 through 2001, Mr. Murphy worked at HemaSure (NASDAQ: HMSR), a spin-off of Sepracor, Inc., serving as the company’s Senior Vice President of Finance and Administration, and later as Senior Vice President and Chief Financial Officer. From 1990 to 1994, he was Corporate Controller at Sepracor (NASDAQ: SEPR), a diversified pharmaceutical, medical device and biotechnology products company based in Marlborough, Massachusetts. Mr. Murphy holds a B.A. in economics and accounting from the College of the Holy Cross and is registered as a Certified Public Accountant.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission and us initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other of our equity securities. For these purposes, the term “other equity securities” would include options granted under our 2005 Stock Plan. To our knowledge, based solely on a review of the forms and written representations received by us from our Section 16 reporting persons, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to the reporting persons were properly and timely satisfied.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2010 and December 31, 2009 to (1) our Chief Executive Officer, (2) our Chief Financial Officer and, (3) our next most highly compensated executive officer who earned more than $100,000 during the fiscal year ended December 31, 2010.

						All Other
				Stock Award s	Option Awards	Compensation
Name	Year	Salary ($)	Bonus ($)	($) (1)	($) (1)	($)
David Chaplin(2)	2010	278,124	—	—	74,966	—
Vice President and Chief Scientific Officer	2009	$282,220	$—	$74,298	$27,530	$—

Peter Langecker(3)	2010	$350,000	$—	$—	$132,825	$929
Chief Executive Officer	2009	$236,923	$—	$—	$41,926	$464

James Murphy	2010	$245,000	$—	$—	$101,759	$690
Vice President and Chief Financial Officer	2009	$245,000	$—	$37,151	$63,244	$663

(1)	See Note 5 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for details as to the assumptions used to determine the fair value of each of the stock awards and option awards set forth in this table, as well as a description of all forfeitures during fiscal year 2010. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Form 10-K.

(2)	Dr. Chaplin’s employment agreement provides that his salary be paid in British Pounds. The salary amounts presented above represent his annual salary of £180,257 converted into U.S. dollars at the average monthly conversion rate for the year presented.

(3)	Dr. Langecker commenced employment in June 2009 as Executive Vice President and Chief Development Officer. In October 2009, he was appointed as Chief Executive Officer.
Narrative Disclosure to Summary Compensation Table
     Employment Agreement with David Chaplin. In July 2000, we entered into an employment agreement with Dr. Chaplin, our Chief Scientific Officer and Head of Research and Development. Effective in January 2007, Dr. Chaplin’s employment agreement was amended such that he currently receives an annual base salary of £180,257 per year (or $279,398, using January 3, 2011 exchange rates). In 2009, Dr. Chaplin’s employment agreement was further amended to (1) set the period for which Dr. Chaplin would be paid in the event of his termination of employment other than for cause of with good reason at sixteen (16) months and (2) provide for the immediate vesting of all stock options, stock appreciation rights, restricted stock and other incentive compensation granted to him in the event of a change in control. We may terminate the employment agreement on six months’ prior notice, and Dr. Chaplin may terminate the agreement on six months’ prior notice. OXiGENE may also terminate the agreement without prior notice for “cause,” as defined in the agreement. If Dr. Chaplin’s employment is terminated by OXiGENE other than for cause, or in a case of a “termination with good reason,” as defined in the agreement, Dr. Chaplin will be entitled to receive a payment of sixteen (16) months of his then-current base salary, and all stock options and other incentive compensation granted to Dr. Chaplin by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements. In the event of a termination other than for “cause” of Dr. Chaplin’s employment or a “termination with good reason” within one year following a change in control of OXiGENE, as such term is defined in the agreement, Dr. Chaplin will be entitled to receive a payment of twelve months’ then-current base salary plus any salary owed to him but unpaid as of the date of termination. In addition, all of Dr. Chaplin’s unvested equity compensation outstanding on the date of termination shall vest and remain exercisable in accordance with the terms of the applicable plan and related agreements and all stock options and other incentive compensation granted to Dr. Chaplin by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements. All payments made and benefits available to Dr. Chaplin in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.
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
     Dr. Langecker may terminate the agreement upon written notice to us. We may also terminate the agreement without prior written notice for cause, as defined in the agreement, as long as, in certain circumstances, we give Dr. Langecker a minimum period of 30 days to cure the act or omission constituting cause (if reasonably subject to cure), as described in the agreement. If Dr. Langecker’s employment is terminated by us for cause, or by Dr. Langecker without good reason (as defined in the agreement), we will pay to Dr. Langecker the amount of accrued obligations as of the date of such termination, consisting of accrued and unpaid salary, value of accrued vacation days, annual bonus related to the most recently completed calendar year if not already paid and amount of unreimbursed and incurred expenses. If Dr. Langecker’s employment is terminated by us other than for cause or Dr. Langecker’s disability, we will pay to Dr. Langecker the accrued obligations, as described above, an amount equal to 12 months of his then-current base salary, the annual bonus related to the most recently completed calendar year, if not already paid, and will also pay COBRA premiums, should Dr. Langecker timely elect and be eligible for COBRA coverage, for Dr. Langecker and his immediate family for 12 months (provided that OXiGENE shall have no obligation to provide such coverage if Dr. Langecker becomes eligible for medical and dental coverage with another employer).
     If Dr. Langecker’s employment is terminated by us (other than for cause or Dr. Langecker’s disability) within one year following a change in control of the Company (as defined in the agreement), or by Dr. Langecker with good reason within one year following a change in control of the Company, we will pay to Dr. Langecker the accrued obligations, as described above, an amount equal to 12 months of his then-current base salary, the annual bonus related to the most recently completed calendar year, if not already paid, and will also pay COBRA premiums for a period of 12 months on the same conditions as described above. In addition, all of Dr. Langecker’ unvested equity compensation outstanding on the date of termination shall vest and remain exercisable in accordance with the terms of the applicable plan and related agreements. Dr. Langecker has also agreed not to engage in activities competitive with the Company during his employment and for a 12 month period following the termination of his employment. All payments made and benefits available to Dr. Langecker in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.
     Employment Agreement with James B. Murphy. In February 2004, we entered into an employment agreement with Mr. Murphy, our Vice President and Chief Financial Officer and amended the agreement in January 2009. Pursuant to the agreement as amended, Mr. Murphy currently receives a base salary of $245,000 per year. We may terminate the agreement on thirty days’ prior notice, and Mr. Murphy may also terminate the agreement on thirty days’ prior notice. We may also terminate the agreement prior to the end of its term for “cause”, as defined in the agreement. If Mr. Murphy’s employment is terminated by OXiGENE other than for cause, or in a case of a “termination with good reason,” as defined in the agreement, Mr. Murphy will be entitled to receive a payment of twelve months’ then-current base salary and the Company will also pay COBRA premiums, should Mr. Murphy timely elect and be eligible for COBRA coverage, for Mr. Murphy and his immediate family for 12 months (provided that OXiGENE shall have no obligation to provide such coverage if Mr. Murphy becomes eligible for medical and dental coverage with another employer). In addition, all stock options and other incentive compensation granted to Mr. Murphy by OXiGENE shall, to the extent vested, remain exercisable in accordance with the 2005 Stock Plan and any related agreements.
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
     In February 2011, our board of directors voted unanimously to implement a 1:20 reverse stock split of our common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts discussed in this Form 10-K/A have been adjusted to reflect the effect of this reverse split.
Outstanding Equity Awards at Fiscal Year-End
     The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2010, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards (1)				Stock Awards
					Number of	Market Value of
		Number of Securities			shares or Units	Shares or Units
	Number of Securities	Underlying	Option		of Stock That	of Stock That
	Underlying Unexercised	Unexercised Options	Exercise	Option	Have Not Vested	Have Not Vested
Name	Options Exerciseable #	Unexerciseable #	Price $	Expiration Date	#	(2) $
David Chaplin	2,250	—	$101.20	7/12/2010	—	$—
Vice President and Chief Scientific Officer	5,000	—	$44.80	3/15/2012
	5,000	—	$158.80	7/24/2013
	2,500	—	$100.60	7/28/2014
	938	313	$83.60	1/25/2017
	1,500	4,500	$13.00	1/20/2019
	2,500	17,500	$21.20	4/27/2020
	3,438	6,563	$5.60	9/15/2020

Peter Langecker	3,125	9,375	$46.40	6/29/2019	—	$—
Chief Executive Officer	2,500	17,500	$21.20	4/27/2020
	3,438	6,563	$5.60	9/15/2020

James Murphy	3,750	—	$181.00	2/23/2014	—	$—
Vice President and Chief Financial Officer	1,000	—	$100.60	7/28/2014
	1,250	—	$70.20	6/14/2016
	1,875	625	$83.60	1/25/2017
	1,563	4,688	$13.00	1/20/2019
	2,500	17,500	$21.20	4/27/2020
	3,438	6,563	$5.60	9/15/2020

(1)	Generally, option awards vest in equal annual installments over four years beginning on the first anniversary of the date of grant and the exercise price is the closing price of our common stock as quoted on The NASDAQ Capital Market on the date of grant. On September 15, 2010, we granted options to each of the named executive officers included in the table above that vest in equal annual installments over two years beginning on the first anniversary of the date of grant.

(2)	The market value of the stock awards is determined by multiplying the number of shares times $4.60, the closing price of our common stock on The NASDAQ Global Market on December 31, 2010, the last day of our fiscal year.
Pension Benefits
     We do not have any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
     We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Potential Payments Upon Termination or Change-In-Control
     We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to our named executive officers in the event of a termination of employment or a change of control of the Company. The following tables summarize the potential payments to each named executive officer assuming that one of the described termination events occurs. The tables assume that the event occurred on December 31, 2010, the last day of our fiscal year. On December 31, 2010, the last trading day of 2010, the closing price of our common stock as listed on The NASDAQ Global Market was $4.60 per share.

David Chaplin, Ph.D.

			Involuntary Not for
	Termination within 12		Cause Termination or
Executive Benefits and Payments Upon	months Following	Voluntary Termination	Termination by Executive
Termination	Change in Control	by Executive or Death	with Good Reason	For Cause Termination
Base Salary	$289,749	$—	$386,332	$—
Annual Bonus (x% of Base Salary)	N/A	N/A	N/A	N/A

Acceleration of Vesting of Equity	100%	0%	0%	0%
Number of Stock Options and Value upon Termination	52,000	23,125	23,125	23,125
	$239,200	$106,375	$106,375	$106,375
Number of Shares of Vested Stock Received and Value upon Termination	6,250	6,250	6,250	6,250
	$28,750	$28,750	$28,750	$28,750
Relocation Reimbursement	N/A	N/A	N/A	N/A

Deferred Compensation Payout	N/A	N/A	N/A	N/A
Post-Term Health Care	N/A	N/A	N/A	N/A
Excise Tax Gross Up	N/A	N/A	N/A	N/A
The information set forth above is described in more detail in the narrative following the Summary Compensation Table.
     Dr. Chaplin’s employment agreement references the definition of a “Change in Control” in our 1996 Stock Incentive Plan. For this purpose, “Change in Control” means the occurrence of either of the following events: (a) any “person” (as such term is used in Section 13(c) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company’s then outstanding voting securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.
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

     All payments made and benefits available to Dr. Chaplin in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.
     Peter J. Langecker

Involuntary Not for
	Termination	Voluntary	Cause Termination or
	within 12 months	Termination by	Termination by
Executive Benefits and	Following Change	Executive or	Executive with Good	For Cause
Payments Upon Termination	in Control	Death	Reason	Termination	Disability
Base Salary	$350,000	$—	$350,000	$—	$—

Annual Bonus (x% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	42,500	9,063	9,063	9,063	—
Value upon Termination	$195,500	$41,688	$41,688	$41,688	$—

Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A

Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months for Executive and family family	N/A	Up to 12 months for Executive and family
	$37,044	$—	$37,044	$—	$—

Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A
The information set forth above is described in more detail in the narrative following the Summary Compensation Table.
     A “Change in Control” as defined in Dr. Langecker’s employment agreement shall mean the occurrence during the term of his employment of the following:
     (i) Ownership. Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of OXiGENE representing 50% or more of the total voting power represented by OXiGENE’s then outstanding voting securities (excluding for this purpose any such voting securities held by OXiGENE or its affiliates or by any employee benefit plan of OXiGENE) pursuant to a transaction or a series of related transaction which the Board of Directors does not approve; or

     (ii) Merger/Sale of Assets. (A) A merger or consolidation of OXiGENE whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of OXiGENE outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by the voting securities of OXiGENE or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the stockholders of OXiGENE approve an agreement for the sale or disposition by OXiGENE of all or substantially all of OXiGENE’s assets; or
     (iii) Change in Board Composition. A change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” shall mean directors who either (A) are directors of OXiGENE as of the date of this Agreement, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to OXiGENE).
     Dr. Langecker will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause” shall mean any of the following:
     (a) the Executive’s substantial failure to perform any of his duties hereunder or to follow reasonable, lawful directions of the Board or any officer to whom the Executive reports;
     (b) the Executive’s willful misconduct or willful malfeasance in connection with his employment;
     (c) the Executive’s conviction of, or plea of nolo contendre to, any crime constituting a felony under the laws of the United States or any state thereof, or any other crime involving moral turpitude;
     (d) the Executive’s material breach of any of the provisions of this Agreement, OXiGENE’s bylaws or any other agreement with OXiGENE; or
     (e) the Executive’s engaging in misconduct which has caused significant injury to OXiGENE, financial or otherwise, or to OXiGENE’s reputation; or
     (f) any act, omission or circumstance constituting cause under the law governing this Agreement.
     “Termination with Good Reason” shall mean:
     (i) without the Executive’s express written consent, any material reduction in Executive’s title, or responsibilities compared to those prior to a Change in Control (as such term is defined in the employment agreement);
     (ii) relocation of more than 60 miles;
     (iii) without the Executive’s express written consent, a material reduction by OXiGENE in the Executive’s total compensation as in effect on the date hereof or as the same may be increased from time to time, provided that it shall not be deemed a material reduction if (a) the amount of Executive’s Annual Bonus is less than the amount of any previously awarded Annual Bonuses or (b) a benefit is amended and such amendment affects all eligible executive participants; or
      (iv) OXiGENE breaches a material term of this Agreement and such breach has remained uncured for a minimum of thirty (30) days after Executive has notified OXiGENE of breach. To be effective, such notice must be in writing and set forth the specific alleged Good Reason for termination and the factual basis supporting the alleged Good Reason.
     All payments made and benefits available to Dr. Langecker in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.
     James B. Murphy

			Involuntary Not for
	Termination within 12		Cause Termination or
Executive Benefits and Payments	months Following	Voluntary Termination	Termination by Executive
Upon Termination	Change in Control	by Executive or Death	with Good Reason	For Cause Termination
Base Salary	$245,000	$—	$245,000	$—
Annual Bonus (x% of Base Salary)	N/A	N/A	N/A	N/A

Acceleration of Vesting of Equity	100%	0%	0%	0%

Number of Stock Options and Value	44,750	15,375	15,375	15,375
upon Termination	$205,850	$70,725	$70,725	$70,725

Number of Shares of Vested Stock
Received and Value upon	2,000	2,000	2,000	2,000
Termination	$9,200	$9,200	$9,200	$9,200

Relocation Reimbursement	N/A	N/A	N/A	N/A

Deferred Compensation Payout	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months for Executive and family	N/A	Up to 12 months for Executive and family	N/A
	$27,084	$—	$27,084	$—

Excise Tax Gross Up	N/A	N/A	N/A	N/A
     The information set forth above is described in more detail in the narrative following the Summary Compensation Table.
     Mr. Murphy’s employment agreement references the definition of a “Change in Control” in our 1996 Stock Incentive Plan. A “Change in Control” means the occurrence of either of the following: (a) any “person” (as such term is used in Section 13(c) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company’s then outstanding voting securities; or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.
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
Director Compensation
     The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2010 to each of our non-employee directors.

	Fees Earned or	Stock Awards ($)	Option Awards	All Other
Name	Paid in Cash ($)	(1)	($)	Compensation ($)
Roy H. Fickling (3)	$—	$53,303	$—	$—

Tamar Howson	$—	$38,753	$—	$—

Mark Kessel	$—	$49,403	$—	$—

Arthur Laffer (2)	$—	$39,900	$—	$—

William D. Schwieterman	$—	$53,303	$—	$—

William Shiebler	$95,000	$49,403	$—	$—

Alastair J.J. Wood	$—	$49,403	$—	$—

(1)	See Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for details as to the assumptions used to determine the fair value of each of the stock awards set forth in this table, and Note 3 describing all forfeitures during fiscal year 2010. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Form 10-K.

(2)	Effective March 11, 2010, Dr. Laffer resigned as a member of the Company’s Board of Directors.

(3)	Effective March 31, 2011, Mr. Fickling resigned as a member of the Company’s Board of Directors.
     The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various Committees of our Board.
     Fees. The Board of Directors adopted an amended and restated director compensation policy, effective January 1, 2010. In accordance with the policy, prior to the commencement of each calendar year, the Board of Directors establishes the number of shares of our common stock to be granted as the annual retainer for the upcoming calendar year for all outside directors. The annual retainer is paid in the form of semi-annual grants, under the OXiGENE, Inc. 2005 Stock Plan (the “Stock Plan”), of fully-vested shares of our common stock in the amount established by the Board of Directors for such calendar year. Shares of common stock to be issued to each outside director on the date of grant are automatically granted without further action by the Board of Directors or the Compensation Committee semi-annually on and as of January 2 and July 1, or the first business day thereafter. Shares granted pursuant to the policy have a purchase price equal to the par value of our common stock on the date of grant and are subject to the terms and conditions of the Stock Plan.
     During an interim period beginning in May 2009 and ending on January 31, 2010, following his assumption of the duties of Chairman, Mr. Shiebler received: $40,000 in cash for the first month of service; $20,000 in cash for each month thereafter during such interim period; $1,200 per month for secretarial expenses to be incurred by him; and an option to purchase 100,000 shares of our common stock, vesting in equal amounts over four years, starting one year from the date of grant, at an exercise price of $2.23 per share. Mr. Shiebler received these amounts in connection with the services he provided as Chairman, and in recognition of the level of services he provided in that capacity. Mr. Shiebler did not receive any separate compensation under the director compensation policy in addition to these amounts. Effective February 2010, Mr. Shiebler’s cash compensation was reduced to $10,000 per month. Effective June 2010, Mr. Shiebler’s cash compensation was reduced further to $5,000 per month.
     Equity Incentives. Under the terms of our 2005 Stock Plan, directors may be granted shares of common stock, stock-based awards and/or stock options to purchase shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following tables set forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2011, for (a) (1) our Chief Executive Officer, (2) our Chief Financial Officer and (3) our next most highly compensated executive officer who earned more than $100,000 during the fiscal year ended December 31, 2010, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 18, 2011 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the tables. Except as indicated in footnotes to these tables, we believe that the stockholders named in these tables have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 7,005,517 shares of common stock outstanding on March 18, 2011.

	Number of Shares
	Beneficially Owned
	and Nature of	Percent of
	Ownership	Class %
David Chaplin (1)	35,655	*

Tamar Howson	3,750	*

Mark Kessel (2)	1,361,606	19.4%

Peter Langecker (3)	13,125	*

Jim Murphy (4)	21,625	*

William Schweiterman (5)	6,960	*

William Shiebler (6)	20,600	*

Alastair J.J. Wood	5,750	*

All current directors and executive officers as a group (8 persons) (7)	1,469,071	20.8%

*	Less than 1%.

(1)	Includes options to purchase 29,000 shares of common stock, which are exercisable within 60 days of March 18, 2011 (May 17, 2011).

(2)	Includes 1,355,856 shares of common stock held by Symphony ViDA Holdings LLC. Mark Kessel is a partner of Symphony GP LLC, which is the general partner of Symphony Capital GP, L.P., which is the general partner of Symphony Capital Partners, L.P., which is the manager of Symphony ViDA Holdings LLC.

(3)	Includes options to purchase 13,125 shares of common stock, which are exercisable within 60 days of March 18, 2011 (May 17, 2011).

(4)	Includes options to purchase 21,625 shares of common stock, which are exercisable within 60 days of March 18, 2011 (May 17, 2011).

(5)	Includes 500 shares of unvested restricted common stock granted in 2007, which vest in equal annual installments over a four-year period, all of which are subject to transfer and forfeiture restrictions.

(6)	Includes options to purchase 6,750 shares of common stock, which are exercisable within 60 days of March 18, 2011 (May 17, 2011).

(7)	Includes 2,000 shares of common stock subject to transfer restrictions, options to purchase 70,500 shares of common stock held by the directors and executive officers as a group and which are exercisable within 60 days of March 18, 2011 (May 17, 2011) and 1,000 shares of unvested restricted common stock, all of which were granted in 2007, which vest in equal annual installments over a four-year period, and which are subject to transfer and forfeiture restrictions.
     As of March 18, 2011, the following are the only entities known to us to be the beneficial owners of more than 5% of our outstanding common stock.

	Number of Shares
	Beneficially Owned
	and Nature of	Percent of
Name and Address of Beneficial Owner	Ownership	Class
Capital Ventures International* One Capitol Place P.O Box 1787 GT Grand Cayman, Cayman Islands British West Indies	412,653	5.83%

Symphony ViDA Holdings LLC 875 Third Avenue 18th Floor New York, NY 10022	1,361,606	19.24%

*   Heights Capital Management, Inc., 101 California Street, Suite 3250, San Francisco, California 94111 is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over these shares.
     The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information
     The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2010.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders (the 1996 Stock Incentive Plan)	25,800	$132.70	—
Equity compensation plans approved by security holders (the 2005 Stock Plan)	299,252	$19.50	52,777
Equity compensation plans not approved by security holders	—	—	—
Total	325,052	$28.49	52,777
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Our Audit Committee reviews and approves in advance all related person transactions.
     We did not engage in any related person transactions during the year ended December 31, 2010.
Symphony Transaction
     In October 2008, we announced a strategic collaboration with Symphony Capital Partners, L.P. (Symphony), a private-equity firm, under which Symphony agreed to provide up to $40 million in funding to support the advancement of ZYBRESTAT for oncology, ZYBRESTAT for ophthalmology and OXi4503. In connection with the collaboration, we granted Symphony ViDA, Inc., a newly-created drug development company, exclusive licenses to ZYBRESTAT for use in ophthalmologic indications and OXi4503. As part of this transaction, we maintained the exclusive purchase option, but not the obligation, to purchase all of the equity of Symphony ViDA (Purchase Option) at any time between October 2, 2009 and March 31, 2012 for an amount equal to two times the amount of capital actually invested by Holdings in Symphony ViDA, less certain amounts.
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
     We issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 675,675 shares of our common stock and warrants at a price of $22.20 per share, which was the closing price of our common stock on the NASDAQ Global Market on September 30, 2008, the day before we entered into the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, we issued to Holdings an aggregate of 180,180 shares of our common stock with a fair value of $4 million as consideration for the Purchase Option.
     On July 2, 2009, OXiGENE, Holdings and Symphony ViDA entered into a series of related agreements pursuant to which we exercised the Purchase Option under terms set forth in an amended and restated purchase option agreement (the Amended Purchase Option Agreement), and OXiGENE and Holdings also entered into an amended and restated registration rights agreement.
     We closed on the amended Purchase Option on July 20, 2009 and issued 500,000 shares of our common stock to Holdings at the closing in exchange for all of the equity of Symphony ViDA, subject to further adjustment under the rights described in the paragraph above. In addition, upon the closing of the Purchase Option, we re-acquired all of the rights to the programs, and the approximately $12,400,000 in cash held by Symphony ViDA at the time of the closing became available for use for our general corporate purposes.
     For as long as Symphony Capital LLC owns at least 10% of our common stock, it has the right to appoint two members to our Board of Directors, and has appointed Mr. Mark Kessel and Dr. Alastair Wood to serve as directors pursuant to this right. We also maintain our advisory relationships with Symphony and RRD International LLC. The Additional Funding Agreement, dated October 1, 2008, has been terminated.
Director Independence
     Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market: Tamar D. Howson, William D. Schwieterman and William N. Shiebler.
     On April 6, 2011, we filed a Current Report on Form 8-K disclosing that Roy H. Fickling resigned from our Board of Directors on March 31, 2011. Later on April 6, 2011, The Nasdaq Stock Market notified us that, as a result of Mr. Fickling’s resignation, we no longer comply with Nasdaq’s independent director requirement as set forth in The Nasdaq Listing Rules. These rules require that a majority of our Board of Directors be composed of independent directors. Pursuant to The Nasdaq Listing Rules, we have been provided a cure period until the earlier of our next annual shareholders’ meeting or March 31, 2012; or if our next annual shareholders’ meeting is held before September 27, 2011, then we must evidence compliance no later than September 27, 2011. We have indicated that we intend to comply with Nasdaq’s independent director requirements within the cure period provided by Nasdaq.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and December 31, 2009, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2010	2009
Audit fees:(1)	$334,000	$503,900
Audit related:(2)	2,000	43,500
Tax Fees:(3)	15,000	17,200
All other fees:(4)	—	—

Total	$351,000	$564,600

(1)	Audit fees consisted of audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements and statutory audits.

(2)	Audit-related fees in 2010 consisted of fees for access to technical accounting information. Audit-related fees in 2009 consisted of fees for due diligence services in connection with our attempted merger with VaxGen Inc. as well as fees for access to technical accounting information.

(3)	Tax fees consisted principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

(4)	There were no fees incurred in this category in either 2010 or 2009.

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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 16, 2011.
     (1) Financial Statements:

(2) Financial Statement Schedules:
None.
(3) Exhibits:
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated By-Laws of the Registrant.%%%

3.3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€

3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. Ω

3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated August 5, 2010. ΩΩΩ

3.8	Certificate of Amendment of Restated Certificate of Incorporation, dated February 22, 2011. αααα

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ

4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §

4.5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §

4.6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €

4.7	Form of Five-year Warrant, dated as of July 15, 2009. €€

4.8	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ

4.9	Form of Series E Warrant. ααα

10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+@

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10.4	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@

Exhibit
Number	Description
10.5	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@

10.6	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@

10.7	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@

10.8	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.9	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.10	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &

10.11	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &

10.12	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &

10.13	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@

10.14	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer and Trust Company. !!

10.15	OXiGENE 2005 Stock Plan. !!!@

10.16	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@

10.17	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@

10.18	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@

10.19	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@

10.20	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ

10.21	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §

10.22	Form of Indemnification Agreement between the Company and its Directors.§§@

10.23	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. ΩΩ@

10.24	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@

10.25	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@

10.26	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@

10.27	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@

10.28	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§

10.29	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§

10.30	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@

10.31	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@

10.32	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €

10.33	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €

10.34	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £

10.35	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE

Exhibit
Number	Description
stockholders, dated as of October 14, 2009. £

10.36	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10.37	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@

10.38	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££

10.39	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ΩΩΩΩ

10.40	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ

10.41	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ΩΩΩΩ

10.42	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. α

10.43	Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. αα

10.44	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. ααα

10.45	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. ααα

10.46	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer and Trust Company. ααα

14.1	Code of Conduct. ####

23.1	Consent of Ernst & Young LLP. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

Ω	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

ΩΩ	Incorporated by reference to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

ΩΩΩ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

α	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

αα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

ααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

αααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2011.

XX	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.
By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 2, 2011

EXHIBIT INDEX

Exhibit
Number	Description
2 .1	Agreement and Plan of Merger by and among OXiGENE, Inc., OXiGENE Merger Sub, Inc., VaxGen, Inc. and James P. Panek, as representative of VaxGen stockholders, dated as of October 14, 2009. £(1)

3 .1	Restated Certificate of Incorporation of the Registrant.*

3 .2	Amended and Restated By-Laws of the Registrant.%%%

3 .3	Certificates of Amendment of Certificate of Incorporation, dated June 21, 1995 and November 15, 1996.**

3 .4	Certificate of Amendment of Restated Certificate of Incorporation, dated July 14, 2005. !

3 .5	Certificate of Amendment of Restated Certificate of Incorporation, dated June 2, 2009.€€€

3 .6	Certificate of Amendment of Restated Certificate of Incorporation, dated February 8, 2010. Ω

3 .7	Certificate of Amendment of Restated Certificate of Incorporation, dated August 5, 2010. ΩΩΩ

3 .8	Certificate of Amendment of Restated Certificate of Incorporation, dated February 22, 2011. αααα

4 .1	Specimen Common Stock Certificate.*

4 .2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.ˆˆˆˆ

4 .3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.ˆˆˆˆ

4 .4	Form of Direct Investment Warrant, dated as of October 17, 2008. §

4 .5	Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of October 1, 2008. §

4 .6	Amended and Restated Registration Rights Agreement by and between the Company and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €

4 .7	Form of Five-year Warrant, dated as of July 15, 2009. €€

4 .8	Registration Rights Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ

4 .9	Form of Series E Warrant. ααα

10 .1	OXiGENE 1996 Stock Incentive Plan, as amended.+@

10 .2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10 .3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10 .4	Independent Contractor Agreement For Consulting Services, dated as of April 1, 2001, between Registrant and David Chaplin Consultants, Ltd. #@

Exhibit
Number	Description
10 .5	Employment Agreement, dated as of April 1, 2001, between the Registrant and Dr. David Chaplin. #@

10 .6	Restricted Stock Agreement for Employees, dated as of January 2, 2002, between the Registrant and Dr. David Chaplin. #@

10 .7	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #@

10 .8	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10 .9	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10 .10	Research and License Agreement between the Company and Baylor University, dated June 1, 1999. &

10 .11	Agreement to Amend Research and License Agreement between the Company and Baylor University, dated April 23, 2002. &

10 .12	“Addendum” to Research and License Agreement between the Company and Baylor University, dated April 14, 2003. &

10 .13	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%@

10 .14	Stockholder Rights Agreement dated as of March 24, 2005, between the Company and American Stock Transfer and Trust Company. !!

10 .15	OXiGENE 2005 Stock Plan. !!!@

10 .16	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $@

10 .17	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $@

10 .18	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $@

10 .19	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between the Registrant and David Chaplin.%%%%@

10 .20	Common Stock Purchase Agreement, dated February 19, 2008, by and between the registrant and Kingsbridge Capital Limited.ˆˆˆˆ

10 .21	Amendment No. 1 to the Stockholder Rights Agreement by and between the Company and American Stock Transfer & Trust Company, dated as of October 1, 2008. §

10 .22	Form of Indemnification Agreement between the Company and its Directors.§§@

10 .23	OXiGENE, Inc. Amended and Restated Director Compensation Policy, effective January 1, 2010. ΩΩ@

10 .24	409A Amendment to Employment Agreement by and between the Company and Dr. Chaplin, dated as of December 30, 2008. §§§§@

10 .25	409A Amendment to Employment Agreement by and between the Company and Mr. Murphy, dated as of December 30, 2008. §§§§@

10 .26	Amendment No. 2 to Employment Agreement by and between the Company and Dr. Chaplin, dated as of January 20, 2009. §§§§@

10 .27	Amendment No. 2 to Employment Agreement by and between the Company and Mr. Murphy, dated as of January 20, 2009. §§§§@

10 .28	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Company, as Tenant, dated October 10, 2008. §§§§

10 .29	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§

10 .30	Separation Agreement between OXiGENE and Dr. Walicke dated as of June 10, 2009. $$$$@

Exhibit
Number	Description
10 .31	Employment Agreement by and between the Company and Dr. Langecker, dated as of June 10, 2009. $$$$$@

10 .32	Amended and Restated Purchase Option Agreement by and among the Company, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €

10 .33	Termination Agreement by and among the Company, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €

10 .34	Form of Voting Agreement by and among OXiGENE, Inc., VaxGen, Inc. and certain VaxGen stockholders, dated as of October 14, 2009. £

10 .35	Form of Voting Agreement by and among VaxGen, Inc., OXiGENE, Inc., and certain OXiGENE stockholders, dated as of October 14, 2009. £

10 .36	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10 .37	Separation Agreement between OXiGENE, Inc. and John A. Kollins, dated as of October 28, 2009. ££@

10 .38	Amendment No. 1 to Common Stock Purchase Agreement by and between OXiGENE, Inc. and Kingsbridge Capital Limited, dated as of February 9, 2010. £££

10 .39	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Company and American Stock Transfer and Trust Company. ΩΩΩΩ

10 .40	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Company and the Buyers named therein. ΩΩΩΩ

10 .41	Voting Agreement, dated as of March 10, 2010, by and between the Company and Symphony ViDA Holdings LLC. ΩΩΩΩ

10 .42	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Company and the Investors named therein. α

10 .43	Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. αα

10 .44	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. ααα

10 .45	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. ααα

10 .46	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer and Trust Company. ααα

14 .1	Code of Conduct. ####

23 .1	Consent of Ernst & Young LLP. X

31 .1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

31 .2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

32 .1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

##	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

&&	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-106307) and any amendments thereto.

&&&&	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

!	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-126636) and any amendments thereto.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

!!!	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 11, 2005.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

%%%%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ˆˆˆˆ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 12, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

€€€	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

££	Incorporated by reference to the Registrant’s Amendment to its Current Report on Form 8-K/A, filed on November 2, 2009.

£££	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 12, 2010.

Ω	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

ΩΩ	Incorporated by reference to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

ΩΩΩ	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

α	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

αα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

ααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

αααα	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2011.

XX	Filed with this report.

(1)	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and/or exhibits have been omitted from the Agreement and Plan of Merger. OXiGENE will furnish copies of any such schedules or exhibits to the Securities and Exchange Commission upon request.