Form 10-Q
period 2011-03-31
OXIGENE INC
filed 2011-05-13
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2011, there were 9,542,035 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$4,602
Restricted cash	75	75
Prepaid expenses	553	256
Other current assets	63	75

Total current assets	3,321	5,008

Furniture and fixtures, equipment and leasehold improvements	1,512	1,512
Accumulated depreciation	(1,442)	(1,425)

	70	87

License agreements, net of accumulated amortization of $1,138 and $1,114 at March 31, 2011 and December 31, 2010, respectively	362	386
Other assets	98	86

Total assets	$3,851	$5,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$689	$458
Accrued research and development	1,509	2,125
Accrued other	588	628

Total current liabilities	2,786	3,211

Derivative liability long term	17	7,611

Total liabilities	2,803	10,822

Commitments and contingencies (Note 3)
Stockholders’ equity (deficit):

Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—

Common stock, $.01 par value, 300,000 shares authorized and 7,739 shares issued and outstanding at March 31, 2011; 300,000 shares authorized and 5,501 shares issued and outstanding at December 31, 2010	77	55
Additional paid-in capital	209,534	202,390
Accumulated deficit	(208,563)	(207,700)

Total stockholders’ equity (deficit)	1,048	(5,255)

Total liabilities and stockholders’ equity (deficit)	$3,851	$5,567

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating costs and expenses (1):
Research and development	$1,683	$4,185
General and administrative	1,385	1,703
Restructuring	—	510

Total operating costs and expenses	3,068	6,398

Loss from operations	(3,068)	(6,398)

Change in fair value of warrants and other financial instruments	2,210	(4,633)
Investment income	1	7
Other income (expense), net	(6)	(4)

Net loss	$(863)	$(11,028)

Basic and diluted net loss per share	$(0.13)	$(3.42)

Weighted-average number of common shares outstanding	6,554	3,222

(1)	Includes share based compensation expense as follows:

Research and development	$48	$35
General and administrative	109	157

Total share based compensation expense	$157	$192

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010

Operating activities:
Net loss	$(863)	$(11,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,210)	4,633
Depreciation	17	28
Amortization of license agreement	24	24
Stock-based compensation	157	192
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(285)	(29)
Accounts payable, accrued expenses and other payables	(425)	(413)

Net cash used in operating activities	(3,585)	(6,593)
Investing activities:
Change in other assets	(12)	14

Net cash provided (used) by investing activities	(12)	14
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	1,625	6,655
Proceeds from exercise of employee stock plans	—	6

Net cash provided by financing activities	1,625	6,661

(Decrease) increase in cash and cash equivalents	(1,972)	82

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$2,630	$14,014

Non-cash Disclosures:

Fair market value of stock issued in exchange for warrants	$5,381	$—
Fair market value reclassification of CEFF warrants to equity in connection with warrant exchange	$3	$—
Fair market value of private placement warrants at issuance	$—	$11,868
Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$—	$103
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for OXiGENE, Inc. (the “Company”) for the year ended December 31, 2010, which can be found at www.oxigene.com. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph.
     In 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights.
     During the three months ended March 31, 2011, the Company sold approximately 677,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $1,625,000. From April 1, 2011 through May 2, 2011, the Company sold approximately 1,799,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,000,000. With the sale of shares under the ATM in April and May 2011, the Company has sold the maximum amount allowed under its prospectus supplement to Form S-3 dated January 31, 2011. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
     Including the net proceeds from the sale of shares under the ATM sales agreement in April and May 2011 described above, the Company expects that its financial resources will be sufficient to fund its operations through August of 2011. OXiGENE’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, may be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. This uncertainty creates doubt about the Company’s ability to continue as a going concern.
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
     As of March 31, 2011 and December 31, 2010, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “ Warrants”, which are valued using level 3 inputs. As of March 31, 2011 and December 31, 2010, OXiGENE held $2,705,000 and $4,677,000 in cash, cash equivalents and restricted cash, respectively. The Company has adopted the fair value standards as it relates to the non-recurring fair value measurements, such as the assessment of other long-lived assets for impairment.
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
Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock
     The Company evaluates all derivative financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment. The Company performs a number of steps to evaluate the features of the instrument against the guidance provided in the accounting pronouncements in order to determine the appropriate accounting treatment. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In the majority of circumstances, the Company utilizes the Black Scholes method to determine the fair value of its derivative financial instruments. In some cases, where appropriate, the Company utilizes the Binomial method or other appropriate methods to determine the fair value of such derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. Changes in fair value are recorded as a gain or loss in the Company’s Statement of Operations with the corresponding amount recorded as an adjustment to liability on its Balance Sheet. The expected volatility factor, in particular, is subject to significant variability from measurement period to measurement period and can result in large gains or losses from period to period.
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

     The Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, OXiGENE performs a historical analysis of option awards that were forfeited prior to vesting, and ultimately records total stock option expense that reflects this estimated forfeiture rate. In the Company’s calculation, it segregates participants into two distinct groups, (1) directors and officers and (2) employees, and OXiGENE’s applies estimated forfeiture rates using the Straight Line method. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary.
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
     Property and equipment consisted of the following at the dates indicated below:

	March 31, 2011	December 31, 2010
	(in thousands)

Leasehold improvements	$449	$449
Equipment	647	647
Furniture and fixtures	416	416

Total gross assets	1,512	1,512
Less accumulated depreciation	(1,442)	(1,425)

Total property and equipment	$70	$87

3. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through March 31, 2011, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.
     The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at March 31, 2011 and December 31, 2010, was approximately $362,000 and $386,000, respectively. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

4. Stockholders’ Equity (Deficit), Common and Preferred Shares
     The Company had 300,000,000 shares of common stock authorized as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 the Company had approximately 7,739,000 shares of common stock issued and outstanding.
     In July 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV, if any, are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the three months ended March 31, 2011, the Company sold approximately 677,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $1,625,000. From April 1, 2011 through May 2, 2011, the Company sold approximately 1,799,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,000,000. With the sale of shares under the ATM in April and May 2011, the Company has sold the maximum amount allowed under its prospectus supplement to Form S-3 dated January 31, 2011. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
     Reverse Stock Split
     In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share values discussed and shown in the consolidated financial statements prior to this date have been adjusted to reflect the effect of this reverse stock split.
     Warrant Exchange Agreements
     On January 18, 2011, OXiGENE, entered into separate Warrant Exchange Agreements (Private Placement Warrant Exchange) with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011. As a result, there were no Series A, Series C or Series E warrants outstanding as of March 31, 2011. Similar to the Series A and Series C warrants, the Series E Warrants were classified as a liability during the period that they were outstanding.
     In connection with the warrant exchange, the Company also amended its Stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of March 24, 2005, as amended as of October 1, 2008, October 14, 2009 and March 10, 2010, to provide that the provisions of the Stockholder Rights Agreement shall not apply to the transactions contemplated by the Warrant Exchange Agreements.
     The following table summarizes the number of shares of common stock of the Company issued and the proceeds received during the three month period ended March 31, 2011:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(in thousands)

Director fees	8	$—
ATM	677	1,625
Private Placement Warrant Exchange	1,554	—

Totals	2,239	$1,625

     Share issuances to our directors under the Director Compensation policy are described below. The shares issued in connection with the Private Placement Warrant Exchange during the three month period ended March 31, 2011 relate to the Warrant Exchange Agreements described above.
Warrants, Options, Non-Vested Stock, 2009 ESPP and Director Compensation Policy
     Warrants
     The following is a summary of the Company’s warrant-related Derivative liability activity for the three months ended March 31, 2011 (in thousands):

Derivative liability outstanding at December 31, 2010	$7,611
Impact of warrant exchange agreements	(6,071)
CEFF warrants — amounts reclassified to equity	(3)
Net decrease in fair value of all warrants	(1,520)

Derivative liability outstanding at March 31, 2011	$17

     The table below summarizes the value (in thousands) of the warrant-related derivative liabilities recorded on the Company’s balance sheet:

	As of March 31, 2011	As of December 31, 2010
Warrants Issued in Connection with:	Long-term	Long-term
Committed Equity Financing Facility	$—	$6
Direct Registration Series I Warrants	17	107
Private Placement Series A Warrants	—	4,143
Private Placement Series C Warrants	—	3,355

Total derivative liability	$17	$7,611

The gain (loss) from the change in fair value of warrants and other financial instruments for the three months ended March 31, 2011, and 2010 is summarized below (in thousands):

	Three months ended March 31,
	2011	2010
Committed Equity Financing Facility Warrants	$3	$2
Direct Registration Warrants	90	225
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,433)
Gain recognized in connection with warrant exchange agreements	690	—
Private Placement Warrants	1,427	(427)

Total gain (loss) on change in fair market value of derivatives	$2,210	$(4,633)

     The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2011 and December 31, 2010:

			Number of Warrants outstanding as of:
		Weighted Average	(in thousands)
Warrants Issued in Connection with:	Date of Issue	Exercise Price	March 31, 2011	December 31, 2010
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141
Private Placement Series A Warrants	March 11, 2010	$5.60	—	1,536
Private Placement Series C Warrants	March 11, 2010	$5.60	—	1,229

Total Warrants outstanding			154	2,919

     Note that as of December 31, 2010, the Committed Equity Financing Facility warrants were accounted for as a liability. Effective with the PIPE Warrant exchange agreement, these warrants have been reclassified as equity. See full discussion below regarding warrant activity during the three month period ended March 31, 2011.
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
     As of December 31, 2010, all Series B and D warrants had either been exercised or expired.
     On January 18, 2011, OXiGENE, entered into separate Warrant Exchange Agreements with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The Series E Warrants were accounted for as a liability from the date of issuance to the date of exchange, all of which occurred during the three month period ended March 31, 2011. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011. The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series E warrants qualify for treatment as a liability during the period that they were outstanding due to provisions of the related warrant agreement that allow for the warrants to be net settled in shares of the Company’s common stock under certain circumstances as described in the agreement. As a result, there were no Series A, Series C or Series E warrants outstanding as of March 31, 2011.
     On January 20, 2011, the date of the initial closing, the Company marked the existing Series A and C warrants to market at a combined fair value of $6,633,000. These warrants were exchanged for Series E warrants, valued at $1,555,000, and shares of common stock valued at $4,388,000. The difference between these items was recorded as a gain on the transaction of $690,000. On the date of the subsequent closing, the fair value of the Series E warrants was equal to the value of the 457,544 shares of common stock issued in the exchange, and therefore there was no gain or loss on the transaction.
     The table below summarizes the factors used to determine the value of the Series A and C warrants outstanding during the three month period ended March 31, 2011. The Company established the fair value of the Series A, and C warrants using the Black-Scholes option valuation model:

Warrant Valuation on date of Warrant Exchange
January 19, 2011

			Total Fair
	Series A	Series C	Market Value

Stock Price	$4.32	$4.32
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.1 years	4.5 years
Expected volatility	82%	79%
Risk-free interest rate	1.53%	1.68%

Fair market value (in thousands)	$3,663	$2,970	$6,633

Warrant Valuation as of
December 31, 2010

			Total Fair
	Series A	Series C	Market Value

Stock Price	$4.60	$4.60
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.2 years	4.5 years
Expected volatility	81%	80%
Risk-free interest rate	2.01%	2.01%

Fair market value (in thousands)	$4,143	$3,355	$7,498

     Management determined the fair value of the Series E Warrants on the date of the initial closing to be $1,555,000. This fair value was estimated based upon the $4.00 per share fair value of the 457,544 shares of common stock expected to be exchanged for the Series E Warrants upon shareholder approval adjusted for a 15% discount for lack of marketability which existed until the expected shareholder vote. Management determined the fair value of the Series E warrants on the date of the subsequent closing to be $993,000. This fair value was estimated based upon the $2.17 per share fair value of the 457,544 shares of common stock exchanged for the Series E Warrants.
     Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period.
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 12,500 shares of its common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of March 31, 2011, there remain a total of 253,671 shares available for sale under the CEFF.
     Due to the initially indeterminate number of shares of common stock underlying the warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE concluded that the CEFF warrants should be recorded as a liability effective with the date of the private placement. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement to the reporting date were recorded as a gain or loss in “Change in fair value of warrants and other financial instruments” in the Statement of Operations. Effective with the warrant exchange agreement executed in January 2011 in connection with the March 2010 private placement as described above, the number of shares underlying the warrants issued in connection with the Company’s private placement was no longer indeterminable, and the CEFF warrants were reclassified to equity. The Company revalued these warrants on the effective date of the exchange and recorded the gain in the statement of operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

	Warrant Valuation as of:
	Date of Warrant
	Exchange
	January 19, 2011	December 31, 2010

Stock Price	$4.32	$4.60
Exercise Price	$54.80	$54.80
Contractual life (in Years)	2.6 years	2.6 years
Expected volatility	87%	96%
Risk-free interest rate	0.82%	1.02%

Fair market value (in thousands)	$3	$6

     Direct Registration Warrants
     On July 20, 2009, OXiGENE raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 312,500 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant (“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $42.00 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $32.00 per share of common stock (the “Units”). The short-term warrants expired on September 24, 2010 consistent with the terms of the warrant, without being exercised.
     OXiGENE determined that the Direct Registration Series I warrant should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance and are revalued at each subsequent reporting date.
     The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Series I Warrant Valuation as of:
	March 31, 2011	December 31, 2010
	Series I	Series I

Stock Price	$1.76	$4.60
Exercise Price	$42.00	$42.00
Contractual life (in Years)	3.3 years	3.6 years
Expected volatility	91%	86%
Risk-free interest rate	1.29%	1.02%

Fair market value (in thousands)	$17	$107

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
     The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the three-month period ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2010	326	$28.39	8.63
Granted	—
Exercised	—
Forfeited and expired	(13)	$17.79

Options outstanding at March 31, 2011	313	$28.92	8.28

Option exercisable at March 31, 2011	104	$48.10	6.79

Options vested or expected to vest at March 31, 2011	184	$35.03	7.78
     During the three months ended March 31, 2011, 1,000 options expired. As of March 31, 2011 there was approximately $790,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.7 years.
     No stock options were granted during the three month periods ended March 31, 2011 and 2010.
     Non-Vested Restricted Stock
     As of March 31, 2011, the Company had 500 shares of non-vested restricted common stock outstanding, issued at a grant price of $81.80.
     The Company recorded contra expense of approximately $6,000 during the three month period ended March 31, 2011 and expense of approximately $10,000 during the three months ended March 31, 2010 related to outstanding restricted stock awards. The 500 shares of unvested restricted common stock at March 31, 2011 will vest in June 2011. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense is being recognized on a straight -line basis over the 4 year vesting period of the awards.
Employee Stock Purchase Plan (2009 ESPP)
     In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 125,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for the three month periods ended March 31, 2011 and 2010 of approximately $1,000 and $2,000, respectively. Pursuant to the 2009 ESPP plan provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 25,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
Director Compensation Policy
     In December 2009, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. As a result of this plan, each of the Company’s non-employee Directors are granted 1,250 fully vested shares of common stock on both January 2 and July 1 of each year they are a director. The Company recorded expense for the three month periods ended March 31, 2011 and 2010, of $35,000 and $100,000, respectively for these shares.

5. Agreements
     In July 2010, the Company entered into an “at the market” equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights
6. Net Loss Per Share
     Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXiGENE shares of common stock by the weighted-average number of common shares outstanding. All of the Company’s common stock equivalents are anti-dilutive for all periods in which the Company has reported a net loss. Accordingly, common stock equivalents of approximately 466,000 and 1,366,000 at March 31, 2011 and 2010, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
7. Subsequent Event
     From April 1, 2011 through May 2, 2011, the Company sold approximately 1,799,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,000,000.
     The Company did not have any other material recognizable or unrecognizable subsequent events that occurred after March 31, 2011 up through the date the Company issued these financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2011 and 2010 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2010, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We expect cash on hand, plus the proceeds of our at-the-market equity offering sales agreement received in April and May as described in this Quarterly Report on Form 10-Q, to fund our operations through August 2011. If we are unable to access additional funds when needed, we will not be able to continue the development of our product candidates and could be required to delay, scale back or eliminate some or all of our development programs and other operations. Such funding may not be available to us on acceptable terms, or at all. If we fail to secure financing before the end of August 2011, we would be forced to cease all of our clinical and other activities. Please see “Liquidity and Capital Resources” below for a more detailed discussion of our liquidity. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph.

     ZYBRESTAT for Oncology
     We are currently pursuing the development of ZYBRESTAT, a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within tumors, also referred to as vascular disruption. ZYBRESTAT selectively targets the existing abnormal vasculature found specifically in most solid tumors and causes endothelial cells in that vasculature to become round and block the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types. Currently, we are pursuing clinical trials of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC), non-small cell lung cancer (NSCLC) and ovarian cancer.
FACT (fosbretabulin in anaplastic cancer of the thyroid) trial — Phase 2/3 study with ZYBRESTAT in anaplastic thyroid cancer (ATC)
     In earlier Phase 1 studies of ZYBRESTAT in ATC, clinical investigators observed several objective responses in treatment with ZYBRESTAT, including a complete response lasting more than 13 years, in patients with ATC. A subsequent Phase 2 study in 26 ATC patients showed a 23% rate of one year survival in a disease where median expected survival of patients is approximately 3-4 months from the time of diagnosis and fewer than 10% of patients are typically alive at one year.
     Based on this encouraging data, we completed a Special Protocol Assessment, or SPA, process with the U.S. Food and Drug Administration, or FDA, in 2007, for a Phase 2/3 study, which we refer to as the FACT trial, in which ZYBRESTAT was to be evaluated in 180 patients as a potential treatment for ATC. ATC is a highly aggressive and lethal malignancy for which there are currently no approved therapeutics and extremely limited treatment options.
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
     The FACT trial began enrolling patients in 2007. A total of 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and the SPA. Due to the rarity of the disease and the fact that most of the patients screened for the study either died or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting us, in February 2010, we chose to continue to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC in accordance with the SPA, but to stop further enrollment. Initial data from this trial was presented at both the 14th International Thyroid Congress on September 12, 2010 in Paris, France and the 35th European Society of Medical Oncology Congress on October 11, 2010 in Milan, Italy. At these meetings, we reported data suggesting a one-month benefit in overall survival in patients receiving ZYBRESTAT in combination with chemotherapy. Of particular note was the fact that the one year survival rate was more than doubled from 9% to 23% for patients receiving chemotherapy plus ZYBRESTAT. The additional data we presented in October also included some pre-defined subgroup analyses that confirmed the overall survival benefit initially observed, and also indicated that ZYBRESTAT improved the survival of patients with the most advanced stages of the disease, as well as patients who had been heavily pretreated with surgery, radiation or chemotherapy. We expect to present data from an additional event-driven survival analysis among the 80 enrolled patients at the American Society of Clinical Oncology (ASCO) conference in June 2011.
     The FDA has been informed that enrollment in this study was halted at 80 patients and that we expected that the SPA would no longer be applicable. The orphan drug status and the expedited review designations have not been affected by the halted enrollment in the Phase 2/3 study. On March 16, 2011, we met with the FDA to discuss the results of this study and a potential path forward. The FDA indicated at the meeting that the data from the FACT trial are suggestive of possible clinical activity that may warrant continued development, and that to seek regulatory approval, we should plan to conduct an additional clinical trial with a survival endpoint. The FDA also confirmed that, as we expected, the SPA that had been agreed upon at the start of the study is no longer in effect.
     FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase 2 study with ZYBRESTAT in non-small cell lung cancer
     We are currently evaluating ZYBRESTAT in a 63-patient, randomized, controlled Phase 2 clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of the study, in which they receive ZYBRESTAT (CA4P) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and bevacizumab, a drug that interferes with blood vessel growth, or angiogenics, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. We believe that this study will suggest a benefit of ZYBRESTAT in NSCLC therapy. We further believe these data could be used to design a pivotal registration program with ZYBRESTAT in NSCLC and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act by selectively inhibiting a particular blood vessel growth path, namely, the vascular endothelial growth factor, or VEGF, pathway.
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
     ZYBRESTAT in ovarian cancer
     On June 1, 2009, we reported positive final data from an investigator-sponsored Phase 2 study of ZYBRESTAT and carboplatin plus paclitaxel chemotherapy in patients with platinum-resistant ovarian cancer at the 2009 ASCO Annual Meeting. Of 44 patients enrolled in the study, 11 (25%) had confirmed partial responses as determined by the Gynecologic Cancer Inter Group (GCIG) response criteria, i.e., response by tumor imaging (RECIST) and/or ovarian cancer biomarker (CA-125) criteria. An additional 4 patients had unconfirmed partial responses, and stable disease responses were reported in an additional 16 patients. The combination regimen of ZYBRESTAT and carboplatin plus paclitaxel chemotherapy was observed to be well-tolerated with approximately half of the patients completing all 6 cycles of therapy.
     Based on the results of this Phase 2, single-arm, two-stage study, in February 2011, we announced that we have entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in up to 110 patients with relapsed, platinum-sensitive ovarian cancer. Under the terms of the agreement, we will provide ZYBRESTAT to NCI for an NCI-sponsored study conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. We anticipate that investigators will initiate enrollment in this Phase 2 study in the first half of 2011. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.
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
     We believe these areas for potential further development collectively represent a significant unmet medical need and thus a significant potential commercial market opportunity that includes cancers of the thyroid, ovary, kidney, liver, head and neck, breast, lung, skin, brain, colon and rectum. Further development of our ongoing clinical trials will depend on continuing analysis and results of these ongoing clinical studies and our cash resources at that time.
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
     Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against acute myelogenous leukemia (AML) in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or myelodysplastic syndrome (MDS) in May of 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available as early as the first half of 2012.
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
Results of Operations
Three Months Ended March 31, 2011 and 2010
Revenue
     We reported no licensing revenue for the three months ended March 31, 2011 and 2010. Our only current source of revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended March 31,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%

Research and development	$1,683	55%	$4,185	65%	$(2,502)	-60%
General and administrative	1,385	45%	1,703	27%	(318)	-19%
Restructuring			510	8%	(510)	-100%

Total operating expenses	$3,068	100%	$6,398	100%	$(3,331)	-52%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended March 31,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

External services	$859	51%	$2,787	66%	$(1,928)	-69%
Employee compensation and related	637	38%	1,164	28%	(527)	-45%
Employee stock-based compensation	48	3%	35	1%	13	37%
Other	139	8%	199	5%	(60)	-30%

Total research and development	$1,683	100%	$4,185	100%	$(2,502)	-60%

     The reduction in external services expenses for the quarter ended March 31, 2011 compared to the same three month period in 2010 is primarily attributable to a reduction in spending on our ZYBRESTAT for Oncology program of approximately $2,000,000. This reduction is primarily attributable to lower costs on our ATC study for the comparable periods in connection with our decision to discontinue further recruitment of patients into this study in February 2010. In addition, we experienced reductions in expenses for both our OXi4503 and ZYBRESTAT for Ophthalmology programs for the comparable periods, primarily related to our decision in February 2010 to scale back efforts in some of our projects in these areas as well.
     The reduction in employee compensation and related expenses for the quarter ended March 31, 2011 compared to the same three month period of 2010 is due to a 43% reduction in our average full time equivalents for the comparable periods. In February 2010 we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
     The reduction in other expenses for the quarter ended March 31, 2011 compared to the same three month period of 2010 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable periods.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended March 31,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$489	36%	$617	36%	$(128)	-21%
Employee stock-based compensation	74	5%	57	3%	17	30%
Consulting and professional services	558	40%	772	45%	(214)	-28%
Other	264	19%	257	16%	7	3%

Total general and administrative	$1,385	100%	$1,703	100%	$(318)	-19%

     The reduction in employee compensation and related expenses for the quarter ended March 31, 2011 compared to the same three month period of 2010 is due to a reduction in our average full time equivalents for the comparable periods of 25%. In February 2010 we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
     The reduction in consulting and professional services expenses for the quarter ended March 31, 2011 compared to the same three month period of 2010 is primarily due to a one time cost incurred in the first quarter of 2010 in our attempt to acquire VaxGen Inc and due to lower non-cash expense for director fees.
Restructuring Plan
     In February 2010, we announced a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. We incurred a charge of $510,000 in connection with this restructuring. Key aspects of the restructuring and its effects on our current clinical trials were as follows:

•	We continue to advance our Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with updated safety and efficacy results anticipated for presentation at the upcoming American Society of Clinical Oncology (ASCO) meeting in June 2011.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but have continued to treat and follow all patients who enrolled in the study. This approach has optimized our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization in 2010 and beyond.

•	We discontinued enrolling patients in our OXi4503 Phase 1b trial in patients with hepatic tumors. We are evaluating the results received to date.

•	We discontinued enrollment in our Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following these analyses and additional review by our management and board of directors.

•	In addition, we reduced our workforce by 20 employees or approximately 49%.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the three month periods ended March 31, 2011 and 2010, in thousands:

	Three months ended March 31,
	2011	2010

Change in fair value of warrants and other financial instruments	$2,210	$(4,633)
Investment income	1	7
Other expense, net	(6)	(4)

Total	$2,205	$(4,630)

     We recorded an unrealized (non cash) gain in 2011 and loss in 2010 as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings of our common stock as discussed in the Warrants section of Note 4 to the financial statements.
     The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended March 31, 2011 and 2010, in thousands.

	Three months ended March 31,
	2011	2010

Committed Equity Financing Facility Warrants	$3	$2
Direct Registration Warrants	90	225
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,433)
Gain recognized in connection with warrant exchange agreements	690	—
Private Placement Warrants	1,427	(427)

Total gain (loss) on change in fair market value of derivatives	$2,210	$(4,633)

     Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2011, we had an accumulated deficit of approximately $208,563,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $2,705,000 at March 31, 2011.
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three months ended March 31,
	2011	2010

Operating activities:

Net loss	$(863)	$(11,028)
Non-cash adjustments to net loss	(2,012)	4,877
Changes in operating assets and liabilities	(710)	(442)

Net cash used in operating activities	(3,585)	(6,593)

Investing activities:

Chang in other assets	(12)	14

Net cash (used in) provided by investing activities	(12)	14

Financing activities:

Proceeds from issuance of common stock	1,625	6,661

Net cash provided by financing activities	1,625	6,661

(Decrease) increase in cash and cash equivalents	(1,972)	82

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$2,630	$14,014

     Non-cash adjustments to net loss in the three month period ended March 31, 2011 consist primarily of a gain from a change in the fair value of warrants and other financial instruments of $2,210,000, offset in part by stock compensation expense of $157,000 related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $425,000 and an increase in prepaid expenses and other current assets of $285,000. Net cash provided by financing activities for the three month period ended March 31, 2011 is primarily attributable to the sale of common stock under our “at the market” equity financing facility discussed below.
     In February 2010, we announced a restructuring of our clinical development programs. This restructuring plan is designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. As a part of this restructuring we stopped further enrollment in our Phase 2/3 anaplastic thyroid cancer clinical trial (FACT) and reduced our work force by approximately 49% (20 employees). Further development of our ongoing clinical trials will depend on upcoming analysis and results of these ongoing clinical studies and our cash resources at that time.
     This re-alignment of priorities in clinical programs together with the reduction in force has resulted in a reduction in the cash required to operate our business by almost 50% on a quarterly basis from the average $6,500,000 per quarter we experienced in the first half of 2010. We expect the continued reduction in our cash utilization from operations over the course of 2011 as our current clinical projects reach completion.

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
     We determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series A, B, and C warrants qualify for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that we issue additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. We also determined that, in accordance with ASC 815, Derivatives and Hedging, the Series D Warrants meet the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants of $11,868,000 was recorded as a liability. The approximately $4,433,000 excess of the fair value of the liability recorded for these warrants over the net proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants and other financial instruments” within the Statement of Operations. Changes in the fair market value from the date of issuance to the exercise date and reporting date, until exercised or cancelled will be recorded as a gain or loss in the statement of operations.
     On January 18, 2011, we, entered into separate Warrant Exchange Agreements with each of the holders of warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, we agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The Series E Warrants were accounted for as a liability from the date of issuance to the date of exchange, all of which occurred during the three month period ended March 31, 2011. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011.
     In July 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. We have also provided MLV with customary indemnification rights.
     During the three months ended March 31, 2011, we sold 677,000 shares of common stock pursuant to the sales agreement resulting in net proceeds to us of approximately $1,625,000. From April 1, 2011 through May 2, 2011, we sold approximately

1,799,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $3,000,000. With the sale of shares under the ATM in April and May 2011, we have sold the maximum amount allowed under our prospectus supplement to Form S-3 dated January 31, 2011. No assurance can be given that we will sell any additional shares under the ATM sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.
     We will need to access additional funds to remain a going concern beyond August 2011. Including net proceeds from the sale of shares in April and May 2011 under the ATM sales agreement described above, we expect that our financial resources will be sufficient to fund our operations through August of 2011. We are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. If we are unable to access additional funds when needed, we would not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. This uncertainty creates doubt about our ability to continue as a going concern.
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
     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our notes to the financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2011, we did not hold any derivative financial instruments. As of March 31, 2011 we do not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     Other than as set forth below, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
     Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies, the cost, timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials.
     In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our cash resources at that time.
     We expect cash on hand to fund our operations through August 2011. In order to remain a going concern beyond August 2011, we will require significant funding. Additional funds to finance our operations may not be available on terms that we deem acceptable, or at all. If we fail to secure financing before the end of August 2011, we would be forced to cease all of our clinical and other activities.

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
     If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. These conditions raise substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph.
We face the potential delisting of our common stock from the NASDAQ Capital Market due to the uncertainty of our ability to achieve compliance with certain continued listing requirements by June 13, 2011 . If we are unable to meet these requirements, we could be required to list our common stock in the over-the-counter market, which could make obtaining future financing more difficult.
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
     On March 1, 2011, a NASDAQ Stock Market Hearings Panel advised us of its decision to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market and continue our listing on that market, provided that we regain compliance by June 13, 2011 with all continued listing standards of The NASDAQ Capital Market and have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. This compliance deadline represents the full extent of the NASDAQ Stock Market Hearing Panel’s authority to grant an exception and allow the continued listing of our common stock while we remain deficient with respect to the continued listing standards. Should we be unable to timely regain compliance with NASDAQ’s continued listing standards by June 13, 2011, the Hearings Panel indicated it will issue a final determination to delist our common stock and suspend trading of our common stock on The NASDAQ Stock Market, to be effective on the second business day from the date of the final determination. On March 10, 2011, NASDAQ notified us that we regained compliance with the minimum $1.00 per share closing bid price requirement for continued listing. We must also regain compliance with the $35,000,000 minimum market value of listed securities requirement or the minimum $2,500,000 stockholders’ equity requirement prior to June 13, 2011 or our common stock will be delisted from the NASDAQ Capital Market.
     On April 6, 2011, we received written notification from NASDAQ that, as a result of Roy H. Fickling’s resignation from our board of directors, we no longer comply with NASDAQ’s independent director and audit committee requirements as set forth in NASDAQ Listing Rules 5605(b)(1) and 5605(c)(2), respectively. The NASDAQ Listing Rules require that a majority of our board of directors be composed of independent directors and that the audit committee of the board of directors be composed of at least three independent directors. Pursuant to NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), we have been provided with a cure period in order to regain compliance as follows: until the earlier of our next annual shareholders’ meeting or March 31, 2012; or if the next annual shareholders’ meeting is held before September 27, 2011, then we must evidence compliance no later than September 27, 2011. The nominating and governance committee of our board is currently evaluating potential candidates to fill the vacancy on our board of directors and is assessing the composition of its audit committee.
     We cannot be sure that we will be able to timely regain compliance with The NASDAQ Stock Market’s listing standards. Neither can we be sure that we will comply with the requirements for continued listing of our common shares on The NASDAQ Capital Market in the future. If our common shares lose their status on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated February 22, 2011. (1)

4.1	Form of Series E Warrant. (2)

10.1	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. (2)

10.2	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. (2)

10.3	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC. (2)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: May 13, 2011	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 13, 2011	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated February 22, 2011. (1)

4.1	Form of Series E Warrant. (2)

10.1	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Company and each Investor named therein. (2)

10.2	Form of Voting Agreement, dated as of January 18, 2011, by and between the Company and each of its directors, executive officers and Symphony ViDA Holdings LLC. (2)

10.3	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC. (2)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.