Form 10-Q
period 2011-06-30
OXIGENE INC
filed 2011-08-12
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2011, there were 14,355,329 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,460	$4,602
Restricted cash	40	75
Prepaid expenses	396	256
Other current assets	86	75

Total current assets	8,982	5,008
Furniture and fixtures, equipment and leasehold improvements	836	1,512
Accumulated depreciation	(781)	(1,425)

	55	87

License agreements, net of accumulated amortization of $1,163 and $1,114 at June 30, 2011 and December 31, 2010, respectively	337	386
Other assets	86	86

Total assets	$9,460	$5,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$440	$458
Accrued research and development	1,169	2,125
Accrued other	581	628

Total current liabilities	2,190	3,211

Derivative liability long term	48	7,611

Total liabilities	2,238	10,822

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 300,000 shares authorized and 11,687 shares issued and outstanding at June 30, 2011; 300,000 shares authorized and 5,501 shares issued and outstanding at December 31, 2010	117	55
Additional paid-in capital	218,600	202,390
Accumulated deficit	(211,495)	(207,700)

Total stockholders’ equity (deficit)	7,222	(5,255)

Total liabilities and stockholders’ equity (deficit)	$9,460	$5,567

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating costs and expenses(1) :
Research and development	$1,499	$3,348	$3,182	$7,533
General and administrative	1,401	1,678	2,786	3,381
Restructuring	—	—	—	510

Total operating costs and expenses	2,900	5,026	5,968	11,424

Loss from operations	(2,900)	(5,026)	(5,968)	(11,424)
Change in fair value of warrants and other financial instruments	(31)	7,539	2,179	2,906
Investment income	1	4	2	11
Other (expense) income, net	(2)	20	(8)	16

Net (loss) income	$(2,932)	$2,537	$(3,795)	$(8,491)

Basic and diluted net (loss) income per share	$(0.32)	$0.73	$(0.49)	$(2.54)

Weighted-average number of common shares outstanding — Basic and diluted	9,110	3,477	7,820	3,348

(1) Includes share based compensation expense as follows:

Research and development	$118	$13	$166	$47
General and administrative	211	270	$320	$427

Total share based compensation expense	$329	$283	$486	$474

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Six months ended June 30,
Operating activities:	2011	2010
Net loss	$(3,795)	$(8,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,179)	(2,906)
Depreciation	32	55
Amortization of license agreement	49	49
Stock-based compensation	486	474
Changes in operating assets and liabilities:
Restricted cash	35	65
Prepaid expenses and other current assets	(151)	46
Accounts payable, accrued expenses and other payables	(1,015)	(2,700)

Net cash used in operating activities	(6,538)	(13,408)
Investing activities:
Changes in other assets	—	38

Net cash provided by investing activities	—	38
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	10,396	6,652
Proceeds from exercise of employee stock plans	—	23

Net cash provided by financing activities	10,396	6,675

(Decrease) increase in cash and cash equivalents	3,858	(6,695)

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$8,460	$7,237

Non- cash Disclosures:

Fair market value of stock issued in exchange for warrants	$5,381	$—
Fair market value reclassification of CEFF warrants to equity in connection with warrant exchange	$3	$—
Fair market value of private placement warrants at issuance	$—	$11,868
Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$—	$103
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
     In 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company has paid MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights.
     During the six months ended June 30, 2011, the Company sold approximately 4,623,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $10,396,000. From July 1, 2011 through August 5, 2011, the Company sold approximately 2,665,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $6,032,000. On July 8, 2011, the Company filed a prospectus supplement to Form S-3 with the SEC which allows it to offer shares of its common stock having an aggregate offering price of up to $3,100,000 pursuant to the ATM sales agreement. With the sale of shares under the ATM through August 5, 2011, there remains a total of approximately $751,000 in net proceeds of the maximum amount allowed under the Company’s prospectus supplement to Form S-3 dated July 8, 2011. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
     Together with the net proceeds received in the third quarter 2011 through August 5, 2011 under the July 2011 prospectus supplement and as a result of its expectation that its operating and investing cash outflows will continue to decline, the Company expects that its cash resources will be sufficient to fund its operations through the end of fiscal 2012, however, OXiGENE’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, will likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If the Company is unable to access additional funds in the future, it is likely that the Company’s 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
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
     As of June 30, 2011 and December 31, 2010, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in "Warrants”, which are valued using level 3 inputs. As of June 30, 2011 and December 31, 2010, OXiGENE held $8,500,000 and $4,677,000 in cash, cash equivalents and restricted cash, respectively. The Company has adopted the fair value standard as it relates to the non-recurring fair value measurements, such as the assessment of other long-lived assets for impairment.
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
Stock-based Compensation
     The Company expenses the estimated fair value of all share-based payments issued to employees over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”) that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”).
     The Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Accordingly, OXiGENE performs a historical analysis of option awards that were forfeited prior to vesting, and ultimately records total stock option expense that reflects this estimated forfeiture rate. In the Company’s calculation, it segregates participants into two distinct groups, (1) directors and officers and (2) employees, and OXiGENE applies estimated forfeiture rates using the Straight Line method. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary.
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
2. Furniture and Fixtures, Equipment and Leasehold Improvements
     Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years. During the second quarter of 2011, $676,000 in fully depreciated assets, primarily consisting of leasehold improvements which were no longer in use, have been written off.
Property and equipment consisted of the following at the dates indicated below:

	June 30, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$25	$449

Equipment	598	647

Furniture and fixtures	213	416

Total gross assets	836	1,512

Less accumulated depreciation	(781)	(1,425)

Total property and equipment	$55	$87

3. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through June 30, 2011, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

     The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at June 30, 2011 and December 31, 2010, was approximately $337,000 and $386,000, respectively. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses have occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.
4. Stockholders’ Equity (Deficit), Common and Preferred Shares
     The Company had 300,000,000 shares of common stock authorized as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Company had approximately 11,687,000 shares of common stock issued and outstanding.
     In July 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company has paid MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights. During the six months ended June 30, 2011, the Company sold approximately 4,623,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $10,396,000. From July 1, 2011 through August 5, 2011, the Company sold approximately 2,665,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $6,032,000. Under our current prospectus supplement to Form S-3 dated July 8, 2011, there remains approximately $751,000 in net proceeds available to be sold under the ATM arrangement. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
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
     Warrant Exchange Agreements
     On January 18, 2011, OXiGENE entered into separate Warrant Exchange Agreements (Private Placement Warrant Exchange) with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following a stockholder meeting on March 18, 2011. As a result, there were no Series A, Series C or Series E warrants outstanding as of the subsequent closing date nor for any period thereafter. Similar to the Series A and Series C warrants, the Series E Warrants were classified as a liability during the period that they were outstanding.
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
     The following table summarizes the number of shares of common stock of the Company issued and the proceeds received during the six month period ended June 30, 2011:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(in thousands)
Director fees	8	$—

ATM	4,623	10,396

Private Placement Warrant Exchange	1,554	—

Other	1	—

Totals	6,186	$10,396

     Share issuances to our directors under the Director Compensation policy are described below. The shares issued in connection with the Private Placement Warrant Exchange during the six month period ended June 30, 2011 relate to the Warrant Exchange Agreements described above.
Warrants, Options, Non-Vested Stock, 2009 ESPP and Director Compensation Policy
     Warrants
     The following is a summary of the Company’s warrant-related derivative liability activity for the six months ended June 30, 2011 (in thousands):

(In thousands)
Derivative liability outstanding at December 31, 2010	$7,611

Impact of warrant exchange agreements	(6,071)

CEFF warrants — amounts reclassified to equity	(3)

Net decrease in fair value of all warrants	(1,489)

Derivative liability outstanding at June 30, 2011	$48

     The table below summarizes the value of the warrant-related derivative liabilities recorded on the Company’s balance sheet (in thousands):

	As of June 30, 2011	As of December 31, 2010
Warrants Issued in Connection with:	Long-term	Long-term
Committed Equity Financing Facility	$—	$6

Direct Registration Series I Warrants	48	107

Private Placement Series A Warrants	—	4,143

Private Placement Series C Warrants	—	3,355

Total derivative liability	$48	$7,611

The gain (loss) from the change in fair value of warrants and other financial instruments for the three and six month periods ended June 30, 2011 and 2010 is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Committed Equity Financing Facility Warrants	$—	$88	$3	$90

Direct Registration Warrants	(31)	1,753	59	1,978

Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	—	(4,433)

Gain recognized in connection with warrant exchange agreements	—	—	690	—

Private Placement Warrants	—	5,698	1,427	5,271

Total gain (loss) on change in fair market value of derivatives	$(31)	$7,539	$2,179	$2,906

     The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2011 and December 31, 2010:

			Number of Warrants outstanding as of:
		Average Exercise	(in thousands)
Warrants Issued in Connection with:	Date of Issue	Price	June 30, 2011	December 31, 2010
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13

Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141

Private Placement Series A Warrants	March 11, 2010	$5.60	—	1,536

Private Placement Series C Warrants	March 11, 2010	$5.60	—	1,229

Total Warrants outstanding			154	2,919

     Note that as of December 31, 2010, the Committed Equity Financing Facility warrants were accounted for as a liability. Effective with the Warrant Exchange described above, these warrants have been reclassified as equity.

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
     (B) Series B Warrants to initially purchase 328,947 shares of common stock, which were initially exercisable at a per share exercise price of $22.80, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approved the issuance of shares in the transaction, and expired on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;
     (C) Series C Warrants to initially purchase 328,947 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approved the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $22.80; and
     (D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. The Company registered for resale 337,757 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.
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
     On January 18, 2011, OXiGENE entered into separate Warrant Exchange Agreements with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The Series E Warrants were accounted for as a liability from the date of issuance to the date of exchange, all of which occurred during the first quarter of fiscal 2011. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011. The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series E warrants qualify for treatment as a liability during the period that they were outstanding due to provisions of the related warrant agreement that allow for the warrants to be net settled in shares of the Company’s common stock under certain circumstances as described in the agreement. There were no Series A, Series C or Series E warrants outstanding as of June 30, 2011.

     On January 20, 2011, the date of the initial closing of the Warrant Exchange Agreements, the Company marked the existing Series A and C warrants to market at a combined fair value of $6,633,000. These warrants were exchanged for Series E warrants, valued at $1,555,000, and shares of common stock valued at $4,388,000. The difference between these items was recorded as a gain on the transaction of $690,000. On the date of the subsequent closing, the fair value of the Series E warrants was equal to the value of the 457,544 shares of common stock issued in the exchange, and therefore there was no gain or loss on the transaction.
     The table below summarizes the factors used to determine the value of the Series A and C warrants outstanding during the six month period ended June 30, 2011. The Company established the fair value of the Series A and C warrants using the Black-Scholes option valuation model:

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
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period which ends May 15, 2012. Under the CEFF, OXiGENE is able to draw down in tranches of the lesser of (i) $10,000,000 or (ii) a maximum of 3.75 percent of its closing market value at the time of the draw down or the alternative draw down amount calculated pursuant to the common stock purchase agreement, whichever is less, subject to certain conditions. The purchase price of these shares is discounted between 5 and 14 percent from the volume weighted average price of our common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $0.75 per share or at a price below 85% of the closing share price of OXiGENE stock in the trading day immediately preceding the commencement of the draw down, whichever is higher. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 12,500 shares of its common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of June 30, 2011, there remain a total of 253,671 shares available for sale under the CEFF.
     Due to the initially indeterminate number of shares of common stock underlying the warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE concluded that the CEFF warrants should be recorded as a liability effective with the date of the private placement. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement to the reporting date were recorded as a gain or loss in “Change in fair value of warrants and other financial instruments” in the Statement of Operations. Effective with the warrant exchange agreements executed in January 2011 in connection with the March 2010 private placement as described above, the number of shares underlying the warrants issued in connection with the Company’s private placement was no longer indeterminable, and the CEFF warrants were reclassified to equity. The Company revalued these warrants on the effective date of the exchange and recorded the gain in the Statement of Operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

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
     OXiGENE determined that the Direct Registration Series I warrants should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance and are revalued at each subsequent reporting date.
     The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Series I Warrant Valuation as of:
	June 30, 2011	December 31, 2010
	Series I	Series I
Stock Price	$2.48	$4.60
Exercise Price	$42.00	$42.00
Contractual life (in Years)	3.1 years	3.6 years
Expected volatility	103%	86%
Risk-free interest rate	0.81%	1.02%

Fair market value (in thousands)	$48	$107
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
     The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the six-month period ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2010	326	$28.49	8.63
Granted	—

Exercised	—

Forfeited and expired	(19)	$17.38

Options outstanding at June 30, 2011	307	$29.15	8.08	$ —

Options exercisable at June 30, 2011	134	$42.34	7.17

Options vested or expected to vest at June 30, 2011	191	$34.86	7.67
     During the six months ended June 30, 2011, 4,000 options expired. As of June 30, 2011, there was approximately $708,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.
     No stock options were granted during the six month periods ended June 30, 2011 and 2010.
Restricted Stock
     The Company recorded expense of approximately $25,000 and $50,000 during the three month periods ended June 30, 2011 and June 30, 2010, respectively, related to restricted stock awards granted in June 2007. The Company recorded expense of approximately $19,000 and $60,000 during the six month periods ended June 30, 2011 and June 30, 2010, respectively. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense has been recognized on a straight-line basis over the 4 year vesting period of the awards.
Employee Stock Purchase Plan (2009 ESPP)

     In May 2009, the Company’s stockholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Under the 2009 ESPP, employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 125,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for the three month periods ended June 30, 2011 and 2010 of approximately $1,000 and $1,000, respectively. The Company recorded expense relating to the 2009 ESPP for the six month periods ended June 30, 2011 and 2010 of approximately $1,000 and $3,000, respectively. Pursuant to the 2009 ESPP provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 25,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
Director Compensation Policy
     In December 2009, the Board of Directors approved the amended and restated policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the Company’s Board of Directors. As a result of this plan, each of the Company’s non-employee Directors are granted 1,250 fully vested shares of common stock on both January 2 and July 1 of each year they are a director. The Company recorded expense for the three month periods ended June 30, 2011 and 2010, of $0 and $100,000, respectively for these shares. The Company recorded expense of approximately $35,000 and $200,000 during the six month periods ended June 30, 2011 and June 30, 2010, respectively.
5. Agreements
     In July 2010, the Company entered into an “at the market” equity offering sales agreement with MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company has paid MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company has also provided MLV with customary indemnification rights.
6. Net Loss Per Share
     Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXiGENE shares of common stock by the weighted-average number of common shares outstanding. All of the Company’s common stock equivalents are anti-dilutive for all periods in which the Company has reported a net loss. For the three month period ended June 30, 2010, for which the Company reported net income, all of the Company’s common stock equivalents, except for the Series D warrants, have been excluded from the diluted net income per share calculation due to the exercise price of those common stock equivalents exceeding the fair market value of the Company’s common stock as of the date of the calculation. Although the exercise price of the Series D warrants was $0.001 per share, the period for determining the number of shares of common stock underlying the Series D warrants did not begin until July 1, 2010 and therefore no shares associated with the Series D warrants were included in the diluted net income per share calculation. Accordingly, common stock equivalents of approximately 460,000 and 1,533,000 at June 30, 2011 and 2010, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.
7. Subsequent Event
     From July 1, 2011 through August 5, 2011, the Company sold approximately 2,665,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $6,032,000. The Company did not have any other material recognizable or unrecognizable subsequent events that occurred after June 30, 2011 up through the date the Company issued these financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and 2010 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2010, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In February 2011, our board of directors voted unanimously to implement a 1:20 reverse stock split of our common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts discussed in this Form 10-Q have been adjusted to reflect the effect of this reverse split.
We expect cash on hand as of June 30, 2011, plus the proceeds of our at-the-market equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, received through August 5, 2011 to fund our operations through the end of fiscal 2012. If we are unable to access additional funds when needed, we will not be able to continue the development of our product candidates and could be required to delay, scale back or eliminate some or all of our development programs and other operations. Such funding may not be available to us on acceptable terms, or at all. If we fail to secure financing before the end of fiscal 2012, we would be forced to cease all of our clinical and other activities. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If we are unable to access additional funds in the future, it is likely that our 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
ZYBRESTAT for Oncology
We are currently pursuing the development of ZYBRESTAT, a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within tumors, also referred to as vascular disruption. ZYBRESTAT selectively targets the existing abnormal vasculature found specifically in most solid tumors and causes endothelial cells in that vasculature to become round and block the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types. We have recently completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) and have ongoing clinical trials of ZYBRESTAT in patients with non-small cell lung cancer (NSCLC) and ovarian cancer.
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
Initial data from this trial was presented at both the 14th International Thyroid Congress on September 12, 2010 in Paris, France and the 35th European Society of Medical Oncology Congress on October 11, 2010 in Milan, Italy. At these meetings, we reported data suggesting a one-month benefit in overall survival in patients receiving ZYBRESTAT in combination with chemotherapy. Of particular note was the fact that the one year survival rate was more than doubled from 9% to 23% for patients receiving chemotherapy plus ZYBRESTAT. The additional data we presented in October 2010 also included some pre-defined subgroup analyses that confirmed the overall survival benefit initially observed, and also indicated that ZYBRESTAT improved the survival of patients with the most advanced stages of the disease, as well as patients who had been heavily pretreated with surgery, radiation or chemotherapy.
Julie Sosa, M.D., Associate Professor of Surgery and of Medicine at Yale University and primary investigator in the Phase 2/3 study, presented final data from the trial at the American Society of Clinical Oncology (ASCO) conference in Chicago, Illinois in June 2011. Dr. Sosa presented data reflecting a median overall survival (OS) time of 5.2 months for patients who received ZYBRESTAT and chemotherapy compared with 4.0 months for patients receiving chemotherapy alone, representing a 28% reduction in the risk of death for patients receiving ZYBRESTAT and chemotherapy. For patients treated with ZYBRESTAT and chemotherapy, the data suggested that the likelihood of being alive at six months was 48% compared with 35% for patients treated with the control arm regimen. At one year, the data suggested that the likelihood of being alive was 26% for patients treated with ZYBRESTAT and chemotherapy compared with 9% for patients treated with chemotherapy alone. As in other studies, ZYBRESTAT appeared to be well tolerated.
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
Edward Garon, M.D., Assistant Professor of Medicine at the University of California, Los Angeles and primary investigator in the study, presented the overall survival data from this study at the ASCO conference in Chicago, Illinois in June 2011. Dr. Garon’s updated analysis, conducted approximately 11 months after the enrollment of the last patient in June 2010, showed that the combination regimen of ZYBRESTAT plus bevacizumab, carboplatin and paclitaxel (ZYBRESTAT arm) appeared to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. In addition, a pre-specified subgroup analysis showed meaningful improvements in median time to progression for patients with poor performance status (ECOG Performance Status 1). Poor performance status in this context refers to patients who have additional medical complications, suffer from additional illnesses such as emphysema or diabetes, or who may be taking other medications. While the median time to progression for the overall patient population was similar in both arms of the study, 8.6 months for the ZYBRESTAT arm compared with 9.0 months on the control arm, an analysis of the patient strata showed that patients with poor performance status who received ZYBRESTAT in addition to bevacizumab and chemotherapy achieved a median time to progression of 9.8 months compared with only 3.8 months for patients in this same subgroup on the control arm of the study with a hazard ratio of 0.51. This data, suggesting that the addition of ZYBRESTAT may benefit patients with a poorer performance status, is preliminary at this stage. However, several attendees at the conference shared our view that more study is warranted by the meaningful improvements suggested among patients with poor performance status.
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
Based on the results of this Phase 2, single-arm, two-stage study, in February 2011, we announced that we have entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in up to 110 patients with relapsed, platinum-sensitive ovarian cancer. Under the terms of the agreement, we will provide ZYBRESTAT to NCI for an NCI-sponsored study conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. Investigators initiated enrollment in this Phase 2 study in the first half of 2011. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.
The June 2011 ASCO meeting in Chicago, Illinois included an announcement that the addition of Avastin (bevacizumab) to a chemotherapy regimen reduces the risk of progression in patients with platinum-sensitive ovarian cancer. This is of particular interest to OXiGENE in view of the NCI / CTEP Phase 2 study of ZYBRESTAT in combination with bevacizumab for platinum-sensitive ovarian cancer patients, and we are encouraged to see additional data from other studies supporting use of bevacizumab in platinum-sensitive ovarian cancer patients.
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
We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Clinical Research United Kingdom. In collaboration with us, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We also evaluated escalating doses of OXi4503 in an OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. We have completed the final analysis of this study and look forward to either publishing the data or presenting it at an upcoming medical meeting.
Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against acute myelogenous leukemia (AML) in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or myelodysplastic syndrome (MDS) in May 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available as early as the first half of 2012.
The general direction of future development of OXi4503 — for solid tumors or hematologic indications — will depend on the outcome of the analysis of both the solid tumor studies and the study in AML, as well as available financial resources and potential partnering activities.
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
We believe that PCV represents an attractive target indication and development pathway for ZYBRESTAT. Unlike wet age-related macular degeneration, an indication for which several anti-angiogenic drugs are approved or prescribed off-label, conducting clinical studies of ZYBRESTAT in patients with ophthalmologic indications not yet approved for treatment with such anti-angiogenic drugs could potentially prove to reduce development time and expense. The objectives of the FAVOR trial and the ongoing preclinical program of ZYBRESTAT in ophthalmology are to:
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
Results of Operations
Three Months Ended June 30, 2011 and 2010
Revenue
     We reported no licensing revenue for the three months ended June 30, 2011 and 2010. Our only current source of potential revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement, if any, are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended June 30,
	2011		2010
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$1,499	52%	$3,348	67%	$(1,849)	-55%
General and administrative	1,401	48%	1,678	33%	(277)	-16%

Total operating expenses	$2,900	100%	$5,026	100%	$(2,126)	-42%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended June 30,
	2011		2010
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$692	46%	$2,405	72%	$(1,713)	-71%
Employee compensation and related	556	37%	770	23%	(214)	-28%
Employee stock-based compensation	118	8%	13	0%	105	808%
Other	133	9%	160	5%	(27)	-17%

Total research and development	$1,499	100%	$3,348	100%	$(1,849)	-55%

     The reduction in external services expenses for the quarter ended June 30, 2011 compared to the same three month period in 2010 is primarily attributable to a reduction in spending on our ZYBRESTAT for Oncology program of approximately $900,000. This reduction is primarily attributable to lower costs of our ATC study for the comparable 2011 period resulting from our decision to discontinue further recruitment of patients in this study in February 2010. In addition, we experienced $700,000 in reductions in expenses on our OXi4503 and ZYBRESTAT for Ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 to scale back efforts on some of our projects in these areas as well.
     The reduction in employee compensation and related expenses for the quarter ended June 30, 2011 compared to the same three month period of 2010 is due to a 29% reduction in our average full time equivalents for the comparable periods. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
     The increase in stock-based compensation expense for the quarter ended June 30, 2011 compared to the same three month period of 2010 is primarily due to the timing of issuance and vesting of stock options for the comparable periods.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended June 30,
	2011		2010
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$497	36%	$519	31%	$(22)	-4%
Employee stock-based compensation	211	15%	169	10%	42	25%
Consulting and professional services	408	29%	683	41%	(275)	-40%
Other	285	20%	307	18%	(22)	-7%

Total general and administrative	$1,401	100%	$1,678	100%	$(277)	-16%

     The reduction in consulting and professional services expenses for the quarter ended June 30, 2011 compared to the same three month period of 2010 is primarily due to lower board member compensation attributable to lower stock cost during the 2011 quarter as board members are paid in the form of non-cash stock grants. In addition, we experienced lower legal, accounting and service provider expenses due to fewer significant transactions during the 2011 quarter.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the three month periods ended June 30, 2011 and 2010, in thousands:

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Change in fair value of warrants and other financial instruments	$(31)	$7,539	$(7,570)	-100%
Investment income	1	4	(3)	-75%
Other income (expense), net	(2)	20	(22)	-110%

Total	$(32)	$7,563	$(7,595)	-100%

     We recorded an unrealized (non cash) loss in 2011 and gain in 2010 as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings of our common stock as discussed in the Warrants section of Note 4 to the financial statements.
     The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended June 30, 2011 and 2010, in thousands.

	Three months ended June 30,
	2011	2010
Committed Equity Financing Facility Warrants	$—	$88

Direct Registration Warrants	(31)	1,753

Private Placement Warrants	—	5,698

Total (loss) gain on change in fair market value of derivatives	$(31)	$7,539

Six Months Ended June 30, 2011 and 2010
Revenue
          We reported no licensing revenue for the six months ended June 30, 2011 and 2010. Our only current source of potential revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement, if any, are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses
     Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

		Six Months ended June 30,
	2011		2010
		% of Total		% of Total
		Operating		Operating	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$3,182	53%	$7,533	66%	$(4,351)	-58%
General and administrative	2,786	47%	3,381	30%	(595)	-18%
Restructuring	—	0%	510	4%	(510)	-100%

Total operating expenses	$5,968	100%	$11,424	100%	$(5,456)	-48%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

		Six Months ended June 30,
	2011		2010
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$1,550	49%	$5,193	69%	$(3,643)	-70%
Employee compensation and related	1,192	37%	1,934	26%	(742)	-38%
Employee stock-based compensation	166	5%	47	0%	119	253%
Other	274	9%	359	5%	(85)	-24%

Total research and development	$3,182	100%	$7,533	100%	$(4,351)	-58%

          The reduction in external services expenses for the six month period ended June 30, 2011 compared to the same six month period in 2010 is primarily attributable to a reduction in spending on our ZYBRESTAT for Oncology program of approximately $2,400,000. This reduction is primarily attributable to lower costs of our ATC study for the comparable 2011 period resulting from our decision to discontinue further recruitment of patients in this study in February 2010. In addition, we experienced $1,100,000 in reductions in expenses on our OXi4503 and ZYBRESTAT for Ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 to scale back efforts on some of our projects in these areas as well.
          The reduction in employee compensation and related expenses for the six months ended June 30, 2011 compared to the same six month period of 2010 is due to a 42% reduction in our average full time equivalents for the comparable periods. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
          The increase in stock-based compensation expense for the six month period ended June 30, 2011 compared to the same six month period of 2010 is primarily due to the timing of issuance and vesting of stock options for the comparable periods.
          The reduction in other expenses for the six month period ended June 30, 2011 compared to the same six month period of 2010 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable periods.
General and administrative expenses
          The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

		Six Months ended June 30,
	2011		2010
		% of Total		% of Total	Increase (Decrease)
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$985	35%	$1,135	33%	$(150)	-13%
Employee stock-based compensation	285	10%	227	7%	$58	26%
Consulting and professional services	966	35%	1,455	43%	$(489)	-34%
Other	550	20%	564	17%	$(14)	-2%

Total general and administrative	$2,786	100%	$3,381	100%	$(595)	-18%

     The reduction in employee compensation and related expenses for the six month period ended June 30, 2011 compared to the same six month period of 2010 is due to a reduction in our average full time equivalents for the comparable periods of 16%. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
     The reduction in consulting and professional services expenses for the six month period ended June 30, 2011 compared to the same six month period of 2010 is primarily due to one time costs incurred in our attempt to acquire Vaxgen Inc and due to the PIPE financing deal that did not recur in the 2011 period and lower board member compensation attributable to lower stock cost basis during the 2011 six month period as board members are paid in the form of non-cash stock grants. In addition, we experienced lower legal, accounting and service provider expenses due to fewer significant transactions during the 2011 period.
Restructuring Plan
          In February 2010, we announced a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. We incurred a charge of $510,000, primarily associated with personnel-related termination costs in connection with this restructuring. Key aspects of the restructuring and its effects on our current clinical trials were as follows:
•	We continue to advance our Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with updated safety and efficacy results presented at the American Society of Clinical Oncology (ASCO) meeting in June 2011.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but have continued to treat and follow all patients who enrolled in the study. This approach has optimized our ability to gain useful additional insight into ZYBRESTAT’s antitumor activity earlier than the previously anticipated timeline, while also reducing cash utilization on the study.

•	We discontinued enrolling patients in our OXi4503 Phase 1b trial in patients with hepatic tumors.

•	We discontinued enrollment in our Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration.

•	Future development decisions concerning the OXi4503 program and the ZYBRESTAT for ophthalmology program will be made following data analyses and additional review by our management and board of directors.

•	In addition, we reduced our workforce by 20 employees or approximately 49%.
Other Income and Expenses
          The table below summarizes Other Income and Expense in our Statements of Operations for the six month periods ended June 30, 2011 and 2010, in thousands:

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Change in fair value of warrants and other financial instruments	$2,179	$2,906	$(727)	-25%
Investment income	2	11	(9)	-82%
Other income (expense), net	(8)	16	(24)	-150%

Total	$2,173	$2,933	$(760)	-26%

          We recorded an unrealized (non cash) gain in both the 2011 and 2010 periods as a result of the change in the estimated Fair Market Value (“FMV”) of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 4 to the financial statements.
          The table below summarizes the components of the change in fair value of warrants for the six month periods ended June 30, 2011 and 2010, in thousands.

	Six months ended June 30,
	2011	2010
Committed Equity Financing Facility Warrants	$3	$90

Direct Registration Warrants	59	1,978

Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,433)

Gain recognized in connection with warrant exchange agreements	690	—

Private Placement Warrants	1,427	5,271

Total gain on change in fair market value of derivatives	$2,179	$2,906

Liquidity and Capital Resources
     To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2011, we had an accumulated deficit of approximately $211,495,000. We expect to continue to incur ongoing losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $8,500,000 at June 30, 2011. From July 1, 2011 through August 5, 2011, additional net proceeds were received under the July 2011 prospectus supplement of approximately $6,032,000.
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six months ended June 30,
	2011	2010
Operating activities:

Net loss	$(3,795)	$(8,491)
Non-cash adjustments to net loss	(1,612)	(2,328)
Changes in operating assets and liabilities	(1,131)	(2,589)

Net cash used in operating activities	(6,538)	(13,408)
Investing activities:
Change in other assets	—	38

Net cash provided by investing activities	—	38
Financing activities:
Proceeds from issuance of common stock	10,396	6,675

Net cash provided by financing activities	10,396	6,675

Increase (decrease) in cash and cash equivalents	3,858	(6,695)

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$8,460	$7,237

     Non-cash adjustments to net loss in the six month period ended June 30, 2011 consist primarily of a gain from a change in the fair value of warrants and other financial instruments of $2,179,000, offset in part by stock compensation expense of $486,000 related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $1,015,000 and an increase in prepaid expenses and other current assets of $151,000. Net cash provided by financing activities for the six month period ended June 30, 2011 is primarily attributable to the sale of common stock under our “at the market” equity financing facility discussed below.
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

     During the six months ended June 30, 2011, we sold approximately 4,623,000 shares of common stock pursuant to the sales agreement resulting in net proceeds to us of approximately $10,396,000. From July 1, 2011 through August 5, 2011, we sold approximately 2,665,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $6,032,000. Under our current prospectus supplement to Form S-3 dated July 8, 2011, there remains approximately $751,000 in net proceeds available to be sold under the ATM arrangement. No assurance can be given that we will sell any additional shares under the ATM sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.
     Based on our current ongoing programs and operations, we will need to access additional funds to remain a going concern beyond fiscal 2012. Including net proceeds from the sale of shares through August 5, 2011 under the ATM sales agreement described above, we expect that our financial resources will be sufficient to fund our operations through fiscal 2012. We are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. If we are unable to access additional funds when needed, we would not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, will likely be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If we are unable to access additional funds in the future, it is likely that our 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
     Our cash utilization amount is highly dependent on the progress of our potential-product development programs, particularly, the results of our pre-clinical projects and clinical trials, the cost, timing and outcomes of regulatory approvals for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials much of which is not within our control as well as the timing of hiring development staff to support our product development plans. We anticipate a continued reduction in our cash utilization over the next several quarters resulting from the conclusion of a number of our clinical projects in 2011 and based on those future projects to which we are currently committed. We continue to evaluate our future potential product development options and our cash utilization may vary depending on conclusions made regarding those options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2011, we did not hold any derivative financial instruments. As of June 30, 2011 we did not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     The Securities and Exchange Commission, or SEC, requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
  We expect cash on hand as of June 30, 2011, plus the proceeds of our at-the-market equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, received through August 5, 2011, to fund our operations through the end of fiscal 2012. In order to remain a going concern beyond the end of fiscal 2012, we will require significant funding. Additional funds to finance our operations may not be available on terms that we deem acceptable, or at all. If we fail to secure financing before the end of fiscal 2012, we would be forced to cease all of our clinical and other activities.
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
If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If we are unable to access additional funds in the future, it is likely that our 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
We face the potential delisting of our common stock from The NASDAQ Capital Market due to the uncertainty of our ability to timely achieve compliance with NASDAQ’s independent director and audit committee requirements. If we are unable to meet these requirements, we could be required to list our common stock in the over-the-counter market, which could make obtaining future financing more difficult.
On April 6, 2011, we received written notification from NASDAQ that, as a result of Roy H. Fickling’s resignation from our board of directors, we no longer comply with NASDAQ’s independent director and audit committee requirements as set forth in NASDAQ Listing Rules 5605(b) (1) and 5605(c) (2), respectively. The NASDAQ Listing Rules require that a majority of our board of directors be composed of independent directors and that the audit committee of the board of directors be composed of at least three independent directors. Pursuant to NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), we have been provided with a cure period in order to regain compliance as follows: until the earlier of our next annual shareholders’ meeting or March 31, 2012; or if the next annual shareholders’ meeting is held before September 27, 2011, then we must evidence compliance no later than September 27, 2011. The nominating and governance committee of our board is currently evaluating potential candidates to fill the vacancy on our board of directors and is assessing the composition of its audit committee.
We cannot be sure that we will be able to timely regain compliance with The NASDAQ Stock Market’s requirements for continued listing. Neither can we be sure that we will comply with the requirements for continued listing of our common shares on The NASDAQ Capital Market in the future. If our common shares lose their status on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.
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
101 The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements.**
     **Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: August 12, 2011	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: August 12, 2011	By:	/s/ James B. Murphy
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
101 The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements.**
     **Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.