Form 10-Q
period 2011-09-30
OXIGENE INC
filed 2011-11-10
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2011, there were 14,879,857 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
OXiGENE, Inc.
Condensed Balance Sheets
(All amounts in thousands, except per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,644	$4,602
Restricted cash	20	75
Prepaid expenses	195	256
Other current assets	74	75

Total current assets	12,933	5,008

Furniture and fixtures, equipment and leasehold improvements	836	1,512
Accumulated depreciation	(793)	(1,425)

	43	87

License agreements, net of accumulated amortization of $1,187 and $1,114 at September 30, 2011 and December 31, 2010, respectively	313	386
Other assets	86	86

Total assets	$13,375	$5,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$473	$458
Accrued research and development	1,171	2,125
Accrued restructuring	1,113	—
Accrued other	212	628

Total current liabilities	2,969	3,211

Derivative liability long term	9	7,611

Total liabilities	2,978	10,822

Commitments and contingencies
Stockholders’ equity (deficit)

Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 300,000 shares authorized and 14,771 shares issued and outstanding at September 30, 2011; 300,000 shares authorized and 5,501 shares issued and outstanding at December 31, 2010	148	55
Additional paid-in capital	225,257	202,390
Accumulated deficit	(215,008)	(207,700)

Total stockholders’ equity (deficit)	10,397	(5,255)

Total liabilities and stockholders’ equity (deficit)	$13,375	$5,567

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Operations
(All amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating costs and expenses(1) :
Research and development	$1,098	$2,379	$4,280	$9,912
General and administrative	1,309	1,256	4,095	4,637
Restructuring	1,146	—	1,146	510

Total operating costs and expenses	3,553	3,635	9,521	15,059

Loss from operations	(3,553)	(3,635)	(9,521)	(15,059)

Change in fair value of warrants and other financial instruments	40	(9,893)	2,219	(6,987)
Investment income	1	3	3	14
Other (expense) income, net	(1)	(11)	(9)	5

Net loss	$(3,513)	$(13,536)	$(7,308)	$(22,027)

Basic and diluted net loss per share	$(0.25)	$(3.47)	$(0.74)	$(6.24)

Weighted-average number of common shares outstanding — Basic and diluted	13,969	3,896	9,870	3,530

(1) Includes share based compensation expense as follows:

Research and development	$5	$62	$171	$109
General and administrative	59	114	$379	$541

Total share based compensation expense	$64	$176	$550	$650

See accompanying notes.

OXiGENE, Inc.
Condensed Statements of Cash Flows
(All amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(7,308)	$(22,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,219)	6,987
Depreciation	44	77
Amortization of license agreement	73	73
Stock-based compensation	550	650
Changes in operating assets and liabilities:

Restricted cash	55	65
Prepaid expenses and other current assets	62	232
Accounts payable, accrued expenses and other payables	(234)	(4,000)

Net cash used in operating activities	(8,977)	(17,943)
Investing activities:
Changes in other assets	—	40

Net cash provided by investing activities	—	40
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	17,019	10,380
Proceeds from exercise of employee stock plans	—	45

Net cash provided by financing activities	17,019	10,425

Increase (decrease) in cash and cash equivalents	8,042	(7,478)

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$12,644	$6,454

Non- cash Disclosures:

Fair market value of stock issued in exchange for warrants	$5,381	$—

Fair market value reclassification of CEFF warrants to equity in connection with warrant exchange	$3	$—
Fair market value of private placement warrants at issuance	$—	$11,868

Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$—	$103

Fair market value of warrants at exercise	$—	$5,043
See accompanying notes.

OXiGENE, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
     During the nine months ended September 30, 2011, the Company sold approximately 7,707,000 shares of common stock pursuant to an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, resulting in net proceeds to the Company of approximately $17,019,000. In October 2011 the Company sold approximately 86,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $128,000. There remains a total of approximately $3,700 in net proceeds of the maximum amount allowed under the Company’s prospectus supplement to Form S-3 dated July 8, 2011. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
     On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. The Company announced the following key aspects of the restructuring and their effects on the Company’s operations including current and planned clinical trials:
•	At this time, a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) funded entirely by Company financial resources is not feasible. OXiGENE intends to continue to explore options for conducting such a study, including potential collaborations with national and international head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by OXiGENE’s management and its board of directors.

•	OXiGENE is concluding the final analysis of its completed Phase 2 study of ZYBRESTAT in conjunction with standard chemotherapy and bevacizumab in patients with non-small cell lung cancer (FALCON study). Once the final overall survival data is available a decision regarding further development of the study of ZYBRESTAT in patients with NSCLC will be made. Any future development decisions concerning the study of ZYBRESTAT in patients with NSCLC will be made following review of final data by the Company’s management and board of directors.

•	OXiGENE plans to continue to support the ongoing randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in patients with relapsed ovarian cancer, which is an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer.

•	OXiGENE plans to continue support of the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or myelodysplastic syndrome (MDS), being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•	OXiGENE will evaluate additional early-stage development opportunities for its two product candidates, ZYBRESTAT and OXi4503, subject to available resources at the time.

•	The Company is reducing its workforce by 11 full-time equivalent employees or approximately 61%.

•	The Company will seek to reduce the amount of space it currently rents, primarily by closing its office in Waltham, Massachusetts and by conducting its operations only out of its South San Francisco office as soon as practicable.
     The Company offered severance benefits to the terminated employees, and anticipates recording a total charge of approximately $1,200,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, the Company is implementing the reduction in work force in a phased manner. The Company took a restructuring charge in the third quarter of 2011 of approximately $1,146,000, with the remainder expected to be taken over the following two quarters as the transition is effected. Substantially all of the charge is expected to represent cash expenditures. The Company anticipates that, with its current financial resources, it will be able to support the completion of the ongoing clinical studies outlined above. Should the Company decide to initiate additional studies, it would need to raise additional capital. Upon completion of the restructuring activities outlined above, the Company expects to reduce expenses from its current levels by an annual amount of approximately $2,000,000.
     Based on the Company’s current ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from its September 2011 reduction in force, the Company’s expect its current cash resources will be sufficient to fund operations through the first half of fiscal 2013. However, OXiGENE’s cash requirements may vary materially from those now planned for or anticipated by management due to numerous risks and uncertainties. The Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to the Company’s own capabilities and/or products, in order to continue the development of its product candidates. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, which may not be available to the Company or may not be available on favorable terms, will likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If the Company is unable to access additional funds in the future or reduce cash expenditures as anticipated, it is likely that the Company’s 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
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
     As of September 30, 2011 and December 31, 2010, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Warrants”, which are valued using level 3 inputs. As of September 30, 2011 and December 31, 2010, OXiGENE held $12,664,000 and $4,677,000 in cash, cash equivalents and restricted cash, respectively. The Company has adopted the fair value standard as it relates to the non-recurring fair value measurements, such as the assessment of other long-lived assets for impairment.
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
     Property and equipment consisted of the following at the dates indicated below:

	September 30, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$25	$449

Equipment	598	647

Furniture and fixtures	213	416

Total gross assets	836	1,512

Less accumulated depreciation	(793)	(1,425)

Total property and equipment	$43	$87

3. Restructuring
     On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $721,000 of research and development restructuring expenses and approximately $425,000 of general and administrative restructuring expenses in the quarter ended September 30, 2011. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through the end of fiscal 2012.
     The following table sets forth the components of the Company’s restructuring for the three-month period ended September 30, 2011 (in thousands):

		Amounts Paid Through	Amounts Accrued as of
	Charges	September 30, 2011	September 30, 2011
General and Administrative Employee severance and related costs	$425	$(21)	$404

Research and Development Employee severance and related costs	721	(12)	709

Total restructuring	$1,146	$(33)	$1,113

4. License agreements
     In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through September 30, 2011, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.
     The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at September 30, 2011 and December 31, 2010, was approximately $313,000 and $386,000, respectively. The Company performs an impairment analysis of its long-lived assets if triggering events occur. The Company conducts reviews for such triggering events periodically and, even though triggering events such as a going concern opinion and continuing losses have occurred, the Company has determined that there is no impairment to this asset. The license agreement provides for additional payments from the Company upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. To date, no clinical trials triggering payments under the agreement have been completed and no regulatory approvals have been obtained. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.
5. Stockholders’ Equity (Deficit), Common and Preferred Shares
     The Company had 300,000,000 shares of common stock authorized as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Company had approximately 14,771,000 shares of common stock issued and outstanding.
     In July 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as its sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. The Company has paid MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During the nine months ended September 30, 2011, the Company sold approximately 7,707,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $17,019,000. In October 2011 the Company sold approximately 86,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $128,000. Under the Company’s current prospectus supplement to Form S-3 dated July 8, 2011, there remains approximately $3,700 in net proceeds available to be sold under the ATM arrangement. No assurance can be given that the Company will sell any additional shares under the ATM sales agreement, or, if it does, as to the price or amount of shares that it will sell, or the dates on which any such sales will take place.
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
Warrant Exchange Agreements
     On January 18, 2011, OXiGENE entered into separate Warrant Exchange Agreements (Private Placement Warrant Exchange) with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for nine months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following a stockholder meeting on March 18, 2011. As a result, there were no Series A, Series C or Series E warrants outstanding as of the subsequent closing date nor for any period thereafter. Similar to the Series A and Series C warrants, the Series E Warrants were classified as a liability during the period that they were outstanding.
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
     The following table summarizes the number of shares of common stock of the Company issued and the proceeds received during the nine month period ended September 30, 2011:

Shares Issued in Connection with:	Shares Issued	Net Proceeds
	(in thousands)
Director fees	8	$—

ATM	7,707	17,019

Private Placement Warrant Exchange	1,554	—

Other	1	—

Totals	9,270	$17,019

     Share issuances to our directors under the Director Compensation policy are described below. The shares issued in connection with the Private Placement Warrant Exchange during the nine month period ended September 30, 2011 relate to the Warrant Exchange Agreements described above.
Warrants, Options, Non-Vested Stock, 2009 ESPP and Director Compensation Policy
Warrants
     The following is a summary of the Company’s warrant-related derivative liability activity for the nine months ended September 30, 2011 (in thousands):

(In thousands)
Derivative liability outstanding at December 31, 2010	$7,611
Impact of warrant exchange agreements	(6,071)
CEFF warrants — amounts reclassified to equity	(3)
Net decrease in fair value of all warrants	(1,528)

Derivative liability outstanding at September 30, 2011	$9

     The table below summarizes the value of the warrant-related derivative liabilities recorded on the Company’s balance sheet (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Warrants Issued in Connection with:	Long-term	Long-term
Committed Equity Financing Facility	$—	$6

Direct Registration Series I Warrants	9	107

Private Placement Series A Warrants	—	4,143

Private Placement Series C Warrants	—	3,355

Total derivative liability	$9	$7,611

     The gain (loss) from the change in fair value of warrants and other financial instruments for the three and nine month periods ended September 30, 2011 and September 30, 2010 is summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Committed Equity Financing Facility Warrants	$—	$5	$3	$95

Direct Registration Warrants	40	99	99	2,077

Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	—	(4,433)

Gain recognized in connection with warrant exchange agreements	—	—	690

Private Placement Warrants	—	(9,997)	1,427	(4,726)

Total gain (loss) on change in fair market value of derivatives	$40	$(9,893)	$2,219	$(6,987)

     The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2011 and December 31, 2010:

			Number of Warrants outstanding as of:
			(in thousands)
		Weighted Average
Warrants Issued in Connection with:	Date of Issue	Exercise Price	September 30, 2011	December 31, 2010
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13

Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141

Private Placement Series A Warrants	March 11, 2010	$5.60	—	1,536

Private Placement Series C Warrants	March 11, 2010	$5.60	—	1,229

Total Warrants outstanding			154	2,919

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
     On January 18, 2011, OXiGENE entered into separate Warrant Exchange Agreements with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. The Series E Warrants were accounted for as a liability from the date of issuance to the date of exchange, all of which occurred during the first quarter of fiscal 2011. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011. The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series E warrants qualify for treatment as a liability during the period that they were outstanding due to provisions of the related warrant agreement that allow for the warrants to be net settled in shares of the Company’s common stock under certain circumstances as described in the agreement. There were no Series A, Series C or Series E warrants outstanding as of September 30, 2011.
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
     The table below summarizes the factors used to determine the value of the Series A and C warrants outstanding during the nine month period ended September 30, 2011. The Company established the fair value of the Series A and C warrants using the Black-Scholes option valuation model:

	Warrant Valuation on date
	of Warrant Exchange
	January 19, 2011		Total Fair Market
	Series A	Series C	Value
Stock Price	$4.32	$4.32
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.1 years	4.5 years
Expected volatility	82%	79%
Risk-free interest rate	1.53%	1.68%

Fair market value (in thousands)	$3,663	$2,970	$6,633

	Warrant Valuation as of
	December 31, 2010		Total Fair Market
	Series A	Series C	Value
Stock Price	$4.60	$4.60
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.2 years	4.5 years
Expected volatility	81%	80%
Risk-free interest rate	2.01%	2.01%

Fair market value (in thousands)	$4,143	$3,355	$7,498
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
Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited
     In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period. Effective October 14, 2011, the CEFF was terminated by the Company pursuant to the terms of the common stock purchase agreement with Kingsbridge.
     Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period ending May 15, 2012. While the CEFF was effective, OXiGENE was able to draw down in tranches at discounts as described in detail in the common stock purchase agreement. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 12,500 shares of its common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. As of September 30, 2011, there were a total of 253,671 shares available for sale under the CEFF, which has since been terminated.
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
     The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Series I Warrant Valuation as of:
	September 30, 2011	December 31, 2010
	Series I	Series I
Stock Price	$1.01	$4.60
Exercise Price	$42.00	$42.00
Contractual life (in Years)	2.8 years	3.6 years
Expected volatility	108%	86%
Risk-free interest rate	0.42%	1.02%

Fair market value (in thousands)	$9	$107

Options
     The Company’s 2005 Stock Plan as amended at the 2011 Annual Meeting of Stockholders in October 2011 (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to 2,500,000 shares of the Company’s common stock in the aggregate. This number includes shares of its common stock, if any, that were subject to awards under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) as of the date of adoption of the 2005 Plan but which were returned or will be returned to the 2005 Plan upon the cancellation, surrender or termination of such award. Currently, the 2005

Plan allows for awards of up to 200,000 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.
     The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the nine-month period ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2010	326	$28.49
Granted	17	$1.14
Exercised	—
Forfeited and expired	(78)	$19.98

Options outstanding at September 30, 2011	265	$29.22	6.77

Options exercisable at September 30, 2011	154	$35.63	5.51

Options vested or expected to vest at September 30, 2011	222	$31.09	6.42
     During the nine months ended September 30, 2011, approximately 7,800 options expired. As of September 30, 2011, there was approximately $449,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.15 years.
     A total of 17,000 stock options were granted during the nine month period ended September 30, 2011 and 257,000 stock options were granted during the nine month period ended September 30, 2010.
     The following stock options were granted during the three and nine month periods ended September 30, 2011 and September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Options Granted (In thousands)	17	83	17	257

Weighted average fair value	$0.79	$0.11	$0.79	$0.81
     The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted Average Assumptions
Risk-free interest rate	0.85%	0.50%	0.85%	1.83%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	90%	74%	90%	70%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock
     The Company recorded expense of $0 and approximately $11,000 during the three month periods ended September 30, 2011 and September 30, 2010, respectively, related to restricted stock awards granted in June 2007. The Company recorded expense of approximately $19,000 and $71,000 during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense has been recognized on a straight-line basis over the 4 year vesting period of the awards.
Employee Stock Purchase Plan (2009 ESPP)
     Under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 125,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP. The Company recorded expense relating to the 2009 ESPP for the three month periods ended September 30, 2011 and September 30, 2010 of approximately $0 and $3,000, respectively. The Company recorded expense relating to the 2009 ESPP for the nine month periods ended September 30, 2011 and September 30, 2010 of approximately $1,000 and $6,000, respectively. Pursuant to the 2009 ESPP provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 25,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.
Director Compensation Policy
     In December 2009, the board of directors approved a policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the board of directors. In September 2011, the board of directors approved an amendment and restatement of the policy (the “Amended and Restated Director Compensation Policy”). The Amended and Restated Director Compensation Policy provides for annual compensation of $80,000 in cash/equity value to each non-employee director payable in two payments of $40,000 in cash/equity value, on January 2 and July 1. Each non-employee director may elect to receive such compensation in a combination of fully vested options and/or stock and up to 50% in cash. Prior to the September 2011 amendment, each of the Company’s non-employee directors were granted 1,250 fully vested shares of common stock on both January 2 and July 1 of each year they were a director. The Company recorded expense for the three month periods ended September 30, 2011 and September 30, 2010, of $13,000 and $29,000, respectively, for these shares. The Company recorded expense of approximately $48,000 and $229,000 during the nine month periods ended September 30, 2011 and September 30, 2010, respectively, for these shares.
6. Agreements
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
7. Net Loss Per Share
     Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXiGENE shares of common stock by the weighted-average number of common shares outstanding. All of the Company’s common stock equivalents are anti-dilutive for all periods in which the Company has reported a net loss. For the three month period ended June 30, 2010, for which the Company reported net income, all of the Company’s common stock equivalents, except for the Series D warrants, have been excluded from the diluted net income per share calculation due to the exercise price of those common stock equivalents exceeding the fair market value of the Company’s common stock as of the date of the calculation. Although the exercise price of the Series D warrants was $0.001 per share, the period for determining the number of shares of common stock underlying the Series D warrants did not begin until July 1, 2010 and therefore no shares associated with the Series D warrants were included in the diluted net income per share calculation. Accordingly, common stock equivalents of approximately 418,000 and 3,944,000 at September 30, 2011 and September 30, 2010, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

8. Subsequent Event
     From October 1, 2011 through November 10, 2011, the Company sold approximately 86,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $128,000. The Company did not have any other material recognizable or unrecognizable subsequent events that occurred after September 30, 2011 up through the date the Company issued these financial statements.
     Effective October 14, 2011, the Company terminated the CEFF pursuant to the terms of the common stock purchase agreement with Kingsbridge. The warrant for 12,500 shares of common stock issued to Kingsbridge remains outstanding until August 19, 2013, subject to certain conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2011 and September 30, 2010 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2010, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
     On September 1, 2011, we announced a restructuring plan designed to focus our capital resources on its most promising early-stage clinical programs and further reduce our cash utilization. We announced the following key aspects of the restructuring and their effects on our operations including current and planned clinical trials:
•	At this time, a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) funded entirely by our financial resources is not feasible. We intend to explore options for conducting such a study, including potential collaborations with national and international head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by our management and board of directors.

•	We are concluding the final analysis of our completed Phase 2 study of ZYBRESTAT in conjunction with standard chemotherapy and bevacizumab in patients with non-small cell lung cancer (FALCON study). Once the final overall survival data is available a decision regarding further development of the study of ZYBRESTAT in patients with NSCLC will be made. Any future development decisions concerning the study of ZYBRESTAT in patients with NSCLC will be made following review of final data by our management and board of directors.

•	We plan to continue the support of the ongoing randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in patients with relapsed ovarian cancer, which is an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer.

•	We plan to continue support of the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or myelodysplastic syndrome (MDS), which is being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•	We will evaluate additional early-stage development opportunities for our two product candidates, ZYBRESTAT and OXi4503, subject to available resources at the time.

•	We are reducing our workforce by 11 full-time equivalent employees or approximately 61%.

•	We will seek to reduce the amount of space we currently rent primarily by closing our facility in Waltham, Massachusetts and by conducting our operations only out of our South San Francisco facility as soon as practicable.

     We offered severance benefits to the terminated employees, and anticipate recording a total charge of approximately $1,200,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we are implementing the reduction in work force in a phased manner. We took a restructuring charge in the third quarter of 2011 of approximately $1,146,000, with the remainder expected to be taken over the following two quarters as the transition is effected. Substantially all of the charge is expected to represent cash expenditures. We anticipate that, with our current financial resources, we will be able to support the completion of the ongoing clinical studies outlined above. Should we decide to initiate additional studies, we would need to raise additional capital. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from our current levels by an annual amount of approximately $2,000,000.
     Based on our current ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our current cash resources will be sufficient to fund operations through the first half of fiscal 2013. If we are unable to access additional funds when needed, we will not be able to continue the development of our product candidates and could be required to delay, scale back or eliminate some or all of our development programs and other operations. Such funding may not be available to us on acceptable terms, or at all. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If we are unable to access additional funds in the future, it is likely that our 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
ZYBRESTAT for Oncology
     We are currently pursuing the development of ZYBRESTAT, a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within tumors, also referred to as vascular disruption. ZYBRESTAT selectively targets the existing abnormal vasculature found specifically in most solid tumors and causes endothelial cells in that vasculature to round up and block the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen and nutrients, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) and have ongoing clinical trials of ZYBRESTAT in patients with non-small cell lung cancer (NSCLC) and ovarian cancer.
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
     The primary endpoint for the FACT trial was overall survival. Eligible patients with histologically or cytologically confirmed ATC were randomized either to the treatment arm of the study, in which they received ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they received only carboplatin and paclitaxel. Central pathology review by external pathologists not associated with the study was utilized to confirm the histological diagnosis prior to enrollment of patients.
     The FACT trial began enrolling patients in 2007. A total of 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and the SPA. Due to the rarity of the disease and the fact that many of the patients screened for the study did not meet the trials inclusion criteria or either died or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting us, in February 2010, we chose to continue to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC in accordance with the SPA, but to stop further enrollment.

     In June 2011, Julie Sosa, M.D., Associate Professor of Surgery and of Medicine at Yale University and principal investigator in the Phase 2/3 study, presented final data from the trial at the American Society of Clinical Oncology (ASCO) conference in Chicago, Illinois. Dr. Sosa presented data reflecting a median overall survival (OS) time of 5.2 months for patients who received ZYBRESTAT and chemotherapy compared with 4.0 months for patients receiving chemotherapy alone, representing a 28% reduction in the risk of death for patients receiving ZYBRESTAT and chemotherapy. For patients treated with ZYBRESTAT and chemotherapy, the data suggested that the likelihood of being alive at six months was 48% compared with 35% for patients treated with the control arm regimen. At one year, the data suggested that the likelihood of being alive was 26% for patients treated with ZYBRESTAT and chemotherapy compared with 9% for patients treated with chemotherapy alone. As in other studies, ZYBRESTAT appeared to be well tolerated.
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
     In connection with the restructuring announced on September 1, 2011, we determined that a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) funded entirely by our financial resources is not feasible. We continue to explore options for conducting such a study, including potential collaborations with national and international thyroid and head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by our management and board of directors.
     ZYBRESTAT has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced ATC and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. The FDA also granted Fast Track designation to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC.
FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase 2 study with ZYBRESTAT in non-small cell lung cancer
     We are currently evaluating ZYBRESTAT in a randomized, controlled Phase 2 clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for stage IIIB/IV non-small cell lung cancer, or NSCLC. In the FALCON trial, patients are randomized either to the treatment arm of the study, in which they receive ZYBRESTAT (CA4P) in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and bevacizumab, a drug that interferes with blood vessel growth, or angiogenesis, or to the control arm of the study, in which they receive a standard combination regimen of carboplatin, paclitaxel and bevacizumab. The objective of the study is to determine the safety, tolerability, and efficacy of ZYBRESTAT at a dose of 60 mg/m2 in combination with carboplatin, paclitaxel and bevacizumab in Stage IIIB or IV non-squamous NSCLC.
     We believe that this study will suggest a benefit of ZYBRESTAT in NSCLC therapy. We further believe these data could be used to design a pivotal registration program with ZYBRESTAT in NSCLC and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in combination with commonly used anti-angiogenic therapeutics that act by selectively inhibiting a particular blood vessel growth path, namely, the vascular endothelial growth factor, or VEGF, pathway. In June 2010 the study reached its target enrollment with 63 patients randomized. Primary endpoints of this study were safety of the combination therapy and progression-free survival; secondary endpoints were overall survival and objective response rate.
     Edward Garon, M.D., Assistant Professor of Medicine at the University of California, Los Angeles and primary investigator in the study, presented the progression-free survival data from this study at the ASCO conference in Chicago, Illinois in June 2011. Dr. Garon’s updated analysis, conducted approximately 11 months after the enrollment of the last patient in June 2010, showed that the combination regimen of ZYBRESTAT plus bevacizumab, carboplatin and paclitaxel (ZYBRESTAT arm) appeared to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. In addition, a pre-specified subgroup analysis showed meaningful improvements in median time to progression for patients with poor performance status (ECOG Performance Status 1). Poor performance status in this context refers to patients who present with higher tumor burden or larger tumors, who have additional medical complications, who suffer from additional illnesses such as emphysema or diabetes, or who may be taking other medications. While the median time to progression for the overall patient population was similar in both arms of the study, 8.6 months for the ZYBRESTAT arm compared with 9.0 months on the control arm, an analysis of the patient strata showed that patients with poor performance status who received chemotherapy and bevacizumab showed a progression-free survival of only 3.8 months as compared to a median time to progression of 9.8 months in this same subgroup when receiving ZYBRESTAT along with chemotherapy and bevacizumab, with a hazard ratio of 0.51. This data, suggesting that the addition of ZYBRESTAT may benefit patients with a poorer performance status, is preliminary at this stage and we believe that more study is warranted by the meaningful improvements suggested among patients with poor performance status.

     Dr. Garon’s presentation also included data on the achieved rate of objective response. In terms of Partial Response as Best Overall Tumor Response (Intent to Treat) patients on the active treatment arm including ZYBRESTAT achieved a 56% rate of objective response according to RECIST criteria, as compared to 36% on the control arm.
     Since the presentation of the progression-free survival data at ASCO 2011, the overall survival follow-up has continued with each patient having been followed for survival for at least one year following the initiation of study therapy. The final results from this analysis were available in November 2011 and the analysis of the data showed that the combination regimen of ZYBRESTAT plus bevacizumab, carboplatin and paclitaxel (ZYBRESTAT arm) was observed to be well-tolerated with no significant cumulative toxicities or overlapping toxicities with bevacizumab when compared with the control arm of the study (standard chemotherapy plus bevacizumab). In addition, an analysis of patients with tumor burden greater than 10 cm suggested meaningful improvements in overall survival for patients receiving ZYBRESTAT in addition to bevacizumab and chemotherapy. For patients with this large tumor burden, median overall survival was 14.2 months, compared with 11.0 months for patients on the control arm of the study. For the overall patient population, no survival benefit was observed for patients receiving ZYBRESTAT.
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
     Based on the results of this Phase 2, single-arm, two-stage study, in February 2011, we announced that we have entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in up to 110 patients with relapsed, platinum-sensitive ovarian cancer. Under the terms of the agreement, we are providing ZYBRESTAT to NCI for an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. Investigators initiated enrollment in this Phase 2 study in the first half of 2011. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.
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
•	aggressive and difficult-to-treat solid tumors;

•	use in combination with chemotherapy in a variety of solid tumors, particularly those in which carboplatin and/or paclitaxel chemotherapy are commonly used; and

•	use in combination with commonly used drugs, such as bevacizumab, that interfere with blood vessel growth, or angiogenesis, in various solid tumor indications.
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
     Currently, we are exploring possible clinical studies but we have no firm plans to continue the evaluation of OXi4503 in patients with solid tumors. A proposal to study the use of OXi4503 in combination with a tyrosine kinase inhibitor in patients with advanced ovarian is in the evaluation stage.
     Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against acute myelogenous leukemia (AML) in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or myelodysplastic syndrome (MDS) in May 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available in 2012.
     The general direction of future development of OXi4503 for hematologic indications will depend on the outcome of the analysis of the study in AML, as well as available financial resources and potential partnering activities.
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
     Findings from the Phase 2 study, including effects on retinal thickness and retinal bleeding, are to be presented at the 6th Asia-Pacific-Vitreo Retinal Society Congress (APVRS) in Hyderabad, India on December 2, 2011.
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
Results of Operations
Three Months Ended September 30, 2011 and September 30, 2010
Revenue
     We reported no licensing revenue for the three months ended September 30, 2011 and September 30, 2010. Our only current source of potential revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement, if any, are expected to be minimal. We do not expect to generate material revenue or fee income in the near future unless we enter into a major licensing arrangement.
Costs and expenses
Summary
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

	Three Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$1,098	31%	$2,379	65%	$(1,281)	-54%
General and administrative	1,309	37%	1,256	35%	53	4%
Restructuring	1,146	32%	—		1,146

Total operating expenses	$3,553	100%	$3,635	100%	$(82)	-2%

Research and development expenses
     The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$500	46%	$1,510	63%	$(1,010)	-67%
Employee compensation and related	472	43%	644	27%	(172)	-27%
Employee stock-based compensation	5	0%	62	3%	(57)	-92%
Other	121	11%	163	7%	(42)	-26%

Total research and development	$1,098	100%	$2,379	100%	$(1,281)	-54%

     The reduction in external services expenses for the quarter ended September 30, 2011 compared to the same three month period in 2010 is primarily attributable to a reduction in spending on all of our clinical projects for the comparable periods with the majority of the reduction coming from ZYBRESTAT for oncology program, most prominently our anaplastic thyriod cancer and non-small cell lung cancer projects. These two major studies have been progressing to conclusion over the last 12 to 18 months. In addition, we experienced reductions in expenses on our OXi4503 and ZYBRESTAT for ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 to scale back efforts on some of our projects in these areas.
     The reduction in employee compensation and related expenses for the quarter ended September 30, 2011 compared to the same three month period of 2010 is due to the reductions in our clinical project expenses noted above. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
     We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2011 fiscal year.
General and administrative expenses
     The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

	Three Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$410	31%	$456	36%	$(46)	-10%
Employee stock-based compensation	46	4%	85	7%	(39)	-46%
Consulting and professional services	494	38%	453	36%	41	9%
Other	359	27%	262	21%	97	37%

Total general and administrative	$1,309	100%	$1,256	100%	$53	4%

     General and administrative expenses remained fairly flat for the comparable three month periods ended September 30, 2011 and September 30, 2010. Employee stock-based compensation expense can vary significantly from period to period due to the timing and vesting of option grants. During fiscal 2011, there have not been any stock option grants to employees. The increase in other expense for the three month period ended September 30, 2011 compared to the same three month period ended September 30, 2010 is attributable to higher fees and taxes related to being a public company.

Restructuring Plan
     On September 1, 2011, we announced a restructuring plan designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization.
     We offered severance benefits to the terminated employees, and anticipate recording a total charge of approximately $1,200,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we are implementing the reduction in work force in a phased manner. We took a restructuring charge in the third quarter of 2011 of approximately $1,146,000, with the remainder expected to be taken over the following two quarters as the transition is effected. Substantially all of the charge is expected to represent cash expenditures.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the three month periods ended September 30, 2011 and September 30, 2010, in thousands:

	Three months ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
Change in fair value of warrants and other financial instruments	$40	$(9,893)	$9,933	-100%
Investment income	1	3	(2)	-67%
Other (expense) income, net	(1)	(11)	10	-91%

Total	$40	$(9,901)	$9,941	-100%

     We recorded an unrealized (non cash) loss in 2011 and gain in 2010 as a result of the change in the estimated Fair Market Value of our common stock warrants issued in connection with the offerings of our common stock as discussed in the Warrants section of Note 5 to the financial statements.
     The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended September 30, 2011 and September 30, 2010, in thousands.

	Three months ended September 30,
	2011	2010
Committed Equity Financing Facility Warrants	$—	$5

Direct Registration Warrants	40	99

Private Placement Warrants	—	(9,997)

Total gain (loss) on change in fair market value of derivatives	$40	$(9,893)

Nine Months Ended September 30, 2011 and September 30, 2010
Revenue
     We reported no licensing revenue for the nine months ended September 30, 2011 and September 30, 2010. Our only current source of potential revenue is from the license to a third party of our formerly owned Nicoplex and Thiol nutritional and diagnostic technology. Future revenues from this license agreement, if any, are expected to be minimal. We do not expect to generate material revenue or fee income unless we enter into a major licensing arrangement.
Costs and expenses

Summary
          The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses. This table also provides the changes in our operating components and their percentages:

		Nine Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
		Operating		Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$4,280	45%	$9,912	66%	$(5,632)	-57%
General and administrative	4,095	43%	4,637	31%	(542)	-12%
Restructuring	1,146	12%	510	3%	636	125%

Total operating expenses	$9,521	100%	$15,059	100%	$(5,538)	-37%

Research and development expenses
          The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses. The table also provides the changes in these components and their percentages:

		Nine Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$2,050	48%	$6,703	68%	$(4,653)	-69%
Employee compensation and related	1,664	39%	2,579	26%	(915)	-35%
Employee stock-based compensation	171	4%	109	1%	62	57%
Other	395	9%	521	5%	(126)	-24%

Total research and development	$4,280	100%	$9,912	100%	$(5,632)	-57%

          The reduction in external services expenses for the nine month period ended September 30, 2011 compared to the same nine month period in 2010 is primarily attributable to a reduction in spending on all of our clinical projects for the comparable periods with the majority of the reduction coming from ZYBRESTAT for oncology program, most prominently our anaplastic thyriod cancer and non-small cell lung cancer projects. These two major studies have been progressing to conclusion over the last 12 to 18 months. In addition, we experienced reductions in expenses on our OXi4503 and ZYBRESTAT for ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 to scale back efforts on some of our projects in these areas.
          The reduction in employee compensation and related expenses for the nine month period ended September 30, 2011 compared to the same nine month period of 2010 is due to the reductions in our clinical project expenses noted above. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
          The increase in stock-based compensation expense for the nine month period ended September 30, 2011 compared to the same nine month period of 2010 is primarily due to the timing of issuance and vesting of stock options for the comparable periods.
          The reduction in other expenses for the nine month period ended September 30, 2011 compared to the same nine month period of 2010 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable periods.

General and administrative expenses
          The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses. The table also provides the changes in these components and their percentages:

		Nine Months ended September 30,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%

Employee compensation and related	$1,395	34%	$1,591	34%	$(196)	-12%
Employee stock-based compensation	331	8%	312	7%	$19	6%
Consulting and professional services	1,460	36%	1,909	41%	$(449)	-24%
Other	909	22%	825	18%	$84	10%

Total general and administrative	$4,095	100%	$4,637	100%	$(542)	-12%

          The reduction in employee compensation and related expenses for the nine month period ended September 30, 2011 compared to the same nine month period of 2010 is due to a reduction in our average full time equivalents for the comparable periods. In February 2010, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.
          The reduction in consulting and professional services expenses for the nine month period ended September 30, 2011 compared to the same nine month period of 2010 is primarily due to one time costs incurred in our attempt to acquire Vaxgen Inc and due to the PIPE financing deal that did not recur in the 2011 period and lower board member compensation attributable to lower stock cost basis during the 2011 nine month period as board members are paid in the form of non-cash stock grants. In addition, we experienced lower legal, accounting and service provider expenses due to fewer significant transactions during the 2011 period.
Restructuring Plan
          On September 1, 2011, we announced a restructuring plan designed to focus our capital resources on its most promising early-stage clinical programs and further reduce our cash utilization.
          We offered severance benefits to the terminated employees, and anticipate recording a total charge of approximately $1,200,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we are implementing the reduction in work force in a phased manner. We took a restructuring charge in the third quarter of 2011 of approximately $1,146,000, with the remainder expected to be taken over the following two quarters as the transition is effected. Substantially all of the charge is expected to represent cash expenditures.
          We also executed a restructuring in February 2010, designed to focus our existing resources on our highest-value clinical assets and reduce our cash utilization. We incurred a charge of $510,000, primarily associated with personnel-related termination costs in connection with this restructuring.
Other Income and Expenses
     The table below summarizes Other Income and Expense in our Statements of Operations for the nine month periods ended September 30, 2011 and September 30, 2010, in thousands:

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
Change in fair value of warrants and other financial instruments	$2,219	$(6,987)	$9,206	-132%
Investment income	3	14	(11)	-79%
Other (expense) income, net	(9)	5	(14)	-280%

Total	$2,213	$(6,968)	$9,181	-132%

          We recorded an unrealized (non cash) gain in both the 2011 and 2010 periods as a result of the change in the estimated Fair Market Value of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 4 to the financial statements.
          The table below summarizes the components of the change in fair value of warrants for the nine month periods ended September 30, 2011 and September 30, 2010, in thousands.

	Nine months ended September 30,
	2011	2010
Committed Equity Financing Facility Warrants	$3	$95

Direct Registration Warrants	99	2,077

Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,433)

Gain recognized in connection with warrant exchange agreements	690	—

Private Placement Warrants	1,427	(4,726)

Total gain (loss) on change in fair market value of derivatives	$2,219	$(6,987)

Liquidity and Capital Resources
          To date, we have financed our operations principally through net proceeds received from private and public equity financing and through our strategic development arrangement with Symphony. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2011, we had an accumulated deficit of approximately $215,008,000. We expect to continue to incur ongoing losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $12,664,000 at September 30, 2011.
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine months ended September 30,
	2011	2010
Operating activities:

Net loss	$(7,308)	$(22,027)
Non-cash adjustments to net loss	(1,552)	7,787
Changes in operating assets and liabilities	(117)	(3,703)

Net cash used in operating activities	(8,977)	(17,943)

Investing activities:

Change in other assets	—	40

Net cash provided by investing activities	—	40

Financing activities:
Proceeds from issuance of common stock	17,019	10,425

Net cash provided by financing activities	17,019	10,425

Increase (decrease) in cash and cash equivalents	8,042	(7,478)

Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$12,644	$6,454

          Non-cash adjustments to net loss in the nine month period ended September 30, 2011 consist primarily of a gain from a change in the fair value of warrants and other financial instruments of $2,219,000, offset in part by stock compensation expense of $550,000 related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $234,000, an increase in prepaid expenses and other current assets of $62,000 and a reduction in restricted cash of $55,000. Net cash provided by financing activities for the nine month period ended September 30, 2011 is primarily attributable to the sale of common stock under our “at the market” equity financing facility discussed below.
          On September 1, 2011, we announced a restructuring plan designed to focus our capital resources on the most promising early-stage clinical programs and further reduce our cash utilization.
          We offered severance benefits to the terminated employees, and anticipate recording a total charge of approximately $1,200,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we are implementing the reduction in work force in a phased manner. We took a restructuring charge in the third quarter of 2011 of approximately $1,146,000, with the remainder expected to be taken over the following two quarters as the transition is effected. Substantially all of the charge is expected to represent cash expenditures. Upon completion of the restructuring activities associated with the restructuring, we expect to reduce expenses from current levels by an annual amount of approximately $2,000,000.
          During the nine months ended September 30, 2011, we sold approximately 7,707,000 shares of common stock pursuant to an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV resulting in net proceeds to us of approximately $17,019,000. During the nine months ended September 30, 2011, we sold approximately 7,707,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to us of approximately $17,019,000. In October 2011 we sold approximately 86,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds of approximately $128,000. Under our current prospectus supplement to Form S-3 dated July 8, 2011, there remains approximately $3,700 in net proceeds available to be sold under the ATM arrangement. No assurance can be given that we will sell any additional shares under the ATM sales agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.
          Based on our current ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our cash resources to fund operations through the first half of fiscal 2013. We are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. If we are unable to access additional funds when needed, we would not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, will likely be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2010, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a going concern explanatory paragraph. If we are unable to access additional funds in the future, it is likely that our 2011 Report of Independent Registered Public Accounting Firm will also include a going concern explanatory paragraph.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          At September 30, 2011, we did not hold any derivative financial instruments. As of September 30, 2011 we did not hold any commodity-based instruments or other long-term debt obligations. We account for all of our other warrants issued in connection with our equity financings as liabilities.
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
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures.
          The Securities and Exchange Commission, or SEC, requires that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     Other than as set forth below, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
We have recently implemented a reduction in force, and now have a limited number of employees to manage and operate our business.
As announced in September 2011, we have implemented a restructuring plan designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. This restructuring plan involved a reduction in force of 11 full-time equivalent employees, or approximately 61%. We currently have 11 full-time employees. This reduction in force and focus on reducing cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

10.1@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011.

10.2@	OXiGENE, Inc. 2005 Stock Plan (as amended on October 31, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on October 31, 2011).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements.**

@	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)
Date: November 10, 2011	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: November 10, 2011	By:	/s/ James B. Murphy
James B. Murphy
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011.

10.2@	OXiGENE, Inc. 2005 Stock Plan (as amended on October 31, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on October 31, 2011).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements.**

@	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.