Form 10-K
period 2011-12-31
OXIGENE INC
filed 2012-03-28
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

Commission file number: 0-21990

OXiGENE, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 Gateway Boulevard, Suite 210 South San Francisco, CA	94080 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 635-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share Common stock purchase rights	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2011 was $34,155,000.

As of March 22, 2012, the aggregate number of outstanding shares of common stock of the registrant was 16,175,092.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Our Company

Our Business

We are a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. Our primary focus is the development of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival, and also are associated with visual impairment in a number of ophthalmological diseases and conditions.

We intend to primarily target the development of our product candidates for the treatment of rare cancers that will be eligible for orphan drug status from the Food and Drug Administration, or FDA. Our lead candidate, ZYBRESTAT, has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced anaplastic thyroid cancer, or ATC, and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC, as well as in ovarian cancer.

By focusing on developing ZYBRESTAT in ATC, and potentially pursuing other rare or orphan indications, we believe we will be able to take advantage of significant benefits associated with orphan drug status, such as:

•	Study design assistance from the appropriate FDA center,

•	Exemption from application-filing fees,

•	Possible grant funding for Phase 1 and 2 clinical trials,

•	Tax credits for some clinical research expenses, and

•	Seven years of marketing exclusivity after the approval of the drug.

The Orphan Drug Act was passed in January 1983 to stimulate the research, development, and approval of products that treat rare diseases. An orphan drug is defined as a product that treats a rare disease affecting fewer than 200,000 patients in the United States. Drugs are granted orphan status for a specific indication.

To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated.

ZYBRESTAT for Oncology

ZYBRESTAT is a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within solid tumors, also referred to as vascular disruption. Vascular disruption leads to tumor hypoxia, which refers to the process of starving the tumor of vitally necessary oxygen supply and subsequent tumor cell death. More specifically, ZYBRESTAT selectively targets the existing abnormal and largely immature vasculature found specifically in most solid tumors and causes endothelial cells that make up the walls of the blood vessels in that vasculature to lose their normally flat shape and to become round, thus blocking the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen and nutrients, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types.

Our top priority is to pursue the clinical development of ZYBRESTAT in ATC. ATC is a very aggressive, rare but lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective therapies, median survival from the time of diagnosis is approximately 3-4 months. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, and we are currently planning a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial. We believe that the FACT 2 trial represents a critical opportunity to demonstrate the value of our key asset, ZYBRESTAT, and has the potential to create significant value for our company and our shareholders. As such, our primary corporate strategy for 2012 is to secure sufficient funding to conduct the trial. We also intend to pursue a special protocol assessment (SPA) for this program with the FDA, with the goal of laying the foundation for initiation of this global registration study. We believe completion of the FACT2 study, assuming continued positive clinical results, will be sufficient to obtain FDA approval and approval in Europe for the treatment of patients with advanced ATC.

Clinical Development of ZYBRESTAT in anaplastic thyroid cancer (ATC)

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

We subsequently conducted the FACT (fosbretabulin in anaplastic cancer of the thyroid) trial, a randomized Phase 2/3 study in ATC, which enrolled 80 patients between July 2007 and February 2010. A total of 40 clinical sites in 11 countries participated in this clinical study, which was conducted in accordance with good clinical practice guidelines and a Special Protocol Assessment, or SPA, with the FDA. The trial was originally designed to evaluate ZYBRESTAT in 180 patients as a potential treatment for ATC.

The primary endpoint for the FACT trial was overall survival. Eligible patients were randomized to receive either ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to the control arm of the study, in which they received only carboplatin and paclitaxel. Central pathology review by external pathologists not associated with the study was utilized to confirm the histological diagnosis prior to enrollment of patients.

Due to the rarity of the disease and the fact that many of the patients screened for the study did not meet the trial’s inclusion criteria or either died or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting us, in February 2010, we chose to continue to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC in accordance with the SPA, but to stop further enrollment.

During a meeting on March 16, 2011, the FDA indicated that the data from the FACT trial are suggestive of possible clinical activity that may warrant continued development, and that to seek regulatory approval, we should plan to conduct an additional clinical trial with a survival endpoint. The FDA also confirmed that, as we expected, the SPA that had been agreed upon at the start of the study is no longer in effect.

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

We are currently planning to conduct a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, the FACT 2 trial, subject to obtaining sufficient financial resources in order to do so. A Company-sponsored Phase 3 registrational study of ZYBRESTAT in patients with ATC, as suggested by the FDA, would require significant additional capital. Due to the rarity of ATC, which afflicts only approximately 4,000 people worldwide per year, and the fact that the median length of survival from time of diagnosis for patients with ATC is only approximately 3-4 months, our strategy is to recruit patients to a large number of clinical trial sites to participate in the trial. We are hopeful that we can finance a large portion of the costs of this trial from private and/or public equity offerings; however, clinical trials are extremely costly and time-consuming, particularly in orphan indications such as ATC. Any significant progress related to this clinical trial will be dependent on obtaining sufficient financial resources in order to do so.

In December 2011, we established a partnership agreement to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our newly formed named patient program, to be managed by Azanta Danmark A/S, or Azanta, provides a regulatory mechanism to allow healthcare professionals in the territory to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta, and Azanta will serve as our exclusive distributor for ZYBRESTAT in the specified territory for this purpose. Azanta will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. We and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement.

FALCON (fosbretabulin in advanced lung oncology) trial — randomized, controlled Phase 2 study with ZYBRESTAT in non-small cell lung cancer

We evaluated ZYBRESTAT in a randomized, controlled Phase 2 clinical trial, which we refer to as the FALCON trial, as a potential first-line treatment for stage IIIB/IV non-small cell lung cancer, or NSCLC. In the FALCON trial, patients were randomized either to the treatment arm of the study, in which they received ZYBRESTAT in combination with the chemotherapeutic agents, carboplatin and paclitaxel, and bevacizumab, a drug that interferes with blood vessel growth, or angiogenesis, or to the control arm of the study, in which they received a standard combination regimen of carboplatin, paclitaxel and bevacizumab. The objective of the study was to determine the safety, tolerability, and efficacy of ZYBRESTAT at a dose of 60 mg/m2 in combination with carboplatin, paclitaxel and bevacizumab in Stage IIIB or IV non-squamous NSCLC. Primary endpoints of this study were safety of the combination therapy and progression-free survival; secondary endpoints were overall survival and objective response rate.

Edward Garon, M.D., Assistant Professor of Medicine at the University of California, Los Angeles and primary investigator in the study, presented the progression-free survival data from this study at the ASCO conference in Chicago, Illinois in June 2011. Dr. Garon’s updated analysis, conducted approximately 11 months after the enrollment of the last patient in June 2010, showed that the combination regimen of ZYBRESTAT plus bevacizumab, carboplatin and paclitaxel (ZYBRESTAT arm) appeared to be well-tolerated with no significant cumulative toxicities when compared with the control arm of the study. Dr. Garon’s presentation also included data on the achieved rate of objective response. In terms of Partial Response as Best Overall Tumor Response (Intent to Treat) patients on the active treatment arm including ZYBRESTAT achieved a 56% rate of objective response according to RECIST criteria, as compared to 36% on the control arm. Further analysis also suggested that the addition of ZYBRESTAT may benefit patients with a poorer performance status. Poor performance status in this context refers to patients who present with higher tumor burden or larger tumors, who have additional medical complications, who suffer from additional illnesses such as emphysema or diabetes, or who may be taking other medications.

Since the initial presentation of the progression-free survival data at ASCO 2011, the overall survival follow-up has continued with each patient having been followed for survival for at least one year following the initiation of study therapy. The final results from this analysis were available in November 2011, and the analysis of the data showed that the combination regimen of ZYBRESTAT plus bevacizumab, carboplatin and paclitaxel (ZYBRESTAT arm) was observed to be well-tolerated with no significant cumulative toxicities or overlapping toxicities with bevacizumab when compared with the control arm of the study (standard chemotherapy plus bevacizumab). However, for the overall patient population, no survival benefit was observed for patients receiving ZYBRESTAT. Similar to the initial findings regarding progression-free survival, an analysis of patients with more advanced disease as indicated by a tumor burden greater than 10 cm or poor performance status suggested meaningful improvements in overall survival for patients receiving ZYBRESTAT in addition to bevacizumab and chemotherapy.

While we believe that these data could be used to design a specific clinical program with ZYBRESTAT and more generally, provide clinical validation supporting further evaluation of ZYBRESTAT in patients with poor-prognosis NSCLC in combination with standard chemotherapy and anti-VEGF therapy, there is no precedent and no established regulatory pathway for such an approach. Therefore, we are not currently actively pursuing poor-prognosis NSCLC as a target indication.

ZYBRESTAT in ovarian cancer

At the 2009 ASCO Annual Meeting, we reported positive final data from an investigator-sponsored Phase 2 study of ZYBRESTAT and carboplatin plus paclitaxel chemotherapy in patients with platinum-resistant ovarian cancer. Ovarian cancer is an orphan indication, and OXiGENE has received orphan designation for ZYBRESTAT in this indication.

Based on the results of this Phase 2, single-arm, two-stage study, in February 2011, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program (CTEP) to collaborate on the conduct of a randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in up to 110 patients with relapsed, platinum-sensitive ovarian cancer. Under the terms of the agreement, we are providing ZYBRESTAT to NCI for an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer. The aim of the trial will be to determine if the combination of ZYBRESTAT and bevacizumab will enhance anti-tumor effects and further delay tumor progression when compared to bevacizumab alone. Investigators initiated enrollment in this Phase 2 study in the first half of 2011, and this study is actively recruiting patients. The primary endpoint of the study will be progression-free survival, with results expected to become available in early 2013.

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

Possible areas for future development

ATC and ovarian cancer, and potentially other orphan indications, represent areas for further development and significant unmet medical needs, and thus significant potential commercial market opportunities.

Further development of our ongoing clinical trials will depend on continuing analysis and results of ongoing clinical studies, as well as available financial resources and/or potential partnering activities.

OXi4503, a unique, second generation VDA for oncology indications

We are currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types and for the treatment of myeloid leukemias, which also represent orphan indications. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity: in addition to having potent vascular disrupting effects, OXi4503 is unique in that certain enzymes in the human body can help convert it to a form of chemical that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of the enzymes that facilitate the conversion of OXi4503 to the form of chemical that kills tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Cancer Research United Kingdom. In collaboration with us, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, UK and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well-tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We also evaluated escalating doses of OXi4503 in an OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. Currently, we are exploring possible clinical studies but we have no firm plans to continue the evaluation of OXi4503 in patients with solid tumors.

Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against acute myelogenous leukemia (AML) in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or myelodysplastic syndrome (MDS) in May 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available in the fourth quarter of 2012.

The general direction of future development of OXi4503 for hematologic indications will depend on the outcome of the analysis of the study in AML, as well as available financial resources and potential partnering activities.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we have previously undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. Due to financial constraints, we are not actively pursuing development in this area at this time.

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

Data from the FAVOR trial, in which ZYBRESTAT at different doses was compared to placebo in patients with PCV, followed by imaging of the retina on days 2, 8, 15, and 28, were presented at the 6th Asia-Pacific VitreoRetina Society (APVRS) Congress in Hyderabad, India on December 2, 2011.

We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, many of which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.

For this purpose we have undertaken preclinical testing of a potential “minitab” topical formulation of ZYBRESTAT which has demonstrated attractive pharmacokinetic and safety properties and efficacy in destroying abnormal vasculature in a rat choroidal melanoma model following administration in the eye. We believe that a topical formulation would enhance our partnering opportunities to further develop ZYBRESTAT in diseases of the eye.

We have also evaluated the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT for topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.

Company Background

We are a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with our principal corporate office in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). We also have an office at 300 Bear Hill Road, Waltham, Massachusetts 02451. Our Internet address is www.oxigene.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors” section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our web site does not form a part of this Form 10-K.

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

Since 2004, multiple drugs that interfere with blood vessel growth or anti-angiogenics (see table below), have been approved for a variety of cancer and ophthalmology indications, and development of approved anti-angiogenic drugs for new indications continues. Physician adoption of these first-generation anti-vascular drugs has been rapid and continues to accelerate.

We believe that our VDA drug candidates are second-generation anti-vascular drugs that differ from and are complementary and non-competitive with anti-angiogenic agents. Similar to anti-angiogenic agents, our VDA drug candidates are anti-vascular drugs that exert therapeutic effects by depriving tumors and in the case of eye disease, ocular lesions of blood supply. We also believe that our VDA therapeutics may be better tolerated than anti-angiogenic drugs and may potentially have utility in later-stage tumors that have become unresponsive to anti-angiogenic therapies.

In September 2006, we announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab, a widely-used anti-angiogenic drug that acts by inhibiting VEGF, a pro-angiogenic growth factor. In this article, Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT and an anti-angiogenic agent (an anti-VEGF-receptor antibody) had synergistic effects on tumors.

In December 2007, we completed a Phase 1b clinical trial to evaluate ZYBRESTAT in combination with bevacizumab (an approved and widely-used anti-VEGF monoclonal antibody) in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in patients who had failed previous treatments and were in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, we reported final data from the trial showing that the two-drug combination appeared to be well-tolerated with early signs of clinical efficacy (9 of 16 patients with stable disease responses with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

We believe that these pre-clinical and clinical research results suggest combining VDA and anti-angiogenic therapies may be a compelling strategy to maximize the therapeutic potential of VDAs and anti-angiogenic drugs in the treatment of solid tumors. We believe the potential ability to synergistically combine VDA drugs with anti-angiogenic therapeutics affords it a wide range of future development and commercialization options with our VDA drug candidates, including tumor types and treatment settings where anti-angiogenic drugs are commonly utilized, as well as those where anti-angiogenic agents are either poorly tolerated, ineffective, no longer effective, or not commonly utilized.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In pre-clinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from initial human clinical studies conducted by us with combinations of ZYBRESTAT and the widely-used anti-angiogenic drug, bevacizumab, provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects.

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
typical of a “vascularly active”
chronic disease (e.g., transient
and manageable hypertension)

Mostly non-overlapping with
anti-angiogenics

Compare favorably with anti-
angiogenics

We believe our VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause shape change of tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that our VDA drug candidates act in a reversible fashion on a protein called tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, ZYBRESTAT is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies and suggested in imaging studies of human patients treated with ZYBRESTAT and OXi4503.

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

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with ZYBRESTAT are typically transient and manageable. The most frequent ZYBRESTAT side-effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, ZYBRESTAT also exhibits cardiovascular effects, which in the majority of patients are mild and transient in nature. Approximately 10-20% of patients treated with ZYBRESTAT experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurrence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by us, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

RESEARCH AND DEVELOPMENT AND COLLABORATIVE ARRANGEMENTS

Our strategy is to develop innovative therapeutics for oncology and to leverage our drug candidates and technology in the field of ophthalmology. Our principal focus is to advance the clinical development of our drug candidates ZYBRESTAT and OXi4503 and to identify new pre-clinical candidates that are complementary to our VDAs. To advance our strategy, we have established relationships with universities, research organizations and other institutions in these fields.

We intend to continue to rely on these relationships, rather than expand our in-house research and development staff. In general, these programs are created, developed and controlled by our internal management. Currently, we have collaborative agreements and arrangements with a number of institutions in the United States and abroad, which we utilize to perform the day-to-day activities associated with drug development. In 2011, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas;

•	Beth Israel Deaconess Medical Center, Boston, Massachusetts;

•	University of Oxford, Oxford, United Kingdom; and

•	University College London, London, United Kingdom.

We have secured a technology license from Arizona State University (ASU). The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, OXi4503. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty and milestone payments under the license agreement. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. Payments made to ASU to date have amounted to $2,500,000. The agreement is to terminate on December 31, 2014 or within two months of receipt of written notice of termination from us.

Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We also believe that our hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503. We also have a license and research agreement from Baylor University. The Baylor agreement provides an exclusive license to all novel compositions developed under a research program that we fund, which focuses on novel compounds for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. We have the right to grant sublicenses under the Baylor license. The agreement with Baylor requires that we either fund the research program from year to year or pay a minimum annual license fee of up to $40,000. The agreement stipulates that we will pay royalties up to the low-single-digits should sales be generated through use of Baylor’s licensed compounds. We are not required to pay Baylor for use of Baylor’s compounds other than pursuant to this arrangement. We are entitled to file, prosecute and maintain patent applications on products for which we have a license under this agreement. We have made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor and we continue to fund the research program under the Baylor agreement. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in June 2026.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb (BMS) for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT. Under the BMS license, we have the right to grant sublicenses. BMS is entitled to low-single-digit royalty payments under the license agreement. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in December 2021.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will also inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

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

ZYBRESTAT was awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, as well as in Ovarian cancer and by the European Commission in the European Union for the treatment of anaplastic thyroid cancer.

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

PATENTS AND PROPRIETARY RIGHTS

We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture, as well as modified forms of naturally-expressed receptors, in the United States and other jurisdictions internationally that we consider key pharmaceutical markets. We also rely upon trade secrets and contracts to protect our proprietary information.

As of March 9, 2012, we were the exclusive licensee, sole assignee or co-assignee of twenty-eight (28) granted United States patents, sixteen (16) pending United States patent applications, two (2) pending Patent Cooperation Treaty international patent applications and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file United States and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following United States patents owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
ZYBRESTAT*	Methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel	December 2021
	Lyophilized or crystalline combretastatin A-4 phosphate tromethamine	September 2021
OXi4503**	Composition of matter for combretastatin A-1 (active)	April 2012
	Composition of matter for OXi4503 (combretastatin-A1- disodium-phosphate (OXi4503) pro-drug)	October 2021

*	In-licensed from Bristol-Myers Squibb

**	In-licensed from Arizona State University

In addition to these patents, for some of our product candidates, we have patents and/or applications that cover a particular form or composition, used as part of combination therapy or method of preparation or use, as well as other pending patent applications. These issued patents, including any patents that issue from pending applications, could provide additional or a longer period of protection. We also have patent applications pending that seek equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under the federal Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of a new drug application, or NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

COMPETITION

The industry in which we are engaged is characterized by rapidly evolving technology and intense competition. Our competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many of the small companies that compete with us have also formed collaborative relationships with large, established companies to support research, development, clinical trials and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures or other collaborations.

We are aware of a limited number of companies involved in the development of VDAs. Such companies include Sanofi-Aventis, Myrexis, Nereus and MediciNova, all of which have VDAs that management believes are at an earlier or similar stage of clinical development than our lead drug candidate, ZYBRESTAT.

We expect that, if any of our products gain regulatory approval for sale, they will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and patent protection. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products and implement joint ventures or other alliances with large pharmaceutical companies in order to jointly market and manufacture our products.

EMPLOYEES

We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing much of our research, development, pre-clinical testing and clinical trial activity, although we maintain managerial and quality control over its clinical trials. As of March 9, 2012, we had a total of eight full-time employees and approximately three full-time equivalent employees working on a part-time basis.

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

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We will be required to raise additional funds to finance our operations, continue the development of our product candidates and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies and those of our partners, the cost, timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time.

In addition to our purchase agreement with Lincoln Park Capital, we are aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash and cash equivalents to support our operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of our most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities, including but not limited to the FACT 2 trial, will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, and in particular whether we initiate the proposed FACT 2 study in ATC; the costs of complying with FDA and other regulatory agency requirements, including addressing findings set forth by the FDA in its correspondence to us in March 2012, which will be significant – as described in the Risk Factors below regarding the conduct of clinical trials and regulatory requirements; the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be impaired if our common shares lose their status on The NASDAQ Capital Market. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2011, the Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements section in this Form 10-K includes a going concern explanatory paragraph.

Our facility with LPC will not be sufficient to satisfy our capital requirements for all of our contemplated clinical trials.

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock with Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. We may direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. We will not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. In addition, as a result of Nasdaq rules, we cannot sell Lincoln Park more than 2,974,483 shares of our common stock, representing 19.9% of our outstanding shares at the time we entered into the Lincoln Park facility in November 2011, at an average price per share that is less than $1.3051 (the deemed market value per share of our common stock for purposes of the agreement). At our current stock price, this would mean that we cannot access more than approximately $3 million of the $20 million in potential proceeds under the Lincoln Park facility without obtaining shareholder approval, which we intend to do at our 2012 annual meeting of shareholders. The funding available from LPC may not be available when needed, or at all, depending on the market price of our common stock.

The extent to which we rely on LPC as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from LPC were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to LPC under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

Due in part to our constrained financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed, and/or we may be unable to pursue the clinical trials that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we have had to curtail clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes. For example, in February 2010 we announced a restructuring of our clinical development programs. As a part of that restructuring, we stopped enrollment in our FACT trial and have redirected available resources away from other clinical trial programs in favor of those we believe to have the highest value. In addition, in September 2011, we implemented a reduction in force, and now have only a limited number of employees to manage and operate our business and clinical programs.

We intend to pursue a second clinical trial of ZYBRESTAT in ATC, but our current financial resources are insufficient to allow us to do so without substantial additional funding. Due to the rarity of ATC, which afflicts only approximately 4,000 people worldwide per year, and the fact that the median length of survival from time of diagnosis for patients with ATC is only approximately 3-4 months, our strategy is to recruit patients to a large number of clinical trial sites to participate in the trial. This clinical trial will be extremely costly and time-consuming, and we cannot assure you that the results of this trial will be sufficient to form the basis of a successful new drug application or that we will have sufficient financial resources to allow us to complete the trial.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs. We cannot assure you that any resources that we devote to acquired or in-licensed programs will result in any products that are superior to our internally developed products.

If we or the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We use independent clinical investigators and, in many cases, contract research organizations and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol. Currently our only clinical trial activities involving ZYBRESTAT are being conducted by physician clinical investigators who are independent of us, but with whom we have agreements for them to provide the results of their clinical trials to us. In order for us to rely on data from these ongoing studies in support of a marketing application, or NDA, for approval of any of our product candidates by the FDA or other regulatory authorities, the independent investigators are required to comply with FDA requirements applicable to their studies.

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

In February 2012, we were inspected by the FDA, and in March 2012, we received a Form FDA 483 containing observations from that inspection. The Form FDA 483 noted observations of certain deficiencies in the conduct of our FACT trial in ATC, which was conducted from July 2007 – February 2010. These observations related to the FDA’s good clinical practice requirements and included the failure to insure proper monitoring of third party clinical investigators who were participants in our FACT trial, the failure to promptly bring non-compliant clinical investigators into compliance, and the selection of clinical trial monitors by our clinical research organizations, or CROs, outside the United States who were not sufficiently qualified by experience and training to monitor clinical trials. The Form FDA 483 also included observations related to the failure to address the improper storage of a drug that was being used in the trial, and the failure to maintain records and case histories in compliance with FDA regulations. The issues noted in the Form FDA 483 had previously been identified and addressed by our management as part of an internal review, first disclosed by us in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance.

Our response to the Form FDA 483 describes the corrective actions that we have taken and will continue to take in response to this matter. While we have taken steps and are taking further steps promptly to strengthen our procedures in order to ensure that these issues will not recur in any future clinical trials sponsored by us for any of our product candidates, we cannot assure you that the FDA will be satisfied with our response, that the FDA will not issue a warning letter or take other enforcement action against us, or that similar issues will not recur in the future. The results of this inspection may cause the FDA to disqualify some or all of the data from the FACT trial and not consider it in any future NDA for ZYBRESTAT, which could result in delays or difficulties in obtaining the regulatory approvals that will be required to market ZYBRESTAT. In addition, the steps we take to strengthen our procedures and conduct future clinical trials necessary for approval will be time-consuming and expensive, and we believe, but cannot assure you, that those steps will be sufficient to address the issues that were identified by the FDA in the Form FDA 483.

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

We have only a limited number of employees to manage and operate our business.

As announced on September 1, 2011, we have implemented a restructuring plan designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. This restructuring plan involved a reduction in force of 11 full-time equivalent employees, or approximately 61%. As of March 9, 2012, we had a total of eight full-time employees and approximately three full-time equivalent employees working on a part-time basis. This reduction in force and focus on reducing cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2011, had an accumulated deficit of approximately $217,353,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

We depend heavily on our executive officers, directors, and principal consultants and the loss of their services would materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others. The loss of the services of any of these individuals would have a material adverse effect on our business. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

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

We have licensed in rights to ZYBRESTAT, OXi4503 and other programs from third parties. If our license agreements terminate or expire, we may lose the licensed rights to our product candidates, including ZYBRESTAT and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

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

Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our effort, although those processes, as such, may not be patentable. In addition, the issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 9, 2012, we were the exclusive licensee, sole assignee or co-assignee of twenty-eight (28) granted United States patents, sixteen (16) pending United States patent applications, two (2) pending Patent Cooperation Treaty international patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

We require employees and the institutions that perform our preclinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us to be kept confidential and not to be disclosed to third parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

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

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate.

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

•

we fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA or other regulatory agencies;

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•	slow enrollment and retention rate of subjects in clinical trials;

•	failure to achieve compliance with the FDA requirements noted in the agency’s March 2012 letter to us regarding certain observations about our FACT trial in ATC;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results;

•	serious and unexpected drug-related side effects; and

•	failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us.

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

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

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

If physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend our drugs for a variety of reasons including:

•	timing of market introduction of competitive products;

•	demonstration of clinical safety and efficacy compared to other products;

•	cost-effectiveness;

•	limited or no coverage by third-party payers;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	restrictions in the label of the drug;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support of our products.

If any of our product candidates are approved, but fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

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

Market acceptance and sales of any one or more of our product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the U.S. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our product candidates. Members of the U.S. Congress and some state legislatures are seeking to overturn at least portions of the legislation, and we expect they will continue to review and assess this legislation and possibly alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered for resale or are available for sale pursuant to Rule 144 under the Securities Act of 1933, as amended, and may be sold from time to time. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

ITEM	1B. UNRESOLVED STAFF COMMENTS

None.

ITEM	2. PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California where it leases approximately 12,000 square feet of general office space. The initial term of the lease expires on April 30, 2013. In addition, OXiGENE leases approximately 2,500 square feet of general office space located in Waltham, Massachusetts. The lease expires on May 31, 2012. The Company will not extend the lease of its Waltham office.

ITEM	3. LEGAL PROCEEDINGS

None.

ITEM	4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Capital Market under the symbol “OXGN.” Prior to March 3, 2011, OXiGENE’s common stock was traded on The NASDAQ Global Market under the symbol “OXGN.” The following table sets forth the high and low sales price per share for our common stock on The NASDAQ Global Market and The NASDAQ Capital Market, as applicable, for each quarterly period during the two most recent fiscal years and subsequent interim periods.

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

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$5.20	$1.69	$27.60	$20.00
Second Quarter	$6.38	$1.52	$26.40	$7.40
Third Quarter	$2.65	$1.00	$11.00	$5.20
Fourth Quarter	$1.97	$0.82	$6.00	$3.80

On March 22, 2012, the closing price of the Company’s common stock on The NASDAQ Capital Market was $1.05 per share.

As of March 9, 2012, there were approximately 90 stockholders of record of the approximately 15,956,000 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2011 Special Meeting of Stockholders, that there are approximately 6,000 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

ITEM	6. SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2011. The selected financial data for each of the five years in the period ended December 31, 2011 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

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

	Years ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
License Revenue:	$—	$—	$—	$12	$12
Operating costs and expenses:
Research and development	5,291	12,114	22,256	18,995	14,511
General and administrative	5,375	5,885	8,900	6,957	7,774
Restructuring	1,226	510	—	—	—

Total operating costs and expenses	11,892	18,509	31,156	25,952	22,285

Loss from operations	(11,892)	(18,509)	(31,156)	(25,940)	(22,273)
Change in fair value of warrants and other financial instruments	2,222	(6,018)	2,166	3,335	—
Investment income	7	17	110	618	1,955
Other income (expense), net	10	740	(63)	66	(71)

Consolidated net loss	$(9,653)	$(23,770)	$(28,943)	$(21,921)	$(20,389)

Net loss attributed to non controlling interest (1)	$—	$—	$(4,215)	$(520)	$—

Net loss attributed to OXiGENE, Inc.	$(9,653)	$(23,770)	$(24,728)	$(21,401)	$(20,389)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc	$—	$—	$(10,383)	$—	$—
Net loss applicable to common stock	$(9,653)	$(23,770)	$(35,111)	$(21,401)	$(20,389)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.86)	$(5.96)	$(13.15)	$(13.96)	$(14.60)
Weighted-average number of common shares outstanding	11,167	3,988	2,671	1,533	1,397

	2011	2010	2009	2008	2007
	(Amounts in thousands except per share amounts)
BALANCE SHEET DATA:
Cash, restricted cash and equivalents and available-for-sale securities	$9,992	$4,677	$14,072	$18,918	$28,438
Marketable securities held by Symphony ViDA, Inc., restricted	—	—	—	14,663	—
Working capital	8,394	1,797	6,356	28,320	23,880
Total assets	11,056	5,567	15,617	35,031	30,064
Total liabilities	2,259	10,822	9,818	6,292	5,207
Accumulated deficit	(217,353)	(207,700)	(183,930)	(159,202)	(137,801)
Noncontrolling interest	—	—	—	9,432	—
Total stockholders’ equity (deficit)	$8,797	$(5,255)	$5,799	$28,739	$24,857

(1)	The amount related to loss attributed to non controlling interest in Symphony ViDA, Inc. represents the loss for the Symphony ViDA, Inc. entity from its inception in October 2008 through the acquisition of the entity in July 2009. The investments reported as held by Symphony ViDA, Inc. represented the fair value of amounts held by Symphony ViDA, Inc. and were included in the acquisition.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. Our primary focus is the development of product candidates referred to as vascular disrupting agents, or VDAs, that selectively disable and destroy abnormal blood vessels that provide solid tumors a means of growth and survival and also are associated with visual impairment in a number of ophthalmological diseases and conditions.

•

We intend to primarily target the development of our product candidates for the treatment of rare cancers that will be eligible for orphan drug status from the Food and Drug Administration, or FDA. Our lead candidate, ZYBRESTAT, has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced anaplastic thyroid cancer, or ATC, and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC, as well as in ovarian cancer.

The Orphan Drug Act was passed in January 1983 to stimulate the research, development, and approval of products that treat rare diseases. An orphan drug is defined as a product that treats a rare disease affecting fewer than 200,000 patients in the United States. Drugs are granted orphan status for a specific indication.

To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has generally been observed to be well-tolerated.

ZYBRESTAT for Oncology

ZYBRESTAT is a reversible tubulin binding agent that works by disrupting the network of blood vessels, or vasculature, within solid tumors, also referred to as vascular disruption. Vascular disruption leads to tumor hypoxia, which refers to the process of starving the tumor of vitally necessary oxygen supply and subsequent tumor cell death. More specifically, ZYBRESTAT selectively targets the existing abnormal and largely immature vasculature found specifically in most solid tumors and causes endothelial cells that make up the walls of the blood vessels in that vasculature to lose their normally flat shape and to become round, thus blocking the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen and nutrients, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types.

Our top priority is to pursue the clinical development of ZYBRESTAT in ATC. ATC is a very aggressive, rare but lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective therapies, median survival from the time of diagnosis is approximately 3-4 months. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, and we are currently planning a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial. We believe that the FACT 2 trial represents a critical opportunity to demonstrate the value of our key asset, ZYBRESTAT, and has the potential to create significant value for our company and our shareholders. As such, our primary corporate strategy for 2012 is to secure sufficient funding to conduct the trial. We also intend to pursue a special protocol assessment (SPA) for this program with the FDA, with the goal of laying the foundation for initiation of this global registration study. We believe completion of the FACT2 study, assuming continued positive clinical results, will be sufficient to obtain FDA approval and approval in Europe for the treatment of patients with advanced ATC.

Possible areas for future development

ATC and ovarian cancer, and potentially other orphan indications, represent areas for further development and significant unmet medical needs, and thus significant potential commercial market opportunities.

Further development of our ongoing clinical trials will depend on continuing analysis and results of ongoing clinical studies, as well as available financial resources and/or potential partnering activities.

OXi4503, a unique, second generation VDA for oncology indications

We are currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types and for the treatment of myeloid leukemias, which also represent orphan indications. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity: in addition to having potent vascular disrupting effects, OXi4503 is unique in that certain enzymes in the human body can help convert it to a form of chemical that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of the enzymes that facilitate the conversion of OXi4503 to the form of chemical that kills tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage. In preclinical studies, OXi4503 has shown potent anti-tumor activity against solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against acute myelogenous leukemia (AML) in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or myelodysplastic syndrome (MDS) in May 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. We expect that initial indications of biologic activity from this study may be available in the fourth quarter of 2012.

The general direction of future development of OXi4503 for hematologic indications will depend on the outcome of the analysis of the study in AML, as well as available financial resources and potential partnering activities.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we have previously undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. Due to financial constraints, we are not actively pursuing development in this area at this time.

We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, many of which must be injected directly into patients’ eyes, in some cases on a chronic monthly basis.

We have also evaluated the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT for topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.

Financial Resources

We have experienced net losses every year since our inception and, as of December 31, 2011, had an accumulated deficit of approximately $217,353,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of December 31, 2011, we had approximately $9,992,000 in cash, restricted cash and cash equivalents.

On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions including any price, time or size limits we may impose. We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During our fiscal year 2011, we sold approximately 7,794,000 shares of our common stock using this arrangement for net proceeds of approximately $17,146,000. Currently, we are not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We expect to be able to resume such sales in the second half of 2012, should we meet the issuance criteria of the SEC and NASDAQ.

On September 1, 2011, we announced a restructuring plan, which included employee terminations, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We announced the following key aspects of the restructuring and their effects on our operations including current and planned clinical trials:

•

At this time, a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) funded entirely by internal financial resources is not feasible. We intend to continue to explore options for conducting such a study, including potential collaborations with national and international head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by our management and our board of directors.

•

We have concluded the final analysis of our completed Phase 2 study of ZYBRESTAT in conjunction with standard chemotherapy and bevacizumab in patients with non-small cell lung cancer (FALCON study). Any future development decisions concerning the study of ZYBRESTAT in patients with NSCLC will depend on our financial resources.

•

We continue to support the ongoing randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in patients with relapsed ovarian cancer, which is an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer.

•

We continue to support of the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or myelodysplastic syndrome, or MDS, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•	We are evaluating additional early-stage development opportunities for our two product candidates, ZYBRESTAT and OXi4503, subject to available resources.

•

We reduced our workforce by 11 full-time equivalent employees or approximately 61%. As of March 9, 2012, we had a total of eight full-time employees and approximately three full-time equivalent employees working on a part-time basis.

•

We are seeking to reduce the amount of space we currently rent, primarily by closing our office in Waltham, Massachusetts no later than the lease expiration in May 2012 and by conducting our operations only out of our South San Francisco office as soon as practicable.

We offered severance benefits to the terminated employees, and have recorded a total charge of approximately $1,226,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to significantly advance our more developed candidates, including ZYBRESTAT in ATC.

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock with Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under this purchase agreement will be used to further develop our late and early-stage clinical pipeline and to fund our ongoing operations. During the 36-month term of the purchase agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the purchase agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all, or that the Company will be able to maintain effectiveness of the aforementioned registration statement. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. No amounts were received under this facility during 2011.

In December 2011, we established a partnership agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our newly-formed Named Patient Program to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in Europe and Canada to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. We and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. No revenue was recognized nor was any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash and cash equivalents to support our operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of our most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

Cash, Restricted Cash and Cash Equivalents

We consider all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. We have $20,000 that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Balance Sheet.

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

License Agreements

On August 2, 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. The present value of the amount payable under the license agreement has been capitalized based on a discounted cash flow model and is being amortized over the term of the agreement (approximately 15.5 years). Management is required to perform an impairment analysis of its long-lived assets if triggering events occur. We review for such triggering events, including triggering events such as a going concern opinion and continuing operating losses, periodically. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. We expense these payments to research and development in the period that payment becomes both probable and estimable.

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

We issued to Holdings, pursuant to the Stock and Warrant Purchase Agreement, an aggregate of 675,675 shares of our common stock and warrants at a price of $22.20 per share, which was the closing price of our common stock on September 30, 2008, the day before we entered into the Symphony transaction. In addition, pursuant to the Purchase Option Agreement, we issued to Holdings an aggregate of 180,180 shares of our common stock with a fair value of $4,000,000 as consideration for the Purchase Option.

On July 2, 2009, we, Holdings and Symphony ViDA entered into a series of related agreements pursuant to which we exercised the Purchase Option under terms set forth in an amended and restated purchase option agreement (the Amended Purchase Option Agreement), and we and Holdings also entered into an amended and restated registration rights agreement.

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

We consolidated the financial position and results of operations of Symphony ViDA, Inc. (“ViDA”) from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC (“Symphony”), until July 20, 2009 when we acquired 100% of ViDA pursuant to the Amended Purchase Option Agreement. We believe ViDA was by design a VIE because we had a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited Symphony ViDA Holding’s returns, as the investor in ViDA. Further, due to the direct investment from Holdings in our common stock, as a related party ViDA was a VIE of which we were the primary beneficiary. After we exercised the purchase option, ViDA became a wholly-owned subsidiary of ours and ceased being a VIE.

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, we adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810, Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, we reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when we entered into a strategic collaboration with Symphony, until July 20, 2009, when we acquired 100% of the equity of ViDA pursuant to the Amended Purchase Option Agreement. Once becoming our wholly-owned subsidiary, the operating results of ViDA continued to be included in our consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests. Losses incurred by ViDA, and attributable to Symphony, were charged to noncontrolling interest.

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

Revenue Recognition

In December 2011, we established a partnership agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our newly-formed Named Patient Program to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in Europe and Canada to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Our agreement with Azanta provides that upon the receipt of ZYBRESTAT by Azanta for distribution and sale to compassionate use patients, Azanta has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by us. If Azanta does not notify us of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, Azanta will pay to us, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue will be recognized upon notification from Azanta of the gross margin earned.

In addition, we licensed to a third party our formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services.

RESULTS OF OPERATIONS

Years ended December 31, 2011 and 2010

Revenues

We did not recognize any license revenue in the years ended December 31, 2011 and 2010. Future revenues, if any, from license agreements are expected to be minimal. In addition, we did not recognize any product revenue in the fiscal year ended December 31, 2011 in connection with our distribution agreement with Azanta as no product had been accepted by Azanta as of December 31, 2011.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Twelve Months ended December 31,
	2011		2010		Increase (Decrease)
		% of Total Operating		% of Total Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$5,291	45%	$12,114	65%	$(6,823)	-56%
General and administrative	5,375	45%	5,885	32%	(510)	-9%
Restructuring	1,226	10%	510	3%	716	140%

Total operating expenses	$11,892	100%	$18,509	100%	$(6,617)	-36%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	Twelve Months ended December 31,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$2,519	48%	$7,944	65%	$(5,425)	-68%
Employee compensation and related	1,965	37%	3,247	27%	(1,282)	-39%
Employee Stock-based compensation	301	5%	241	2%	60	25%
Other	506	10%	682	6%	(176)	-26%

Total research and development	$5,291	100%	$12,114	100%	$(6,823)	-56%

The reduction in external services expenses for the fiscal year ended December 31, 2011 compared to the same twelve month period in 2010 is primarily attributable to a reduction in spending on all of our clinical projects for the comparable periods with the majority of the reduction coming from our ZYBRESTAT for oncology program, most prominently our anaplastic thyroid cancer and non-small cell lung cancer projects. These two major studies have been progressing to conclusion over the last 12 to 18 months. In addition, we experienced reductions in expenses on our OXi4503 and ZYBRESTAT for ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 to scale back efforts on some of our projects in these areas.

The reduction in employee compensation and related expenses for the twelve month period ended December 31, 2011 compared to the same twelve month period of 2010 is due to reductions in our clinical project expenses noted above. In February 2010 and again in September 2011, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.

The reduction in other expenses for the twelve month period ended December 31, 2011 compared to the same twelve month period of 2010 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable periods.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	Twelve Months ended December 31,
	2011		2010		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$1,788	33%	$2,049	35%	$(261)	-13%
Employee Stock-based compensation	441	8%	453	8%	(12)	-3%
Consulting and professional services	1,976	37%	2,295	39%	(319)	-14%
Other	1,170	22%	1,088	18%	82	8%

Total general and administrative	$5,375	100%	$5,885	100%	$(510)	-9%

The reduction in employee compensation and related expenses for the twelve month period ended December 31, 2011 compared to the same twelve month period of 2010 is due to a reduction in our average full time equivalents for the comparable periods. In February 2010 and again in September 2011, we implemented a Company wide restructuring plan due to our decision to scale back activities in some of our ongoing clinical projects.

The reduction in consulting and professional services expenses for the twelve month period ended December 31, 2011 compared to the same twelve month period of 2010 is primarily due to one time costs incurred in 2010 in connection with both our attempt to acquire Vaxgen Inc. and to a PIPE financing transaction that did not recur in the 2011 period. In addition, we experienced lower board member compensation expense attributable to lower stock valuations during the first half of the 2011 period as a portion of fees to board members are paid in the form of non-cash stock awards. Also, we recognized lower legal, accounting and service provider expenses due to fewer significant transactions during the 2011 period.

Restructuring Plan

On September 1, 2011, we announced a restructuring plan, which included employee terminations, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We announced the following key aspects of the restructuring and their effects on our operations including current and planned clinical trials:

•

At this time, a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with anaplastic thyroid cancer (ATC) funded entirely by internal financial resources is not feasible. We intend to continue to explore options for conducting such a study, including obtaining financing from external sources as well as potential collaborations with national and international head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by our management and our board of directors.

•

We have concluded the final analysis of our completed Phase 2 study of ZYBRESTAT in conjunction with standard chemotherapy and bevacizumab in patients with non-small cell lung cancer (FALCON study). Any future development decisions concerning the study of ZYBRESTAT in patients with NSCLC will depend on our financial resources.

•

We continue to support the ongoing randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab in patients with relapsed ovarian cancer, which is an NCI-sponsored study being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer.

•

We continue to support of the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or myelodysplastic syndrome, or MDS, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•	We are evaluating additional early-stage development opportunities for our two product candidates, ZYBRESTAT and OXi4503, subject to available resources at the time.

•

We reduced our workforce by 11 full-time equivalent employees or approximately 61%. As of March 9, 2012, we had a total of eight full-time employees and approximately three full-time equivalent employees working on a part-time basis.

•

We are seeking to reduce the amount of space we currently rent, primarily by closing our office in Waltham, Massachusetts no later than the lease expiration in May 2012 and by conducting our operations only out of our South San Francisco office as soon as practicable.

We offered severance benefits to the terminated employees, and have recorded a total charge of approximately $1,226,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed.

On February 11, 2010, we announced a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. Key aspects of the 2010 restructuring were as follows:

•

We continued to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with a focus on the presentation of updated safety and efficacy results anticipated for presentation at the American Society of Clinical Oncology (ASCO) meeting in June 2011.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but continued to treat and follow all patients who enrolled in the study.

•	We discontinued enrolling patients in our OXi4503 Phase 1b trial in patients with hepatic tumors.

•	We discontinued enrollment in our Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration.

•	In addition, we reduced our workforce by 20 employees or approximately 49%.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Income Statement for the years 2011 and 2010, in thousands.

	Years ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Change in fair value of warrants and other financial instruments	$2,222	$(6,018)	$8,240	-137%
Investment income	7	17	(10)	-59%
Other income, net	10	740	(730)	-99%

Total	$2,239	$(5,261)	$7,500	-143%

We recorded a non-cash gain in the 2011 twelve month period and a non-cash loss in the 2010 twelve month period as a result of changes in the estimated Fair Market Value of our common stock warrants issued in connection with the offerings as discussed in the Warrants section of Note 6 to the financial statements.

The Other income amounts are generally derived from net gains on foreign currency exchange. Also included in the fiscal 2010 amount is our receipt of $733,000 in connection with qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code in November 2010.

The table below summarizes the components of the change in fair value of warrants for the twelve month periods ended December 31, 2011 and December 31, 2010, in thousands.

	Twelve months ended December 31,
	2011	2010
Committed Equity Financing Facility Warrants	$3	$96
Direct Registration Warrants	102	2,093
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,933)
Gain recognized in connection with warrant exchange agreements	690	—
Private Placement Warrants	1,427	(3,274)

Total gain (loss) on change in fair market value of derivatives	$2,222	$(6,018)

Tax Matters

At December 31, 2011, the Company had a net operating loss carry-forward of approximately $71,405,000 for U.S. income tax purposes, which began to expire for U.S. purposes during 2011. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance decreased by approximately $2,854,000 and increased by approximately $5,640,000 for the years ended December 31, 2011 and 2010, respectively, due primarily to changes in net operating loss carry-forwards.

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

Costs and Expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	2010		2009		Increase (Decrease)
		% of Total Operating		% of Total Operating
	Amount	Expenses	Amount	Expenses	Amount	%
Research and development	$12,114	65%	$22,256	71%	$(10,142)	-46%
General and administrative	5,885	32%	8,900	29%	(3,015)	-34%
Restructuring	510	3%	—		510	N/A

Total operating expenses	$18,509	100%	$31,156	100%	$(12,647)	-41%

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in these components and their percentages:

	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
External services	$7,944	66%	$13,233	59%	$(5,289)	-40%
Employee compensation and related	3,247	27%	7,692	35%	(4,445)	-58%
Stock-based compensation	241	1%	184	1%	57	31%
Other	682	6%	1,147	5%	(465)	-41%

Total research and development	$12,114	100%	$22,256	100%	$(10,142)	-46%

The reduction in external services expenses for the year ended December 31, 2010 compared to the same twelve month period in 2009 is primarily attributable to a reduction in spending on our ZYBRESTAT for Oncology program of approximately $3,300,000. This reduction is primarily attributable to lower costs on our ATC study for the comparable 2010 period in connection with our decision to discontinue further recruitment of patients on this study in February 2010. In addition, we experienced reductions in expenses on both our OXi4503 and ZYBRESTAT for Ophthalmology programs for the comparable 2010 period, primarily related to our decision in February 2010 to scale back efforts in some of our projects in these areas as well.

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

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in these components and their percentages:

	2010		2009		Increase (Decrease)
		% of Total		% of Total
	Amount	Expenses	Amount	Expenses	Amount	%
Employee compensation and related	$2,049	35%	$3,165	36%	$(1,116)	-35%
Stock-based compensation	453	8%	272	3%	$181	67%
Consulting and professional services	2,295	39%	4,409	50%	$(2,114)	-48%
Other	1,088	18%	1,054	11%	$34	3%

Total general and administrative	$5,885	100%	$8,900	100%	$(3,015)	-34%

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

Restructuring Plan

On February 11, 2010, we announced a restructuring plan designed to focus resources on our highest-value clinical assets and reduce our cash utilization. Key aspects of the restructuring were as follows:

•

We continued to advance our high-priority Phase 2 ZYBRESTAT trial in non-small cell lung cancer (FALCON study), with a focus on the presentation of updated safety and efficacy results anticipated for presentation at the American Society of Clinical Oncology (ASCO) meeting in June 2011.

•	We stopped further enrollment in the Phase 2/3 FACT clinical trial in anaplastic thyroid cancer (ATC), but continued to treat and follow all patients who enrolled in the study.

•	We discontinued enrolling patients in our OXi4503 Phase 1b trial in patients with hepatic tumors.

•	We discontinued enrollment in our Phase 2 FAVOR study of ZYBRESTAT in polypoidal choroidal vasculopathy (PCV), a form of macular degeneration.

•	In addition, we reduced our workforce by 20 employees or approximately 49%.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Income Statement for the years 2010 and 2009, in thousands.

			Increase (Decrease)
	2010	2009	Amount	%
Change in fair value of warrants and other financial instruments	$(6,018)	$2,166	$(8,184)	-378%
Investment income	17	110	(93)	-85%
Other income (expense), net	740	(63)	803	1275%

Total	$(5,261)	$2,213	$(7,474)	-338%

We record non-cash gain/(loss) as a result of a change in the estimated Fair Market Value (“FMV”) of our Derivative Liabilities and the common stock warrants issued in connection with our equity offerings as discussed in Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock, Note 1 to our financial statements, Summary of Significant Accounting Policies. In 2010, the loss primarily relates to the triggering of the full-ratchet provisions of the PIPE warrants, where the exercise price of each warrant was decreased, causing a greater warrant liability. In 2009, the gain primarily relates to the decline in the underlying fair value of the common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through our strategic development arrangement with Symphony, which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2011, we had an accumulated deficit of approximately $217,353,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $9,992,000 at December 31, 2011.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years ended December 31,
	2011	2010
Operating activities:
Net loss	$(9,653)	$(23,770)
Non-cash adjustments to net loss	(1,221)	7,164
Changes in operating assets and liabilities	(910)	(3,821)

Net cash used in operating activities	(11,784)	(20,427)
Investing activities:
Change in other assets	—	3

Net cash provided by investing activities	—	3
Financing activities:
Proceeds from issuance of common stock	17,154	11,094

Net cash provided by financing activities	17,154	11,094
Increase (decrease) in cash and cash equivalents	5,370	(9,330)
Cash and cash equivalents at beginning of period	4,602	13,932

Cash and cash equivalents at end of period	$9,972	$4,602

Non-cash adjustments to net loss in the year ended December 31, 2011 consist primarily of a gain from a change in the fair value of warrants and other financial instruments of $2,222,000, offset by stock-based compensation expense of $851,000 primarily related to the issuance of options to purchase our common stock. The net change in operating assets and liabilities is primarily attributable to a decrease in accounts payable, accrued expenses and other payables of $956,000, offset in part by a decrease in restricted cash of $55,000. Net cash provided by financing activities for the year ended December 31, 2011 is primarily attributable to the net proceeds of the sale of common stock under our “at the market” equity financing facility discussed below.

On January 18, 2011, we entered into separate Warrant Exchange Agreements with each of the holders of warrants to purchase shares of our common stock issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 1,096,933 shares of common stock and (B) Series E Warrants to purchase an aggregate of 1,222,623 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $4.60 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and do not contain any price-based anti-dilution protections. In addition, we agreed to seek shareholder approval to issue up to 457,544 additional shares of common stock to the warrant holders in a subsequent closing. Such shareholder approval was obtained on March 18, 2011, and the Series E Warrants issued at the initial closing were exchanged for the additional 457,544 shares of common stock.

On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV, are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During our fiscal year 2011, we sold approximately 7,794,000 shares of our common stock for net proceeds of approximately $17,146,000. Currently, we are not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We expect to be able to resume such sales in the second half of 2012, should we meet the issuance criteria of the SEC and NASDAQ.

On September 1, 2011, we announced a restructuring plan, which included employee terminations, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We offered severance benefits to the terminated employees, and have recorded a total charge of approximately $1,226,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to advance our more developed candidates, including ZYBRESTAT in ATC.

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock with Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under this purchase agreement will be used to further develop our late and early-stage clinical pipeline and to fund our ongoing operations. During the 36-month term of the purchase agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the purchase agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. . There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. No amounts were received under this facility during 2011.

In December 2011, we established a partnership agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our newly-formed Named Patient Program to be managed by Azanta provides a regulatory mechanism to allow healthcare professionals in the territory to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. No revenue was recognized nor was any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash and cash equivalents to support our operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of our most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the costs of complying with FDA and other regulatory agency requirements, including addressing the findings set forth by the FDA in its correspondence to us in March 2012, which will be significant – as described in the Risk Factors above regarding the conduct of clinical trials and regulatory requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2011 in thousands:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Clinical development and related commitment	$515	$412	$103	$—	$—
Operating Leases	684	549	135	—	—

Total contractual cash obligations	$1,199	$961	$238	$—	$—

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2011, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have accounted for certain outstanding warrants issued in connection with our prior equity offerings as liabilities as of December 31, 2011.

We have adopted an Investment Policy, the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we may from time to time conduct trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are typically in jurisdictions with relatively stable currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2011, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because as of June 30, 2011 the Company’s public float value was below $75,000,000, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2011 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010 and February 22, 2011. xxxx

3.2	Amended and Restated By-Laws of the Registrant.%%%

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.^^^^

4.4	Form of Direct Investment Warrant, dated as of October 17, 2008. §

4.5	Form of Five-year Warrant, dated as of July 15, 2009. €€

4.6	Registration Rights Agreement, dated as of March 10, 2010, by and among the Registrant and the Buyers named therein. ΩΩΩΩ

4.7	Form of Series E Warrant. aaa

4.8	Amendment No. 5 to Stockholder Rights Agreement, dated as of November 28, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC. xxx

10.1@	OXiGENE 1996 Stock Incentive Plan, as amended.+

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10.4@	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	“Addendum” to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10@	Employment Agreement, dated as of February 23, 2004, between the Registrant and James B. Murphy.%

10.11	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.12@	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.13@	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $

Exhibit Number	Description

10.14@	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $

10.15	Amendment No. 1 to the Stockholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC dated as of October 1, 2008. §

10.16@	Form of Indemnification Agreement between the Registrant and its Directors.§§

10.17@	409A Amendment to Employment Agreement by and between the Registrant and Mr. Murphy, dated as of December 30, 2008. §§§§

10.18@	Amendment No. 2 to Employment Agreement by and between the Registrant and Mr. Murphy, dated as of January 20, 2009. §§§§

10.19	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.20	Office Lease Agreement, dated April 21, 2009, between the Registrant and King Waltham LLC. §§§§§

10.21@	Employment Agreement by and between the Registrant and Dr. Langecker, dated as of June 10, 2009. $$$$$

10.22	Amended and Restated Purchase Option Agreement by and among the Registrant, Symphony ViDA, Inc. and Symphony ViDA Holdings LLC, dated as of July 2, 2009. €

10.23	Termination Agreement by and among the Registrant, Symphony ViDA Holdings LLC, Symphony ViDA Investors LLC and Symphony ViDA, Inc., dated as of July 2, 2009. €

10.24	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10.25	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Registrant and American Stock Transfer and Trust Company, LLC. ΩΩΩΩ

10.26	Securities Purchase Agreement, dated as of March 10, 2010, by and among the Registrant and the Buyers named therein. ΩΩΩΩ

10.27	Voting Agreement, dated as of March 10, 2010, by and between the Registrant and Symphony ViDA Holdings LLC. ΩΩΩΩ

10.28	Form of Amendment and Exchange Agreement, dated as of March 25, 2010, by and among the Registrant and the Investors named therein. a

10.29	Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.30	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

10.31	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.32	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Registrant and American Stock Transfer and Trust Company, LLC. aaa

10.33@	OXiGENE, Inc. 2005 Stock Plan (as amended on October 31, 2011). x

10.34@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.35	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

Exhibit Number	Description

10.36	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.37@	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. X

14.1	Code of Conduct. ####

23.1	Consent of Ernst & Young LLP. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

101

Interactive Data Files for the fiscal years ended December 31, 2011 and December 31, 2010

101.INS - XBRL Instance Document**

101.SCH - XBRL Taxonomy Extension Schema**

101.CAL - XBRL Taxonomy Extension Calculation Linkbase**

101.DEF - XBRL Taxonomy Extension Definition Linkbase**

101.LAB - XBRL Taxonomy Extension Label Linkbase**

101.PRE - XBRL Taxonomy Extension Presentation Linkbase**

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) and any amendments thereto.

**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

%	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

§§§§§	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

$$$$$	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 17, 2009.

€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 7, 2009.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

a	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 26, 2010.

aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on October 31, 2011.

xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.

xxxx	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed on December 22, 2011.

+++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/S/ PETER J. LANGECKER
Peter J. Langecker Chief Executive Officer

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER J. LANGECKER Peter J. Langecker	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 28, 2012

/S/ JAMES B. MURPHY James B. Murphy	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 28, 2012

/S/ TAMAR D. HOWSON Tamar D. Howson	Director	March 28, 2012

/S/ GERALD MCMAHON Gerald McMahon	Director	March 28, 2012

/S/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	Director	March 28, 2012

/S/ ALASTAIR J.J. WOOD Alastair J.J. Wood M.D.	Director	March 28, 2012

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Consolidated Financial Statements

The following consolidated financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

OXiGENE, Inc.

We have audited the accompanying consolidated balance sheets of OXiGENE, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OXiGENE, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that OXiGENE, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has significantly reduced the development of its most advanced product candidates. In order to significantly further develop its product pipeline, the Company will be required to raise additional capital, alternative means of financial support, or both. The ability of the Company to raise additional capital or alternative sources of financing is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 28, 2012

OXiGENE, Inc.

Consolidated Balance Sheets

(All Amounts in thousands

except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,972	$4,602
Restricted cash	20	75
Prepaid expenses	582	256
Other current assets	73	75

Total current assets	10,647	5,008
Furniture and fixtures, equipment and leasehold improvements	643	1,512
Accumulated depreciation	(609)	(1,425)

	34	87
License agreements, net of accumulated amortization of $1,211 and $1,114 at December 31, 2011 and December 31, 2010, respectively	289	386
Other assets	86	86

Total assets	$11,056	$5,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$261	$458
Accrued research and development	480	2,125
Accrued restructuring	653	—
Accrued other	859	628

Total current liabilities	2,253	3,211
Derivative liability long term	6	7,611

Total liabilities	2,259	10,822

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 300,000 shares authorized and 15,177 shares issued and outstanding at December 31, 2011; 300,000 shares authorized and 5,501 shares issued and outstanding at December 31, 2010	152	55
Additional paid-in capital	225,998	202,390
Accumulated deficit	(217,353)	(207,700)

Total stockholders’ equity (deficit)	8,797	(5,255)

Total liabilities and stockholders’ equity (deficit)	$11,056	$5,567

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Operations

(All amounts in thousands,

except per share amounts)

	Years ended December 31,
	2011	2010	2009
Operating costs and expenses:
Research and development	$5,291	$12,114	$22,256
General and administrative	5,375	5,885	8,900
Restructuring (Note 6)	1,226	510	—

Total operating costs and expenses	11,892	18,509	31,156

Loss from operations	(11,892)	(18,509)	(31,156)
Change in fair value of warrants and other financial instruments	2,222	(6,018)	2,166
Investment income	7	17	110
Other income (expense), net	10	740	(63)

Consolidated net loss	$(9,653)	$(23,770)	$(28,943)

Less: net loss attributed to non controlling interest	$—	$—	$(4,215)

Net loss attributed to OXiGENE, Inc.	$(9,653)	$(23,770)	$(24,728)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc	$—	$—	$(10,383)

Net loss applicable to common stock	$(9,653)	$(23,770)	$(35,111)

Basic and diluted net loss per share attributed to OXiGENE, Inc. common shares	$(0.86)	$(5.96)	$(13.15)
Weighted-average number of common shares outstanding	11,167	3,988	2,671
(1) Includes share based compensation expense as follows:
Research and development	$301	$245	$206
General and administrative	550	707	324

Total share based compensation expense	$851	$952	$530

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(All amounts in thousands)

	Stock
	Shares	$	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total OXiGENE, Inc. Stockholder	Non Controlling Interest in Symphony	Total Equity/ (Deficit)
Balance December 31, 2008	2,315	23	178,596	(159,202)	(110)	19,307	9,432	28,739
Unrealized gain from available-for-sale securities	—	—	—	—	110	110	—	110
Net loss	—	—	—	(24,728)	—	(24,728)	(4,215)	(28,943)
Comprehensive loss						(24,618)	(4,215)	(28,833)
Symphony ViDA, Inc. acquisition (including $10.4 million of excess purchase price over carrying value of noncontrolling interest)	500	5	5,125	—	—	5,130	(5,217)	(87)
Issuance of common stock in lieu of compensation for the Board of Directors	15	—	321	—	—	321	—	321
Elimination of the CEFF warrant derivative liability due to the Symphony ViDA, Inc. acquisition	—	—	155	—	—	155	—	155
Issuance of common stock in direct registration net of costs and fair value of warrants issued of $4,055	313	3	4,971	—	—	4,974	—	4,974
Issuance of common stock under employee stock purchase plan	3	—	125	—	—	125	—	125
Employee stock based compensation expense	—	—	407	—	—	407	—	407
Forfeiture of restricted stock	(9)	—	(2)	—	—	(2)	—	(2)

Balance December 31, 2009	3,137	31	189,698	(183,930)	—	5,799	—	5,799
Net loss	—	—	—	(23,770)	—	(23,770)	—	(23,770)
Issuance of common stock and common stock warrants in connection with the private placement financing, net of expenses of $ 877	329	3	(316)	—	—	(313)	—	(313)
Reclass of CEFF warrants to derivative liability in March 2010 due to private placement warrants	—	—	(103)	—	—	(103)	—	(103)
Exercise of warrants issued in private placement financing	1,347	14	8,241	—	—	8,255	—	8,255
Issuance of common stock under ATM, net of expenses of $ 288	664	7	3,799	—	—	3,806	—	3,806
Issuance of common stock in lieu of compensation to Board of Directors	19	—	325	—	—	325	—	325
Issuance of common stock under employee stock purchase plan	4	—	33	—	—	33	—	33
Employee stock based compensation expense	—	—	687	—	—	687	—	687
Exercise of stock options	1	—	26	—	—	26	—	26

Balance December 31, 2010	5,501	$55	$202,390	$(207,700)	$—	$(5,255)	$—	$(5,255)

Net loss	—	—	—	(9,653)	—	(9,653)	—	(9,653)
Issuance of common stock in connection with the private placement warrant exchange	1,554	16	5,367	—	—	5,383	—	5,383
Issuance of common stock under ATM, net of expenses of $ 1,013	7,793	78	17,068	—	—	17,146	—	17,146
Issuance of common stock for the initial commitment fee in connection with the LPC purchase agreement	300	3	311	—	—	314	—	314
Issuance of common stock in lieu of compensation to Board of Directors	26	—	108	—	—	108	—	108
Issuance of common stock under employee stock purchase plan	3	—	8	—	—	8	—	8
Reclass of CEFF warrants to equity from derivative liability due to warrant exchange	—	—	3	—	—	3	—	3
Employee stock based compensation expense	—	—	743	—	—	743	—	743

Balance December 31, 2011	15,177	$152	$225,998	$(217,353)	$—	$8,797	$—	$8,797

See accompanying notes.

OXiGENE, Inc

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net loss attributed to OXiGENE, Inc.	$(9,653)	$(23,770)	$(24,728)
Loss attributed to noncontrolling interests			(4,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants and other financial instruments	(2,222)	6,018	(2,166)
Depreciation	53	96	123
Amortization of license agreement	97	98	97
Rent loss accrual	—	—	(60)
Stock-based compensation	851	952	778
Changes in operating assets and liabilities:
Restricted cash	55	65	(140)
Prepaid expenses and other current assets	(9)	457	(210)
Accounts payable, accrued expenses and other payables	(956)	(4,343)	1,852

Net cash used in operating activities	(11,784)	(20,427)	(28,669)
Investing activities:
Proceeds from sale of available-for-sale securities	—	—	753
Proceeds from sale of marketable securities held by Symphony ViDA, Inc	—	—	2,286
Purchase of furniture, fixtures and equipment	—	—	(109)
Proceeds from sale of fixed assets	—	—	4
Changes in other assets	—	3	—

Net cash provided by investing activities	—	3	2,934
Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	17,146	11,044	9,029
Proceeds from Symphony ViDA acquisition, net of acquisition costs	—	—	12,289
Proceeds from exercise of employee stock plans	8	50	74

Net cash provided by financing activities	17,154	11,094	21,392

Increase (decrease) in cash and cash equivalents	5,370	(9,330)	(4,343)
Cash and cash equivalents at beginning of period	4,602	13,932	18,275

Cash and cash equivalents at end of period	$9,972	$4,602	$13,932

Non- cash Disclosures:
Issuance of common stock in connection with the private placement warrant exchange	$5,383	$—	$—
Issuance of common stock for the initial commitment fee in connection with the LPC purchase agreement	$314	$—	$—
Reclass of CEFF warrants to equity from derivative liability due to warrant exchange	$3	$—	$—
Fair market value of private placement warrants at issuance	$—	$11,868	$4,055
Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$—	$103	$155
Fair market value of warrants at exercise	$—	$7,645	$—

See accompanying notes.

OXiGENE, INC.

Notes to Consolidated Financial Statements

December 31, 2011

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

The Company intends to primarily target the development of its product candidates for the treatment of rare cancers that will be eligible for orphan drug status from the Food and Drug Administration, or FDA. OXiGENE’s lead candidate, ZYBRESTAT, has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced anaplastic thyroid cancer, or ATC, and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC, as well as in ovarian cancer.

By focusing on developing ZYBRESTAT in ATC, and potentially pursuing other rare or orphan indications, the Company believes it will be able to take advantage of significant benefits associated with orphan drug status, such as:

•	Study design assistance from the appropriate FDA center,

•	Exemption from application-filing fees,

•	Possible grant funding for Phase 1 and 2 clinical trials,

•	Tax credits for some clinical research expenses, and

•	Seven years of marketing exclusivity after the approval of the drug.

The Orphan Drug Act was passed in January 1983 to stimulate the research, development, and approval of products that treat rare diseases. An orphan drug is defined as a product that treats a rare disease affecting fewer than 200,000 patients in the United States. Drugs are granted orphan status for a specific indication.

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

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, (MLV), pursuant to which it may issue and sell shares of our common stock from time to time through MLV acting as its sales agent and underwriter. Sales of OXiGENE common stock through MLV, are made on the principal trading market of the Company’s common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and OXiGENE. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). OXiGENE pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During the Company’s fiscal year 2011, it sold approximately 7,794,000 shares of OXiGENE common stock for

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

net proceeds of approximately $17,146,000. Currently, OXiGENE is not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. OXiGENE expects to be able to resume such sales in the second half of 2012, should it meet the issuance criteria of the SEC and NASDAQ.

On September 1, 2011, OXiGENE announced a restructuring plan, which included employee terminations, designed to focus its capital resources on the Company’s most promising early-stage clinical programs and further reduce its cash utilization. OXiGENE offered severance benefits to the terminated employees, and has recorded a total charge of approximately $1,226,000, primarily associated with personnel-related termination costs. In order to provide for an orderly transition, the Company implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, OXiGENE expects to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. The Company’s ability to achieve this anticipated cost reduction is contingent upon OXiGENE continuing to conduct only the projects to which the Company is currently committed. This planned level of cash utilization, does not provide for the initiation of any significant projects to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT in ATC. OXiGENE will require significant additional capital resources in order for significant further development to continue.

In November 2011, OXiGENE entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of its common stock with Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under this purchase agreement will be used to further develop the Company’s late and early-stage clinical pipeline and to fund the Company’s ongoing operations. During the 36-month term of the purchase agreement, the Company controls the timing and amount of any sales to LPC, if and when it decides, in accordance with the purchase agreement. LPC has no right to require the Company to sell any shares to LPC, but LPC is obligated to make purchases as OXiGENE directs, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of the Company’s common stock. There is no guarantee that funding from LPC will be available when needed, or at all, or that the Company will be able to maintain effectiveness of the aforementioned registration statement. There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by OXiGENE at any time, at its sole discretion, without any cost or penalty. No amounts were received under this facility during 2011.

In December 2011, OXiGENE established a partnership agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. The Company’s newly-formed Named Patient Program to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the territory to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, OXiGENE will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. No revenue was recognized nor was any cash received under this agreement during 2011.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

In addition to the LPC purchase agreement referenced above, the Company is aggressively pursuing other forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our the Company’s capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that the Company will complete any strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to the Company.

We have experienced net losses every year since our inception and, as of December 31, 2011, had an accumulated deficit of approximately $217,353,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of December 31, 2011, we had approximately $9,992,000 in cash, restricted cash and cash equivalents.

Based on the Company’s limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from the Company’s September 2011 reduction in force, the Company expects its existing cash and cash equivalents to support its operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the existing financing arrangements.

OXiGENE’s ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of its product candidates under development, including ZYBRESTAT and OXi4503; the costs of complying with FDA and other regulatory agency requirements, including addressing the findings set forth by the FDA in its correspondence to the Company in March 2012, which will be significant – as described in the Risk Factors above regarding the conduct of clinical trials and regulatory requirements; the progress of its research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that the Company devotes to develop manufacturing methods and advanced technologies; OXiGENE’s ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable it to continue the Company’s development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing OXiGENE’s patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by the Company; and, if and when approved, the demand for OXiGENE’s products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if its common shares lose their status on The NASDAQ Capital Market,

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

and trade in the over-the-counter market. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

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

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. The Company has $20,000 and $75,000 of restricted cash as of December 31, 2011 and 2010, respectively that is used to secure financing through a Company credit card. This amount is separated from cash and cash equivalents on the Consolidated Balance Sheet.

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

As of December 31, 2011 and 2010, OXiGENE did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock” which are level 3 inputs. Effective January 1, 2009, the Company adopted the fair value standards as they relate to non-recurring fair value measurements, such as the assessment of goodwill and other long-lived assets for impairment.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the lesser of the estimated useful lives of the assets, which range from three to five years, or the applicable lease term.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

License Agreements

The present value of the amount paid under the license agreement with Arizona State University (see Note 3) has been capitalized and is being amortized over the term of the agreement (approximately 15.5 years). The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events, such as a going concern opinion and continuing losses, periodically. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

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

Revenue Recognition

In December 2011, OXiGENE established a distribution agreement to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. The agreement with OXiGENE’s distribution partner provides that upon the receipt of ZYBRESTAT by the partner for distribution

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify OXiGENE of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, Azanta will pay to OXiGENE, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue will be recognized upon notification from Azanta of the gross margin earned.

In addition, OXiGENE has licensed to a third party the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services.

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

Accounting and Reporting of Noncontrolling Interests

On January 1, 2009, the Company adopted (retrospectively for all periods presented) the new presentation requirements for noncontrolling interests required by ASC 810 Consolidations. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. Accordingly, the Company reported the consolidated earnings of ViDA in its consolidated statement of operations from October 2008, when it entered into a strategic collaboration with Symphony, until July 20, 2009, when OXiGENE acquired 100% of the equity of ViDA pursuant to the Amended Purchase Option Agreement. Once becoming the Company’s wholly-owned subsidiary, the operating results of ViDA continued to be included in the Company’s consolidated statement of operations but were no longer subject to the presentation requirements applicable to noncontrolling interests. Losses incurred by ViDA prior to July 20, 2009 and attributable to Symphony, were charged to noncontrolling interest.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

2.     Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consisted of the following at the dates indicated below:

	December 31, 2011	December 31, 2010
	(in thousands)
Leasehold improvements	$25	$449
Equipment	462	647
Furniture and fixtures	156	416

Total gross assets	643	1,512
Less accumulated depreciation	(609)	(1,425)

Total property and equipment	$34	$87

3.     License agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2011, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at December 31, 2011 and 2010 was $289,000 and $386,000 respectively.

4.     Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $721,000 of research and

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

development restructuring expenses and approximately $505,000 of general and administrative restructuring expenses in the year ended December 31, 2011. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through the end of fiscal 2012.

The following table sets forth the components of the Company’s restructuring for the year ended December 31, 2011 (in thousands):

				Amounts Paid Through	Adjustments for Foreign Exchange at	Amounts Accrued as of
	Original Charges	Adjustment	Total Charges to Date	December 31, 2011
General and Administrative Employee severance and related costs	$425	$80	$505	$(373)	$—	$132
Research and Development Employee severance and related costs	721	—	721	(178)	(22)	521
Total restructuring	$1,146	$80	$1,226	$(551)	$(22)	$653

In February 2010, the Company implemented a restructuring plan in which it terminated 20 full-time employees, or approximately 49% of its work force. The purpose of the restructuring was to focus the Company’s resources on its highest-value clinical assets and reduce its cash utilization. The restructuring expenses include severance payments, health and medical benefits and related taxes, which were paid through August 2010. The Company incurred severance and related costs of $458,000 for research and development employees and $52,000 for administrative employees in connection with this restructuring in fiscal 2010. No amounts related to the 2010 restructuring were outstanding as of December 31, 2010.

5.     Accrued other

Accrued other consisted of the following at the dates indicated below:

	December 31, 2011	December 31, 2010
	(in thousands)
Accounting and Legal	$481	$206
Payroll	78	251
Other	300	171

Total Accrued other	$859	$628

6.     Stockholders’ Equity (Deficit) — Common and Preferred Shares

The Company had 300,000,000 shares of common stock authorized as of December 31, 2011 and December 31, 2010. As of December 31, 2011, the Company had 15,177,000 shares of common stock issued and outstanding.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During the year ended December 31, 2011, the Company sold 7,793,000 shares of common stock pursuant to the ATM sales agreement resulting in net proceeds to the Company of approximately $17,146,000. As of December 31, 2011, the Company is not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. The Company expects to be able to resume such sales in the second half of 2012, should it meet the issuance criteria of the SEC and NASDAQ.

In November 2011, OXiGENE entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of its common stock with Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under this purchase agreement will be used to further develop our late and early-stage clinical pipeline and to fund the Company’s ongoing operations. During the 36-month term of the purchase agreement, the Company controls the timing and amount of any sales to LPC, if and when it decides, in accordance with the purchase agreement. LPC has no right to require the Company to sell any shares to LPC, but LPC is obligated to make purchases as OXiGENE directs, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of the Company’s common stock. There is no guarantee that funding from LPC will be available when needed, or at all, or that the Company will be able to maintain effectiveness of the aforementioned registration statement. There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by OXiGENE at any time, at its sole discretion, without any cost or penalty. In connection with the LPC agreement, the Company issued approximately 300,000 shares of common stock as its initial commitment fee.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the warrant exchange, the Company also amended its Stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of March 24, 2005, as amended as of October 1, 2008, October 14, 2009 and March 10, 2010, to provide that the provisions of the Stockholder Rights Agreement shall not apply to the transactions contemplated by the Warrant Exchange Agreements. Refer to Private Issuance of Public Equity “PIPE” Warrants below for further discussion of this exchange.

Warrants, Options, Non-Vested Stock, 2009 ESPP and Director Compensation Policy

Warrants

The following is a summary of the Company’s Derivative liability activity for the year ended December 31, 2011 (in 000’s):

Derivative liability outstanding at December 31, 2010	$7,611
Impact of warrant exchange agreements	(6,071)
CEFF warrants — amounts reclassified to equity	(3)
Net decrease in fair value of all warrants	(1,531)

Derivative liability outstanding at December 31, 2011	$6

The table below summarizes the value (in thousands) of the warrant-related liabilities recorded on the Company’s balance sheet:

Warrants Issued in Connection with:	As of December 31, 2011	As of December 31, 2010
	Long-term	Long-term
Committed Equity Financing Facility	$—	$6
Direct Registration Series I Warrants	6	107
Private Placement Series A Warrants	—	4,143
Private Placement Series C Warrants	—	3,355

Total derivative liability	$6	$7,611

The gain (loss) from the change in fair value of warrants and other financial instruments for the years ended December 31, 2011, 2010 and 2009 is summarized below (in thousands):

	2011	2010	2009
Symphony Additional Investment Shares	$—	$—	$416
Committed Equity Financing Facility Warrants	3	96	(105)
Direct Registration Warrants	102	2,093	1,855
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	(4,933)	—
Gain recognized in connection with warrant exchange agreements	690	—	—
Private Placement Warrants	1,427	(3,274)	—

Total gain (loss) on change in fair market value of derivatives	$2,222	$(6,018)	$2,166

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2011 and 2010:

Warrants Issued in Connection with:	Date of Issue	Average Exercise Price	Number of Warrants outstanding as of: (in thousands)
			December 31, 2011	December 31, 2010
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141
Private Placement Series A Warrants	March 11, 2010	$5.60	—	1,536
Private Placement Series C Warrants	March 11, 2010	$5.60	—	1,229

Total Warrants outstanding			154	2,919

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On January 20, 2011, the date of the initial closing of the Warrant Exchange Agreements, the Company marked the existing Series A and C warrants to market at a combined fair value of $6,633,000. These warrants were exchanged for Series E warrants, valued at $1,555,000, and shares of common stock valued at $4,388,000. The difference between these items was recorded as a gain on the transaction of $690,000. On the date of the subsequent closing, the fair value of the Series E warrants was equal to the value of the 457,544 shares of common stock issued in the exchange, and therefore there was no gain or loss on this component of the transaction.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

The table below summarizes the factors used to determine the value of the Series A and C warrants outstanding during the year ended December 31, 2011. The Company established the fair value of the Series A and C warrants using the Black-Scholes option valuation model:

	Warrant Valuation on date of Warrant Exchange January 19, 2011		Total Fair Market Value
	Series A	Series C
Stock Price	$4.32	$4.32
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.1 years	4.5 years
Expected volatility	82%	79%
Risk-free interest rate	1.53%	1.68%
Fair market value (in thousands)	$3,663	$2,970	$6,633

	Warrant Valuation as of December 31, 2010		Total Fair Market Value
	Series A	Series C

Stock Price	$4.60	$4.60
Exercise Price	$5.60	$5.60
Contractual life (in Years)	4.2 years	4.5 years
Expected volatility	81%	80%
Risk-free interest rate	2.01%	2.01%
Fair market value (in thousands)	$4,143	$3,355	$7,498

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

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited

In February 2008, OXiGENE entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period. Effective October 14, 2011, the CEFF was terminated by the Company.

Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 285,401 shares of the Company’s common stock during the period ending May 15, 2012. While the CEFF was effective, OXiGENE was able to draw down in tranches at discounts as described in detail in the common stock purchase agreement. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 12,500 shares of its common stock at a price of $54.80 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. The CEFF was terminated during 2011. As a result, shares of the Company’s common stock are no longer available for sale under this facility.

Due to the initially indeterminate number of shares of common stock underlying the warrants issued in connection with the Company’s private placement on March 11, 2010, OXiGENE concluded that the CEFF warrants should be recorded as a liability effective with the date of the private placement. The fair value of the

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement to the reporting date were recorded as a gain or loss in “Change in fair value of warrants and other financial instruments” in the Statement of Operations. Effective with the warrant exchange agreements executed in January 2011 as described above, the number of shares underlying the warrants issued in connection with the Company’s private placement was no longer indeterminable, and the CEFF warrants were reclassified to equity. The Company revalued these warrants on the effective date of the exchange and recorded the gain in the Statement of Operations. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

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

The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Series I Warrant Valuation as of:
	December 31, 2011 Series I	December 31, 2010 Series I
Stock Price	$0.99	$4.60
Exercise Price	$42.00	$42.00
Contractual life (in Years)	2.6 years	3.6 years
Expected volatility	107%	86%
Risk-free interest rate	0.36%	1.02%
Fair market value (in thousands)	$6	$107

Options

The Company’s 2005 Stock Plan, as amended at the 2011 Annual Meeting of Stockholders in October 2011 (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

2,500,000 shares of the Company’s common stock in the aggregate. This number includes shares of its common stock, if any, that were subject to awards under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) as of the date of adoption of the 2005 Plan but which were returned or will be returned to the 2005 Plan upon the cancellation, surrender or termination of such award. Currently, the 2005 Plan allows for awards of up to 200,000 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 1996 Plan and 2005 Plan for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2010	326	$28.49	8.63
Granted	843	$1.05
Exercised	—	$—		$—
Forfeited and expired	(167)	$25.37

Options outstanding at December 31, 2011	1,002	$5.91	9.26

Options exercisable at December 31, 2011	347	$11.90	8.24
Options vested or expected to vest at December 31, 2011	717	$7.26	9.04	$—

During the year ended December 31, 2011, 29,900 options expired. As of December 31, 2011 there was approximately $475,800 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2 years.

The following stock options were granted during the years ended December 31, 2011, 2009 and 2008:

	2011	2010	2009
Options Granted (In thousands)	843	257	73
Weighted average fair value	$0.62	$0.45	$0.59

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended December 31, 2011, 2010 and 2009:

Weighted Average Assumptions	2011	2010	2009

Risk-free interest rate	0.26%	1.83%	1.99%
Expected life	2 years	4 years	5 years
Expected volatility	112%	70%	58%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

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

Non-Vested Restricted Stock

As of December 31, 2010, the Company had 1,000 shares of non-vested restricted common stock outstanding related to grants of restricted common stock in June 2007. During fiscal 2011, 500 of those shares vested with the remaining 500 shares being forfeited, such that as of December 31, 2011, the Company did not have any non-vested restricted common stock outstanding.

The Company recorded expense of approximately $20,000, $82,000 and $242,000 related to outstanding restricted stock awards during the years ended December 31, 2011, 2010 and 2009, respectively. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense was recognized on a straight -line basis over the 4 year vesting period of the awards.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 125,000 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP.

The Company recorded expense relating to the 2009 ESPP for the years ended December 31, 2011, 2010 and 2009 of approximately $2,000, $8,000 and $50,000, respectively. Pursuant to the 2009 ESPP provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 25,000 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.

Director Compensation Policy

In December 2009, the board of directors approved a policy which established compensation to be paid to non- employee directors of the Company, to provide an inducement to obtain and retain the services of qualified persons to serve as members of the board of directors. In September 2011, the board of directors approved an amendment and restatement of the policy (the “Amended and Restated Director Compensation Policy”). The Amended and Restated Director Compensation Policy provides for annual compensation of $80,000 in cash/equity value to each non-employee director payable in two payments of $40,000 in cash/equity value, on January 2 and July 1. Each non-employee director may elect to receive such compensation in a combination of fully vested options and/or stock and up to 50% of the total compensation in cash. Prior to the September 2011 amendment, each of the Company’s non-employee directors were granted 1,250 fully vested shares of common stock on both January 2 and July 1 of each year they were a director.

The Company recorded total expense of approximately $284,000, $420,000 and $554,000 during the years ended December 31, 2011, 2010 and 2009, respectively, for director compensation consistent with the policy described above, of which approximately $108,000, $325,000 and $321,000 represented the stock-based component of the expense for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As part of a series of related agreements with Holdings, on October 1, 2008, Holdings purchased $15,000,000 worth of shares of common stock at a price of $22.20 per share, which was equal to the closing price of the Company’s common stock on September 30, 2008, via a direct investment.

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

OXiGENE consolidated the financial position and results of operations of Symphony ViDA, Inc. from October 2008, when it entered into a strategic collaboration with Symphony ViDA Holdings, LLC, until July 20, 2009 when OXiGENE acquired 100% of ViDA pursuant to the Amended Purchase Option Agreement. The funding supported pre-clinical and clinical development by OXiGENE, on behalf of ViDA, for ZYBRESTAT for ophthalmology and OXi4503.

8.    Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to OXIGENE common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,154,000, 3,354,000 and 391,000 at December 31, 2011, 2010 and 2009, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

During 2009, the Company recorded the excess of the purchase price over the carrying value of the noncontrolling interest in ViDA as an increase in the loss applicable to common stock (See Symphony Transaction above).

Comprehensive (Loss)

ASC 220, Comprehensive Income, establishes rules for the reporting and display of comprehensive loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive loss. Comprehensive loss was the same as the reported net loss for the years ended December 31, 2011 and 2010.

A reconciliation of comprehensive loss for the year ended December 31, 2009 is as follows (in thousands):

Consolidated net loss as reported	$(28,943)
Unrealized gains	110

Total comprehensive income (loss)	(28,833)

Less comprehensive loss attributable to noncontrolling interest	(4,215)

Comprehensive loss attributable to OXiGENE, Inc.	$(24,618)

9.    Agreements

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

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2011, the Company entered into a separation agreement with David Chaplin, Ph.D., its former Vice President and Chief Scientific Officer, following the Company’s restructuring described in Note 4 above. Pursuant to the separation agreement, Dr. Chaplin, is receiving severance payments in the amount of approximately $395,000 made in equal installments over sixteen months. All unvested options held by Dr. Chaplin were forfeited as of September 1, 2011.

On September 1, 2011, the Company determined that the employment of James Murphy as the Company’s Vice President and Chief Financial Officer would end on October 31, 2011 following the Company’s September 2011 restructuring described in Note 4 above. Mr. Murphy continues to serve as the Company’s Vice President and Chief Financial Officer on a temporary basis until his replacement is hired. In December 2011, the Company entered into a separation agreement with Mr. Murphy. Pursuant to the separation agreement, Mr. Murphy received a one-time severance payment in the amount of $245,000. In addition, the Company will pay for health benefits for 1 year. All unvested options held by Mr. Murphy were forfeited as of September 1, 2011.

10.    Income Taxes

The components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows: (Amounts in thousands)

	2011	2010
Deferred Tax Assets:
Net operating loss carry-forwards	$71,405	$74,444
Stock-based awards	164	324
Research & development credits	2,784	2,444
Capital loss carryforward	1,490	1,575
Other	291	201

Total Deferred tax assets	76,134	78,988
Valuation allowance	(76,134)	(78,988)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2011 and 2010, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by approximately $2,854,000 and increased by approximately $5,640,000 for the years ended December 31, 2011 and 2010, respectively, due primarily to changes in federal and state net operating loss carry-forwards.

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $197,097,000 for U.S. income tax purposes, which began to expire during 2011 and state operating loss carry-forwards of $48,502,000 in Massachusetts that begin expiring in 2012 and $31,392,000 in California that begin to expire in 2027. The Company also had tax credits of $3,080,000 related to federal and state research and development activities which begin to expire in 2021. The Company recorded a capital loss carryover of approximately $4,000,000 in 2009 that generated a deferred tax asset of $1,490,000.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2011	2010
Income tax benefit at federal statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State income taxes	4.9	3.6
State rate change	(0.3)	(1.6)
Federal research credits	2.4	1.2
Warrants	7.8	(8.6)
Federal Net Operating Loss adjustment	(59.9)	6.7
State Net Operating Loss expired and adjusted	(14.1)	(6.9)
Stock Compensation Adjustment	(4.3)	(4.1)
Permanent items	(0.1)	(0.6)
Change In Valuation Allowance	29.6	(23.7)

Provision for income taxes	—%	—%

The provisions of FIN 48 (as codified under ASC 740), were adopted by the Company on January 1, 2007. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of ASC 740 did not have a material impact on the Company’s financial position, cash flows or results of operations. At December 31, 2011 and 2010, the Company had no unrecognized tax benefits.

There are currently no federal or state audits in progress, tax years still subject to examination for Federal and the State of Massachusetts and California authorities include all prior years due to the existence of net operating loss carry-forwards. However, the statute of limitation for assessment by the internal revenue service and state authorities is only open for tax years ended December 31, 2008, 2009 and 2010.

OXiGENE, INC.

Notes to Consolidated Financial Statements — (Continued)

11.    Commitments and Contingencies

Leases

In November 2008, the Company executed a lease for a total of approximately 12,300 square feet of office space located in South San Francisco, California. The lease agreement is for an estimated 52 months. In May 2010, the Company executed a lease for approximately 3,900 square feet in Waltham, Massachusetts.

During 2009 and for the first five months of 2010, the Company occupied approximately 11,000 square feet in Waltham, Massachusetts. In June of 2010, the Company executed a lease for a total of approximately 3,000 square feet of office space located in Waltham, Massachusetts. The lease in Waltham expires at the end of May 2012 and is not expected to be renewed. During 2009 and for the first five months of 2010, the Company occupied approximately 600 square feet in Oxford, UK.

The following table summarizes the rent expense by location for the years ended December 31, 2011, 2010 and 2009 (Amounts in thousands)

	2011	2010	2009
California	$507	$512	$442
Massachusetts	76	76	170
Oxford, UK	—	18	50

Total rent	$583	$606	$662

The minimum annual rent commitments for the above leases are as follows: (Amounts in thousands)

	2012	2013	2014	2015	Thereafter	Total
Gross Committements	$549	$135	$—	$—	$—	$684

12.    Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount, if any, of a Company match. The Company has not provided a match for the years ended December 31, 2011, 2010 or 2009.

13.    Subsequent Events

Activity Under the Lincoln Park Capital Fund Share Purchase Arrangement

Subsequent to December 31, 2011, the Company has sold approximately 954,000 shares of its common stock under the Lincoln Park Share Purchase Agreement (LPC) as described in Note 6, for net proceeds of $1,000,000. In addition, the Company issued approximately 30,000 shares to LPC in lieu of a cash fee.