Form 10-Q
period 2012-03-31
OXIGENE INC
filed 2012-05-11
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2012 there were 16,170,942 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,146	$9,972
Restricted cash	20	20
Prepaid expenses	397	582
Other current assets	48	73

Total current assets	8,611	10,647

Furniture and fixtures, equipment and leasehold improvements	643	643
Accumulated depreciation	(616)	(609)

	27	34
License agreements, net of accumulated amortization of $1,236 and $1,211 at March 31, 2012 and December 31, 2011, respectively	264	289
Other assets	86	86

Total assets	$8,988	$11,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138	$261
Accrued research and development	435	480
Accrued restructuring	460	653
Accrued other	437	859

Total current liabilities	1,470	2,253

Derivative liability long term	5	6

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 300,000 shares authorized; 16,171 and 15,177 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	162	152
Additional paid-in capital	226,595	225,998
Accumulated deficit	(219,244)	(217,353)

Total stockholders’ equity	7,513	8,797

Total liabilities and stockholders’ equity	$8,988	$11,056

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Product revenues	$114	$—

Operating expenses:
Research and development	654	1,683
General and administrative	1,332	1,385
Restructuring (Note 2)	13	—

Total operating expenses	1,999	3,068

Loss from operations	(1,885)	(3,068)

Change in fair value of warrants	1	2,210
Investment income	5	1
Other (expense) income, net	(12)	(6)

Net loss	$(1,891)	$(863)

Comprehensive loss	$(1,891)	$(863)

Basic and diluted net loss per share	$(0.12)	$(0.13)
Weighted-average number of common shares outstanding	15,734	6,554

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net loss	$(1,891)	$(863)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(1)	(2,210)
Depreciation	7	17
Amortization of license agreement	25	24
Stock-based compensation	136	157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(278)	(285)
Accounts payable and accrued expenses	(783)	(425)

Net cash used in operating activities	(2,785)	(3,585)

Investing activities:
Changes in other assets	—	(12)

Net cash used in investing activities	—	(12)

Financing activities:
Proceeds from issuance of common stock, net of acquisition costs	959	1,625

Net cash provided by financing activities	959	1,625

Decrease in cash and cash equivalents	(1,826)	(1,972)

Cash and cash equivalents at beginning of period	9,972	4,602

Cash and cash equivalents at end of period	$8,146	$2,630

Non-cash disclosures:

Issuance of common stock in connection with the private placement warrant exchange	$—	$5,381
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange	$—	$3

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2011.

Capital Resources

The Company has experienced net losses every year since inception and, as of March 31, 2012, had an accumulated deficit of approximately $219,244,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of March 31, 2012, the Company had approximately $8,166,000 in cash, restricted cash and cash equivalents.

Based on the Company’s limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from the Company’s September 2011 reduction in force, the Company expects its existing cash and cash equivalents to support its operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT® in anaplastic thyroid cancer, or “ATC”. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the existing financing arrangements.

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if its common shares lose their status on The NASDAQ Capital Market, and trade in the over-the-counter market. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 includes a going concern explanatory paragraph.

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

Revenue Recognition

In December 2011, OXiGENE established a distribution agreement with Azanta A/S to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT by Azanta for distribution and sale to compassionate use patients, Azanta has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If Azanta does not notify OXiGENE of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, Azanta will pay to OXiGENE, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue is recognized upon notification from Azanta of the gross margin earned.

In addition, OXiGENE has licensed to a third party the Company’s formerly owned Nicoplex and Thiol Test technology. Revenue in connection with this license arrangement is earned based on sales of products or services utilizing this technology. Revenue is recognized under this agreement when payments are received due to the uncertainty of the timing of sales of products or services.

Subsequent Events

The Company reviews all activity subsequent to period end but prior to the issuance of the financial statements for events that could require disclosure or which could impact the carrying value of assets or liabilities as of the balance sheet date.

2.	Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $1,239,000 of restructuring expenses, including adjustments. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through the end of fiscal 2012.

The original charge and adjustments were included in a separate line item and adjustments for foreign exchange were included in other (expense) income, net on the condensed statements of comprehensive loss.

The following table sets forth activity relating to the Company’s accrual for restructuring (in thousands):

Three Months Ended March 31, 2012
Accrued Restructuring:
Beginning balance	$653
Original charges	—
Adjustments	13
Payments	(217)
Adjustments for foreign exchange	11

Ending balance	$460

3.	Stockholders’ Equity — Common and Preferred Shares

The Company had 300,000,000 shares of common stock authorized as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Company had 16,170,942 shares of common stock issued and outstanding.

In November 2011, the Company entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (LPC). In connection with the LPC agreement, the Company issued approximately 983,897 shares of common stock for proceeds of approximately $959,000, net of acquisition costs, during the three months ended March 31, 2012. This included 29,970 shares issued as a commitment fee.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which it may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Currently, the Company is not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. The Company may be able to resume such sales in the second half of 2012, should it meet the issuance criteria of the SEC and NASDAQ.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2012 and December 31, 2011:

			Number of Warrants outstanding as of: (in thousands)
Warrants Issued in Connection with:	Date of Issuance	Average Exercise Price	March 31, 2012	December 31, 2011
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141

Total Warrants Outstanding			154	154

Effective with a warrant exchange, the Committed Equity Financing warrants were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. The Direct Registration Series I warrants were recorded as a liability at their fair value as of the date of their issuance in February 2008 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $5,000 and $6,000 at March 31, 2012 and December 31, 2011, respectively.

The gain (loss) from the change in fair value of warrants and other financial instruments for the quarters ended March 31, 2012 and 2011 is summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
Committed Equity Financing Facility Warrants	$—	$3
Direct Registration Warrants	1	90
Gain recognized in connection with Warrant Exchange agreements	—	690
Private Placement Warrants	—	1,427

Total gain (loss) on change in fair market value of derivatives	$1	$2,210

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2011	1,002	$5.91	9.26
Granted	699	$1.07
Forfeited and expired	(394)	$8.89

Options outstanding at March 31, 2012	1,307	$2.42	8.62

Options exercisable at March 31, 2012	448	$3.48	6.28

Options vested or expected to vest at March 31, 2012	915	$2.77	8.08	$—

As of March 31, 2012 there was approximately $693,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2012:

Weighted Average Assumptions
Risk-free interest rate	1.06%
Expected life	4 Years
Expected volatility	102
Dividend yield	0.00

4.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,307,000 stock options and 153,000 warrants at March 31, 2012 and 313,000 stock options and 153,000 warrants at March 31, 2011, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2012 and March 31, 2011 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We intend to primarily target the development of our product candidates for the treatment of rare cancers that will be eligible for orphan drug status from the Food and Drug Administration, or FDA. Our lead candidate, ZYBRESTAT®, has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of advanced anaplastic thyroid cancer, or “ATC”, and for the treatment of medullary, Stage IV papillary and Stage IV follicular thyroid cancers. The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of regionally advanced and/or metastatic ATC, as well as in ovarian cancer.

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

Our top priority is to pursue the clinical development of ZYBRESTAT in ATC. ATC is a very aggressive, rare but lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective therapies, median survival from the time of diagnosis is approximately 3-4 months. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, and we are currently planning a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial. We believe that the FACT 2 trial represents a critical opportunity to demonstrate the value of our key asset, ZYBRESTAT, and has the potential to create significant value for our company and our shareholders. As such, our primary corporate strategy for 2012 is to secure sufficient funding to conduct the trial. We are also pursuing a special protocol assessment (SPA) for this program with the FDA, with the goal of laying the foundation for initiation of this global registration study. We believe completion of the FACT2 study, assuming continued positive clinical results, will be sufficient to obtain FDA approval and approval in Europe for the treatment of patients with advanced ATC

Financial Resources

We have experienced net losses every year since our inception and, as of March 31, 2012, had an accumulated deficit of approximately $219,244,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of March 31, 2012, we had approximately $8,166,000 in cash, restricted cash and cash equivalents.

Currently, the Company has two vehicles available for raising capital as described in detail in Note 3 to the Condensed Financial Statements for the quarter ended March 31, 2012 and in Liquidity below. In summary, OXiGENE may sell under a stock purchase agreement, up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (LPC). In order to fully take advantage of this agreement, however, the Company will require shareholder approval in order to issue shares in excess of 19.9% of its outstanding shares on the date it entered into the purchase agreement due to NASDAQ rules. The Company intends to seek this approval at its annual meeting of shareholders in May 2012.

The Company also has entered into an “at the market” (ATM) equity offering sales agreement with McNicoll, Lewis & Vlak LLC, (MLV), pursuant to which it may issue and sell shares of common stock from time to time through MLV acting as its sales agent and underwriter. Currently, OXiGENE is not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. OXiGENE expects to be able to resume such sales in the second half of 2012, should it meet the issuance criteria of the SEC and NASDAQ.

On September 1, 2011, we announced a restructuring plan, which included employee terminations, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We announced the following key aspects of the restructuring and their effects on our operations including current and planned clinical trials:

•

At this time, a Company sponsored Phase 3 registrational study of ZYBRESTAT in patients with ATC funded entirely by internal financial resources is not feasible. We intend to continue to explore options for conducting such a study, including potential collaborations with national and international head and neck cancer cooperative groups. Future development decisions concerning ZYBRESTAT in patients with ATC will be made following a review of all options by our management and our board of directors.

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

•

We reduced our workforce by 11 full-time equivalent employees or approximately 61%. As of March 31, 2012, we had a total of eight full-time employees and approximately three full-time equivalent employees working on a part-time basis.

•

We have reduced the amount of space we currently rent, primarily by closing our office in Waltham, Massachusetts in May 2012 and by conducting our operations only out of our South San Francisco office.

We offered severance benefits to the terminated employees, and have recorded a total charge relating to this matter of approximately $1,239,000, most of which was recorded in the third quarter of 2011 and was primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to significantly advance the clinical development of our product candidates, including ZYBRESTAT in ATC without raising more capital. Our primary corporate strategy for 2012 is to secure sufficient funding to conduct the FACT 2 trial in ATC. We are also pursuing a special protocol assessment (SPA) for this program with the FDA, with the goal of laying the foundation for initiation of a global registration study. If we secure sufficient funding to conduct such a trial, expenses could increase in fiscal 2012 to the same levels as 2011.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash and cash equivalents to support our operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of our most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

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

Results of Operations

Three Months Ended March 31, 2012 and March 31, 2011

Revenue

We recognized $114,000 in product revenue for the three months ended March 31, 2012. No revenue was recognized in the three months ended March 31, 2011. Revenues in 2012 represent amounts recognized under our distribution agreement with Azanta Danmark A/S, or Azanta. In 2011, we established a partnership agreement with Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Under the terms of the agreement, we provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. We do not expect to receive significant income from Azanta under this arrangement.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from products currently under development by us. We expect that we will not generate meaningful revenue unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the changes in these components and the percentage increase or decrease:

	Three Months ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
External services	$217	$859	$(642)	-75%
Employee compensation and related	259	637	(378)	-59%
Employee stock-based compensation	16	48	(32)	-67%
Other	162	139	23	17%

Total research and development	$654	$1,683	$(1,029)	-61%

The reduction in external services expenses for the quarter ended March 31, 2012 compared to the same three month period in 2011 is primarily attributable to a reduction in spending on all of our clinical projects for the comparable periods with the majority of the reduction coming from the ZYBRESTAT for oncology program, most prominently our anaplastic thyroid cancer and non-small cell lung cancer projects. These two major studies have substantially concluded. In addition, we experienced reductions in expenses on our OXi4503 and ZYBRESTAT for ophthalmology programs for the comparable 2011 period, primarily related to our decision in February 2010 and September 2011 to scale back efforts to a limited number of projects.

The reduction in employee compensation and related expenses for the quarter ended March 31, 2012 compared to the same three month period of 2011 is due to the reductions in our clinical programs as noted above. We have reduced our headcount through restructurings as our clinical trials have progressed to conclusion and our compensation and related expenses have decreased accordingly in the quarter ended March 31, 2012 compared to the same period in 2011.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2011 fiscal year. Our primary corporate strategy for 2012 is to secure sufficient funding to conduct the FACT 2 trial in ATC. We are also pursuing a special protocol assessment (SPA) for this program with the FDA, with the goal of laying the foundation for initiation of a global registration study. If we secure sufficient funding to conduct such a trial, expenses could increase in fiscal 2012 to the same levels as 2011.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the changes in these components and their percentages:

	Three Months ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
Employee compensation and related	$513	$483	$30	6%
Employee stock-based compensation	40	74	(34)	-46%
Consulting and professional services	541	558	(17)	-3%
Other	238	270	(32)	-12%

Total general and administrative	$1,332	$1,385	$(53)	-4%

General and administrative expenses in total remained relatively flat for the comparable three month periods ended March 31, 2012 and March 31, 2011. Employee compensation and related expenses increased in the first quarter of 2012 as compared to 2011 due primarily to costs related to the transition of consolidating our Massachusetts administrative offices, including finance, to our California headquarters. Employee stock-based compensation expense can vary significantly from period to period due to the timing and vesting of option grants. Consulting and professional services and other expenses decreased in the first quarter of 2012 as compared to 2011 due primarily to a decrease in accounting and legal costs primarily due to the restructuring announced in September 2011.

As a result of our restructuring announced in September 2011, we expect general and administrative expenses to decrease in 2012 as compared to 2011. We continue to evaluate general and administrative expense and as a result, in the future they could vary significantly from those incurred in the 2011 fiscal year.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the three month periods ended March 31, 2012 and March 31, 2011, in thousands:

	Three months ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
Change in fair value of warrants	$1	$2,210	$(2,209)	-100%
Investment income	5	1	4	400%
Other (expense) income, net	(12)	(6)	(6)	100%

Total	$(6)	$2,205	$(2,211)	-100%

We recorded an unrealized (non cash) loss in 2011 as a result of the change in the estimated fair market value of our common stock warrants issued in connection with the offerings of our common stock.

The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three month periods ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012	2011
	Amounts in Thousands
Committed Equity Financing Facility Warrants	$—	$3
Direct Registration Warrants	1	90
Gain recognized in connection with Warrant Exchange	—	690
Private Placement Warrants	—	1,427

Total gain (loss) on change in fair market value of derivatives	$1	$2,210

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2012, we had an accumulated deficit of approximately $219,244,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash, cash equivalents and restricted cash of approximately $8,146,000 at March 31, 2012.

The net cash used in operating activities was approximately $2,785,000 in the three months ended March 31, 2012 compared to $3,585,000 in the comparable period in 2011. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily in the 2011 period from a change in the fair value of warrants and other financial instruments of $2,210,000. Net cash used in operating activities in the 2012 period was also impacted by the pay down of our accrued restructuring costs and for both the 2012 and 2011 period by the pay down of accounts payable and accrued liabilities.

Net cash provided by financing activities was approximately $959,000 for the three months ended March 31, 2012 compared to $1,625,000 in the comparable period in 2011. Net cash provided by financing activities in the three months ended March 31, 2012 was attributable to net proceeds from the sale of common stock under our LPC agreement described below. Net cash provided by financing activities for the three months ended March 31, 2011 is primarily attributable to the net proceeds from the sale of common stock under our “at the market” equity financing facility discussed below.

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

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. In order to fully take advantage of this agreement, however, we will require shareholder approval in order to issue shares in excess of 19.9% of our outstanding shares on the date we entered into the purchase agreement due to NASDAQ rules. We intend to seek this approval at our annual meeting of shareholders in May 2012. The proceeds from any sales under this purchase agreement will be used to further develop our late and early-stage clinical pipeline and to fund our ongoing operations. During the 36-month term of the purchase agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the purchase agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. In connection with the LPC agreement, we issued approximately 300,000 shares of common stock as an initial commitment fee in the year ended December 31, 2011, and we have issued 983,897 shares of common stock for approximately $959,000, in proceeds, net of acquisition costs, during the three months ended March 31, 2012. This included 29,970 shares issued as a commitment fee.

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

On September 1, 2011, we announced a restructuring plan, which included employee terminations, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We offered severance benefits to the terminated employees, and have recorded a total charge of approximately $1,239,000, most of which was recorded in the third quarter of 2011 and was primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge for this matter represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to significantly advance the clinical development of our product candidates, including ZYBRESTAT in ATC.

In December 2011, we established a partnership agreement with Azanta, to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our newly-formed Named Patient Program to be managed by Azanta provides a regulatory mechanism to allow healthcare professionals in the territory to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the quarter ended March 31, 2012 we received cash and recognized $114,000 of product revenue under this agreement. No revenue was recognized or any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash and cash equivalents to support our operations through the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of our most advanced product candidates, primarily ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the costs of complying with FDA and other regulatory agency requirements, including addressing the findings set forth by the FDA in its correspondence to us in March 2012, which will be significant, as noted in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding regulatory compliance and approvals; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2012, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Offer Letter to David L. Johnson, dated February 27, 2012. @

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Financial Statements.**

@	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: May 11, 2012	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 11, 2012	By:	/s/ David L. Johnson
David L. Johnson
Chief Financial Officer