Form 10-Q
period 2012-06-30
OXIGENE INC
filed 2012-08-13
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 17,565,857 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$6,902	$9,972
Restricted cash	20	20
Prepaid expenses	460	582
Other current assets	86	73

Total current assets	7,468	10,647

Furniture and fixtures, equipment and leasehold improvements	644	643
Accumulated depreciation	(616)	(609)

	28	34
License agreements, net of accumulated amortization of $1,260 and $1,211 at June 30, 2012 and December 31, 2011, respectively	240	289
Other assets	—	86

Total assets	$7,736	$11,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$261
Accrued research and development	397	480
Accrued restructuring	234	653
Accrued other	451	859

Total current liabilities	1,617	2,253

Derivative liability long term	1	6

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000 and 300,000 shares authorized at June 30, 2012 and December 31, 2011 respectively; 17,548 and 15,177 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	175	152
Additional paid-in capital	227,653	225,998
Stock subscription receivable	(200)	—
Accumulated deficit	(221,510)	(217,353)

Total stockholders’ equity	6,118	8,797

Total liabilities and stockholders’ equity	$7,736	$11,056

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Product revenues	$—	$—	$114	$—

Operating expenses:
Research and development	1,080	1,499	1,734	3,182
General and administrative	1,199	1,401	2,531	2,786
Restructuring (Note 2)	(2)	—	11	—

Total operating expenses	2,277	2,900	4,276	5,968

Loss from operations	(2,277)	(2,900)	(4,162)	(5,968)

Change in fair value of warrants	4	(31)	5	2,179
Investment income	3	1	8	2
Other (expense) income, net	4	(2)	(8)	(8)

Net loss	$(2,266)	$(2,932)	$(4,157)	$(3,795)

Comprehensive loss	$(2,266)	$(2,932)	$(4,157)	$(3,795)

Basic and diluted net loss per share	$(0.14)	$(0.32)	$(0.26)	$(0.49)
Weighted-average number of common shares outstanding	16,484	9,110	16,104	7,820

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(4,157)	$(3,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(5)	(2,179)
Depreciation	7	32
Amortization of license agreement	49	49
Stock-based compensation	254	486
Changes in operating assets and liabilities:
Restricted cash	—	35
Prepaid expenses and other current assets	(281)	(151)
Accounts payable and accrued expenses	(636)	(1,015)

Net cash used in operating activities	(4,769)	(6,538)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,699	10,396

Net cash provided by financing activities	1,699	10,396

Increase (decrease) in cash and cash equivalents	(3,070)	3,858

Cash at beginning of period	9,972	4,602

Cash at end of period	$6,902	$8,460

Non-cash investing and financing activities:

Issuance of common stock in connection with the private placement warrant exchange	$—	$5,381
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange	$—	$3

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

June 30, 2012

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Capital Resources

The Company has experienced net losses every year since inception and, as of June 30, 2012, had an accumulated deficit of approximately $221,510,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of June 30, 2012, the Company had approximately $6,922,000 in cash and restricted cash.

Based on the Company’s limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from the Company’s September 2011 reduction in work force, the Company expects its existing cash to support its operations through the middle of the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any significant projects to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT®. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the existing financing arrangements.

The Company received a letter in June 2012 from The NASDAQ Stock Market (“NASDAQ”) that it had 180 calendar days, or until December 24, 2012, to regain compliance with the minimum closing bid price requirement of $1.00 per share, or it will be de-listed from the NASDAQ Capital Market. In order to regain compliance, shares of the Company’s common stock must maintain the minimum closing bid price for a minimum of ten consecutive business days. If the Company does not regain compliance by December 24, 2012, the Company may be eligible for an additional 180 day grace period if it meets certain requirements in addition to providing written notice of its intention to cure the deficiency by effecting a reverse stock split or by other means during the additional grace period. If the Company is not able to regain compliance and it is de-listed from the NASDAQ Capital Market and must trade in the over-the-counter market, the Company’s ability to raise additional capital may be impaired.

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

Revenue Recognition

In December 2011, OXiGENE established a distribution agreement with Azanta A/S to provide access to ZYBRESTAT for the treatment of patients in a specified territory with anaplastic thyroid cancer, or ATC, on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT by Azanta for distribution and sale to compassionate use patients, Azanta has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If Azanta does not notify OXiGENE of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, Azanta will pay to OXiGENE, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue is recognized upon notification from Azanta of the gross margin earned.

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

2. Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $1,237,000 of restructuring expenses, including adjustments. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through the end of fiscal 2012.

The original charge and adjustments were included in a separate line item and adjustments for foreign exchange were included in other (expense) income, net on the condensed statements of comprehensive loss.

The following table sets forth activity relating to the Company’s accrual for this restructuring (in thousands):

Six Months Ended June 30, 2012
Accrued Restructuring:
Beginning balance-January 1, 2012	$653
Adjustments	11
Payments	(437)
Adjustments for foreign exchange	6

Ending balance-June 30, 2012	$234

3. Stockholders’ Equity — Common and Preferred Shares

The Company had 100,000,000 shares of common stock authorized as of June 30, 2012 and 300,000,000 shares of common stock authorized as of December 31, 2011. As of June 30, 2012, the Company had 17,547,719 shares of common stock issued and outstanding.

          In November 2011, the Company entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (LPC). In connection with the LPC agreement, the Company issued approximately 2,360,674 shares of common stock for proceeds of approximately $1,699,000, net of issuance costs, during the six months ended June 30, 2012. This included 59,940 shares issued as a commitment fee. At June 30, 2012 the Company had a receivable of $200,000 from LPC for a sale of shares under this agreement executed on June 29, 2012, which was recorded in Stock Subscription Receivable as an offset to equity. This amount was received in July 2012 and therefore net proceeds including this amount were $1,899,000. The LPC purchase agreement contains a minimum purchase price of $0.50 per share, which means that LPC shall not have the right or the obligation to purchase any of our common stock if the purchase price per share would be less than $0.50. Assuming that the purchase price per share is $0.50 or greater, the total dollar amount of common stock that the Company could sell under the LPC purchase agreement during the next twelve months is approximately $18,000,000, provided that the Company would be required to file and have declared effective an additional registration statement in order to sell more than an additional 1,949,266 shares of its common stock under the LPC agreement.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. Until the third quarter of 2012, the Company is not able to sell additional shares under the ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Due to these SEC limitations, as of August 3, 2012, the total dollar amount of common stock the Company could sell under the ATM during the next twelve months is approximately $4,000,000. This amount is likely to change based on various factors including the Company’s stock price, number of shares outstanding and when the sales take place.

In January and July 2012, 10,101 and 18,148 shares, respectively of common stock with a value of $10,000 each were issued as compensation to a board member pursuant to the Company’s Amended and Restated Non-Employee Director Compensation Policy.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2012 and December 31, 2011:

			Number of Warrants outstanding as of: (in thousands)
Warrants Issued in Connection with:	Date of Issuance	Average Exercise Price	June 30, 2012	December 31, 2011
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141

Total Warrants Outstanding			154	154

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $1,000 and $6,000 at June 30, 2012 and December 31, 2011, respectively.

The gain (loss) from the change in fair value of warrants and other financial instruments for the three months and six months ended June 30, 2012 and 2011 is summarized below (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Committed Equity Financing Facility	$—	$—	$—	$3
Direct Registration Warrants	4	(31)	5	59
Gain recognized in connection with Warrant Exchange agreements	—	—	—	690
Private Placement Warrants	—	—	—	1,427
Total gain (loss) on change in fair market value of derivatives

	$4	$(31)	$5	$2,179

Options

The Company’s 2005 Stock Plan, as amended at the 2012 Annual Meeting of Stockholders in May 2012 (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to 4,000,000 shares of the Company’s common stock in the aggregate. Currently, the 2005 Plan allows for awards of up to 200,000 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 2005 Plan for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2011	1,002	$5.91	9.22
Granted	774	$1.07
Forfeited and expired	(548)	$7.35

Options outstanding at June 30, 2012	1,228	$2.22	9.35

Options exercisable at June 30, 2012	337	$3.89	8.60

Options vested or expected to vest at June 30, 2012	815	$2.62	9.19	$—

As of June 30, 2012 there was approximately $332,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2012:

Weighted Average Assumptions
Risk-free interest rate	1.04%
Expected life	4 Years
Expected volatility	102%
Dividend yield	0.00

4. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,228,000 stock options and 154,000 warrants at June 30, 2012 and 307,000 stock options and 154,000 warrants at June 30, 2011, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2012 and June 30, 2011 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We intend to primarily target the development of our product candidates for the treatment of rare cancers that will be eligible for orphan drug status from the Food and Drug Administration, or FDA. Our lead candidate, ZYBRESTAT®, has been awarded orphan drug status by the FDA and the European Commission in the European Union for the treatment of anaplastic thyroid cancer, or ATC, medullary thyroid cancer, Stage IV papillary thyroid cancer, and Stage IV follicular thyroid cancer, and by the FDA for the treatment of ovarian cancer. The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of ATC.

The Orphan Drug Act was passed in January 1983 to stimulate the research, development, and approval of products that treat rare diseases. An orphan drug is defined as a product that treats a rare disease affecting fewer than 200,000 patients in the United States. Drugs are granted orphan status for a specific indication.

To date, more than 400 subjects have been treated with ZYBRESTAT in human clinical trials, and the drug candidate has been observed to be generally well-tolerated with a manageable safety profile.

ATC is an aggressive, rare, lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective therapies, median survival from the time of diagnosis is approximately 3-4 months. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, and we are currently in discussions with the FDA regarding a special protocol assessment (SPA) for a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial. We believe completion of the FACT 2 study, assuming positive clinical results, would be sufficient to obtain FDA approval and approval in Europe for the treatment of patients with advanced ATC.

We are also exploring the use of ZYBRESTAT in the treatment of ovarian cancer. On June 15, 2012, a group of British clinical investigators published results from a Phase 1 study in solid tumors, using a combination of ZYBRESTAT with bevacizumab without cytotoxic chemotherapy in the journal Clinical Cancer Research. The investigators observed disease stabilization in 9 of 14 patients (60%), and one patient with ovarian cancer had a partial response based on CA125 tumor marker levels lasting over 1 year.

The investigators also observed that functional imaging of the tumors at baseline and after cycle 1 showed longer profound vascular changes and blood-flow shutdown when ZYBRESTAT was added to the treatment regimen, demonstrating the complementary therapeutic effect of ZYBRESTAT and bevacizumab. We believe that this approach of combining vascular targeting agents without chemotherapy represents a potential way forward in clinical evaluation, and it is the basis for the ongoing Phase 2 clinical trial of ZYBRESTAT in advanced ovarian cancer, described below.

This trial is being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer, under the sponsorship of the Cancer Therapy Evaluation Program of the National Cancer Institute (CTEP). The trial is expected to enroll a total of 110 patients. To be eligible for the study, patients must have relapsed platinum-sensitive ovarian cancer, and must have had one prior platinum-based chemotherapeutic regimen. Patients are being randomized into two arms: one arm receives bevacizumab; the second arm receives bevacizumab plus ZYBRESTAT. Patients are treated until disease progression or adverse effects prohibit further therapy. The primary endpoint of the Phase 2 trial is progression-free survival. Secondary endpoints include safety, overall survival and objective responses by treatment. We anticipate final analysis of the data from this trial in 2013. On August 6, 2012, we announced that a pre-specified interim safety analysis of 25 patients in this trial indicated that only one of these patients had suffered a protocol specified serious adverse event in the trial to date, and therefore the trial should continue to full enrollment.

More than 60 clinical sites are participating in the GOG study. If the trial is clinically successful in terms of slowing tumor progression, we believe that this combination of vascular targeting agents, without the use of cytotoxic chemotherapy agents - and their often significant side effects - could provide a potentially better tolerated alternative for the treatment of ovarian cancer patients.

                This combination of vascular targeting agents would also complement the positive clinical results seen in prior clinical studies using ZYBRESTAT in conjunction with carboplatin and paclitaxel in patients with platinum- resistant ovarian cancer. Final results from a Phase 2 study were published by the Mount Vernon Cancer Centre, in the U. K., in the January 2011 issue of Annals of Oncology, showing a response rate of 25% (11/44) in a platinum resistant population and an additional 11% (5/44) of patients with unconfirmed responses on CT, suggesting that randomized trials including ZYBRESTAT with platinum-based chemotherapy should be performed in patients with advanced ovarian cancer.

In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company relative to their VDA program for neuroendocrine cancers, focused specifically on carcinoid syndrome. We plan to leverage these assets for the development and potential commercialization of ZYBRESTAT to treat carcinoid syndrome associated with metastatic carcinoid and neuroendocrine tumors. In the United States, according to the American Cancer Society, approximately 5,000 new carcinoid tumors and an additional 3,000 neuroendocrine tumors, or NETs, are diagnosed annually. Assuming similar incidence rates, this translates to 16,000 new cases of carcinoid and NETs annually in the combined markets of Europe and Japan.

Neuroendocrine tumors, including carcinoid, are increasing in incidence more rapidly than other cancers, but treatment, including, drugs, surgery, or embolization techniques, are not successful for all patients or may provide only temporary relief. The medical need for additional therapeutic options for patients and doctors remains open and may provide an opportunity for us to utilize our technology and experience in developing VDA drugs for the benefit of those patients.

Given the compelling scientific basis for using a VDA to disrupt blood flow to induce tumor necrosis and reduce production of biologically active mediators, such as serotonin, which are associated with the most severe, debilitating symptoms of this disease, we plan to investigate the effectiveness of ZYBRESTAT in this setting. We believe that using this approach has the potential to provide a faster path to establishing clinical activity of ZYBRESTAT, as compared to more typical endpoints such as progression-free survival or overall survival, as utilized in our other ongoing programs, and to significantly expand the commercial opportunity and patent protection for ZYBRESTAT.

Financial Resources

We have experienced net losses every year since our inception and, as of June 30, 2012, had an accumulated deficit of approximately $221,510,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of June 30, 2012, we had approximately $6,922,000 in cash and restricted cash.

Currently, we have two vehicles available for raising capital as described in detail in Note 3 to the Condensed Financial Statements for the quarter ended June 30, 2012 and in Liquidity below. In summary, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC (LPC), pursuant to a stock purchase agreement, subject to a minimum purchase price of $0.50 per share. We also have entered into an “at the market” (ATM) equity offering sales agreement with MLV & Co. LLC, (MLV), pursuant to which we may issue and sell shares of common stock from time to time through MLV acting as our sales agent and underwriter. Until the third quarter of 2012, we are not able to sell additional shares under the ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Due to these SEC limitations, as of August 3, 2012, the total dollar amount of common stock we could sell under the ATM during the next twelve months is approximately $4,000,000. This amount is likely to change based on various factors including our stock price, number of shares outstanding and when the sales take place.

On September 1, 2011, we announced a restructuring plan, which included a reduction in work force, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. Among other things, we decided as part of the restructuring to continue to explore options for the conduct of the FACT 2 trial, to continue to support the Phase 2 trial being conducted by the GOG in ovarian cancer, to continue to support the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with acute myeloid leukemia or myelodysplastic syndrome being conducted at the University of Florida, to reduce our workforce by 11 full-time equivalent employees or approximately 61%, and to reduce the amount of office space we rent, primarily by closing our office in Waltham, Massachusetts in May 2012 and by conducting our operations only out of our South San Francisco office.

We offered severance benefits to the terminated employees, and have recorded a total charge relating to this matter of approximately $1,237,000, most of which was recorded in the third quarter of 2011 and was primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to significantly advance the clinical development of our product candidates, including ZYBRESTAT, without raising more capital.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in work force, we expect our existing cash to support our operations through the middle of the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements , as to which we can give you no assurance.

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

Results of Operations

Three and Six Months Ended June 30, 2012 and June 30, 2011

Revenue

We recognized $114,000 in product revenue for the six month period ended June 30, 2012. No revenue was recognized in the three month period ended June 30, 2012 or in the three and six month periods ended June 30, 2011. Revenues in 2012 represent amounts recognized under our distribution agreement with Azanta Danmark A/S, or Azanta. In 2011, we established a partnership agreement with Azanta to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Under the terms of the agreement, we provide ZYBRESTAT to Azanta in exchange for a specified payment. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. We do not expect to receive significant income from Azanta under this arrangement.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from, products currently under development by us. We expect that we will not generate meaningful revenue unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	% Change	2012	2011	% Change
External services	$513	$692	-26%	$780	$1,550	-50%
Employee compensation and related	341	556	-39%	599	1,192	-50%
Employee stock-based compensation	30	118	-75%	46	166	-72%
Other	196	133	47%	309	274	13%

Total research and development	$1,080	$1,499	-28%	$1,734	$3,182	-46%

The reduction in external services expenses for the three and six month periods ended June 30, 2012 compared to the same three and six month periods in 2011 is primarily attributable to a reduction in spending on all of our clinical projects for the comparable periods with the majority of the reduction coming from the ZYBRESTAT for oncology program, most prominently our anaplastic thyroid cancer and non-small cell lung cancer projects. These two major studies have substantially concluded. In addition, we experienced reductions in expenses on our OXi4503 and ZYBRESTAT for ophthalmology programs for the comparable 2011 periods, primarily related to our decision in February 2010 and September 2011 to scale back our research and development efforts to a limited number of projects.

The reduction in employee compensation and related expenses for the three and six month periods ended June 30, 2012 compared to the same three and six month periods of 2011 is due to the reductions in our clinical programs as noted above. We have reduced our headcount through restructurings as our clinical trials have progressed to conclusion and our compensation and related expenses have decreased accordingly in the three and six month periods ended June 30, 2012 compared to the same periods in 2011.

The increase in Other expenses for the three and six month periods ended June 30, 2012 compared to the same three and six month periods in 2011 is primarily attributable to a license fee we expensed in the second quarter of 2012.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2011 fiscal year.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three Months ended June 30,			Six Months ended June 30,
			% Change			% Change
	2012	2011		2012	2011
Employee compensation and related	$351	$497	-29%	$843	$985	-14%
Employee stock-based compensation	88	211	-58%	128	285	-55%
Consulting and professional services	516	408	26%	1,079	966	12%
Other	244	285	-14%	481	550	-13%

Total general and administrative	$1,199	$1,401	-14%	$2,531	$2,786	-9%

Employee compensation and related expenses decreased in the three and six month periods of 2012 as compared to 2011 due primarily to a reduction in headcount in September 2011. In the six month period, this cost reduction was slightly offset by additional costs in the first quarter of 2012 related to the transition of consolidating our Massachusetts administrative offices, including our finance employees, to our California headquarters. Employee stock-based compensation expense decreased in part because of the reduction in headcount but can also vary significantly from period to period due to the timing and vesting of option grants.

Consulting and professional services increased in the three month period of 2012 as compared to 2011 due primarily to the timing of legal and investor relations costs which were comparable for the six month period in 2012 as compared to 2011. The increase in Consulting and professional services in the six month period of 2012 as compared to 2011 was due primarily to board fees which increased due to a revised Board compensation policy. Other expense decreased in the three and six month periods of 2012 as compared to 2011 due primarily to a reduction in facility related costs, including insurance.

As a result of our restructuring announced in September 2011, we expect general and administrative expenses to decrease in 2012 as compared to 2011. We continue to evaluate general and administrative expense and as a result, in the future they could vary significantly from those incurred in the 2011 fiscal year.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the periods indicated, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Change in fair value of warrants	$4	$(31)	$5	$2,179
Investment income	3	1	8	2
Other (expense) income, net	4	(2)	(8)	(8)

Total	$11	$(32)	$5	$2,173

We recorded an unrealized (non-cash) gain in the three month and six month periods ended June 30, 2012 and a loss in the three month period ended June 30, 2011 and a gain in the six month period ended June 30, 2011, as a result of the change in the estimated fair market value of our common stock warrants issued in connection with the offerings of our common stock.

The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Committed Equity Financing Facility Warrants	$—	$—	$—	$3
Direct Registration Warrants	4	(31)	5	59
Gain recognized in connection with Warrant Exchange agreements	—	—	—	690
Private Placement Warrants	—	—	—	1,427

Total gain (loss) on change in fair market value of derivatives	$4	$(31)	$5	$2,179

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2012, we had an accumulated deficit of approximately $221,510,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $6,922,000 at June 30, 2012.

The net cash used in operating activities was approximately $4,768,000 in the six months ended June 30, 2012 compared to $6,538,000 in the comparable period in 2011. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily in the 2011 period from a change in the fair value of warrants and other financial instruments of $2,179,000. Net cash used in operating activities in the 2012 period was also impacted by the pay down of our accrued restructuring costs and for both the 2012 and 2011 periods by the reduction of accrued liabilities.

Net cash provided by financing activities was approximately $1,699,000 for the six months ended June 30, 2012 compared to $10,396,000 in the comparable period in 2011. Net cash provided by financing activities in the six months ended June 30, 2012 was attributable to net proceeds from the sale of common stock under our agreement with LPC described below. Net cash provided by financing activities for the six months ended June 30, 2011 is primarily attributable to the net proceeds from the sale of common stock under our “at the market” equity financing facility discussed below.

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

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under this purchase agreement will be used to further develop our late and early-stage clinical pipeline and to fund our ongoing operations. During the 36-month term of the purchase agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the purchase agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. In connection with the LPC agreement, we issued approximately 300,000 shares of common stock as an initial commitment fee in the year ended December 31, 2011, and we have issued 2,360,674 shares of common stock for approximately $1,699,000, in proceeds, net of issuance costs, during the six months ended June 30, 2012. The shares issued included 59,940 shares issued as a commitment fee. At June 30, 2012 the Company had a receivable of $200,000 from LPC for a sale of common stock pursuant to this agreement executed on June 29, 2012, which was recorded in stock subscription receivable as an offset to equity. This amount was received in July 2012 and therefore net proceeds including this amount were $1,899,000. We are unable to use this agreement at any time when the price to LPC of the shares of our common stock would be less than $0.50 per share. Assuming that the purchase price per share is $0.50 or greater, the total dollar amount of common stock that we could sell under the LPC purchase agreement during the next twelve months is approximately $18,000,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 1,949,266 shares of our common stock under the LPC agreement.

On July 21, 2010, we entered into an “at the market” (ATM) equity offering sales agreement with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. During our fiscal year 2011, we sold approximately 7,794,000 shares of our common stock for net proceeds of approximately $17,146,000. Until the third quarter of 2012, we are not able to sell additional shares under this ATM due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Due to these SEC limitations, as of August 3, 2012 the total dollar amount of common stock we could sell under the ATM during the next twelve months is approximately $4,000,000. This amount is likely to change based on various factors including our stock price, number of shares outstanding and when the sales take place.

On September 1, 2011, we announced a restructuring plan, which included a reduction in work force, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We offered severance benefits to the terminated employees, and have recorded a total charge of approximately $1,237,000, most of which was recorded in the third quarter of 2011 and was primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge for this matter represents cash expenditures. Upon completion of the restructuring activities outlined above, we expect to reduce expenses from fiscal 2011 levels by an annual amount of approximately $2,000,000. Our ability to achieve this anticipated cost reduction is contingent upon only continuing to conduct the projects for which we are currently committed. Based on this planned level of cash utilization, we will be unable to significantly advance the clinical development of our product candidates, including ZYBRESTAT.

In December 2011, we established a partnership agreement with Azanta to provide access to ZYBRESTAT for the treatment of patients in a specified territory with ATC on a compassionate use basis. Our Named Patient Program, to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the territory to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territory for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the territory covered by the agreement until such time as ZYBRESTAT may obtain marketing approval in that territory. The territory includes the European Union, including the Nordic countries and Switzerland, and Canada, and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the quarter ended March 31, 2012 and six month period ended June 30, 2012 we received cash and recognized $114,000 of product revenue under this agreement. No revenue was recognized or any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from our September 2011 reduction in force, we expect our existing cash to support our operations through the middle of the first quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2012, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, except as follows:

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Capital Market, we will face possible delisting from that market, which would result in a limited public market for our common shares and make obtaining future financing more difficult for us.

Companies listed on The NASDAQ Capital Market (“NASDAQ”) are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On June 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5550(a)(2) for continued inclusion on The NASDAQ Capital Market.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have an initial grace period of 180 calendar days, or until December 24, 2012, to regain compliance with the minimum bid price requirement. We cannot assure you that our share price will comply with the requirements for continued listing of our common shares on The NASDAQ Capital Market in the future. If our common shares lose their status on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

If our shares were to trade on the over-the-counter market, selling our common shares would be more difficult because the over-the-counter market is substantially less active and liquid than The NASDAQ Capital Market. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

Any such delisting from The NASDAQ Capital Market and continued or further declines in our share price and market value would also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to Restated Certificate of Incorporation filed with Secretary of State of Delaware on May 29, 2012. (1)

10.1	OXiGENE, Inc. 2005 Stock Plan (as amended on May 24, 2012). (1)

10.2	Form of Indemnification Agreement. (2)

10.3	Employment Agreement by and between the registrant and Barbara D. Riching dated 08/03/2012. (2)

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form S-8 filed May 31, 3012.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: August 13, 2012	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Barbara D. Riching
Barbara D. Riching
Interim Chief Financial Officer