Form 10-Q
period 2012-09-30
OXIGENE INC
filed 2012-11-09
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 20,584,582 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations in the near term; uncertainty as to whether the Company’s common shares can continue to trade on a national securities exchange, which could result in less liquidity, lower prices and larger spreads in the bid and ask prices; the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$6,303	$9,972
Restricted cash	20	20
Prepaid expenses	220	582
Other current assets	86	73

Total current assets	6,629	10,647
Furniture and fixtures, equipment and leasehold improvements	644	643
Accumulated depreciation	(621)	(609)

	23	34
License agreements, net of accumulated amortization of $1,285 and $1,211 at September 30, 2012 and December 31, 2011, respectively	215	289
Other assets	—	86

Total assets	$6,867	$11,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509	$261
Accrued research and development	158	480
Accrued restructuring	111	653
Accrued other	473	865

Total current liabilities	1,251	2,259

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000 and 300,000 shares authorized at September 30, 2012 and December 31, 2011 respectively; 19,764 and 15,177 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	198	152
Additional paid-in capital	229,175	225,998
Accumulated deficit	(223,757)	(217,353)

Total stockholders’ equity	5,616	8,797

Total liabilities and stockholders’ equity	$6,867	$11,056

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Product revenues	$—	$—	$114	$—
Operating expenses:
Research and development	1,015	1,098	2,749	4,280
General and administrative	1,220	1,309	3,751	4,095
Restructuring (Note 2)	4	1,146	15	1,146

Total operating expenses	2,239	3,553	6,515	9,521

Loss from operations	(2,239)	(3,553)	(6,401)	(9,521)

Change in fair value of warrants	—	40	5	2,219
Investment income	2	1	10	3
Other (expense) income, net	(10)	(1)	(18)	(9)

Net loss	$(2,247)	$(3,513)	$(6,404)	$(7,308)

Comprehensive loss	$(2,247)	$(3,513)	$(6,404)	$(7,308)

Basic and diluted net loss per share	$(0.13)	$(0.25)	$(0.38)	$(0.74)
Weighted-average number of common shares outstanding	17,819	13,969	16,675	9,870

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(6,404)	$(7,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(5)	(2,219)
Depreciation	12	44
Amortization of license agreement	74	73
Stock-based compensation	429	550
Changes in operating assets and liabilities:
Restricted cash	—	55
Prepaid expenses and other current assets	(41)	62
Accounts payable and accrued expenses	(1,003)	(234)

Net cash used in operating activities	(6,938)	(8,977)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,269	17,019

Net cash provided by financing activities	3,269	17,019

Increase (decrease) in cash and cash equivalents	(3,669)	8,042

Cash at beginning of period	9,972	4,602

Cash at end of period	$6,303	$12,644

Non-cash investing and financing activities:
Issuance of common stock in connection with the private placement warrant exchange	$—	$5,381
Reclassification of CEFF warrants to equity from derivative liability due to warrent exchange	$—	$3

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Capital Resources

The Company has experienced net losses every year since inception and, as of September 30, 2012, had an accumulated deficit of approximately $223,757,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of September 30, 2012, the Company had approximately $6,323,000 in cash and restricted cash.

Based on the Company’s limited ongoing programs and operations and the reductions in cash utilization resulting from the Company’s September 2011 reduction in work force, the Company expects its existing cash to support its operations through the second quarter of 2013. However, this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT®. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the existing financing arrangements.

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

Revenue Recognition

In December 2011, OXiGENE established a distribution agreement with Azanta Danmark A/S, or Azanta to provide access to ZYBRESTAT for the treatment of patients in certain specified territories, (which was expanded to include additional territories in August 2012) with anaplastic thyroid cancer, or ATC, on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT by Azanta for distribution and sale to compassionate use patients, Azanta has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If Azanta does not notify OXiGENE of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, Azanta will pay to OXiGENE, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue is recognized upon notification from Azanta of the gross margin earned.

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

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $1,241,000 of restructuring expenses, including adjustments. The restructuring expenses include severance payments, health and medical benefits and related taxes, which are expected to be paid through the end of fiscal 2012.

The original charge and adjustments were included in a separate line item and adjustments for foreign exchange were included in other (expense) income, net on the condensed statements of comprehensive loss.

The following table sets forth activity relating to the Company’s accrual for this restructuring (in thousands):

Nine Months Ended September 30, 2012
Accrued Restructuring:
Beginning balance-January 1, 2012	$653
Adjustments	15
Payments	(568)
Adjustments for foreign exchange	11

Ending balance-September 30, 2012	$111

3.	Stockholders’ Equity — Common and Preferred Shares

The Company had 100,000,000 shares of common stock authorized as of September 30, 2012 and 300,000,000 shares of common stock authorized as of December 31, 2011. As of September 30, 2012, the Company had 19,764,156 shares of common stock issued and outstanding.

In November 2011, the Company entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (LPC). In connection with the LPC Purchase Agreement, the Company issued 2,730,525 shares of common stock for proceeds of approximately $2,123,000, net of issuance costs, during the nine months ended September 30, 2012. This included 65,934 shares issued as a commitment fee. Additionally, the Company issued 795,056 shares of common stock for proceeds of approximately $400,000, net of issuance costs, during the month ended October 31, 2012 including 11,988 shares issued as a commitment fee. The LPC Purchase Agreement contains a minimum purchase price of $0.50 per share, which means that LPC shall not have the right or the obligation to purchase any of our common stock if the purchase price per share would be less than $0.50. Assuming that the purchase price per share is $0.50 or greater, the total dollar amount of common stock that the Company could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that the Company would be required to file and have declared effective an additional registration statement in order to sell more than an additional 802,341 shares of its common stock under the LPC Purchase Agreement.

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. In connection with the ATM Agreement, the Company issued 1,824,288 shares of common stock for proceeds of approximately $1,146,000, net of issuance costs, during the nine months ended September 30, 2012. Additionally, the Company issued 25,370 shares of common stock for proceeds of approximately $14,000 net of issuance costs, during the month ended October 31, 2012. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of October 31, 2012 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $1,672,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding and when the sales take place.

In January and July 2012, 10,101 and 18,148 shares, respectively, of common stock with a total value of $20,000 were issued as compensation to a board member pursuant to the Company’s Amended and Restated Non-Employee Director Compensation Policy.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2012 and December 31, 2011:

		Average	Number of Warrants outstanding as of: (in thousands)
Warrants Issued in Connection with:	Date of Issuance	Exercise Price	September 30, 2012	December 31, 2011
Committed Equity Financing Facility	February 19, 2008	$54.80	13	13
Direct Registration Series I Warrants	July 20, 2009	$42.00	141	141

Total Warrants Outstanding			154	154

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $1,000 and $6,000 at September 30, 2012 and December 31, 2011, respectively.

The gain (loss) from the change in fair value of warrants and other financial instruments for the three months and nine months ended September 30, 2012 and 2011 is summarized below (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Committed Equity Financing Facility Warrants	$—	$—	$—	$3
Direct Registration Warrants	—	40	5	99
Gain recognized in connection with Warrant Exchange agreements	—	—	—	690
Private Placement Warrants	—	—	—	1,427

Total gain (loss) on change in fair market value of derivatives	$—	$40	$5	$2,219

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2011	1,002	$5.91	9.22
Granted	1,488	$0.82
Forfeited and expired	(691)	$6.01

Options outstanding at September 30, 2012	1,799	$1.66	8.92

Options exercisable at September 30, 2012	616	$1.23	9.57
Options vested or expected to vest at September 30, 2012	1,259	$1.28	9.56	$—

As of September 30, 2012 there was approximately $315,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2012:

Weighted Average Assumptions
Risk-free interest rate	0.85%
Expected life	4 Years
Expected volatility	102%
Dividend yield	0.00

4.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,799,000 stock options and 154,000 warrants at September 30, 2012 and 265,000 stock options and 154,000 warrants at September 30, 2011, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2012 and September 30, 2011 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ZYBRESTAT for Oncology

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

ZYBRESTAT is a reversible tubulin binding agent that works by disrupting the network of abnormal blood vessels, or vasculature, within solid tumors, also referred to as vascular disruption. Vascular disruption leads to tumor hypoxia, which refers to the process of starving the tumor of vitally necessary oxygen supply and subsequent tumor cell death. More specifically, ZYBRESTAT selectively targets the existing abnormal and largely immature vasculature found in most solid tumors and causes endothelial cells that make up the walls of the blood vessels in that vasculature to lose their normally flat shape and to become round, thus blocking the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen and nutrients, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s positive activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types.

ZYBRESTAT in Ovarian Cancer

We are developing ZYBRESTAT for the treatment of recurrent ovarian cancer. On June 15, 2012, British clinical investigators published results from a Phase 1 study in solid tumors in the journal Clinical Cancer Research, using a combination of ZYBRESTAT with bevacizumab, an angiogenesis inhibitor targeting the vascular endothelial growth factor (VEGF), without cytotoxic chemotherapy. The investigators observed disease stabilization in 9 of 14 patients (60%), and a partial response lasting over one year in one patient with ovarian cancer, based on CA125 tumor marker levels. The investigators also observed that functional imaging of the tumors at baseline and after cycle 1 showed longer profound vascular changes and blood-flow shutdown when bevacizumab was added to the ZYBRESTAT treatment regimen, demonstrating the complementary therapeutic effect of ZYBRESTAT and bevacizumab on the tumor vasculature.

We believe that this approach of combining vascular targeting agents without chemotherapy represents a potential way forward in clinical evaluation, and it is the basis for our ongoing randomized Phase 2 clinical trial of ZYBRESTAT in advanced ovarian cancer in combination with bevacizumab, whose branded name is Avastin, a VEGF inhibitor. The study is expected to enroll a total of 110 patients and more than 80 sites are participating. To be eligible for the study, patients must have recurrent ovarian cancer, and must have received prior platinum-based chemotherapy. Patients are being randomized into two arms: one arm receives bevacizumab; the second arm receives bevacizumab plus ZYBRESTAT. Patients are treated until disease progression or adverse effects prohibit further therapy. The primary endpoint of the Phase 2 trial is progression-free survival. Secondary endpoints include safety, overall survival and objective responses by treatment. We anticipate final analysis of the data from this trial by the end of

2013. On August 6, 2012, we announced that a pre-specified interim safety analysis of 25 patients in this trial indicated that only one of these patients had suffered a protocol-specified serious adverse event in the trial to date, and therefore it was recommended that the trial should continue to full enrollment and it is currently accruing patients. This trial is being conducted by the Gynecologic Oncology Group (GOG), an organization dedicated to clinical research in the field of gynecologic cancer and is under the sponsorship of the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute. The trial is also being done in collaboration with Genentech (the manufacturer of bevacizumab) in which we both supply the drugs for the study in addition to assisting with some of the funding. While we pay for some costs related to this trial, CTEP bears most of the cost of the trial.

If this trial is completed and is clinically successful in terms of slowing tumor progression, we believe that this combination of vascular targeting agents, without the use of cytotoxic chemotherapy agents—and their often significant side effects—could provide a potentially better tolerated alternative for the treatment of ovarian cancer patients.

In addition to combining ZYBRESTAT with a VEGF-targeting agent as in the GOG study, we also believe that studying ZYBRESTAT in combination with platinum or paclitaxel-based chemotherapy is supported by compelling preclinical data and may be another potential path forward, since chemotherapy is the current standard of care in this indication. We have seen positive clinical results in prior clinical studies using ZYBRESTAT in conjunction with carboplatin and paclitaxel in patients with platinum- resistant ovarian cancer. Final results from a Phase 2 study were published by the Mount Vernon Cancer Centre, in the U. K., in the January 2011 issue of Annals of Oncology, showing a response rate of 25% (11/44) in a platinum resistant population and an additional 11% (5/44) of patients with unconfirmed responses on CT, suggesting that randomized trials including ZYBRESTAT with platinum- or paclitaxel-based chemotherapy should be performed in patients with advanced ovarian cancer. Therefore, with sufficient funding, we would also like to initiate a Phase 2 study of ZYBRESTAT in combination with weekly paclitaxel in platinum-resistant ovarian cancer. This would be a multi-center, controlled trial designed to enroll 120 patients in a one-to-one randomization, and have a primary endpoint of progression-free survival, with secondary endpoints of safety, overall survival, objective response rate and CA125 response rate. Our target date to begin this trial would be in 2013, if we have sufficient funding.

We believe that ovarian cancer represents a significant commercial opportunity. Based on an annual incidence rate of 12.7 per 100,000 women, according to the National Cancer Institute, it is estimated that 22,280 women will be diagnosed with, and 15,500 women will die of, ovarian cancer in the United States in 2012. Assuming slightly higher observed incidence rates, this translates into an estimated 44,728 new cases of ovarian cancer annually in Europe and 8,328 new cases in Japan.

ZYBRESTAT in Anaplastic Thyroid Cancer

ATC is an aggressive, rare, lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective, approved therapies, median survival from the time of diagnosis is approximately 3-4 months. It is estimated that approximately 800 patients will be diagnosed with ATC in the United States in 2012. Assuming similar incidence rates, this would translate into an estimated 800 new cases of ATC annually in Europe, and 3,800 new cases worldwide. Due to the aggressive nature of the disease, fewer than 10% of patients are expected to survive one year from diagnosis. We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, and in September 2012, we reached agreement with the FDA regarding a special protocol assessment, or SPA, for a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial. We believe that a positive FACT 2 study would be sufficient to obtain regulatory approval in the United States and approval in Europe for the treatment of patients with ATC. At the present time, we do not have the financial resources to conduct the FACT 2 trial on our own, and are considering our options with regard to funding and potential paths forward for the FACT 2 trial.

We also are exploring regulatory approval for ZYBRESTAT in ATC in the European Union (EU) with a marketing authorization under exceptional or conditional circumstances, which might allow us to receive approval in Europe without conducting another clinical trial and for substantially less cost. These special marketing approvals may be used for life-threatening diseases with orphan designation where there is an unmet medical need. This approval might enable potential filings in Japan, Korea, China, Canada and other countries as well. We hope to receive scientific advice from the EU in the first half of 2013 related to this regulatory approval path. Because we do not have the financial resources to conduct the FACT 2 trial on our own, we believe that this may be a viable alternative path forward which could enable us to potentially receive marketing approval by 2015 or 2016.

In December 2011, we established a distribution agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients with ATC in certain specified territories (which was expanded to include additional territories in August 2012) on a compassionate use basis. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. Our named patient program, managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT to Azanta, and Azanta serves as our exclusive distributor for ZYBRESTAT in the specified territories for this purpose. Azanta provides ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The agreement may be further expanded to include other countries on a country-by-country basis. We and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the specified territories. There is no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement.

ZYBRESTAT in Neuroendocrine Tumors with Refractory Carcinoid Syndrome

Another indication that we have decided more recently to pursue is the treatment of carcinoid syndrome. In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company relative to their VDA program for neuroendocrine cancers, focused specifically on carcinoid syndrome. We plan to leverage these assets for the development and potential commercialization of ZYBRESTAT to treat refractory carcinoid syndrome associated with metastatic carcinoid tumors involving the liver. In the United States, according to the American Cancer Society, approximately 5,000 new carcinoid tumors and an additional 3,000 neuroendocrine tumors, or NETs, are diagnosed annually. Assuming similar incidence rates, this translates to 16,000 new cases of carcinoid and NETs annually in the combined markets of Europe and Japan. These patients live many years with frequent episodes of diarrhea and flushing that becomes refractory to the standard somatostatin therapy.

Neuroendocrine tumors, including carcinoid, are increasing in incidence more rapidly than other cancers, but treatment, including, drugs, surgery, or embolization techniques, are not successful for all patients or may provide only temporary relief. The medical need for additional therapeutic options to control the debilitating symptoms of carcinoid syndrome remains open and may provide an opportunity for us to utilize our technology and experience in developing VDA drugs for the benefit of those patients.

Given the compelling scientific basis for using a VDA to disrupt blood flow to induce tumor necrosis and reduce production of biologically active mediators, such as serotonin, which are associated with the most severe, debilitating symptoms of this disease, we plan to investigate the effectiveness of ZYBRESTAT in this setting. We believe that using this approach has the potential to provide a faster path to establishing clinical activity of ZYBRESTAT, as compared to more typical endpoints such as progression-free survival or overall survival, as utilized in our other ongoing programs, and to significantly expand the commercial opportunity and patent protection for ZYBRESTAT. We are exploring possible preclinical and clinical studies in this indication, but we would require additional funding to provide the financial resources for such studies.

OXi4503, a unique, second generation VDA for oncology indications

We are also currently pursuing development of OXi4503, a second-generation, dual-mechanism VDA, as a treatment for certain solid tumor types and for the treatment of myeloid leukemias, which also represent orphan indications. We believe that OXi4503 is differentiated from other VDAs by its dual-action activity: in addition to having potent vascular disrupting effects, OXi4503 is unique in that certain enzymes in the human body can help convert it to a form of chemical that has direct tumor cell killing effects. We believe this unique property may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on data from preclinical studies, we believe that OXi4503 may have enhanced activity in tumor types with relatively high levels of the enzymes that facilitate the conversion of OXi4503 to the form of chemical that kills tumor cells. These tumor types include hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage. In preclinical studies, OXi4503 has shown potent anti-tumor activity in solid tumors and acute myeloid leukemia models, both as a single agent and in combination with other cancer treatment modalities.

We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Cancer Research United Kingdom. In collaboration with us, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well -tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We also evaluated escalating doses of OXi4503 in an OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. Currently, we are exploring possible clinical studies but we have no firm plans to continue the evaluation of OXi4503 in patients with solid tumors.

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

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we have previously undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. Due to financial constraints, we are not actively pursuing development in this area at this time but continue to seek interest from a partner.

Financial Resources

We have experienced net losses every year since our inception and, as of September 30, 2012, had an accumulated deficit of approximately $223,757,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of September 30, 2012, we had approximately $6,323,000 in cash and restricted cash.

Currently, we have two vehicles available for raising capital as described in detail in Note 3 to the Condensed Financial Statements for the quarter ended September 30, 2012 and in Liquidity below. In summary, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC (LPC), pursuant to a stock purchase agreement (the LPC Purchase Agreement), subject to a minimum purchase price of $0.50 per share. We also have entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, (MLV), pursuant to which we may issue and sell shares of common stock from time to time through MLV acting as our sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of October 31, 2012 the total dollar amount of common stock that the Company could sell under the ATM agreement during the next twelve months is approximately $1,672,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding and when the sales take place.

On September 1, 2011, we announced a restructuring plan, which included a reduction in work force, designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. We substantially completed the restructuring in the first quarter of 2012.

We received a letter in June 2012 from The NASDAQ Stock Market (“NASDAQ”) that we had 180 calendar days, or until December 24, 2012, to regain compliance with the minimum closing bid price requirement of $1.00 per share, or we will be de-listed from the NASDAQ Capital Market. In order to regain compliance, shares of our common stock must maintain the minimum closing bid price for a minimum of ten consecutive business days. If we do not regain compliance by December 24, 2012, the Company may be eligible for an additional 180 day grace period if we meet certain requirements in addition to providing written notice of our intention to cure the deficiency by effecting a reverse stock split or by other means during the additional grace period. If we are not able to regain compliance and we are de-listed from the NASDAQ Capital Market and must trade in the over-the-counter market, our ability to raise additional capital may be impaired.

On November 7, 2012, our board of directors approved the filing of a proxy statement with the Securities and Exchange Commission for a special meeting of our stockholders, at which we will ask stockholders to approve a reverse stock split in a range of 1:5 to 1:20. The specific stock split ratio within that range will be selected by the board in its discretion, if the stock split is approved by stockholders. The board is taking this step because it believes that it is necessary and in the best interests of stockholders to maintain the listing of the common stock on the Nasdaq Capital Market, in order to enhance our prospects for raising capital. As previously announced, if the closing bid price of our common stock does not equal or exceed $1.00 per share for a minimum of ten consecutive trading days before December 24, 2012, our common stock could be subject to delisting from the Nasdaq Capital Market. We currently anticipate that the special meeting of stockholders will be held before the end of 2012.

Based on our limited ongoing programs and operations and the reductions in cash utilization resulting from our September 2011 reduction in work force, we expect our existing cash to support our operations through the second quarter of 2013. However, this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and September 30, 2011

Revenue

We recognized $114,000 in product revenue for the nine month period ended September 30, 2012. No product revenue was recognized in the three month period ended September 30, 2012 or in the three and nine month periods ended September 30, 2011. Product revenue in 2012 represents amounts recognized under our distribution agreement with Azanta. In December 2011, we established a distribution agreement with Azanta to provide access to ZYBRESTAT for the treatment of patients in certain specified territories, (which was expanded to include additional territories in August 2012) with ATC on a compassionate use basis. Under the terms of the agreement, we provide ZYBRESTAT to Azanta in exchange for a specified payment. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territories for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. We do not expect to receive significant income from Azanta under this arrangement.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from, products currently under development by us. We expect that we will not generate meaningful revenue in the near term future, unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three Months ended September 30,		% Change	Nine Months ended September 30,		% Change
	2012	2011		2012	2011
External services	$453	$500	-9%	$1,232	$2,050	-40%
Employee compensation and related	354	472	-25%	947	1,664	-43%
Employee stock-based compensation	53	5	960%	99	171	-42%
Other	155	121	28%	471	395	19%

Total research and development	$1,015	$1,098	-8%	$2,749	$4,280	-36%

The reduction in external services expenses for the three and nine month periods ended September 30, 2012 compared to the same three and nine month periods in 2011 is primarily attributable to a reduction in spending on most of our clinical projects for the comparable periods with the majority of the reduction coming from the ZYBRESTAT for oncology program, most prominently our non-small cell lung cancer and the FACT trial for ATC projects offset in part by increases in costs associated with planning the FACT 2 trial for ATC and costs of supporting the ovarian clinical trial conducted by the GOG. The non-small cell lung cancer and FACT clinical trials have substantially concluded and the FACT 2 trial has been placed on hold unless additional funding is received. In addition, we experienced reductions in expenses in the three and nine month periods in 2012 on our OXi4503 program and in the nine month period in 2012 on our ZYBRESTAT for ophthalmology program as compared to the comparable 2011 periods, primarily related to our previous decisions to scale back our research and development efforts to a limited number of projects.

The reduction in employee compensation and related expenses for the three and nine month periods ended September 30, 2012 compared to the same three and nine month periods of 2011 is due to the reductions in our clinical programs as noted above. We have reduced our headcount through restructurings as our clinical trials have progressed to conclusion and our compensation and related expenses have decreased accordingly in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.

Employee stock-based compensation expense increased for the three month period ended September 30, 2012 compared to the same period in 2011 due primarily to the timing and vesting of option grants. On a year-to-date basis for the nine months ended September 30, 2012 employee stock-based compensation decreased as compared to the same period in 2011 primarily because of the reduction in headcount but can also vary significantly from period to period due to the timing and vesting of option grants.

The increase in other expenses for the three month period ended September 30, 2012 compared to the same period in 2011 is due to the timing of certain expenses and the increase in the nine month period ended September 30, 2012 compared to the same period in 2011 is primarily attributable to a license fee we expensed in the second quarter of 2012.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2011 fiscal year or the first nine months of 2012.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three Months ended September 30,		% Change	Nine Months ended September 30,		% Change
	2012	2011		2012	2011
Employee compensation and related	$316	$410	-23%	$1,175	$1,395	-16%
Employee stock-based compensation	42	46	-9%	171	331	-48%
Consulting and professional services	672	494	36%	1,751	1,460	20%
Other	190	359	-47%	654	909	-28%

Total general and administrative	$1,220	$1,309	-7%	$3,751	$4,095	-8%

Employee compensation and related expenses decreased in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 due primarily to a reduction in headcount in September 2011. For the nine month period ended September 30, 2012, this cost reduction was slightly offset by additional costs in the first quarter of 2012 related to the transition of consolidating our Massachusetts administrative offices, including our finance employees, to our California headquarters. Employee stock-based compensation expense decreased in part because of the reduction in headcount but can also vary significantly from period to period due to the timing and vesting of option grants.

Consulting and professional services increased in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 due primarily to legal and investor relations costs and board fees, which increased due to a revised Board compensation policy. Other expenses decreased in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 due primarily to a reduction in facility related costs, including insurance.

As a result of our restructuring in September 2011, we expect general and administrative expenses to decrease in 2012 as compared to 2011. We continue to evaluate general and administrative expense and as a result, in the future they could vary significantly from those incurred in the 2011 fiscal year or the first nine months of 2012.

Restructuring

We recorded a restructuring charge of $1,146,000 in the three and nine month periods ended September 30, 2011 and recorded adjustments to the charge of $4,000 and $15,000 in the three and nine month periods ended September 30, 2012, respectively. This charge was a result of a restructuring plan announced on September 1, 2011, which included a reduction in work force, and was designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization.

We offered severance benefits to the terminated employees, and recorded a total charge relating to this matter of approximately $1,241,000, most of which was recorded in the third quarter of 2011 and was primarily associated with personnel-related termination costs. In order to provide for an orderly transition, we implemented the reduction in work force in a phased manner. Substantially all of the charge represents cash expenditures.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the periods indicated, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Change in fair value of warrants	$—	$40	$5	$2,219
Investment income	2	1	10	3
Other (expense) income, net	(10)	(1)	(18)	(9)

Total	$(8)	$40	$(3)	$2,213

We recorded an unrealized (non-cash) gain in the three month period ended September 30, 2011 and nine month periods ended September 30, 2012 and 2011, as a result of the change in the estimated fair market value of our common stock warrants issued in connection with the offerings of our common stock. The change in the estimated fair market value of our common stock warrants in the three month period ended September 30, 2012 was insignificant.

The table below summarizes the components of the change in fair value of warrants and other financial instruments for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Committed Equity Financing Facility Warrants	$—	$—	$—	$3
Direct Registration Warrants	—	40	5	99
Gain recognized in connection with Warrant Exchange agreements	—	—	—	690
Private Placement Warrants	—	—	—	1,427

Total gain (loss) on change in fair market value of derivatives	$—	$40	$5	$2,219

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2012, we had an accumulated deficit of approximately $223,757,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $6,323,000 at September 30, 2012.

The net cash used in operating activities was approximately $6,938,000 in the nine months ended September 30, 2012 compared to $8,977,000 in the comparable period in 2011. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily in the 2011 period from a change in the fair value of warrants and other financial instruments of $2,219,000. Net cash used in operating activities in the 2012 period was also impacted by the pay down of our accrued restructuring costs and for both the 2012 and 2011 periods by the reduction of accrued liabilities offset in part by stock-based compensation.

Net cash provided by financing activities was approximately $3,269,000 for the nine months ended September 30, 2012 compared to $17,019,000 in the comparable period in 2011. Net cash provided by financing activities in the nine months ended September 30, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement and the ATM Agreement described below. Net cash provided by financing activities for the nine months ended September 30, 2011 is primarily attributable to the net proceeds from the sale of common stock pursuant to the ATM Agreement discussed below.

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

In November 2011, we entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC (LPC), a Chicago-based institutional investor. The proceeds from any sales under the LPC Purchase Agreement will be used to further develop our late and early-stage clinical pipeline and to fund our ongoing operations. During the 36-month term of the LPC Purchase Agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. In connection with the LPC Purchase Agreement, we issued approximately 300,000 shares of common stock as an initial commitment fee in the year ended December 31, 2011, and we have issued 2,730,525 shares of common stock for approximately $2,123,000, in proceeds, net of issuance costs, during the nine months ended September 30, 2012. The shares issued included 65,934 shares issued as a commitment fee. Additionally, the Company issued 795,056 shares of common stock for proceeds of approximately $400,000, net of issuance costs, during the month ended October 31, 2012 including 11,988 shares issued as a commitment fee. We are unable to use this agreement at any time when the price to LPC of the shares of our common stock would be less than $0.50 per share. Assuming that the purchase price per share is $0.50 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 802,341 shares of our common stock under the LPC Purchase Agreement.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. In connection with the ATM Agreement, we issued 1,824,288 shares of common stock for proceeds of approximately $1,146,000, net of issuance costs, during the nine months ended September 30, 2012. Additionally, we issued 25,370 shares of common stock for proceeds of approximately $14,000 net of issuance costs, during the month ended October 31, 2012. During our fiscal year 2011, we sold approximately 7,707,000 shares of our common stock for net proceeds of approximately $17,019,000. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of October 31, 2012 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $1,672,000 under its current registration statement. The Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, number of shares outstanding and when the sales take place.

In December 2011, we established a distribution agreement with Azanta, which was expanded in August 2012, to provide access to ZYBRESTAT for the treatment of patients in certain specified territories with ATC on a compassionate use basis. Our Named Patient Program, to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territories for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the nine month period ended September 30, 2012 we received cash and recognized $114,000 of product revenue under this agreement. No revenue was recognized or any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and the reductions in cash utilization resulting from our September 2011 reduction in work force, we expect our existing cash to support our operations through the second quarter of 2013. However, this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2012, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended June  30, 2012.

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

101 The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements.**

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

OXiGENE, INC. (Registrant)

Date: November 9, 2012	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: November 9, 2012	By:	/s/ Barbara D. Riching
Barbara D. Riching
Interim Chief Financial Officer