Form 10-K
period 2012-12-31
OXIGENE INC
filed 2013-03-15
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 Gateway Boulevard, Suite 210	94080
South San Francisco, CA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 635-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share Common stock purchase rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2012 was $9,643,000.

As of March 1, 2013, the aggregate number of outstanding shares of common stock of the registrant was 2,055,507 .

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company’s actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that the Company believes may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, the Company operates in an industry sector where securities prices are volatile and may be influenced by regulatory and other factors beyond the Company’s control.

PART I

ITEM 1.	BUSINESS

Our Business

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

Our lead compound, ZYBRESTAT® is a reversible tubulin binding agent that works by disrupting the network of abnormal blood vessels, or vasculature, within solid tumors, also referred to as vascular disruption. Vascular disruption leads to tumor hypoxia, which refers to the process of starving the tumor of vitally necessary oxygen supply and subsequent tumor cell death. More specifically, ZYBRESTAT selectively targets the existing abnormal and largely immature vasculature found in most solid tumors and causes endothelial cells that make up the walls of the blood vessels in that vasculature to lose their normally flat shape and to become round, thus blocking the flow of blood to the tumor. The downstream tumor environment is then deprived of oxygen and nutrients, and the resulting restriction in blood supply kills the cells in the central portion of the tumor. Based on ZYBRESTAT’s antitumor activity observed in animal models, we have conducted multiple clinical trials of ZYBRESTAT in a variety of tumor types.

Summary of Strategy

We continue to develop ZYBRESTAT, which is currently in Phase 2 clinical trials. We have seen clinical activity in ovarian cancer, anaplastic thyroid cancer (ATC) and other indications, and observed tolerability to date in over 400 patients. We primarily focus on the development of product candidates for the treatment of rare cancers that will be eligible for orphan drug status and fast track status. We also believe that combining ZYBRESTAT with other therapies will provide us with multiple clinical strategies for the eventual commercialization of ZYBRESTAT. Based on this and subject to our receipt of sufficient funding, our strategy is as follows:

•	To focus on ovarian cancer as one of our lead indications:

•

We continue to support the ongoing randomized Phase 2 trial of ZYBRESTAT in combination with bevacizumab, an anti-VEGF monoclonal antibody, in patients with relapsed ovarian cancer. The trial, which is being conducted by the Gynecologic Oncology Group or GOG, an organization dedicated to clinical research in the field of gynecologic cancer, and is under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

•	We would also like to support two additional controlled clinical studies in advanced ovarian cancer, subject to our receipt of sufficient funding, as follows:

•	A Phase 2 study of ZYBRESTAT in combination with weekly paclitaxel in patients with recurrent ovarian cancer.

•	A Phase 1b/2 study of ZYBRESTAT in combination with pazopanib, an antiangiogenic oral tyrosine kinase inhibitor, in recurrent ovarian cancer.

•	To pursue the commercialization of ZYBRESTAT in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances, as further discussed below.

•

To continue to support the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with acute myelogenous leukemia, or AML, or myelodysplastic syndrome, or MDS, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•	To pursue the development of ZYBRESTAT to treat refractory carcinoid syndrome associated with metastatic carcinoid tumors involving the liver.

Orphan Drug Status

We currently have orphan drug status in the United States and in the European Union for ZYBRESTAT for the treatment of ATC, medullary thyroid cancer, Stage IV papillary thyroid cancer, and Stage IV follicular thyroid cancer, and for ZYBRETSTAT in the United States for the treatment of ovarian cancer. We have applied for orphan drug status in the European Union for ZYBRESTAT for the treatment of ovarian cancer. We also have orphan drug status in the United States for our product candidate OXi4503 for the treatment of AML.

The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of ATC, and a special protocol assessment, or SPA, was granted for a Phase 3 trial in ATC.

By focusing on developing ZYBRESTAT in rare or orphan indications, in addition to addressing significant unmet medical needs, we believe we will be able to take advantage of significant benefits associated with orphan drug status, such as:

•	Study design assistance from the appropriate regulatory authorities in the US and the EU,

•	Exemption from application-filing fees, in the US, and in the EU for companies designated as small to medium enterprises, or SMEs, who hold orphan designation,

•	Possible grant funding for Phase 1 and 2 clinical trials in the US,

•	Tax credits for some clinical research expenses, in the US,

•	Other fee reductions in the EU for regulatory activities such as protocol assistance, scientific advice, and other activities, and

•	Seven years of marketing exclusivity after the approval of the drug in the US and 10 years of exclusivity in the EU.

The Orphan Drug Act was passed in the US in January 1983 to stimulate the research, development, and approval of products that treat rare diseases. An orphan drug is defined as a product that treats a rare disease affecting fewer than 200,000 patients in the United States. Drugs are granted orphan status for a specific indication. In the EU, orphan designation is granted for a life-threatening or debilitating disease that affects 5 in 10,000 or fewer subjects in the EU.

ZYBRESTAT for Oncology

ZYBRESTAT in Ovarian Cancer

We believe that ovarian cancer represents an unmet medical need and a significant commercial opportunity. Ovarian cancer is the fifth leading cause of cancer-related death among women in the United States. Ovarian cancer is most often diagnosed at an advanced stage, after the cancer has spread beyond the ovary due in part to a lack of early symptoms and of effective ovarian cancer screening tests. Based on an annual incidence rate of 12.7 per 100,000 women, according to the National Cancer Institute, it is estimated that 22,280 women will be diagnosed with, and 15,500 women will die of, ovarian cancer in the United States in 2012. Assuming slightly higher observed incidence rates, this would translate into an estimated 44,728 new cases of ovarian cancer annually in Europe and 8,328 new cases in Japan.

We believe that combining ZYBRESTAT with other therapies will provide us with multiple clinical strategies for the potential commercialization of ZYBRESTAT in advanced ovarian cancer. One strategy is to use ZYBRESTAT without cytotoxic chemotherapy, which is the basis for our Phase 2 clinical trial in advanced ovarian cancer in combination with bevacizumab, a monoclonal antibody angiogenesis inhibitor targeting the vascular endothelial growth factor, VEGF, and a planned trial, subject to funding, with ZYBRESTAT in combination with pazopanib, a multi-kinase inhibitor targeting VEGF. The other strategy is to combine

ZYBRESTAT with platinum based chemotherapy which is the basis for our planned trial, subject to funding, with paclitaxel.

ZYBRESTAT is currently being studied in a Phase 2 clinical trial in advanced ovarian cancer in combination with bevacizumab. We believe that combining vascular targeting agents without cytotoxic chemotherapy may be a clinically active yet potentially better tolerated alternative for the treatment of certain advanced ovarian cancer patients. The rationale for this ongoing Phase 2 clinical trial is based on preclinical data showing increased antitumor activity of ZYBRESTAT when used in combination with bevacizumab, a monoclonal antibody angiogenesis inhibitor targeting the vascular endothelial growth factor, VEGF, which is approved for the treatment of colorectal cancer, advanced nonsquamous non–small cell lung cancer, metastatic kidney cancer and glioblastoma and which is marketed by Genentech/Roche under the name AVASTIN®. In addition we have seen complementary clinical activity and good tolerability of combining ZYBRESTAT with bevacizumab in a Phase 1 clinical trial.

We also may have an opportunity to begin a clinical trial in advanced or persistent ovarian cancer with ZYBRESTAT in combination with pazopanib, a small molecule tyrosine kinase inhibitor also targeting VEGF, which is approved for the treatment of renal cell cancer and soft tissue sarcoma and is marketed by GlaxoSmithKline under the name VOTRIENT®. This potential clinical study is dependent on receiving funding from an externally funded collaboration.

We also hope to begin a clinical trial in recurrent ovarian cancer, subject to funding, with ZYBRESTAT in combination with paclitaxel. We believe that studying ZYBRESTAT in combination with platinum or paclitaxel-based chemotherapy is another potential path forward, since chemotherapy is the current standard of care in this indication.

We believe that these three clinical trials, one ongoing and two planned subject to funding, will provide us with multiple clinical strategies for the potential commercialization of Zybrestat in advanced ovarian cancer.

Ongoing Clinical Trial in Ovarian Cancer

We are currently collaborating on an ongoing randomized Phase 2 clinical trial (GOG1861) of ZYBRESTAT in advanced ovarian cancer in combination with bevacizumab, a monoclonal antibody VEGF inhibitor, whose branded name is AVASTIN.

The GOG1861 study is expected to enroll a total of 110 patients and more than 80 sites are participating. To be eligible for the study, patients must have recurrent ovarian cancer, and must have received prior platinum-based chemotherapy. Patients are being randomized into two arms: one arm receives bevacizumab; the second arm receives bevacizumab plus ZYBRESTAT. Patients are treated until disease progression or adverse effects prohibit further therapy. The primary endpoint of the Phase 2 trial is progression-free survival. Secondary endpoints include safety, overall survival and objective responses by treatment. If this trial is completed and is clinically successful in terms of slowing tumor progression, we believe that this combination of vascular targeting agents, without the use of cytotoxic chemotherapy agents—and their often significant side effects—could provide a potentially better tolerated alternative for the treatment of recurrent ovarian cancer patients.

This trial is being conducted by the GOG and is under the sponsorship of CTEP of the National Cancer Institute. The trial is also being done in collaboration with Genentech, the manufacturer of bevacizumab, who, along with us, supplies the drugs for the study in addition to providing some of the trial’s funding. While we pay for some costs related to this trial, CTEP bears most of the cost of the trial.

In August, 2012, we announced that a pre-specified interim safety analysis of 25 patients in this trial indicated that only one of these patients had suffered a protocol-specified serious adverse event in the trial to date, and therefore it was recommended that the trial should continue to full enrollment. In February, 2013, we announced the results of the second and final scheduled interim toxicity analysis based on the safety review of the first 53 evaluable patients who completed four months of therapy. The results were that there were no additional protocol specified serious adverse events seen during this review, and that the study will continue to full enrollment.

We expect that an interim analysis to determine if the trial should continue to full enrollment will be conducted by the second quarter of 2013. We will remain blinded to the data from this interim analysis. If the study continues after this interim analysis we anticipate that preliminary results of the final data set will be available in the first or second quarter of 2014. Assuming a positive outcome from these analysis and results, we hope to be able to collaborate with the GOG and Genentech, and also receive guidance from FDA, on the design of a potential pivotal registration trial in this indication that could lead to an NDA filing in the 2016-2017 timeframe.

Planned Clinical Trial in Ovarian Cancer

With sufficient funding, we would also like to initiate a Phase 2 study of ZYBRESTAT in combination with weekly paclitaxel in persistent or recurrent ovarian cancer. This would be a multi-center, controlled trial designed to enroll 120 patients in a one-to-one randomization. The primary endpoint would be progression-free survival, with secondary endpoints of safety, overall survival, objective response rate and CA125 response rate. Our target date to begin this trial would be in 2013, if we have sufficient funding.

Proposed Clinical Trial in Ovarian Cancer

We also may have an opportunity to begin a clinical trial with ZYBRESTAT in combination with pazopanib, an antiangiogenic oral multi-kinase tyrosine kinase inhibitor, in recurrent ovarian cancer. This trial is dependent on receiving funding from an externally funded collaboration. This would be a Phase 1b/2 controlled trial designed to enroll 80 patients in a three-way randomization.

Background in Ovarian Cancer Clinical Trials

On June 15, 2012, British clinical investigators published results from a Phase 1 study in solid tumors in the journal Clinical Cancer Research, using a combination of ZYBRESTAT with bevacizumab, an angiogenesis inhibitor targeting the vascular endothelial growth factor, or VEGF, without cytotoxic chemotherapy. The investigators observed disease stabilization in 9 of 14 treated patients, and a partial response lasting over one year in one patient with ovarian cancer, based on CA125 tumor marker levels. The investigators also observed that functional imaging of the tumors at baseline and after cycle 1 showed longer profound vascular changes and blood-flow shutdown when bevacizumab was added to the ZYBRESTAT treatment regimen, demonstrating the complementary therapeutic effect of ZYBRESTAT and bevacizumab on the tumor vasculature. We believe that this approach of combining vascular targeting agents without chemotherapy represents a potential way forward in clinical evaluation, and it is the basis for our ongoing randomized Phase 2 clinical trial of ZYBRESTAT in advanced ovarian cancer being conducted by the GOG.

Additionally, we have seen positive clinical results in prior clinical studies using ZYBRESTAT in conjunction with carboplatin and paclitaxel in patients with platinum—resistant ovarian cancer. Final results from a Phase 2 study were published by the Mount Vernon Cancer Centre, in the U. K., in the January 2011 issue of Annals of Oncology, showing a response rate of 25% which represents 11 of 44 patients, in a platinum resistant population and an additional 11%, representing 5 of 44 of patients, with unconfirmed responses on CT, suggesting that randomized trials including ZYBRESTAT with platinum—or paclitaxel-based chemotherapy should be performed in patients with advanced ovarian cancer. Therefore, in addition to combining ZYBRESTAT with a VEGF-targeting agent as in the GOG study, we also believe that studying ZYBRESTAT in combination with platinum or paclitaxel-based chemotherapy is supported by compelling preclinical and clinical data and may be another potential path forward, since chemotherapy is the current standard of care in this indication.

ZYBRESTAT in Anaplastic Thyroid Cancer

ATC is an aggressive, rare, lethal cancer of the thyroid gland. Because of the rapid progression of the disease and the absence of effective, approved therapies, median survival from the time of diagnosis is approximately 3-4 months. It is estimated that approximately 800 patients will be diagnosed with ATC in the United States in 2013. Assuming similar incidence rates, this would translate into an estimated 800 new cases of ATC annually in Europe, and 3,800 new cases worldwide in 2013. Due to the aggressive nature of the disease, fewer than 10% of patients are expected to survive one year from diagnosis.

We have completed a Phase 2/3 clinical trial of ZYBRESTAT in patients with ATC, or the FACT trial, which enrolled 80 patients over a 3-year time span in over 40 clinical sites worldwide and which represents the largest randomized clinical trial conducted in ATC to date. We have presented the results of this study at multiple scientific meetings, including the American Society of Clinical Oncology, or ASCO, and the European Society for Medical Oncology, or ESMO, and in scientific journals.

In September 2012, we reached agreement with the U.S. Food and Drug Administration, or FDA, regarding a special protocol assessment, or SPA, for a pivotal Phase 3 clinical trial of ZYBRESTAT in ATC, which we refer to as the FACT 2 trial, and which would require enrolling 300 patients with ATC. This enrollment requirement poses a significant hurdle for us because there are only about 800 patients diagnosed with the disease annually in the United States. While we believe that a positive FACT 2 study would be sufficient to obtain regulatory approval in the United States and in Europe for the treatment of patients with ATC, the required sample size puts this trial beyond our current financial resources. At the present time, we believe that pursuing regulatory approval for ZYBRESTAT in ATC in the EU without the requirement for another clinical trial in ATC is the most fiscally feasible path.

We are now exploring regulatory approval for ZYBRESTAT in ATC in the EU with a marketing authorization under exceptional or conditional circumstances, which might allow us to receive approval in Europe without conducting another clinical trial and for substantially less cost. European regulations provide that these special marketing approvals may be obtained in the case of therapies for the treatment of life-threatening diseases with orphan designation where there is an unmet medical need. This approval might enable potential filings in Japan, Korea, China, Canada and other countries as well. We hope to receive scientific advice from two countries in the European Union in the first half of 2013 related to this regulatory approval path. Upon evaluation of the advice from these countries, we would decide whether or not to ask the European Medicines Agency, or EMA, for their scientific advice, which we would most likely receive in September or October of 2013. We believe that this path may be a potential alternative path forward which could enable us to potentially receive marketing approval by 2015 or 2016.

In December 2011, we established a distribution agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients with ATC on a compassionate use basis in certain specified territories. This agreement was expanded to include additional territories in August 2012 on a compassionate use basis. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. This program, which is managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT to Azanta, and Azanta serves as our exclusive distributor for ZYBRESTAT in the specified territories for this purpose. Azanta provides ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The agreement may be further expanded to include other countries on a country-by-country basis. Azanta is responsible for all regulatory activities necessary to distribute and sell ZYBRESTAT on a compassionate use basis for the treatment of ATC within the specified territories. There is no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement.

Background in ATC

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

We subsequently conducted the FACT (fosbretabulin in anaplastic cancer of the thyroid) trial, a randomized Phase 2/3 study in ATC, which enrolled 80 patients between July 2007 and February 2010. A total of 40 clinical sites in 11 countries participated in this clinical study. The trial was originally designed to evaluate ZYBRESTAT in 180 patients as a potential treatment for ATC.

The primary endpoint for the FACT trial was overall survival. Eligible patients were randomized to receive either ZYBRESTAT in combination with the chemotherapeutic agents carboplatin and paclitaxel, or to receive only carboplatin and paclitaxel as part of the control group.

Due to the rarity of the disease and the fact that many of the patients screened for the study did not meet the trial’s inclusion criteria or either died or no longer met the trial’s inclusion criteria, the enrollment period spanned more than twice the planned 18 month period. As a result of both the length of the enrollment period and financial constraints affecting us, in February 2010, we chose to continue to treat and follow all 80 patients who were enrolled in the Phase 2/3 FACT clinical trial in ATC but to stop further enrollment.

During a meeting on March 16, 2011, the FDA indicated that the data from the FACT trial are suggestive of possible clinical activity that may warrant continued development, and that to seek regulatory approval, we should plan to conduct an additional clinical trial with a survival endpoint.

In June 2011, Julie Sosa, M.D., Associate Professor of Surgery and of Medicine at Yale University and principal investigator in the Phase 2/3 study, presented final data from the trial at the ASCO conference in Chicago, Illinois. Dr. Sosa presented data reflecting a median overall survival, or OS, time of 5.2 months for patients who received ZYBRESTAT and chemotherapy compared with 4.0 months for patients receiving chemotherapy alone. Although not statistically significant, this represents a 28% reduction in the risk of death for patients receiving ZYBRESTAT and chemotherapy. For patients treated with ZYBRESTAT and chemotherapy, the data suggested that the likelihood of being alive at six months was 48% compared with 35% for patients treated with the control regimen. At one year, the data suggested that the likelihood of being alive was 26% for patients treated with ZYBRESTAT and chemotherapy compared with 9% for patients treated with chemotherapy alone. As in other studies, ZYBRESTAT appeared to be well tolerated.

ZYBRESTAT in Neuroendocrine Tumors with Refractory Carcinoid Syndrome

Another indication that we started to pursue in 2012 is the treatment of carcinoid syndrome. In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company relative to their VDA program for neuroendocrine cancers, focused specifically on carcinoid syndrome. We plan to leverage these assets for the development and potential commercialization of ZYBRESTAT to treat refractory carcinoid syndrome associated with metastatic carcinoid tumors involving the liver. In the United States, according to the American Cancer Society, approximately 12,000-15,000 new neuroendocrine tumors, or NETs, are diagnosed annually. Assuming similar incidence rates, this would translate to approximately 25,000-30,000 new cases of NETs annually in the combined markets of Europe and Japan.

Neuroendocrine tumors, including carcinoid, are increasing in incidence more rapidly than other cancers, but treatments, including drugs, surgery, or embolization techniques, are not successful for all patients or may provide only temporary relief. These patients live many years with frequent episodes of diarrhea and flushing that, over time, cease to respond to the standard therapy with drugs called somatostatins. The medical need for additional therapeutic options to control the debilitating symptoms of carcinoid syndrome remains acute and may provide an opportunity for us to utilize our technology and experience in developing VDA drugs for the benefit of those patients.

Given the compelling scientific basis for using a VDA to disrupt blood flow to induce tumor necrosis and reduce production of biologically active mediators, such as serotonin, which are associated with the most severe, debilitating symptoms of this disease, we plan to investigate the effectiveness of ZYBRESTAT in this setting. We believe that using this approach has the potential to provide a faster path to establishing clinical activity of ZYBRESTAT, as compared to more typical endpoints such as progression-free survival or overall survival, as utilized in our other ongoing programs, and to significantly expand the commercial opportunity and patent protection for ZYBRESTAT. We are conducting preclinical studies and exploring possible clinical studies in this indication, but we would require additional funding to provide the financial resources for such clinical studies.

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

Ongoing Clinical Trial in AML with OXi4503

Based on the results of preclinical studies published in the journal Blood in September 2010 that show OXi4503 has potent activity against AML in animal models, we entered into a clinical trial agreement pursuant to which investigators at the University of Florida initiated an investigator sponsored Phase 1 study of OXi4503 in patients with AML or MDS in May 2011. This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. In addition to the University of Florida this study is supported in part by the Leukemia & Lymphoma Society.

In December 2012, the investigators at the University of Florida presented data from this Phase 1 study at the 2012 annual meeting of the American Society of Hematology in Atlanta, Georgia. The clinical data, which was presented as an online abstract, showed responses and a manageable safety profile in this first-in-man trial of a VDA in AML. Results were presented on 5 initial patients with refractory AML enrolled between May, 2011 and August, 2012. Adverse events attributable to OXi4503 infusion included bone pain, fever, anemia and thrombocytopenia. Hypertension was manageable and plasma LDH and uric acid increased by at least two-fold within hours after OXi4503 infusions, suggesting leukemia cell destruction.

New patients are continuing to be enrolled in this study. As of March 1, 2013 a total of 9 patients have been enrolled into this study – and no dose-limiting adverse events have been encountered at this point.

The general direction of future development of OXi4503 for hematologic indications will depend on the outcome of the analysis of the study in AML, as well as available financial resources and potential partnering activities.

OXi4503 background

We have completed a Phase 1 clinical trial of OXi4503 in patients with advanced solid tumors sponsored by Cancer Research United Kingdom. In collaboration with us, Professor Gordon Rustin and colleagues from the Mount Vernon Cancer Research Centre, and other institutions in the United Kingdom, reported positive final data from this study at the 2010 ASCO Annual Meeting. In this study, 45 patients with advanced solid tumors who had declined or were unresponsive to standard treatment were treated with escalating doses of OXi4503. Partial responses were observed in two patients with epithelial ovarian cancer and stable disease was observed in 9 patients. OXi4503 was also observed to be well—tolerated in this study. To date, OXi4503 has been observed to have a manageable side-effect profile similar to that of other agents in the VDA class, potential single-agent clinical activity, and effects on tumor blood flow and tumor metabolic activity, as determined with several imaging modalities. We also evaluated escalating doses of OXi4503 in an OXiGENE-sponsored Phase 1b trial, initiated in the first quarter of 2009 in patients with solid tumors with hepatic involvement. This study confirmed the recommended dose established in the first Phase 1 study. Currently, we are exploring possible clinical studies but we have no firm plans to continue the evaluation of OXi4503 in patients with solid tumors.

ZYBRESTAT for Ophthalmology

In addition to developing ZYBRESTAT as an intravenously administered therapy for oncology indications, we have previously undertaken an ophthalmology research and development program with ZYBRESTAT with the ultimate goal of developing a topical formulation of ZYBRESTAT for ophthalmological diseases and conditions that are characterized by abnormal blood vessel growth within the eye that result in loss of vision. While we continue to seek partnership opportunities that will allow us to continue this research, due to financial constraints, we are not actively pursuing development in this area at this time.

Background in Ophthalmology

In December 2010, we completed a randomized, double-masked, placebo-controlled Phase 2 proof-of-mechanism trial, which we refer to as the FAVOR trial, with a single dose of intravenously-administered ZYBRESTAT in patients with polypoidal choroidal vasculopathy, or PCV, a form of choroidal neovascularization, a condition where new blood vessels form in the choroid, a part of the eye, and which can lead to vision loss and, ultimately, blindness. Current therapies, including approved drugs that interfere with blood vessel growth, known as anti-angiogenics, appear to provide limited benefit. We believe that the architecture of the abnormal vasculature in certain eye tissues, namely the retina and choroid, which contribute to PCV patients’ loss of vision, may be particularly susceptible to treatment with a VDA such as ZYBRESTAT.

Data from the FAVOR trial, in which ZYBRESTAT at different doses was compared to placebo in patients with PCV, followed by imaging of the retina on days 2, 8, 15, and 28, were presented at the 6th Asia-Pacific VitreoRetina Society, or APVRS, Congress in Hyderabad, India on December 2, 2011.

We believe that a safe, effective and convenient topically-administered anti-vascular therapeutic would have advantages over currently approved anti-vascular, ophthalmological therapeutics, many of which must be injected directly into a patient’s eyes, in some cases on a chronic monthly basis.

We have also evaluated the requirements for additional preclinical toxicology and efficacy studies with ZYBRESTAT for topical ophthalmological formulations to better position the program for partnering. Further development of this program will depend on the outcome of our evaluation of these requirements and available financial resources.

Our Development Programs and Product Candidates:

The following table outlines our ongoing clinical studies and completed studies relevant to our current development strategy for our current product candidates:

ZYBRESTAT for Oncology

Indication	Study Design and Number of Subjects (n)	Regimen	Sponsor	Status
Persistent or recurrent Ovarian Cancer	Phase 2 Randomized Controlled Study (n=110)	ZYBRESTAT ± bevacizumab	GOG and NCI/CTEP	Ongoing
Platinum-resistant Ovarian Cancer	Phase 2 Simon Two-Stage Design Study (n=44)	ZYBRESTAT + carboplatin + paclitaxel	Cancer Research UK	Complete results published
Advanced solid tumors	Phase 1 Open-label single-arm study n=15	ZYBRESTAT + bevacizumab	OXiGENE	Complete results published
Advanced solid tumors	Phase 1b Dose escalation Study n=46	Carboplatin + paclitaxel + ZYBRESTAT	Cancer Research UK	Complete results published
Anaplastic Thyroid Cancer (ATC)	FACT Trial — Phase 2/3 Randomized, Controlled Pivotal Registration Study (n=180) Enrollment terminated at 80 patients in February 2010)	Carboplatin + paclitaxel ± ZYBRESTAT	OXiGENE	Complete, manuscript submitted to journal “Thyroid”

OXi4503 for Oncology

Indication	Study Design and Number of Subjects (n)	Regimen	Sponsor	Status
Acute Myelogenous Leukemia and Myelodysplastic Syndromes	Phase 1 dose-Escalation Study (n=36)	OXi4503	University of Florida	Ongoing
Solid Tumors with Hepatic Burden	Phase 1b Dose-Ranging Study (n=18 in Phase 1b portion)	OXi4503	OXiGENE	Complete
Refractory Solid Tumors	Phase 1 Dose-Escalation Study	OXi4503	Cancer Research UK	Complete

ZYBRESTAT for Ophthalmology

Indication	Study Design and Number of Subjects (n)	Regimen	Sponsor	Status
Proof-of-mechanism Study in Polypoidal Choroidal Vasculopathy (PCV)	Phase 2 Randomized, Double-Masked, Placebo-controlled, Single-dose Study (n=20)	ZYBRESTAT (intravenous-route)	OXiGENE	Complete

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

Vascular Disrupting Agents: Anti-Vascular Therapeutics that Address a Large Potential Market

According to Cancer Research UK, a cancer organization in the United Kingdom, nearly 90% of all cancers, more than 200 types, are solid tumors, which are dependent upon a continually developing vascular supply for their growth and survival. Similarly, in the ophthalmology field, abnormal neovascularization characterizes a variety of ophthalmological diseases and conditions, including corneal neovascularization, central retinal vein occlusion, proliferative diabetic retinopathy, retinopathy of prematurity, sickle cell retinopathy, myopic macular degeneration, or MMD, age-related macular degeneration, or AMD, and neovascular glaucoma.

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

In September 2006, we announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab, a widely-used anti-angiogenic drug that acts by inhibiting VEGF, a pro-angiogenic growth factor. In this article, Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT and an anti-angiogenic agent, an anti-VEGF-receptor antibody, had synergistic effects on tumors.

In December 2007, we completed a Phase 1b clinical trial to evaluate ZYBRESTAT in combination with bevacizumab (an approved and widely-used anti-VEGF monoclonal antibody) in patients with advanced solid tumors. This was the first human clinical trial to pair a vascular disrupting agent and an anti-angiogenic drug in the treatment of cancer, specifically in patients who had failed previous treatments and were in advanced stages of disease. The trial was an open-label, multi-center trial designed to determine the safety and tolerability of ascending doses of ZYBRESTAT administered intravenously in combination with bevacizumab. Three dose levels of ZYBRESTAT were evaluated in combination with an approved dose of bevacizumab. In May of 2008, we reported final data from the trial showing that the two-drug combination appeared to be well-tolerated with early signs of clinical efficacy, including 9 of 16 patients with stable disease responses and with prolonged stable disease observed in several patients) and additive effects on tumor blood-flow inhibition.

We believe that these preclinical and clinical research results suggest combining VDA and anti-angiogenic therapies may be a compelling strategy to maximize the therapeutic potential of VDAs and anti-angiogenic drugs in the treatment of solid tumors. We believe the potential ability to synergistically combine VDA drugs with anti-angiogenic therapeutics affords it a wide range of future development and commercialization options with our VDA drug candidates, including tumor types and treatment settings where anti-angiogenic drugs are commonly utilized, as well as those where anti-angiogenic agents are either poorly tolerated, ineffective, no longer effective, or not commonly utilized.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In preclinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from initial human clinical studies conducted by us with combinations of ZYBRESTAT and the widely-used anti-angiogenic drug, bevacizumab, provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects.

	Anti-Angiogenic Drugs	OXiGENE VDA Drug Candidates
	(bevacizumab, ranibizumab, sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc.)	(ZYBRESTAT, OXi4503)

Biological Effect	Prevent formation and growth of new blood vessels throughout the body	Selectively occlude and collapse pre-existing tumor vessels

Mechanism	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) Promiscuous for all angiogenesis	Intermittently and reversibly collapses abnormal blood vessels that feed tumors

Selectively blocks the formation of tumor vessel and other abnormal vessel tissue junctions by disrupting the cell junctional protein VE-cadherin

ZYBRESTAT half-life is approximately 4 hours

Selective for abnormal vasculature characteristic of tumors and certain eye lesions

	Anti-Angiogenic Drugs	OXiGENE VDA Drug Candidates
Rapidity of Effect	Weeks	Hours

Target	Tumor Rim	Tumor Core

Side Effects	Chronic-chronic hypertension with long-term use Acute-impairment in wound healing, hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient and manageable-Mostly hypertension, effectively controlled Non-overlapping with anti-angiogenics No cumulative toxicities alone or in combination

We believe our VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause shape change in tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

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

Preclinical and clinical study results indicate that ZYBRESTAT exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of ZYBRESTAT in humans is approximately four hours. Because the half-life of the active form of ZYBRESTAT is relatively short, the effects of ZYBRESTAT on tubulin are reversible, and ZYBRESTAT is typically administered no more frequently than once per week, the side-effects of ZYBRESTAT are typically transient in nature, limited to the period of time following administration when the active form of ZYBRESTAT is in the body in significant concentrations. This contrasts with drugs that interfere with blood vessel growth, known as anti-angiogenic agents, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body, exert their tumor blood-vessel growth inhibiting effects over days to weeks, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

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

Research and Development and Collaborative Arrangements

Our strategy is to develop innovative therapeutics for oncology and to leverage our drug candidates and technology in the field of ophthalmology. Our principal focus is to advance the clinical development of our drug candidates ZYBRESTAT and OXi4503 and to identify new preclinical candidates that are complementary to our VDAs. To advance our strategy, we have established relationships with universities, research organizations and other institutions in these fields.

We intend to continue to rely on these relationships, rather than expand our in-house research and development staff. In general, these programs are created, developed and controlled by our internal management. Currently, we have collaborative agreements and arrangements with a number of institutions in the United States and abroad, which we utilize to perform the day-to-day activities associated with drug development. In 2012, collaborations were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas

•	UT Southwestern, Texas

•	University of Oxford, Oxford, United Kingdom

•	University College London, London, United Kingdom

•	Gynecologic Oncology Group, or GOG, and the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

•	Institute for Cancer Research UK

•	University of Florida

We have secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT ® and OXi4503. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and antiproliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty and milestone payments under the license agreement. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement by either (i) determining that filing for regulatory approval is not warranted by the clinical testing date or (ii) by providing two months written notice of our intent to terminate the agreement. Payments made to ASU to date have amounted to $2,500,000. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license.

Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We believe that our hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT and/or OXi4503. We also have a an exclusive license from Baylor University to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. We have the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that low-single-digit royalties will be paid by us should sales be generated through use of Baylor’s compounds. Further, commencing in the first year that we provide no research funding to Baylor University we must pay a minimum annual royalty payment of $40,000. We are not required to pay Baylor for use of Baylor’s compounds other than pursuant to this royalty arrangement. We are entitled to file, prosecute and maintain patent applications on products for which we have a license under this agreement. We have made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. Either party may terminate the license agreement upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest U.S. patent licensed under this agreement is scheduled to expire in June 2030.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of ZYBRESTAT under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in December 2021, excluding a patent term extension available under the Hatch-Waxman Act.

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

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Preclinical testing continues even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of qualified investigators in accordance with Good Clinical Practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed.

Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and efficacy in Phase 2 and 3 clinical trials.

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

•

Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances, which may include orphan drug status and the first NDA application for a company.

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

ZYBRESTAT was awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, acute myelogenous leukemia and ovarian cancer. ZYBRESTAT was also awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer.

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

In Europe, marketing authorizations may be submitted through a centralized, a decentralized or mutual recognition procedure. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union members’ states. The centralized procedure is also mandatory for cancer indications and orphan drug products. Based on these requirements, the centralized procedure would be used for OXiGENE products for ATC or for ovarian cancer indications.

In Europe, alternative pathways for marketing approval include conditional approval or approval under exceptional circumstances. These pathways are available for drugs to treat serious or debilitating diseases and/or orphan drugs. Both conditional approval and approval under exceptional circumstances require a positive risk/benefit balance. Under conditional approval it is expected that additional clinical studies would support the lack of comprehensive clinical data provided at the time of the filing. Approval under exceptional circumstances is possible when the indication is so rare that the applicant cannot reasonably be expected to provide comprehensive clinical data. We are evaluating the potential benefits of seeking approval under exceptional circumstances for the use of ZYBRESTAT in ATC. We cannot assure you that this pathway will be acceptable for marketing approval in Europe.

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

As of March 1, 2013, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted U.S. patents, ten (10) pending U.S. patent applications, one pending Patent Cooperation Treaty international patent application and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
ZYBRESTAT*	Methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel	December 2021
	Lyophilized or crystalline combretastatin A-4 phosphate tromethamine	September 2021
OXi4503**	Composition of matter for OXi4503 (combretastatin-A1-disodium-phosphate (OXi4503) pro-drug)	October 2021

*	In-licensed from Bristol-Myers Squibb

**	In-licensed from Arizona State University

In addition to these patents, for some of our product candidates, we have patents and/or applications that cover a particular form or composition, use for a particular indication, use as part of combination therapy or method of preparation or use, as well as other pending patent applications. These issued patents, including any patents that issue from pending applications, could provide additional or a longer period of protection. We also have patent applications pending that seek equivalent or substantially comparable protection for our product candidates in jurisdictions internationally that we consider key pharmaceutical markets.

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

We are aware of a limited number of companies involved in the development of VDAs. Such companies include Bionomics, Epicept, Nereus and MediciNova, all of which have VDAs that we believe are at an earlier or similar stage of clinical development than our lead drug candidate, ZYBRESTAT.

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

EMPLOYEES

We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing much of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. As of March 1, 2013, we had a total of seven full-time employees and approximately three employees working on a part-time basis.

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

We are aggressively pursuing forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

We expect our existing cash and cash equivalents to support our operations through the middle of the fourth quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of our most advanced product candidates. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with FDA and other regulatory agency requirements, including addressing findings set forth by the FDA in its correspondence to us in March 2012, which will be significant – see the risk factors below regarding regulatory compliance and approvals; the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

While we have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC and through an At Market Issuance Sales Arrangement, which we refer to as the ATM, with MLV & Co. LLC, these arrangements alone will not be sufficient to fund a late-stage clinical trial of ZYBRESTAT in any indication. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, whether through the ATM, the Lincoln Park Capital arrangement or otherwise, may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be impaired if our common shares lose their status on The NASDAQ Capital Market. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2012 the Report of Independent Registered Public Accounting Firm at the beginning of the Financial Statements section in this Form 10-K includes a going concern explanatory paragraph.

Our facility with Lincoln Park Capital will not be sufficient to satisfy our capital requirements for all of our contemplated clinical trials.

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we may direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. The price of our common stock as of March 1, 2013 was $4.06 and therefore the facility is not available to us at this time. The funding from LPC is not available at this time and may not be available when needed, or at all, depending on the market price of our common stock. The extent to which we rely on LPC as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from LPC were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to LPC under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

Our facility with MLV will not be sufficient to satisfy our capital requirements for all of our contemplated clinical trials.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The funding available from MLV may not be available when needed, or at all, depending on the market price of our common stock. The extent to which we rely on MLV as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from MLV were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to MLV under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

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

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. We or our partners currently are pursuing clinical trials in ovarian cancer, ATC and solid tumors, but we are required by our financial resources to engage only in limited clinical activities. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs. We cannot assure you that any resources that we devote to acquired or in-licensed programs will result in any products that are superior to our internally developed products.

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

This restructuring plan involved a reduction in force of 11 full-time equivalent employees, or approximately 61%. As of March 1, 2013, we had a total of 7 full-time employees and approximately 3 employees working on a part-time basis. This reduction in force and focus on reducing cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2012 had an accumulated deficit of approximately $225,432,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our continuing clinical trials with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not commercially introduced any product and our potential products are in varying early stages of development and testing. Our ability to attain profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, in conducting clinical trials, in obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of at least one other company that currently has a clinical-stage VDA for use in an oncology indication. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

We have licensed in rights to ZYBRESTAT, OXi4503 and other programs from third parties. If our license agreements terminate or expire, we may lose the licensed rights to our product candidates, including ZYBRESTAT and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for ZYBRESTAT and OXi4503 and from Baylor

University and Angiogene Pharmaceuticals Ltd. for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU, the Bristol-Myers Squibb Company, Baylor University and Angiogene Pharmaceuticals Ltd., we could lose our rights under these agreements. Any such disputes may or may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 1, 2013, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted United States patents, ten (10) pending United States patent applications, one pending Patent Cooperation Treaty international patent application and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, since some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

We have no manufacturing capacity and have relied on, and expect to continue to rely on, third-party manufacturers to produce our product candidates.

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

If we do not maintain our developed important manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and foreign regulatory authorities.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the U.S. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. We also cannot predict the impact of ACA on us as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred.

Our restated certificate of incorporation, our amended and restated by-laws, our stockholder rights agreement and Delaware law could deter a change of our management which could discourage or delay offers to acquire us.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or the best interests of us. Further, the rights issued under the stockholder rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors.

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

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume. The average trading volume since our reverse stock split on December 28, 2012 through March 1, 2013 as reported by NASDAQ was approximately 57,000 shares. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California where it leases 5,275 square feet of general office space. The lease as amended expires on June 30, 2013.

ITEM 3. LEGAL	PROCEEDINGS

None.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. In addition, in December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2012. The reverse split became effective on December 28, 2012. All of the per share sales prices shown in the table below have been adjusted to reflect the effect of these reverse splits.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$16.20	$11.76	$62.40	$20.27
Second Quarter	$15.36	$6.60	$76.56	$18.24
Third Quarter	$9.48	$6.00	$31.80	$12.00
Fourth Quarter	$7.74	$3.75	$23.64	$9.84

On March 1, 2013, the closing price of the Company’s common stock on The NASDAQ Capital Market was $4.06 per share.

As of March 1, 2013, there were approximately 77 stockholders of record of the approximately 2,055,507 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2012 Special Meeting of Stockholders, that there are approximately 9,800 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

Unregistered Sales of Securities

On November 28, 2011, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC, or LPC. Under the Purchase Agreement, the Company has the right to sell to LPC up to $20,000,000 of its common stock, subject to certain limitations, at the Company’s option. Pursuant to the Registration Rights Agreement, the Company filed a registration statement and prospectus with the Securities and Exchange Commission, or SEC, covering shares that have been issued or may be issued to LPC under the Purchase Agreement. The registration statement was declared effective on January 11, 2012 and will be effective for up to 36 months from that date, or until January 11, 2015. The Company has the right, subject to the terms and conditions of the Purchase Agreement, to direct LPC to purchase up to $20,000,000 of its common stock, subject to certain limitations, in amounts up to $200,000 at one time, which amounts may be increased depending on the closing sale price of the Company’s common stock, as often as every two business days under certain conditions. The Company can also accelerate the amount of common stock to be purchased under certain circumstances up to $1,200,000. The purchase price of the shares will be based on the market prices of the Company’s shares immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount. The Company may, at any time in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice. On November 28, 2011, the Company issued 24,975 shares of its common stock to LPC as an initial commitment fee upon entering into the Purchase Agreement. It may issue up to 49,950 shares as an additional commitment fee as LPC purchases up to $20,000,000 of the Company’s common stock.

The Company relied on the private placement exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the 24,975 shares of common stock to LPC. The Company did not receive any cash consideration for the issuance of the initial commitment fee shares to LPC, nor will it receive any cash consideration for the issuance of the up to 49,950 additional commitment fee shares to LPC when, if any, are issued pursuant to the Purchase Agreement.

Since entering into the Purchase Agreement on November 28, 2011 and issuing 24,975 shares to LPC as an initial commitment fee at that time, the Company has issued an aggregate of 293,798 shares to LPC under the Purchase Agreement, including an aggregate of 6,494 shares issued as additional commitment fees to LPC, for aggregate proceeds of $2,600,000.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2012. The selected financial data for each of the five years in the period ended December 31, 2012 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. In addition, in December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2012. The reverse split became effective on December 28, 2012. All of the per share sales prices shown in the table below have been adjusted to reflect the effect of these reverse splits.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Product revenues	$156	$—	$—	$—	$12
Operating expenses:
Research and development	3,523	5,291	12,114	22,256	18,995
General and administrative	4,690	5,375	5,885	8,900	6,957
Restructuring	15	1,226	510	—	—

Total operating expenses	8,228	11,892	18,509	31,156	25,952

Loss from operations	(8,072)	(11,892)	(18,509)	(31,156)	(25,940)
Change in fair value of warrants	6	2,222	(6,018)	2,166	3,335
Investment income	12	7	17	110	618
Other (expense) income, net	(25)	10	740	(63)	66

Comprehensive loss	$(8,079)	$(9,653)	$(23,770)	$(28,943)	$(21,921)

Net loss attributed to non controlling interest (1)	$—	$—	$—	$(4,215)	$(520)

Net loss attributed to OXiGENE, Inc.	$(8,079)	$(9,653)	$(23,770)	$(24,728)	$(21,401)

Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA,	$—	$—	$—	$(10,383)	$—
Net loss applicable to common stock	$(8,079)	$(9,653)	$(23,770)	$(35,111)	$(21,401)

Basic and diluted net loss per share	$(5.48)	$(10.37)	$(71.60)	$(157.45)	$(167.20)
Weighted-average number of common shares outstanding	1,473	931	332	223	128

(1) The amount related to loss attributed to non-controlling interest in Symphony ViDA, Inc. represents the loss for the Symphony ViDA, Inc. entity from its inception in October 2008 through the acquisition of the entity in July 2009. The investments reported as held by Symphony ViDA, Inc. represented the fair value of amounts held by Symphony ViDA, Inc. and were included in the acquisition.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands except per share data)
BALANCE SHEET DATA:
Cash, restricted cash and equivalents	$4,966	$9,992	$4,677	$14,072	$18,918
Marketable securities held by Symphony ViDA, Inc.,	—	—	—	—	14,663
Working capital	4,342	8,388	1,797	6,356	28,320
Total assets	5,447	11,056	5,567	15,617	35,031
Total liabilities	901	2,259	10,822	9,818	6,292
Accumulated deficit	(225,432)	(217,353)	(207,700)	(183,930)	(159,202)
Noncontrolling interest	—	—	—	—	9,432
Total stockholders’ (deficit) equity	$4,546	$8,797	$(5,255)	$5,799	$28,739

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that we believe may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward-looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, we operate in an industry sector where securities prices are volatile and may be influenced by regulatory and other factors beyond our control.

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

We have 3 product candidates in the development stage in three areas; ZYBRESTAT in oncology, OXi4503 in oncology and ZYBRESTAT in ophthalmology. Our primary focus has been our ZYBRESTAT in oncology program.

Since the fall of 2011, we have focused our capital resources on our most promising early-stage clinical programs with the goal of reducing our cash utilization. Accordingly, our resources have been focused primarily on supporting our ovarian Phase 2 clinical trial which is being conducted by the Gynecological Oncology Group, or GOG, our acute myeloid leukemia, or AML Phase 1 clinical trial being conducted by the University of Florida, our distribution agreement with Azanta, preclinical programs and the manufacture of clinical supply of our product candidates to support our programs. We have also spent resources completing our ATC trial (FACT trial) and designing a Phase 3 registrational study in anaplastic thyroid cancer, or ATC (FACT 2 trial), and while we were successful in receiving a SPA with the FDA for the FACT 2 trial, we have subsequently determined that this trial is not financially feasible at this time with our limited financial resources. We are now focusing our efforts in this area on pursuing the commercialization of ZYBRESTAT in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances.

We had previously undertaken clinical trials in ATC (FACT), a Phase 2/3 trial that enrolled 80 patients and in non-small cell lung cancer (FALCON), a 63-patient Phase 2 trial, as well as other, smaller studies in solid tumors, ovarian cancer and polypoidal choroidal vasculopathy. On February 2010, we announced a restructuring designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. As a part of this restructuring we stopped enrollment of additional patients in the FACT trial and reduced our work force by approximately 49% (20 employees). We have concluded these clinical trials, which is the primary reason for the reduction in our expenses in 2012 and 2011 as compared to 2010.

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

Financial Resources

We have experienced net losses every year since our inception and, as of December 31, 2012, had an accumulated deficit of approximately $225,432,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of December 31, 2012, we had approximately $4,966,000 in cash and restricted cash.

Currently, we have two potential vehicles for raising capital as described in detail in Note 6 to the Financial Statements for the year ended December 31, 2012 and in Liquidity below. In summary, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement, the LPC Purchase Agreement, The price of our common stock as of March 1, 2013 was $4.06 and therefore the facility is not available to us at this time. We also have entered into an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of common stock from time to time through MLV acting as our sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of March 1, 2013 the total dollar amount of common stock that the Company could sell under the ATM agreement during the next twelve months is approximately $750,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding and when the sales take place.

Based on our limited ongoing programs and operations and the reductions in cash utilization resulting from our September 2011 reduction in work force, we expect our existing cash to support our operations through the middle of the fourth quarter of 2013. However, this level of cash utilization does not allow us to initiate any significant projects, including clinical trials, to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

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

License Agreements

On August 2, 1999, we entered into an exclusive license for the commercial development, manufacture, use and sale of products or services covered by certain patent rights owned by Arizona State University. The carrying value is being amortized over the term of the license (approximately 15.5 years). Management is required to perform an impairment analysis of its long-lived assets if triggering events occur. We review for such triggering events, including triggering events such as a going concern opinion and continuing operating losses, periodically. In addition, the agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. We expense these payments to research and development in the period that payment becomes both probable and estimable.

Share-based compensation

We record the expense recognition of the estimated fair value of all share-based payments issued to employees. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes option pricing model, which requires certain input assumptions. We estimate the expected term of options based on an analysis of historical behavior of participants over time. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term.

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. Accordingly, we perform a historical analysis of option awards that are forfeited prior to vesting, and record total stock option expense that reflects this estimated forfeiture rate.

Revenue Recognition

In December 2011, we established a distribution agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients with ATC on a compassionate use basis in certain specified territories. The program which is managed by Azanta provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Our agreement with Azanta provides that upon the receipt of ZYBRESTAT by Azanta for distribution and sale to compassionate use patients, Azanta has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by us. If Azanta does not notify us of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Azanta will also pay to us, on a quarterly basis, an amount equal to 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue will be recognized upon notification from Azanta of the gross margin earned. Currently, the Company’s drug is expensed as manufactured, since it is still in development. As a result, the product provided to the Azanta has a zero cost basis, and therefore there is no cost-of-goods sold.

RESULTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

Revenues

We recognized approximately $156,000 in product revenue for the year ended December 31, 2012 as compared to $0 in the years ended December 31, 2011 and 2010. Revenues in 2012 represent amounts recognized under our distribution agreement with Azanta which was established in December 2011. We recognized approximately $148,000 of product revenues in 2012, after delivery of our drug for compassionate use to Azanta and the 30 day inspection period had expired at which point the drug was deemed accepted. Additionally, we recognized approximately $8,000 as payment for 20% of Azanta’s gross margin, as defined in the agreement, on its sales in the preceding quarter, in 2012, after Azanta notified us of the amount. In 2013, we expect approximately the same levels of revenue as 2012, although there can be no assurance of this and at this time, we have no future firm orders from Azanta.

Our drug was expensed in the period it was manufactured, since it is in the development stage and does not have an alternative future use. As a result, the product provided to Azanta had a zero cost basis, and therefore there is no cost-of-goods sold.

Our future revenues will depend upon our ability to establish collaborations with respect to, and generate revenues from, products currently under development by us. We expect that we will not generate meaningful revenue in the near term future, unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

				Change		Change
	Years ended December 31,			2012 versus 2011		2011 versus 2010
	2012	2011	2010	Amount	%	Amount	%
External services	$1,566	$2,519	$7,944	$(953)	-38%	$(5,425)	-68%
Employee compensation and related	1,250	1,965	3,247	(715)	-36%	$(1,282)	-39%
Employee Stock-based compensation	135	301	241	(166)	-55%	$60	25%
Other	572	506	682	66	13%	$(176)	-26%

Total research and development	$3,523	$5,291	$12,114	$(1,768)	-33%	$(6,823)	-56%

Research and development expenses decreased in the year ended December 31, 2012 as compared to the fiscal year ended 2011 and decreased in the year ended December 31, 2011 as compared to the fiscal year ended 2010 as we have completed many of our clinical programs over the last two to three years and focused our efforts on our most promising early-stage clinical programs. The clinical programs we have completed include trials in our ZYBRESTAT for oncology program, including those we conducted in anaplastic thyroid cancer and non-small cell lung cancer and to a lesser extent clinical trials in our OXi4503 program and our ZYBRESTAT for ophthalmology program. In 2012, these reductions in costs were offset in part by increased costs of supporting our ovarian clinical trial being conducted by the GOG and the cost of manufacturing clinical drug supplies.

External services include clinical research organizations, clinical site services, labs, clinical manufacturing and many other outside services. The reduction in these expenses in the two years ended December 31, 2012 and 2011 are due to the completion of the clinical trials as referenced above.

Employee compensation and related expenses include employee compensation, temporary help, employee benefits and travel. The reduction in employee compensation and related expenses for the two years ended December 31, 2012 and 2011 is primarily due to the reduction of research and development programs as noted above and associated restructuring and reduction of staff for the decreased level of activity.

Employee stock-based compensation expense decreased for the fiscal year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the reduction in headcount; this amount can also vary significantly from period to period due to the timing and vesting of option grants. Employee stock-based compensation expense increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due primarily to the due to the timing and vesting of option grants.

Other expenses include facility expenses and licensing fees and amortization. Other expenses have increased in the year ended December 31, 2012 compared to the fiscal year ended 2011, primarily due to a license fee we expensed in the 2012 fiscal year. The reduction in other expenses in the year ended December 31, 2011 compared to 2010 is primarily due to a reduction in both our research and development facility related costs as well as program wide support costs for the comparable periods.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2012 fiscal year. We plan to begin new clinical trials in our oncology program, however, these studies are dependent upon receiving funding. If we should receive funding, then research and development expenses will increase.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and the amount and percentage change in these components:

				Change		Change
	Years ended December 31,			2012 versus 2011		2011 versus 2010
	2012	2011	2010	Amount	%	Amount	%
Employee compensation and related	$1,441	$1,788	$2,049	$(347)	-19%	$(261)	-13%
Employee Stock-based compensation	217	441	453	(224)	-51%	$(12)	-3%
Consulting and professional services	2,117	1,976	2,295	141	7%	$(319)	-14%
Other	915	1,170	1,088	(255)	-22%	$82	8%

Total general and administrative	$4,690	$5,375	$5,885	$(685)	-13%	$(510)	-9%

Employee compensation and related expenses decreased in the year ended December 31, 2012 as compared to the fiscal year ended 2011 due primarily to a restructuring and reduction in headcount in September 2011. For the year ended December 31, 2012, this cost reduction was slightly offset by additional costs in the first quarter of 2012 related to the transition of consolidating our Massachusetts administrative offices, including our finance employees, to our California headquarters. The reduction in employee compensation and related expenses for the year ended December 31, 2011 compared to the fiscal year ended 2010 is due primarily to a reduction in our average full time equivalents for the comparable period.

Employee stock-based compensation expense decreased in fiscal years ended December 31, 2012 and 2011 compared to the respective prior fiscal years, due in part to the reduction in headcount but can also vary significantly from period to period due to the timing and vesting of option grants.

Consulting and professional services expenses increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to administrative, legal and investor relations costs, in part due to our reverse stock split, and board fees which increased due to a revised Board compensation policy. The reduction in consulting and professional services expenses for the year ended December 31, 2011 compared to the fiscal year ended 2010 is primarily due to one-time costs incurred in 2010 in connection with certain transactions. In addition, we experienced lower board member compensation expense attributable to lower stock valuations during the first half of the 2011 period as a portion of fees to board members were paid in the form of non-cash stock awards. Also, we recognized lower legal, accounting and service provider expenses due to fewer significant transactions during the 2011 period.

Other expenses decreased in the year ended December 31, 2012 as compared to 2011 due primarily to a reduction in facility related costs, including insurance. Other expenses increased in the year ended December 31, 2011 as compared to 2010 due primarily to an increase in Delaware franchise tax fees.

We continue to evaluate general and administrative expense and look for ways to decrease such costs. If we receive funding, as discussed above, we may begin new clinical trials in which case general and administrative expenses could increase in support of research and development activities. As a result, general and administrative expenses in the future could vary significantly from those incurred in the 2012 fiscal year.

Restructuring

We recorded a restructuring charge of $1,226,000 in the year ended December 31, 2011 and recorded net adjustments to the charge of $15,000 in the year ended December 31, 2012. This charge was a result of a restructuring plan announced on September 1, 2011, which included a reduction in work force, and was designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. The restructuring is complete and the expenses in 2012 are reflective of the reductions in expense as a result of the restructuring.

Other Income and Expenses

The table below summarizes the components of Other Income and Expense for the periods indicated, in thousands:

	Years ended December 31,
	2012	2011	2010
Change in fair value of warrants	$6	$2,222	$(6,018)
Investment income	12	7	17
Other income (expense), net	(25)	10	740

Total	$(7)	$2,239	$(5,261)

We recorded an unrealized (non-cash) gain in the years ended December 31, 2012 and 2011 and an unrealized (non-cash) loss in the year ended December 31, 2010 as a result of the change in the estimated fair market value of our common stock warrants issued in connection with the offerings of our common stock.

The Other income (expense) amounts are generally derived from net gains and losses on foreign currency exchange. Also included in the fiscal 2010 amount is our receipt of $733,000 in connection with qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code in November 2010.

The table below summarizes the components of the change in fair value of warrants for the periods indicated, in thousands:

	Years ended December 31,
	2012	2011	2010
Committed Equity Financing Facility Warrants	$—	$3	96
Direct Registration Warrants	6	102	2,093
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	(4,933)
Gain reconized in connection with warrant exchange agreements	—	690	—
Private Placement Warrants	—	1,427	(3,274)

Total gain (loss) on change in fair market value of derivatives	$6	$2,222	(6,018)

Tax Matters

At December 31, 2012, the Company had a net operating loss carry-forward of approximately $205,243,000 for U.S. income tax purposes, which begin to expire for U.S. purposes through 2020. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance decreased by approximately $195,000 and approximately $2,854,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31,2012 the decrease was due primarily to a decrease in research and development credit carry-forwards offset in part by the increase in federal and state net operating loss carry-forwards. For the year ended December 31, 2011 the decrease was due primarily to the decrease in the net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of December 31, 2012, we had an accumulated deficit of approximately $225,432,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $4,966,000 at December 31, 2012.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(8,079)	$(9,653)	$(23,770)
Non-cash adjustments to net loss	632	(1,221)	7,164
Changes in operating assets and liabilities	(888)	(910)	(3,821)

Net cash used in operating activities	(8,335)	(11,784)	(20,427)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(8)	—	3

Net cash provided by (used in) investing activities	(8)	—	3

	Years ended December 31,
	2012	2011	2010
Financing activities:
Proceeds from issuance of common stock	3,317	17,154	11,094

Net cash provided by financing activities	3,317	17,154	11,094

Increase (decrease) in cash and cash equivalents	(5,026)	5,370	(9,330)
Cash and cash equivalents at beginning of period	9,972	4,602	13,932

Cash and cash equivalents at end of period	$4,946	$9,972	$4,602

The net cash used in operating activities was $8,335,000 in the year ended December 31, 2012 compared to $11,784,000 in the comparable period in 2011. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily in the 2011 period from a change in the fair value of warrants and other financial instruments of $2,222,000. Net cash used in operating activities in the year ended December 31, 2012 period was also impacted by the pay down of our accrued restructuring costs and for both the 2012 and 2011 year end periods by the reduction of accrued liabilities offset in part by non-cash stock-based compensation.

Net cash provided by financing activities was $3,317,000 for the year ended December 31, 2012 compared to $17,154,000 in the comparable period in 2011. Net cash provided by financing activities for the year ended December 31, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement and the ATM Agreement described below. Net cash provided by financing activities for the year ended December 31, 2011 is primarily attributable to the net proceeds from the sale of common stock pursuant to the ATM Agreement discussed below.

On January 18, 2011, we entered into separate Warrant Exchange Agreements with each of the holders of warrants to purchase shares of our common stock issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 91,411 shares of common stock and (B) Series E Warrants to purchase an aggregate of 101,885 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $55.20 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, we agreed to seek shareholder approval to issue up to 38,128 additional shares of common stock to the warrant holders in a subsequent closing. Such shareholder approval was obtained on March 18, 2011, and the Series E Warrants issued at the initial closing were exchanged for the additional 38,128 shares of common stock.

In November 2011, we entered into a purchase agreement, the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. The price of our common stock as of March 1, 2013 was $4.06 and therefore the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the 36-month term of the LPC Purchase Agreement, we control the timing and amount of any sales to LPC, if and when we decide, in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. We are unable to use this agreement at any time when the price to LPC of the shares of our common stock would be less than $6.00 per share. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, we issued 294,000 shares of common stock for proceeds of approximately $2,047,000, net of issuance costs, during the year ended December 31, 2012 including 6,493 shares issued as a commitment fee. Additionally, in connection with the LPC agreement, we issued approximately 25,000 shares of common stock as its initial commitment fee in November 2011. We issued no other shares under this agreement during the year ended December 31, 2011.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of March 1, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $750,000 under its current registration statement. The Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, number of shares outstanding and when the sales take place.

In connection with the ATM Agreement, we issued 178,000 shares of common stock for proceeds of approximately $1,270,000 net of issuance costs, during the year ended December 31, 2012 and issued 650,000 shares of common stock for proceeds of approximately $17,146,000 during the year ended December 31, 2011. Additionally, the Company issued 304,000 shares of common stock under this agreement for gross proceeds of approximately $1,476,000, during the months of January and February of 2013.

In December 2011, we established a distribution agreement with Azanta, which was expanded in August 2012, to provide access to ZYBRESTAT for the treatment of patients in certain specified territories with ATC on a compassionate use basis. The Named Patient Program, to be managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we will provide ZYBRESTAT to Azanta. Azanta will serve as exclusive distributor for ZYBRESTAT in the specified territories for this purpose and will provide ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the year ended December 31, 2012 we received cash and recognized $156,000 of product revenue under this agreement. No revenue was recognized nor was any cash received under this agreement during 2011.

Based on our limited ongoing programs and operations and the reductions in cash utilization resulting from our September 2011 reduction in work force, we expect our existing cash to support our operations through the middle of the fourth quarter of 2013. However, this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, primarily ZYBRESTAT. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the costs of complying with FDA and other regulatory agency requirements. For example, it was necessary for us to address findings set forth by the FDA in its correspondence to us in of March 2012. While we believe we have addressed these findings, we have no assurance that the FDA may not require more information or more changes in the future, which may be significant– See Item 1A Risk Factors above regarding regulatory compliance and approvals; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2012 in thousands:

	2013	2014	2015	2016	2017 and thereafter	Total
Clinical development and related commitments	$240	$20	$20	$—	$—	$280
Operating leases	116	—	—	—	—	116

Total contractual obligations	$356	$20	$20	$—	$—	$396

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

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for the commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of ZYBRESTAT under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2012, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations. We have accounted for certain outstanding warrants issued in connection with our prior equity offerings as liabilities as of December 31, 2012.

We have adopted an Investment Policy, the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we may from time to time manufacture drugs and conduct trials and studies outside of the United States, we believe our exposure to foreign currency risk to be limited as the arrangements are typically in jurisdictions with relatively stable currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2012 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” to be included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” to be included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” to be included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” to be included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” to be included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

See financial statements listed in the accompanying “Index to Financial Statements” covered by the Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule

No schedules are submitted because they are not applicable, not required or because the information is included in the Financial Statements as Notes to Financial Statements.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 14, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012 and December 27, 2012. X

3.2	Amended and Restated By-Laws of the Registrant. %%%

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.^^^^

Exhibit Number	Description

4.4	Form of Five-year Warrant, dated as of July 15, 2009. €€

4.5	Amendment No. 5 to Stockholder Rights Agreement, dated as of November 28, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC. xxx

10.1@	OXiGENE 1996 Stock Incentive Plan, as amended.+

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10.4@	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.11@	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.12@	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.13@	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $

10.14	Amendment No. 1 to the Stockholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC dated as of October 1, 2008. §

10.15@	Form of Indemnification Agreement. !!!!!

10.16	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.17	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10.18	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Registrant and American Stock Transfer and Trust Company, LLC. ΩΩΩΩ

10.19	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.20	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

Exhibit Number	Description

10.21	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.22	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Registrant and American Stock Transfer and Trust Company, LLC. aaa

10.23@	OXiGENE, Inc. 2005 Stock Plan (as amended on May 24, 2012). x

10.24@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.25	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.26	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.27	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. p

10.28	Employment Agreement by and between the Registrant and Barbara D. Riching dated as of February 2013 ##

10.29	Amendment No. 1 to At Market Issuance Agreement, dated as of May 31, 2012, by and between the Registrant and McNicoll, Lewis & Vlak LLC. %

10.30 10.31	Consulting Agreement with David Chaplin, Ph.D., dated as of January 2013. %% Amendment to Consulting Agreement with David Chaplin, Ph.D., dated as of February 27, 2013. X

14.1	Corporate Code of Conduct and Ethics. ####

23.1	Consent of Independent Registered Public Accounting Firm. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

101

Interactive Data Files for the fiscal years ended December 31, 2012 and December 31, 2011:

101.INS—XBRL Instance Document**

101.SCH—XBRL Taxonomy Extension Schema**

101.CAL—XBRL Taxonomy Extension Calculation Linkbase**

101.DEF—XBRL Taxonomy Extension Definition Linkbase**

101.LAB—XBRL Taxonomy Extension Label Linkbase**

101.PRE—XBRL Taxonomy Extension Presentation Linkbase**

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) filed on June 24, 1993, and any amendments thereto.

**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-181810) filed on May 31, 2012.

xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.

p	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

##	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013

%	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-181813) filed on May 31, 2012.

%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/S/ PETER J. LANGECKER
Peter J. Langecker Chief Executive Officer

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER J. LANGECKER Peter J. Langecker	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 15, 2013

/S/ BARBARA RICHING Barbara Riching	Chief Financial Officer (Principal financial and accounting officer)	March 15, 2013

/S/ DAVID CHAPLIN David Chaplin	Director	March 15, 2013

/S/ TAMAR D. HOWSON Tamar D. Howson	Director	March 15, 2013

/S/ GERALD MCMAHON Gerald McMahon	Director	March 15, 2013

/S/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	Director	March 15, 2013

/S/ ALASTAIR J.J. WOOD Alastair J.J. Wood	Director	March 15, 2013

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Financial Statements

The following financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

OXiGENE, Inc.

We have audited the accompanying balance sheets of OXiGENE, Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXiGENE, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OXiGENE, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and expects to continue to incur operating losses over the next several years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

OXiGENE, Inc.

Balance Sheets

(All amounts in thousands,

except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$4,946	$9,972
Restricted cash	20	20
Prepaid expenses	135	582
Other current assets	142	73

Total current assets	5,243	10,647
Furniture and fixtures, equipment and leasehold improvements	370	643
Accumulated depreciation	(357)	(609)

	13	34
License agreements, net of accumulated amortization of $1,309 and $1,211 at December 31, 2012 and December 31, 2011, respectively	191	289
Other assets	—	86

Total assets	$5,447	$11,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$261
Accrued research and development	181	480
Accrued restructuring	—	653
Accrued other	304	865

Total current liabilities	901	2,259
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000 and 300,000 shares authorized at December 31, 2012 and December 31, 2011 respectively; 1,746 and 1,265 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	17	13
Additional paid-in capital	229,961	226,137
Accumulated deficit	(225,432)	(217,353)

Total stockholders’ equity	4,546	8,797

Total liabilities and stockholders’ equity	$5,447	$11,056

See accompanying notes.

OXiGENE, Inc.

Statements of Comprehensive Loss

(All amounts in thousands,

except per share data)

	Years ended December 31,
	2012	2011	2010
Product revenues	$156	$—	$—
Operating expenses:
Research and development	3,523	5,291	12,114
General and administrative	4,690	5,375	5,885
Restructuring (Note 4)	15	1,226	510

Total operating expenses	8,228	11,892	18,509

Loss from operations	(8,072)	(11,892)	(18,509)
Change in fair value of warrants	6	2,222	(6,018)
Investment income	12	7	17
Other (expense) income, net	(25)	10	740

Net loss	$(8,079)	$(9,653)	$(23,770)

Comprehensive loss	$(8,079)	$(9,653)	$(23,770)

Basic and diluted net loss per share	$(5.48)	$(10.37)	$(71.60)
Weighted-average number of common shares outstanding	1,473	931	332

See accompanying notes.

OXiGENE, Inc.

Statements of Stockholders’ Equity (Deficit)

(All amounts in thousands,

except per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2009	261	$3	$189,726	$(183,930)	$5,799
Net loss			—	(23,770)	(23,770)
Issuance of common stock and common stock warrants in connection with the private placement financing, net of expenses of $877	27	—	(313)	—	(313)
Reclassification of CEFF warrants to derivative liability in March 2010 due to private placement warrants			(103)	—	(103)
Exercise of warrants issued in private placement financing	113	1	8,254	—	8,255
Issuance of common stock under ATM, net of expenses of $288	55	1	3,805	—	3,806
Issuance of common stock in lieu of compensation to
Board of Directors	2	—	325	—	325
Issuance of common stock under employee stock purchase plan			33	—	33
Stock based compensation expense			687	—	687
Exercise of stock options			26	—	26

Balance December 31, 2010	458	$5	$202,440	$(207,700)	$(5,255)

Net loss				(9,653)	(9,653)
Issuance of common stock in connection with the private placement warrant exchange	130	1	5,382	—	5,383
Issuance of common stock under ATM, net of expenses of $1,013	650	7	17,139	—	17,146
Issuance of common stock for the initial commitment fee in connection with the LPC purchase agreement	25	—	314	—	314
Issuance of common stock in lieu of compensation to Board of Directors	2	—	108	—	108
Issuance of common stock under employee stock purchase plan			8	—	8
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange			3	—	3
Stock based compensation expense			743	—	743

Balance December 31, 2011	1,265	$13	$226,137	$(217,353)	$8,797

Net loss				(8,079)	(8,079)
Issuance of common stock under ATM, net of expenses of $137	178	1	1,269		1,270
Issuance of common stock to LPC, net of expenses of $552	294	3	2,044		2,047
Issuance of common stock in lieu of compensation to					—
Board of Directors	2	—	20		20
Additional shares due to reverse stock split	7	—
Stock based compensation expense			491	—	491

Balance December 31, 2012	1,746	$17	$229,961	$(225,432)	$4,546

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Cash Flow

(All amounts in thousands,

except per share data)

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(8,079)	$(9,653)	$(23,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(6)	(2,222)	6,018
Depreciation	29	53	96
Amortization of license agreement	98	97	98
Stock-based compensation	511	851	952
Changes in operating assets and liabilities:	—
Restricted cash	—	55	65
Prepaid expenses and other current assets	464	(9)	457
Accounts payable and accrued expenses	(1,352)	(956)	(4,343)

Net cash used in operating activities	(8,335)	(11,784)	(20,427)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(8)	—	3

Net cash provided by (used in) investing activities	(8)	—	3

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,317	17,146	11,044
Proceeds from exercise of employee stock plans	—	8	50

Net cash provided by financing activities	3,317	17,154	11,094

Increase (decrease) in cash and cash equivalents	(5,026)	5,370	(9,330)
Cash at beginning of period	9,972	4,602	13,932

Cash at end of period	$4,946	$9,972	$4,602

Non-cash investing and financing activities:
Issuance of common stock in connection with the private placement warrant exchange	$—	$5,383	$—
Issuance of common stock for the initial commitment fee in connection with the LPC purchase agreement	$—	$314	$—
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange	$—	$3	$—
Fair market value of private placement warrants at issuance	$—	$—	$11,868
Fair market value reclassification of CEFF warrants to liabilities in connection with private placement	$—	$—	$103
Fair market value of warrants at exercise	$—	$—	$7,645

See accompanying notes.

OXiGENE, INC.

Notes to Financial Statements

December 31, 2012

1.    Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, ZYBRESTAT and OXi4503.

Capital Resources

In December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2012. The reverse split became effective on December 28, 2013. All of the share and per share amounts discussed and shown in the financial statements and notes have been adjusted to reflect the effect of this reverse split.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. All of the share and per share amounts discussed and shown in the financial statements and notes have been adjusted to reflect the effect of this reverse split.

The Company has experienced net losses every year since inception and, as of December 31, 2012, had an accumulated deficit of approximately $225,432,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of December 31, 2012, the Company had approximately $4,966,000 in cash and restricted cash.

Based on the Company’s limited ongoing programs and operations and taking into consideration the expected reductions in cash utilization resulting from the Company’s September 2011 reduction in force, the Company expects its existing cash and cash equivalents to support its operations through the middle of the fourth quarter of 2013. However, this level of cash utilization does not provide for the initiation of any projects to further the development of the Company’s most advanced product candidates, primarily ZYBRESTAT®. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the existing financing arrangements.

Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if its common shares lose their status on The NASDAQ Capital

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Market, and trade in the over-the-counter market. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Financial Statements section of this Form 10-K includes a going concern explanatory paragraph.

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

Cash and Restricted Cash

The Company has $20,000 of restricted cash as of December 31, 2012 and 2011 that is used to secure financing through a Company credit card. This amount is classified apart from cash on the Balance Sheets.

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

As of December 31, 2012 and 2011, the Company did not hold any assets or liabilities subject to these standards, except the derivative liabilities and other financial instruments discussed below in “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock” which are valued using level 3 inputs.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the lesser of the estimated useful lives of the assets, which range from three to five years, or the applicable lease term.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

License Agreements

The carrying value of the license agreement with Arizona State University (ASU) is being amortized over the term of the agreement, which is approximately 15.5 years (see Note 3). The technology licensed from ASU is related to the Company’s ZYBRESTAT and OXi4503 programs. The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events, such as a going concern opinion and continuing losses, periodically. Both the ZYBRESTAT and OXi4503 programs utilize intellectual property under the license agreement, demonstrating alternative future use in other research and development projects. The Company determined that there are no indicators of impairment of the asset as of December 31, 2012. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

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

Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock

The Company evaluates all derivative financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment. The Company performs a number of steps to evaluate the features of the instrument against the guidance provided in the accounting pronouncements in order to determine the appropriate accounting treatment. The Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the awards. In the majority of circumstances, the Company utilizes the Black Scholes method to determine the fair value of its derivative financial instruments. In some cases, where appropriate, the Company utilizes the Binomial method to determine the fair value of such derivative financial instruments. Key valuation factors in determining the fair value include the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. Changes in fair value are recorded as a gain or loss in the Company’s Statements of Comprehensive Loss with the corresponding amount recorded as an adjustment to liabilities on its Balance Sheet. The expected volatility factor, in particular, is subject to significant variability from measurement period to measurement period and can result in large gains or losses from period to period.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Revenue Recognition

In December 2011, the Company established a distribution agreement to provide access to ZYBRESTAT for the treatment of patients in specified territories with ATC on a compassionate use basis. The agreement provides that upon receipt of ZYBRESTAT by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify the Company of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue will be recognized upon notification from the distributor of the gross margin earned. ZYBRESTAT was expensed at the time it was manufactured, since it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore there is no cost-of-goods sold recorded.

Stock-based Compensation

The Company expenses the estimated fair value of all share-based payments issued to employees over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”) which was suspended in 2012.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

2. Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consisted of the following at the dates indicated below:

	Years ended December 31,
	2012	2011
Leasehold improvements	$24	$25
Equipment	297	462
Furniture and fixtures	49	156

Total gross assets	370	643
Less accumulated depreciation	(357)	(609)

Total furniture and fixtures, equipment and leasehold improvements	$13	$34

3.    License Agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2012, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

The Company expects to record amortization expense related to this license agreement of approximately $8,100 per month through November 2014. The net book value at December 31, 2012 and 2011 was $191,000 and $289,000 respectively.

4.     Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $721,000 of research and development restructuring expenses and approximately $505,000 of general and administrative restructuring expenses in the year ended December 31, 2011. In the year ended 2012, the Company made adjustments to the accrual of approximately $20,000 to increase the restructuring charge for general and administrative expenses and approximately $5,000 to decrease research and development expenses. The restructuring expenses include severance payments, health and medical benefits and related taxes. Activities under the 2011 restructuring plan were complete as of November 2012.

The following table sets forth the components of the Company’s restructuring for the year ended December 31, 2012 and 2011 (in thousands):

				Amounts Paid	Foreign Currency Adjust- ment	Amount Accrued	Amounts Paid	Adjust- ment	Foreign Currency Adjust- ment	Amount Accrued
	Original Charges	Adjust- ment	Charges to date	Years ended December 31,
				2011			2012
G&A	$425	$80	$505	$(373)	$—	$132	$(152)	$20	$—	$—
R&D	721		721	(178)	(22)	521	(526)	(5)	10	—

Total restructuring	$1,146	$80	$1,226	$(551)	$(22)	$653	$(678)	$15	$10	$—

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

5.     Accrued Other

Accrued other consisted of the following at the dates indicated below:

	Years ended December 31,
	2012	2011
Accounting and Legal	$131	$481
Payroll	79	78
Other	94	306

Total accrued other	$304	$865

6.    Stockholders’ Equity (Deficit)

Common Stock

In November 2011, the Company entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (LPC) for a 36 month term. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00 and maintains the effectiveness of a registration statement filed with the Securities and Exchange Commission. If the Company’s stock price does rise above $6.00 and the other conditions of the arrangement are met, the Company generally controls the timing and amount of any sales to LPC, if and when it decides, in accordance with the purchase agreement. LPC has no right to require the Company to sell any shares to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions including a minimum stock price of $6.00 and the continuing effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to LPC. There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that the Company could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that the Company would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of its common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, the Company issued approximately 294,000 shares of common stock for proceeds of approximately $2,047,000, net of issuance costs, during the year ended December 31, 2012 including 6,493 shares issued as a commitment fee. Additionally, in connection with the LPC agreement, the Company issued approximately 25,000 shares of common stock as its initial commitment fee in November 2011 and issued no other shares during the year ended December 31, 2011.

On July 21, 2010, the Company entered into an “at the market” (ATM) equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of

OXiGENE, INC.

Notes to Financial Statements — (Continued)

its common stock from time to time through MLV acting as sales agent and underwriter. Sales of the Company’s common stock through MLV are made on the Company’s principal trading market by means of ordinary brokers’ transactions at market prices as agreed by MLV and the Company. MLV uses its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits the Company may impose). The Company pays MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the sales agreement. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of December 31, 2012 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $750,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding and when the sales take place.

In connection with the ATM Agreement, the Company issued approximately 178,000 shares of common stock for proceeds of approximately $1,270,000 net of issuance costs, during the year ended December 31, 2012 and issued approximately 650,000 shares of common stock for proceeds of approximately $17,146,000 during the year ended December 31, 2011. Additionally, the Company issued approximately 304,000 shares of common stock under this agreement for gross proceeds of approximately $1,476,000, during the months of January and February of 2013.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2012 and December 31, 2011:

			Number of Warrants outstanding as of December 31 : (In thousands)
Warrants Issued in Connection with:	Date of Issuance	Exercise Price	2012	2011
Committed Equity Financing Facility	February 19, 2008	$657.60	$1	$1
Direct Registration Series I Warrants	July 20, 2009	$504.00	12	12

Total Warrants Outstanding			$13	$13

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. These warrants expired on February 19, 2013.

The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately zero and $6,000 at December 31, 2012 and December 31, 2011, respectively. These warrants expire on July 20, 2014.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The gain (loss) from the change in fair value of warrants and other financial instruments for the years ended December 31, 2012, 2011 and 2010 is summarized below (in thousands):

	Years ended December 31,
	2012	2011	2010
Committed Equity Financing Facility Warrants	—	3	96
Direct Registration Warrants	6	102	2,093
Excess of value of the Private Placement Warrants at issuance over the net proceeds of the offering	—	—	(4,933)
Gain recognized in connection with warrant exchange agreements	—	690	—
Private Placement Warrants	—	1,427	(3,274)

Total gain (loss) on change in fair market value of derivatives	6	2,222	(6,018)

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

The following is a summary of the Company’s Derivative liability activity for the year ended December 31, 2012 and December 31, 2011 (in thousands):

	Years ended December 31,
	2012	2011
Derivative liability oustanding at beginning of period	$6	$7,611
Impact of warrant exchange agreements	—	(6,071)
CEFF warrants—amounts reclassified to equity	—	(3)
Net decrease in fair value of all warrants	(6)	(1,531)

Derivative liability outstanding at end of period	$—	$6

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

The four separate series of warrants consisted of the following:

(A) Series A Warrants to initially purchase 27,412 shares of common stock, which were exercisable immediately after issuance, had a 5-year term and had an initial per share exercise price of $364.80;

(B) Series B Warrants to initially purchase 27,412 shares of common stock, which were initially exercisable at a per share exercise price of $273.60, on the earlier of the six month anniversary of the closing date or the date on which the Company’s stockholders approved the issuance of shares in the transaction, and expired on the later of three months from the effective date of the resale registration statement covering such shares and seven months from the closing date. These warrants expired on October 12, 2010;

(C) Series C Warrants to initially purchase 27,412 shares of common stock, and which would be exercisable upon the exercise of the Series B Warrants and on the earlier of the six month anniversary of the closing date or the

OXiGENE, INC.

Notes to Financial Statements — (Continued)

date on which the Company’s stockholders approved the issuance of shares in the transaction, would expire five years after the date on which they become exercisable, and had an initial per share exercise price of $273.60; and

(D) Series D Warrants to purchase shares of common stock. The Series D Warrants were not immediately exercisable. The Company registered for resale 28,146 shares of common stock issuable upon exercise of the Series D Warrants pursuant to an agreement with the warrant holders. All of the Series D Warrants were exercised by November 4, 2010 and there are no Series D Warrants outstanding after that date.

The Series A, B and C warrants listed above contained full ratchet anti-dilution features based on the price and terms of any financings completed after March 11, 2010 as described in the warrant agreements. All of the warrants listed above contained a cashless exercise feature as described in the warrant agreements.

The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series A, B, and C warrants qualified for treatment as liabilities due to provisions of the related warrant agreements that call for the number of warrants and their exercise price to be adjusted in the event that the Company issues additional shares of common stock, options or convertible instruments at a price that is less than the initial exercise price of the warrants. The Company also determined that, in accordance with ASC 815, Derivatives and Hedging, the Series D Warrants met the definition of a derivative. The issuance date fair market value of the Series A, B, C and D warrants of $11,868,000 was recorded as a liability. The approximately $4,933,000 excess of the fair value of the liability recorded for these warrants over the net proceeds received was recorded as a charge to earnings and is included in “Change in fair value of warrants” within the Statements of Comprehensive Loss. Changes in the fair market value from the date of issuance to the exercise date and reporting date, until exercised or cancelled were recorded as a gain or loss in the Statements of Comprehensive Loss.

As of December 31, 2010, all Series B and D warrants had either been exercised or expired.

On January 18, 2011, the Company entered into separate Warrant Exchange Agreements with each of the holders of Series A and Series C warrants to purchase shares of common stock, issued in March 2010, pursuant to which, at the initial closing, the warrant holders exchanged their outstanding Series A and Series C warrants having “ratchet” price-based anti-dilution protections for (A) an aggregate of 91,411 shares of common stock and (B) Series E Warrants to purchase an aggregate of 101,885 shares of common stock. The Series E Warrants were not exercisable for six months, had an exercise price of $55.20 per share (reflecting the market value of the shares of common stock as of the close of trading on January 18, 2011, prior to the entry into the Warrant Exchange Agreements), and did not contain any price-based anti-dilution protections. In addition, the Company agreed to seek shareholder approval to issue, in exchange for the Series E Warrants, up to 38,128 additional shares of common stock to the warrant holders in a subsequent closing. The Series E Warrants were accounted for as a liability from the date of issuance to the date of exchange, all of which occurred during the first quarter of fiscal 2011. The initial closing occurred on January 20, 2011, and the subsequent closing took place on March 21, 2011, following the stockholder meeting on March 18, 2011. The Company determined that in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, the Series E warrants qualified for treatment as a liability during the period that they were outstanding due to provisions of the related warrant agreement that allow for the warrants to be net settled in shares of the Company’s common stock under certain circumstances as described in the agreement. As a result, there were no Series A, Series C or Series E warrants outstanding as of the subsequent closing date nor for any period thereafter. Similar to the Series A and Series C warrants, the Series E Warrants were classified as a liability during the period that they were outstanding.

On January 20, 2011, the date of the initial closing of the Warrant Exchange Agreements, the Company marked the existing Series A and C warrants to market at a combined fair value of $6,633,000. These warrants were exchanged for Series E warrants, valued at $1,555,000, and shares of common stock valued at $4,388,000. The difference between these items was recorded as a gain on the transaction of $690,000. On the date of the

OXiGENE, INC.

Notes to Financial Statements — (Continued)

subsequent closing, the fair value of the Series E warrants was equal to the value of the 38,128 shares of common stock issued in the exchange, and therefore there was no gain or loss on this component of the transaction.

The table below summarizes the factors used to determine the value of the Series A and C warrants outstanding during the year ended December 31, 2011. The Company established the fair value of the Series A and C warrants using the Black-Scholes option valuation model:

	Warrant Valuation on date of Warrant Exchange January 19, 2011		Total Fair Market Value

	Series A	Series C
Stock Price	$51.84	$51.84
Exercise Price	$67.20	$67.20
Contractual life (in Years)	4.1 years	4.5 years
Expected volatility	82%	79%
Risk-free interest rate	1.53%	1.68%
Fair market value (in thousands)	$3,663	$2,970	$6,633

	Warrant Valuation as of December 31, 2010		Total Fair Market Value

	Series A	Series C
Stock Price	$55.20	$55.20
Exercise Price	$67.20	$67.20
Contractual life (in Years)	4.2 years	4.5 years
Expected volatility	81%	80%
Risk-free interest rate	2.01%	2.01%
Fair market value (in thousands)	$4,143	$3,355	$7,498

Management determined the fair value of the Series E Warrants on the date of the initial closing to be $1,555,000. This fair value was estimated based upon the $48.00 per share fair value of the 38,128 shares of common stock expected to be exchanged for the Series E Warrants upon shareholder approval adjusted for a 15% discount for lack of marketability which existed until the expected shareholder vote. Management determined the fair value of the Series E warrants on the date of the subsequent closing to be $993,000. This fair value was estimated based upon the $26.04 per share fair value of the 38,128 shares of common stock exchanged for the Series E Warrants.

Direct Registration Warrants

On July 20, 2009, the Company raised approximately $10,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a registered direct offering (the “Offering”) relating to the sale of 26,041 units, each unit consisting of (i) one share of common stock, (ii) a five-year warrant (“Direct Registration Series I”) to purchase 0.45 shares of common stock at an exercise price of $504.00 per share of common stock and (iii) a short-term warrant (“Direct Registration Series II”) to purchase 0.45 shares of common stock at an exercise price of $384.00 per share of common stock (the “Units”). The short-term warrants expired on September 24, 2010 consistent with the terms of the warrant, without being exercised.

The Company determined that the Direct Registration Series I warrants should be classified as a liability as they require delivery of registered shares of common stock and thus could require net-cash settlement in certain circumstances. Accordingly, these warrants were recorded as a liability at their fair value as of the date of their issuance and are revalued at each subsequent reporting date.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Warrant Valuation as of
	December 31, 2012	December 31, 2011	December 31, 2010
Stock Price	$5.35	$11.88	$55.20
Exercise Price	$504.00	$504.00	$504.00
Contractual life (in Years)	1.6 years	2.6 years	3.6 years
Expected volatility	101%	107%	86%
Risk-free interest rate	0.25%	0.36%	1.02%
Fair market value (in thousands)	$0	$6	$107

Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited

In February 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which was subsequently amended in February 2010 to increase the commitment period, increase the draw down discount price and increase the maximum draw period. Effective October 14, 2011, the CEFF was terminated by the Company.

Under the terms of the amended CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to 23,783 shares of the Company’s common stock during the period ending May 15, 2012. While the CEFF was effective, the Company was able to draw down in tranches at discounts as described in detail in the common stock purchase agreement. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 1,041 shares of its common stock at a price of $657.60 per share exercisable beginning six months after February 19, 2008 and for a period of five years thereafter. The CEFF was terminated during 2011. As a result, shares of the Company’s common stock are no longer available for sale under this facility.

Due to the initially indeterminate number of shares of common stock underlying the warrants issued in connection with the Company’s private placement on March 11, 2010, the Company concluded that the CEFF warrants should be recorded as a liability effective with the date of the private placement. The fair value of the warrants on this date was reclassified from equity to derivative liabilities. Changes in the fair market value from the date of the private placement to the reporting date were recorded as a gain or loss in “Change in fair value of warrants” in the Statements of Comprehensive Loss. Effective with the warrant exchange agreements executed in January 2011 as described above, the number of shares underlying the warrants issued in connection with the Company’s private placement was no longer indeterminable, and the CEFF warrants were reclassified to equity. The Company revalued these warrants on the effective date of the exchange and recorded the gain in the Statements of Comprehensive Loss. The Company established the fair value of the CEFF warrants using the Black-Scholes option valuation model as reflected in the table below:

	Warrant Valuation as of
	Date of Warrant Exchange
	January 19, 2011	December 31, 2010
Stock Price	$51.84	$55.20
Exercise Price	$657.60	$657.60
Contractual life (in Years)	2.6 years	2.6 years
Expected volatility	87%	96%
Risk-free interest rate	0.82%	1.02%
Fair market value (in thousands)	$3	$6

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Options

The Company’s 2005 Stock Plan, as amended at the 2012 Annual Meeting of Stockholders in May 2012 (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to 333,333 shares of the Company’s common stock in the aggregate. Currently, the 2005 Plan allows for awards of up to 16,666 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 2005 Plan for the years ended December 31, 2010, 2011 and 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2009	8	$861.98	6.86	$246
Granted	21	$194.30
Exercised	—	$180.57		$12
Forfeited and expired	(2)	$810.99		$—

Options outstanding at December 31, 2010	27	$340.00	8.64
Granted	70	$12.62
Forfeited and expired	(14)	$304.52

Options outstanding at December 31, 2011	83	$70.06	9.23
Granted	124	$9.83
Forfeited and expired	(64)	$66.21

Options outstanding at December 31, 2012	143	$19.73	8.64	$—

Options exercisable at December 31, 2012	55	$28.61	7.52	$—
Options vested or expected to vest at December 31, 2012	103	$22.41	8.36	$—

As of December 31, 2012 there was approximately $256,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2 years.

The following stock options were granted during the years ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
Options Granted (In thousands)	124	70	21
Weighted average fair value	$6.94	$7.42	$108.96

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
Weighted Average Assumptions	2012	2011	2010
Risk-free interest rate	0.85%	0.26%	1.83%
Expected life (years)	4	2	4
Expected volatility	102%	112%	70%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option,

•	the expected volatility of the Company’s common stock,

•	the expected dividends on the Company’s common stock (the Company does not anticipate paying dividends in the foreseeable future), and

•	the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of the Company’s common stock — The closing market price of its common stock on the date of grant.

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

Expected Dividends — Because the Company has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future, the Company uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

Risk-Free Interest Rate — The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant.

The Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, the Company performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate.

Non-Vested Restricted Stock

As of December 31, 2012, the Company did not have any non-vested restricted common stock outstanding. No restricted common stock were issued during the years ended December 31, 2012, 2011 or 2010.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The Company recorded expense of approximately $0, $20,000 and $82,000 related to outstanding restricted stock awards during the years ended December 31, 2012, 2011 and 2010, respectively. The restricted stock awards were valued based on the closing price of the Company’s common stock on their respective grant dates. Compensation expense was recognized on a straight—line basis over the 4 year vesting period of the awards.

Employee Stock Purchase Plan (2009 ESPP)

The Company has an Employee Stock Purchase Plan which was suspended in 2012. Under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), employees have the option to purchase shares of the Company’s common stock at 85% of the closing price on the first day of each purchase period or the last day of each purchase period (as defined in the 2009 ESPP), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of the Company’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, an aggregate of 10,417 shares of common stock may be issued under the 2009 ESPP, subject to adjustment each year pursuant to the terms of the 2009 ESPP.

The Company recorded expense relating to the 2009 ESPP for the years ended December 31, 2012, 2011 and 2010 of approximately $0, $2,000, and $8,000, respectively. Pursuant to the 2009 ESPP provisions, each year beginning in 2010 there will be an annual increase in the number of shares available for issuance under the ESPP on the first day of the new year in an amount equal to the lesser of: 2,083 shares or 5% of the shares of Common Stock outstanding on the last day of the preceding fiscal year.

7. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 143,000, 83,000, and 27,000 stock options and 13,000, 13,000 and 243,000 warrants at December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

8. Income Taxes

The components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows: (Amounts in thousands):

	Years ended December 31,
	2012	2011
Net operating loss carryforwards	$72,072	$71,405
Research and development credits	1,978	2,784
Stock based compensation	263	164
Capital loss carryforwards	1,593	1,490
Accruals and reserves	33	291

Total Deferred tax assets	75,939	76,134
Valuation allowance	(75,939)	(76,134)

Net deferred tax asset	$—	$—

OXiGENE, INC.

Notes to Financial Statements — (Continued)

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2012 and 2011, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by approximately $195,000 and approximately $2,854,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 this was due primarily to a decrease in research and development credit carry-forwards offset in part by the increase in federal and state net operating loss carry-forwards. For the year ended December 31, 2011 the decrease was due primarily to the decrease in the net operating loss carry-forwards.

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $205,243,000 for U.S. income tax purposes, which will begin to expire in 2020 and state operating loss carry-forwards of $39,246,000 in California that will begin to expire in 2017. The Company also had tax credits of $2,190,000 related to federal research and development activities which begin to expire in 2021. The Company also had tax credits of $602,000 related to state research and development activities which have no expiration. The Company recorded a capital loss carryover of approximately $4,000,000 in 2009 that generated a deferred tax asset of $1,360,000.

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

The Company provides for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. As all of the Company’s deferred tax assets have been reserved for in a valuation allowance, no provision for (benefit from) income taxes have been recorded in the accompanying financial statements.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2012	2011
Federal Statutory Rate	34.00%	34.00%
State Income taxes	1.46	4.87
Warrants	0.02	7.83
Federal NOL adjustment	(0.01)	(59.91)
State NOL expired or adjusted	(29.83)	(14.06)
Permanent Items	(1.03)	(0.10)
Stock Compensation	(0.54)	(4.31)
Federal Research Credits	(7.01)	2.45
State rate change	—	(0.33)
Misc/ Contributions	0.51	—
Decrease In Valuation Allowance	2.43	29.56

Provision for income taxes	0.00%	0.00%

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The provisions of ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of ASC 740 did not have a material impact on the Company’s financial position, cash flows or results of operations. At December 31, 2012, the Company had unrecognized tax benefits of $673,880.

The change in unrecognized tax benefits from December 31, 2011 is as follows:

Unrecognized tax benefits as of 12/31/11	$—
Increase in prior year unrecognized tax benefits	654,701
Increase in current year unrecognized tax benefits	19,179

Unrecognized tax benefits as of 12/31/12	$673,880

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

There are currently no federal or state audits in progress, tax years still subject to examination for Federal and the State of Massachusetts and California authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 the Company has no accrued interest and penalties related to uncertain tax positions.

9. Commitments and Contingencies

Leases

The Company has a facility lease for a total of 5,275 square feet of office space located in South San Francisco, California. The lease as amended expires June 30, 2013. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $516,257, $582,676 and $ 606,355 respectively.

The following table presents information regarding our contractual obligations as of December 31, 2012 in thousands:

	2013	2014	2015	2016	2017 and thereafter	Total
Clinical development and related commitments	$240	$20	$20	$—	$—	$280
Operating leases	116	—	—	—	—	116

Total contractual obligations	$356	$20	$20	$—	$—	$396

Clinical development and related commitments include certain contractual obligations under contracts related to clinical activities.

10. Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount, if any, of a Company match. The Company has not provided a match for the years ended December 31, 2012, 2011 or 2010.