Form 10-K/A
period 2012-12-31
OXIGENE INC
filed 2013-04-29
CIK 908259

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 29, 2013, the aggregate number of outstanding shares of common stock of the registrant was 2,174,177.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends OXiGENE, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed on March 15, 2013, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.

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

In December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2012. The reverse split became effective on December 28, 2012. All of the per share prices shown in this Amendment have been adjusted to reflect the effect of the reverse stock split.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our Board of Directors currently consists of six members, and includes four members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Under our by-laws, the number of members of our Board of Directors is fixed from time to time by the Board of Directors, and directors serve in office until the next annual meeting of stockholders and until their successors have been elected and qualified.

The following information with respect to each director has been furnished to us by that director.

TAMAR D. HOWSON

Age:	64

Director Since:	2010

Principal Occupation:	Ms. Howson serves currently as a consultant to biotechnology companies and as a non-executive director to several life sciences companies.

Business Experience:	Ms. Howson was recently a Partner with JSB-Partners, a transaction advisory firm serving the life sciences industry. Formerly, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb. During her tenure there, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. Earlier, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham. She also managed SR One Ltd., the $100 million venture capital fund of SmithKline Beecham. Ms. Howson has served as an independent business consultant and adviser to companies both in the United States and in Europe. She held the position of Vice President, Venture Investments at Johnston Associates, a venture capital firm, and earlier as Director of Worldwide Business Development and Licensing for Squibb Corporation. Ms. Howson received her M.B.A. in finance and international business from Columbia University. Educated as a chemical engineer, she holds a M.S. from the City College of New York and a B.S. from the Technion in Israel.

Other Directorships:	Ms. Howson currently serves on the boards of Idenix Pharmaceuticals, Inc. (Nasdaq:IDIX), a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of human viral diseases and Aradigm Corporation, a specialty pharmaceutical company developing and commercializing drugs delivered by inhalation for the treatment of severe respiratory disease, She previously served on the boards of Soligenix, S*BIO, Ariad Pharmaceuticals, SkyePharma, NPS Pharma, Targacept, and HBA.

Director Qualifications:	The Board highly values Ms. Howson’s significant business development and life sciences industry expertise, developed through her career as a senior professional at several leading pharmaceutical companies. The Board believes that these characteristics uniquely qualify Ms. Howson to serve as a director of the Company and led to the Board’s conclusion that she should be a member of the Board of Directors.

PETER J. LANGECKER, M.D., PH.D.

Age:	62

Director Since:	2010

Principal Occupation:	Dr. Langecker joined OXiGENE as Executive Vice President and Chief Development Officer in June 2009 and was appointed Chief Executive Officer in October 2009. He became Chairman of our Board of Directors in October 2011.

Business Experience:	Dr. Langecker served as Chief Medical Officer of DURECT Corporation from May 2006 until June 2009. Prior to joining DURECT, Dr. Langecker served as Chief Medical Officer and Vice President of Clinical Affairs at Intarcia Therapeutics, Inc. from October 1999 to April 2006.

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

Director Qualifications:	The Board believes that Dr. Langecker’s medical and scientific training, developed through his extensive career as a life sciences industry executive, uniquely qualify Dr. Langecker to serve as a director of the Company and led to the Board’s conclusion that Dr. Langecker should be a member of the Board of Directors.

GERALD MCMAHON, PH.D.

Age:	58

Director Since:	2011

Principal Occupation:	Dr. McMahon currently serves as President and Chief Executive Officer of Kolltan Pharmaceuticals, Inc., based in New Haven, Connecticut. He has served in the positions of President and Chief Executive Officer of Kolltan since 2012.

Business Experience:	Previously, Dr. McMahon was Senior Vice President and Oncology Innovative Medicines Unit Leader of Medimmune LLC, a wholly owned subsidiary of Astra Zeneca PLC, a position which he held from 2010 through 2012. Dr. McMahon served as the Chief Executive Officer of Poniard Pharmaceuticals, Inc. from May 2004 to February 2010 and as the Chairman of the Board of Directors of Poniard from May 2004 to May 2011. He was a Venture Partner at Bay City Capital, LLC from February 2010 to October 2010. Dr. McMahon has spent more than 20 years as a business executive in the healthcare and biotech industries where he held various roles at Pfizer, Pharmacia, and Sandoz. In addition, Dr. McMahon was employed for 10 years at SUGEN where he was instrumental to build the business leading to the successful discovery, development, and regulatory approvals of novel oncology drugs. Dr. McMahon holds a B.S. in biology, earned a Ph.D. in 1980 in biochemistry from Rensselaer Polytechnic Institute and held post-graduate appointments at Tufts Medical School in Boston and the Massachusetts Institute of Technology in Cambridge, Massachusetts.

Other Directorships:	Previously, Dr. McMahon served as a director of Poniard Pharmaceuticals, Inc. and Trellis Bioscience.

Director Qualifications:	The Board believes that Dr. McMahon’s scientific training, developed through his extensive career as a life sciences industry executive at several leading pharmaceutical companies, coupled with his specific experience, qualifications, and skills in the life sciences industry, uniquely qualify Dr. McMahon to serve as a director of the Company and led to the Board’s conclusion that Dr. McMahon should be a member of the Board of Directors.

WILLIAM D. SCHWIETERMAN, M.D.

Age:	55

Director Since:	2007

Principal Occupation:	Dr. Schwieterman has been the Chief Medical Officer of Chelsea Therapeutics, Inc., a publicly traded biopharmaceutical development company, since November 2009. He has been an independent consultant to biotech and pharmaceutical companies specializing in clinical development since July 2002.

Business Experience:	Dr. Schwieterman is a board-certified internist and a rheumatologist who was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the FDA. In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati.

Other Directorships:	From June 2008 to September 2009, Dr. Schwieterman served as a director of Chelsea Therapeutics.

Director Qualifications:	The Board believes that Dr. Schwieterman’s medical training and his expertise with regulatory matters involving the Food and Drug Administration and the clinical trials process are invaluable skills that Dr. Schwieterman brings to his Board service and led to the Board’s conclusion that Dr. Schwieterman should be a member of the Board of Directors.

ALASTAIR J.J. WOOD, M.D.

Age:	66

Director Since:	2008

Principal Occupation:	Dr. Wood, a partner of Symphony Capital LLC, has worked with Symphony since its inception, initially as Chairman of Symphony’s Clinical Advisory Council, and joined the firm full-time in September 2006 as a Managing Director.

Business Experience:	Prior to joining Symphony Capital LLC full-time, Dr. Wood completed more than 30 years at Vanderbilt University School of Medicine, most recently as Associate Dean of External Affairs, where he was also Attending Physician and Tenured Professor of Medicine and Pharmacology. Dr. Wood is currently Professor of Medicine (courtesy appointment) and Professor of Pharmacology (courtesy appointment) at Weill Cornell Medical School, appointments served in an unpaid capacity. Dr. Wood has written or co-authored more than 300 scientific papers and won numerous honors including election to the National Academy of Sciences’ Institute of Medicine. He was until 2006 the chairman of the FDA’s Nonprescription Drugs Advisory Committee. He previously served as a member of the Cardiovascular and Renal Advisory Committee of the FDA, and the FDA’s Nonprescription Drugs Advisory Committee. Dr. Wood has been a member of and chaired National Institutes of Health study sections, served on the editorial boards of four major journals, and between 1992 and 2004 was the Drug Therapy Editor of The New England Journal of Medicine. Most recently, he was named to the Board of the Critical Path Institute. He earned his medical degree at the University of St. Andrews.

Other Directorships:	Dr. Wood is a director of Symphony Evolution, Inc., a Symphony portfolio company. He was previously a director of Antigenics, Inc., a publicly traded drug development company.

Director Qualifications:	The Board believes that Dr. Wood’s medical training and expertise in drug development, combined with his prior service as a member of several advisory committees to the Food and Drug Administration, uniquely qualify Dr. Wood to serve as a director of the Company and led to the Board’s conclusion that Dr. Wood should be a member of the Board of Directors. Dr. Wood has indicated that he will not stand for re-election to the Board at our annual meeting to be held in 2013, so his term as a director will conclude at that meeting.

DAVID CHAPLIN, PH.D.

Age:	57

Director Since:	2013

Principal Occupation:	Since September 2011, Dr. Chaplin has been an independent consultant to biotechnology and pharmaceutical companies specializing in preclinical development.

Business Experience:	Dr. Chaplin served as our Chief Scientific Officer and Head of Research and Development from July 2000 until August 2011. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/ II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990. Dr. Chaplin has a B.Sc. in chemistry from the University of Essex, a M.Sc. in pharmacology from the University of Southampton, and completed his Ph.D. in tumor biology at the University of London.

Director Qualifications:	The Board believes that Dr. Chaplin’s expertise as one of the developers of the Company’s technology and his decades of experience in the oncology field, together with his relationships with collaborators working on similar technology in this field, uniquely qualify Dr. Chaplin to serve as a director and led to the Board’s conclusion that he should be a member of the Board of Directors.

BOARD AND COMMITTEE MEETINGS

During 2012, the Board of Directors held ten meetings. The Board of Directors has established three committees whose functions and current members are noted below. The Audit Committee, the Compensation Committee and the Nominating and Governance Committee (collectively, the “Board Committees”) are committees of the Board of Directors and consist solely of members of the Board of Directors. The Board Committees met a total of ten times in 2012. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and Board Committees on which he or she served during 2012. The Board has also adopted a policy under which each member of the Board is required to make every effort to attend each annual meeting of our stockholders. Dr. Langecker attended our annual meeting of stockholders in 2012.

Audit Committee. During 2012, the Audit Committee consisted of Mr. Gerald McMahon (Chairman), Dr. William Schwieterman and Ms. Tamar Howson. During 2012, the Audit Committee held 6 meetings. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accounting firm, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Board has determined that Jerry McMahon is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Board of Directors has adopted a charter for the Audit Committee, which is reviewed and reassessed annually by the Audit Committee. A copy of the Audit Committee’s written charter is publicly available on our website at www.oxigene.com.

Securities and Exchange Commission rules require that we disclose our compliance with NASDAQ listing standards regarding the independence of our Audit Committee members and inclusion in the Audit Committee of any non-independent director. Currently, all of our Audit Committee members are independent as defined under NASDAQ listing standards.

Compensation Committee. During 2012, the Audit Committee consisted of Ms. Tamar Howson (Chairman), Dr. William Schwieterman and Mr. Gerald McMahon. During 2012, the Compensation Committee held three meetings. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, appropriate compensation levels for our Chief Executive Officer, which are determined without the Chief Executive Officer present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. The Compensation Committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation. Each year, the Compensation Committee reviews and assesses the three main components of each named executive officer’s compensation: base salary, incentive compensation and equity compensation. Adjustments to base salary are generally only made when there has been a change in the scope of the responsibilities of the named executive officer or when, based on a review of the base salary component of executive officers in companies of a similar size and stage of development, the Committee members believe that an adjustment is warranted in order to remain competitive. Each year, the executive management of the Company determines and agrees with the Compensation Committee on its corporate goals and objectives for the ensuing year. At the end of each year, the attainment of each objective is assessed and incentive awards may be made to each executive based on his or her contribution to achieving the objectives and at a percentage of base salary outlined in the executive’s employment agreement. In addition, equity compensation is reviewed annually. Awards may be made based on either provisions of an executive’s employment agreement, or an assessment of each executive’s equity compensation position relative to the Company’s other executives. All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available on our website at www.oxigene.com.

Compensation Committee Interlocks and Insider Participation. Our Compensation Committee currently consists of Ms. Tamar Howson (Chairman), Dr. William Schwieterman and Mr. Gerald McMahon. None of these individuals is or has been employed by us.

Nominating and Governance Committee. During 2012, the Audit Committee consisted of Dr. William Schwieterman (Chairman), Mr. Tamar Howson and Mr. Gerald McMahon. During 2012, the Nominating and Governance Committee met once. This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. All members of the Nominating and Governance Committee qualify as independent under the definition promulgated by NASDAQ. The Nominating and Governance Committee may consider candidates recommended by stockholders, as well as from other sources, such as current directors or officers, third-party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the biotechnology industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at an annual meeting of stockholders using the procedures set forth in the Company’s by-laws, it must follow the procedures described under “Stockholder Proposals and Nominations for Director” in the proxy statement on Schedule 14A for our annual meetings of stockholders. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Chairman of the Nominating and Governance Committee by mail at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080. The Nominating and Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship of the Board and its committees. A copy of the Nominating and Governance Committee’s written charter is publicly available on our website at www.oxigene.com.

Board of Directors Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having an employee director serve as Chairman is in the best interest of the Company’s stockholders at this time.

Dr. Langecker has served as Chairman of the Board of Directors since the conclusion of the 2011 annual meeting. The Chairman of the Board of Directors provides leadership to the Board and works with the Board to define its activities and the calendar for fulfillment of its responsibilities. The Chairman of the Board of Directors approves the meeting agendas after input from management, facilitates communication among members of the Board and presides at meetings of our Board and stockholders.

The Chairman of the Board of Directors, the Chairman of the Audit Committee, the Chief Executive Officer and the other members of the Board work in concert to provide oversight of our management and affairs. We believe that the leadership of the Chairman fosters a culture of open discussion and deliberation, with a thoughtful evaluation of risk, to support our decision-making. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the Board, the Chairman also works to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.

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

EXECUTIVE OFFICERS OF THE COMPANY

See “Board of Directors” above for the biography of our Chief Executive Officer, Peter J. Langecker.

Barbara Riching, 54, was appointed as our Vice President and Chief Financial Officer in February 2013. Ms. Riching, age 54, has many years of experience in the life sciences industry and is a Certified Public Accountant. Ms. Riching joined the Company in December 2011 and from July 2012 until February 2013 served as the Company’s Interim Chief Financial Officer. She previously served as the Senior Director of Finance for Abgenix, Inc. from 1999 until 2005. Ms. Riching has also worked in finance positions at ALZA Corporation, Natural Wonders, Inc., and Ernst & Young LLP. She holds a Bachelor of Arts degree from the University of California at Santa Barbara.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission and us initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other of our equity securities. For these purposes, the term “other equity securities” would include options granted under our 2005 Stock Plan. To our knowledge, based solely on a review of the forms and written representations received by us from our Section 16 reporting persons, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to the reporting persons were properly and timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2012 and December 31, 2011 to (1) our Chief Executive Officer and (2) our next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2012.

						All Other
				Stock Awards	Option Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (1)	($)	Total ($)
Peter Langecker	2012	$350,000	$—	$—	$200,601	$1,480	$552,081
Chief Executive Officer	2011	$350,000	$—	$—	$184,599	$1,426	$536,025

Barbara Riching (2)	2012	$218,325	$—	$—	$—	$—	$218,325
Chief Financial Officer

David Johnson (3)	2012	$146,695	$—	$—	$—	$—	$146,695
Former Chief Financial Officer

(1)	See Note 6 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for details as to the assumptions used to determine the fair value of each of the stock awards and option awards set forth in this table, as well as a description of all forfeitures during fiscal year 2011. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Form 10-K.

(2)	Ms. Riching became our Interim Chief Financial Officer in July 2012, and was named Chief Financial Officer in February 2013.
(3)	Mr. Johnson served as our Chief Financial Officer from March 2012 until July 2012.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Dr. Peter J. Langecker. In June 2009, we entered into an employment agreement with Dr. Langecker with respect to his service as our Executive Vice President and Chief Development Officer, which was subsequently amended and restated on December 15, 2011. In October 2009, Dr. Langecker was appointed our Chief Executive Officer. Pursuant to his agreement, Dr. Langecker currently receives an annual base salary of $350,000 per year. In addition, Dr. Langecker may be awarded an annual bonus of up to 40% of his then-current annual base salary, at the sole discretion of OXiGENE, based on our assessment of his and OXiGENE’s performance. Pursuant to his employment agreement, on June 29, 2009, we granted to Dr. Langecker options to purchase 1,042 shares of the Company’s common stock at an exercise price of $556.80 per share. The options vest in equal annual installments over four years beginning one year from the date of grant.

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

Employment Agreement with Barbara Riching. In February 2013, the Company also entered into an employment agreement with Barbara Riching in connection with her position as the Company’s Chief Financial Officer. Pursuant to the agreement, Ms. Riching is paid $8,292.31 per biweekly pay period, and is also eligible for an annual, discretionary bonus in an amount to be determined based upon, among other things, contributions made by Ms. Riching during the previous year and the Company’s performance and outlook. Ms. Riching was also granted options to purchase 15,000 shares of the Company’s common stock at an exercise price of $4.18 per share. Ms. Riching is entitled to customary employee benefits including health, dental and vision insurance coverage, vacation time and the opportunity to participate in the Company’s 401(k) plan. Ms. Riching’s employment is at will, and as such is terminable by either party at any time.

Employment Arrangements with David Johnson. Mr. Johnson resigned from his employment as the Company’s Chief Financial Officer in July 2012. His employment arrangement with the Company was a part -time, at-will arrangement with no set term. Pursuant to the terms of the Company’s arrangement with Mr. Johnson, he was entitled to receive $230 per hour, not to exceed 16 hours per week without the Company’s prior written consent. Mr. Johnson was not entitled to receive the Company’s customary benefits, incentive, bonus, options plans or company paid holidays.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2012, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $
Peter Langecker	782	261	$556.80	6/29/2019
Chief Executive Officer	1,042	626	$254.40	4/27/2020
	835	—	$67.20	9/15/2020
	10,418	6,249	$12.36	12/8/2021
	—	8,335	$6.60	7/30/2022
Barbara Riching	—	—
Chief Financial Officer
David Johnson	—	—
Former Chief Financial Officer

(1)	Generally, option awards vest in equal bi-annual installments over four years beginning on the first anniversary of the date of grant and the exercise price is the closing price of our common stock as quoted on The NASDAQ Capital Market on the date of grant.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Langecker in the event of a termination of employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Langecker assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2012, the last day of our fiscal year. On December 31, 2012, the last trading day of 2012, the closing price of our common stock on The NASDAQ Capital Market was $5.35 per share. We do not have similar arrangements with respect to Ms. Riching.

Peter J. Langecker

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$350,000	$—	$350,000	$—	$—
Annual Bonus (x% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%

Stock Options:
Number of Stock Options	28,548	13,077	13,077	13,077	—
Value upon Termination	$152,732	$69,962	$69,962	$69,962	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months for Executive and family	N/A	Up to 12 months for Executive and family	N/A
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2012 to each of our non-employee directors.

	Fees Earned or	Stock Awards ($)	Option Awards	All Other
Name	Paid in Cash ($)	(1)	($)	Compensation ($)	Total
Tamar Howson	$40,000	$20,000	$20,000	$—	$80,000
Gerald McMahon	$40,000	$—	$40,000	$—	$80,000
William D. Schwieterman	$40,000	$—	$40,000	$—	$80,000
Alastair J.J. Wood	40,000	—	40.000		$80,000

(1)	See Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for details as to the assumptions used to determine the fair value of each of the stock awards set forth in this table, and describing all forfeitures during fiscal year 2011. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Form 10-K. Dr. Chaplin joined the Board in January 2013 and accordingly is not included in this table.

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various Committees of our Board.

Fees. Effective as of September 20, 2011, the Board of Directors adopted a revised amended and restated non-employee director compensation policy. In accordance with the revised policy, prior to the commencement of each calendar year, the Board of Directors establishes the dollar value of the retainer to be paid for the upcoming calendar year for all non-employee directors. For 2012, the retainer was set at $80,000. Once a year, prior to December 31, each non-employee director makes an election for the next calendar year to receive his or her retainer in the form of options to purchase shares of our common stock, shares of our common stock, or a combination of options and/or stock and up to 50% cash. Any cash election must be in whole $10,000 amounts.

A new non-employee director joining the Board during the course of the year would make an election for the calendar year within 30 days of joining the Board, and his or her retainer will be pro-rated. In the absence of an election, a non-employee director will receive 50% of the retainer as cash and 50% as shares of our common stock. The shares of common stock are fully vested as of the grant date and have a purchase price equal to the par value of our common stock on the grant date. The options are fully vested as of the grant date, have a six-year term and an exercise price equal to the closing price of our common stock on its principal trading market on the grant date. The number of options to be granted is calculated using the Black-Scholes valuation method. Shares of common stock, options to purchase shares of common stock and/or cash to be paid to each non-employee director on the date of grant are automatically granted without further action by the Board of Directors or the Compensation Committee semi-annually on and as of January 2 and July 1, or the first business day thereafter. Shares and options granted pursuant to the policy are subject to the terms and conditions of the 2005 Plan.

Equity Incentives. Under the terms of our 2005 Stock Plan, directors may be granted shares of common stock, stock-based awards and/or stock options to purchase shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2013, for (a) our named executive officers, (b) our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 20, 2013 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the tables. Except as indicated in footnotes to these tables, we believe that the stockholders named in these tables have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 2,174,177 shares of common stock outstanding on April 20, 2013.

	Number of Shares
	Beneficially Owned
	and Nature of	Percent of
	Ownership	Class %
David Chaplin (1) (2)	7,266	*
Tamar Howson (3)	11,628	*
Peter Langecker (4)	17,452	*
David Johnson	—	*
Gerald McMahon (5)	11,758	*
Barbara Riching	—	*
William Schwieterman (6)	13,897	*
Alastair J.J. Wood (7)	13,197	*
All current directors and executive officers as a group (7 persons) (8)	75,198	3.4%

*	Less than 1%.
(1)	Dr. Chaplin became a member of our Board of Directors in January 2013.
(2)	Includes options to purchase 6,260 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(3)	Includes options to purchase 6,571 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(4)	Includes options to purchase 17,452 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(5)	Includes options to purchase 7,985 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(6)	Includes options to purchase 13,150 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(7)	Includes options to purchase 11,708 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)
(8)	Includes options to purchase 63,126 shares of common stock, which are exercisable within 60 days of April 20, 2013 (June 19, 2013)

As of April 20, 2013, the following are the only entities known to us to be the beneficial owners of more than 5% of our outstanding common stock.

	Number of Shares
	Beneficially Owned
	and Nature of	Percent of
Name and Address of Beneficial Owner	Ownership	Class %
Entities and Persons affiliated with Sabby Management, LLC(1)	217,200	9.99
Symphony ViDA Holdings, Inc.(2)	112,988	5.2

(1)	Shares are beneficially owned by Sabby Healthcare Volatility Master Fund, Ltd., c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007,Cayman Islands; Sabby Volatility Warrant Master Fund, Ltd., c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands; Sabby Management, LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458; and Hal Mintz, c/o Sabby Management, LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458; each of Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz may be deemed to share the right to direct the voting and dispositive control over the securities held by the other entities and persons affiliated with Sabby Management, LLC. This shareholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This shareholder has also indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC, and that each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over these shares except to the extent of any pecuniary interest therein.
(2)	875 Third Avenue, 18th Floor, New York, NY 10022.

The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	143,568	$19.73	179,569
Equity compensation plans not approved by security holders	—	—	—

Total	143,568	$19.73	179,569

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves in advance all related person transactions.

We did not engage in any related person transactions during the year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2012	2011
Audit fees:(1)	$247,117	$278,700
Audit related:(2)	—	2,530
Tax Fees:(3)	16,500	16,000
All other fees:(4)	—	—

	$263,617	$297,230

(1)	Audit fees consisted of audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements and statutory audits.
(2)	Audit-related fees in 2011 consisted of fees for access to technical accounting information.
(3)	Tax fees consisted principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.
(4)	There were no fees incurred in this category in either 2012 or 2011.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 15, 2013.

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 14, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012 and December 27, 2012. X

3.2	Amended and Restated By-Laws of the Registrant. %%%

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. ###

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.^^^^

4.4	Form of Five-year Warrant, dated as of July 15, 2009. €€

4.5	Amendment No. 5 to Stockholder Rights Agreement, dated as of November 28, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC. xxx

4.6	Form of Series A/B Common Stock Purchase Warrant. ###

4.7	Form of Amendment No. 6 to Stockholder Rights Agreement, dated as of April 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC. ###

10.1@	OXiGENE 1996 Stock Incentive Plan, as amended.+

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10.4@	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.11@	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.12@	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.13@	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $

10.14	Amendment No. 1 to the Stockholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC dated as of October 1, 2008. §

10.15@	Form of Indemnification Agreement. !!!!!

10.16	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.17	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10.18	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Registrant and American Stock Transfer and Trust Company, LLC. ΩΩΩΩ

10.19	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.20	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

10.21	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.22	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Registrant and American Stock Transfer and Trust Company, LLC. aaa

10.23@	OXiGENE, Inc. 2005 Stock Plan (as amended on May 24, 2012). x

10.24@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.25	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.26	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.27	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. p

10.28	Employment Agreement by and between the Registrant and Barbara D. Riching dated as of February 2013 ##

10.29	Amendment No. 1 to At Market Issuance Agreement, dated as of May 31, 2012, by and between the Registrant and McNicoll, Lewis & Vlak LLC. %

10.30 10.31	Consulting Agreement with David Chaplin, Ph.D., dated as of January 2013. %% Amendment to Consulting Agreement with David Chaplin, Ph.D., dated as of February 27, 2013. X

10.32	Form of Securities Purchase Agreement dated as of April 10, 2013, by and among OXiGENE, Inc. and the purchasers named therein. ###

10.33	Form of Registration Rights Agreement dated as of April 10, 2013, by and among OXiGENE, Inc. and the purchasers named therein. ###

14.1	Corporate Code of Conduct and Ethics. ####

23.1	Consent of Independent Registered Public Accounting Firm. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. XX

101

Interactive Data Files for the fiscal years ended December 31, 2012 and December 31, 2011:

101.INS—XBRL Instance Document**

101.SCH—XBRL Taxonomy Extension Schema**

101.CAL—XBRL Taxonomy Extension Calculation Linkbase**

101.DEF—XBRL Taxonomy Extension Definition Linkbase**

101.LAB—XBRL Taxonomy Extension Label Linkbase**

101.PRE—XBRL Taxonomy Extension Presentation Linkbase**

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) filed on June 24, 1993, and any amendments thereto.
**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.
++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.
$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.
^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.
§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.
§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.
£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.
ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.
aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.
aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.
x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-181810) filed on May 31, 2012.
xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.
p	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
##	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013
%	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-181813) filed on May 31, 2012.
%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.
@	Management contract or compensatory plan or arrangement.
X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013.
###	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2013.
XX	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: April 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 14, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012 and December 27, 2012. X

3.2	Amended and Restated By-Laws of the Registrant. %%%

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. ###

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.^^^^

4.4	Form of Five-year Warrant, dated as of July 15, 2009. €€

4.5	Amendment No. 5 to Stockholder Rights Agreement, dated as of November 28, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC. xxx

4.6	Form of Series A/B Common Stock Purchase Warrant. ###

4.7	Form of Amendment No. 6 to Stockholder Rights Agreement, dated as of April 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC. ###

10.1@	OXiGENE 1996 Stock Incentive Plan, as amended.+

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company.++

10.4@	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.11@	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.12@	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.13@	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $

10.14	Amendment No. 1 to the Stockholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC dated as of October 1, 2008. §

10.15@	Form of Indemnification Agreement. !!!!!

10.16	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.17	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

10.18	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Registrant and American Stock Transfer and Trust Company, LLC. ΩΩΩΩ

10.19	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.20	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

10.21	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.22	Form of Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Registrant and American Stock Transfer and Trust Company, LLC. aaa

10.23@	OXiGENE, Inc. 2005 Stock Plan (as amended on May 24, 2012). x

10.24@	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.25	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.26	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.27	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. p

10.28	Employment Agreement by and between the Registrant and Barbara D. Riching dated as of February 2013 ##

10.29	Amendment No. 1 to At Market Issuance Agreement, dated as of May 31, 2012, by and between the Registrant and McNicoll, Lewis & Vlak LLC. %

10.30 10.31	Consulting Agreement with David Chaplin, Ph.D., dated as of January 2013. %% Amendment to Consulting Agreement with David Chaplin, Ph.D., dated as of February 27, 2013. X

10.32	Form of Securities Purchase Agreement dated as of April 10, 2013, by and among OXiGENE, Inc. and the purchasers named therein. ###

10.33	Form of Registration Rights Agreement dated as of April 10, 2013, by and among OXiGENE, Inc. and the purchasers named therein. ###

14.1	Corporate Code of Conduct and Ethics. ####

23.1	Consent of Independent Registered Public Accounting Firm. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). XX

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. XX

101

Interactive Data Files for the fiscal years ended December 31, 2012 and December 31, 2011:

101.INS—XBRL Instance Document**

101.SCH—XBRL Taxonomy Extension Schema**

101.CAL—XBRL Taxonomy Extension Calculation Linkbase**

101.DEF—XBRL Taxonomy Extension Definition Linkbase**

101.LAB—XBRL Taxonomy Extension Label Linkbase**

101.PRE—XBRL Taxonomy Extension Presentation Linkbase**

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) filed on June 24, 1993, and any amendments thereto.
**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.
&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.
$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.
^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.
§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.
§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.
£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.
ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.
aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.
aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.
x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-181810) filed on May 31, 2012.
xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.
p	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
##	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013
%	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-181813) filed on May 31, 2012.
%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.
@	Management contract or compensatory plan or arrangement.
X	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013.
###	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2013.
XX	Filed with this report.