Form 10-Q
period 2013-03-31
OXIGENE INC
filed 2013-05-09
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 2,274,453 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to the sufficiency of our financial resources, our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our products under development, our intellectual property position, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$4,562	$4,946
Restricted cash	20	20
Prepaid expenses	337	135
Other current assets	86	142

Total current assets	5,005	5,243
Furniture and fixtures, equipment and leasehold improvements	371	370
Accumulated depreciation	(361)	(357)

	10	13

License agreements, net of accumulated amortization of $1,333 and $1,309 at March 31, 2013 and December 31, 2012, respectively	167	191

Total assets	$5,182	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445	$416
Accrued research and development	114	181
Accrued other	274	304

Total current liabilities	833	901

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized; 2,075 and 1,746 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	21	17
Additional paid-in capital	231,673	229,961
Stock subscription receivable	(33)	—
Accumulated deficit	(227,312)	(225,432)

Total stockholders’ equity	4,349	4,546

Total liabilities and stockholders’ equity	$5,182	$5,447

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012

Product revenues	$—	$114

Operating expenses:
Research and development	746	654
General and administrative	1,135	1,332
Restructuring	—	13

Total operating expenses	1,881	1,999

Loss from operations	(1,881)	(1,885)

Change in fair value of warrants	—	1
Investment income	1	5
Other (expense) income, net	—	(12)

Net loss	$(1,880)	$(1,891)

Comprehensive loss	$(1,880)	$(1,891)

Basic and diluted net loss per share	$(0.97)	$(1.44)
Weighted-average number of common shares outstanding	1,940	1,311

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net loss	$(1,880)	$(1,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(1)
Depreciation	3	7
Amortization of license agreement	24	25
Stock-based compensation	173	136
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(146)	210
Accounts payable and accrued expenses	(68)	(783)

Net cash used in operating activities	(1,894)	(2,297)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,510	471

Net cash provided by financing activities	1,510	471

Decrease in cash and cash equivalents	(384)	(1,826)

Cash at beginning of period	4,946	9,972

Cash at end of period	$4,562	$8,146

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

March 31, 2013

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2012.

Capital Resources

In December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse stock split by a shareholder vote on December 21, 2012. The reverse stock split became effective on December 28, 2012. All of the share and per share amounts discussed and shown in the financial statements and notes have been adjusted to reflect the effect of this reverse stock split.

The Company has experienced net losses every year since inception and, as of March 31, 2013 had an accumulated deficit of approximately $227,312,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of March 31, 2013, the Company had approximately $4,582,000 in cash and restricted cash and after closing a private financing in April 2013 as described in Note 4, the Company had approximately $8,747,000 in cash and restricted cash as of April 30, 2013.

Based on the Company’s limited ongoing programs and operations, the Company expects its existing cash to support its operations through the first quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of the Company’s most advanced product candidates, it does include provisions for initial drug manufacturing activities that the Company may undertake in connection with the planned filing of a European Marketing Authorization application for ZYBRESTAT in anaplastic thyroid cancer, or ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the Company’s existing financing arrangements.

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, most likely will be dilutive to its current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if it is unable to comply with the listing standards of The NASDAQ Capital Market and instead has to trade its common shares in the over-the-counter market. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a going concern explanatory paragraph.

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

Revenue Recognition

In December 2011, the Company established a distribution agreement to provide access to ZYBRESTAT for the treatment of patients with ATC in certain specified territories on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify the Company of any defective products within the 30-day period it will be deemed to have accepted the products. Revenue is recognized based on products accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales in the preceding quarter. This revenue will be recognized upon notification from the distributor of the gross margin earned. ZYBRESTAT was expensed at the time it was manufactured, since it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods sold has been recorded.

2.	Stockholders’ Equity — Common and Preferred Shares

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, the Company is restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described in Note 4. Subject to this restriction, as of April 30, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement, during the next twelve months is approximately $264,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, when the sales take place and the effectiveness of a registration statement for the private placement described in Note 4.

In connection with the ATM Agreement, the Company issued approximately 323,000 shares of common stock for proceeds of approximately $1,510,000 net of issuance costs, during the three months ended March 31, 2013 and issued no shares of common stock during the three months ended March 31, 2012. Additionally, the Company issued approximately 99,000 shares of common stock under this agreement for gross proceeds of approximately $406,000 during the month of April 2013.

In November 2011, the Company entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC or LPC, over a 36 month term. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00 and maintains the effectiveness of a registration statement filed with the Securities and Exchange Commission. Further, the Company is restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described in Note 4. Subject to this restriction, if the Company’s stock price does rise above $6.00 and the other conditions of the arrangement are met, the Company generally controls the timing and amount of any sales to LPC in accordance with the purchase agreement. LPC has no right to require the Company to sell any shares to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions including the minimum stock price of $6.00 and the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC. There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that the Company could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that the Company would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of its common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, the Company issued 81,990 shares of common stock for proceeds of approximately $959,000, net of issuance costs, during the three months ended March 31, 2012, including 2,498 shares issued as a commitment fee. No shares were issued under this agreement during the three months ended March 31, 2013.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2013 and December 31, 2012:

			Number of Warrants outstanding as of: (In thousands)
Warrants Issued in Connection with:	Date of Issuance	Exercise Price	March 31, 2013	December 31, 2012
Committed Equity Financing Facility	February 19, 2008	$657.60	1	1
Direct Registration Series I Warrants	July 20, 2009	$504.00	12	12

Total Warrants Outstanding			13	13

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. These warrants expire on August 19, 2013.

The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both March 31, 2013 and December 31, 2012. These warrants expire on July 20, 2014.

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)

Options outstanding at December 31, 2012	143	$19.73	8.64	$—

Granted	76	$4.38
Forfeited and expired	(29)	$13.95

Options outstanding at March 31, 2013	190	$14.49	7.96	$—

Options exercisable at March 31, 2013	83	$20.65	5.92	$—

Options vested or expected to vest at March 31, 2013	146	$16.21	7.38	$—

As of March 31, 2013 there was approximately $190,174 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.43 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2013:

Weighted Average Assumptions
Risk-free interest rate	0.77%
Expected life (years)	4
Expected volatility	101%
Dividend yield	0.00%

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 190,000 stock options and 13,000 warrants at March 31, 2013 and 109,000 stock options and 13,000 warrants at March 31, 2012, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Subsequent Events

Private Placement of Preferred Shares and Warrants

On April 16, 2013, the Company closed on an offering in which the Company raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock does not have a dividend right, nor does it have any preferences over the common stock, including liquidation rights. Subject to certain ownership limitations, shares of Series A Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. Also included in the offering were warrants to purchase common stock, as follows:

(A) Series A Warrants to purchase 1,377,412 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40; and

(B) Series B Warrants to purchase 1,377,412 shares of the Company’s common stock, which are exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

At the closing, the Company also issued to its placement agent and related persons Series A Warrants to purchase 82,645 shares of the Company’s common stock. The Company’s placement agent is also entitled to receive Series A Warrants to purchase up to an additional 82,645 shares of the Company’s common stock if the Series B Warrants are exercised for cash.

The warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, the holder of shares of Series A Preferred Stock or a Series A or Series B warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, the Company filed a registration statement on Form S-3 on April 24, 2013, pursuant to the terms of a Registration Rights Agreement between the Company and the investors, to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants.

Facility Lease

The company amended its current facility lease to extend the term to June 30, 2014 and adjust the base monthly rent starting July 1, 2013 to June 30, 2014 to $16,616.25. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2013 and March 31, 2012 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2012, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Update on Strategy and Status of Programs

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

Ovarian Cancer—To focus on ovarian cancer as one of our lead indications:

•

We continue to support the ongoing randomized Phase 2 trial (GOG1861) of ZYBRESTAT in combination with bevacizumab, an anti-VEGF monoclonal antibody whose branded name is AVASTIN®, in patients with relapsed ovarian cancer. We believe that combining vascular targeting agents without cytotoxic chemotherapy may be a clinically active yet potentially better tolerated alternative for the treatment of certain advanced ovarian cancer patients. The trial is being conducted by the Gynecologic Oncology Group or GOG, an organization dedicated to clinical research in the field of gynecologic cancer, and is under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI. The trial is also being performed in collaboration with Genentech, the manufacturer of bevacizumab, who, along with us, supplies the drugs for the study in addition to providing some of the trial’s funding. While we pay for some costs related to this trial, CTEP bears most of the cost of the trial.

The GOG1861 study has enrolled a total of 107 patients and more than 80 sites are participating. To be eligible for the study, patients must have recurrent ovarian cancer, and must have received prior platinum-based chemotherapy. Patients are being randomized into two arms: one arm receives bevacizumab; the second arm receives bevacizumab plus ZYBRESTAT. Patients are treated until disease progression or adverse effects prohibit further therapy. The primary endpoint of the Phase 2 trial is progression-free survival. Secondary endpoints include safety, overall survival and objective responses by treatment. If this trial is completed and is clinically successful in terms of slowing tumor progression, we believe that this combination of vascular targeting agents, without the use of cytotoxic chemotherapy agents—and their often significant side effects—could provide a potentially better tolerated alternative for the treatment of recurrent ovarian cancer patients.

We expect an interim efficacy analysis will be conducted by the third quarter of 2013. We will remain blinded to the data from this interim analysis. If it is determined at that point that the study continues to completion, we anticipate that preliminary data from the completed trial could be available in the first quarter of 2014. Assuming a positive outcome from these analysis and data, we hope to be able to collaborate with the GOG and Genentech, and also receive guidance from the FDA, on the design of a potential pivotal registration trial in this indication that could lead to a new drug application, or NDA, filing in the 2016-2017 timeframe.

•	We would also like to support two additional controlled clinical studies in advanced ovarian cancer, subject to our receipt of sufficient funding, as follows:

•

A Phase 2 clinical trial of ZYBRESTAT in combination with weekly paclitaxel in patients with persistent or recurrent ovarian cancer. We believe that studying ZYBRESTAT in combination with platinum or paclitaxel-based chemotherapy is another potential path forward, since chemotherapy is the current standard of care in this indication. This would be a multi-center, controlled trial designed to enroll 120 patients in a one-to-one randomization. The primary endpoint would be progression-free survival, with secondary endpoints of safety, overall survival, objective response rate and CA125 response rate. Our target date to begin this trial would be in 2013, if we have sufficient funding.

•

A Phase 1b/2 clinical trial of ZYBRESTAT in combination with pazopanib, an antiangiogenic oral tyrosine kinase inhibitor, in recurrent ovarian cancer. We believe that combining vascular targeting agents without cytotoxic chemotherapy may be a clinically active yet potentially better tolerated alternative for the treatment of certain advanced ovarian cancer patients. This trial is dependent on receiving funding from an externally funded collaboration.

Anaplastic Thyroid Cancer, or ATC—To pursue the commercialization of ZYBRESTAT in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances:

•

We are exploring regulatory approval for ZYBRESTAT in ATC in the EU with a marketing authorization under exceptional circumstances, which might allow us to receive approval in Europe without conducting another clinical trial and for substantially less cost. European regulations provide that these special marketing approvals may be obtained in the case of therapies for the treatment of life-threatening diseases with orphan designation where there is an unmet medical need. This approval might enable potential filings in Japan, Korea, China, Canada and other countries as well. We received scientific advice from two countries in the European Union in March of 2013 related to this regulatory approval path. We are now in the process of requesting scientific advice from the Scientific Advice Working Party of the European Medicines Agency, or EMA, to obtain confirmation of this advice, including advice on manufacturing and required drug lots required for registration, We could receive a written response to this request potentially by late July, and—if required —have a meeting with EMA early in September 2013. We believe that this path may be a potential alternative path forward which could enable us to potentially submit an application for marketing approval for ZYBRESTAT by 2015.

•

In December 2011, we established a distribution agreement with Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT for the treatment of patients with ATC on a compassionate use basis in certain specified territories. This agreement was expanded to include additional territories in August 2012 also for treatment on a compassionate use basis. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. This program, which is managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT to Azanta, and Azanta serves as our exclusive distributor for ZYBRESTAT in the specified territories for this purpose. Azanta provides ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The agreement may be further expanded to include other countries on a country-by-country basis. Azanta is responsible for all regulatory activities necessary to distribute and sell ZYBRESTAT on a compassionate use basis for the treatment of ATC within the specified territories. There is no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement.

Acute Myelogenous Leukemia, or AML—To continue to support the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with acute myelogenous leukemia, or AML, or myelodysplastic syndrome, or MDS, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

•

This open-label, dose-escalating study for the treatment of up to 36 patients is being conducted in patients with relapsed or refractory AML and MDS and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. In addition to the University of Florida this study is supported in part by the Leukemia & Lymphoma Society. New patients are continuing to be enrolled in this study. As of May 3, 2013 a total of 10 patients have been enrolled into this study, and no dose-limiting adverse events have been encountered.

Carcinoid Syndrome—To pursue the development of ZYBRESTAT to treat refractory carcinoid syndrome associated with metastatic carcinoid tumors involving the liver.

•

Another indication that we started to pursue in 2012 is the treatment of carcinoid syndrome. In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company, relative to their VDA program for neuroendocrine cancers, focused specifically on carcinoid syndrome. We plan to leverage these assets for the development and potential commercialization of ZYBRESTAT to treat refractory carcinoid syndrome associated with metastatic carcinoid tumors involving the liver.

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

The FDA has also granted Fast Track status to ZYBRESTAT for the treatment of ATC and a special protocol assessment, or SPA, was granted for a Phase 3 trial in ATC.

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

Financial Resources

Since the fall of 2011, we have focused our capital resources on our most promising early-stage clinical programs with the goal of reducing our cash utilization. Accordingly, our resources have been focused primarily on supporting our ovarian Phase 2 clinical trial which is being conducted by the GOG, our Phase 1 clinical trial in acute myeloid leukemia, or AML, being conducted by the University of Florida, our distribution agreement with Azanta, preclinical programs and the manufacture of clinical supply of our product candidates to support our programs. We have also spent resources completing our ATC trial (the FACT trial) and designing a Phase 3 registrational study in anaplastic thyroid cancer, or ATC (the FACT 2 trial), and while we were successful in receiving a SPA with the FDA for the FACT 2 trial in 2012, we have subsequently determined that this trial is not financially feasible at this time with our limited financial resources. We are now focusing our efforts in this area on pursuing the commercialization of ZYBRESTAT in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances.

We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing. Our research and development team members typically work on a number of research and development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

We have experienced net losses every year since our inception and, as of March 31, 2013, had an accumulated deficit of approximately $227,312,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of March 31, 2013, we had approximately $4,582,000 in cash and restricted cash and after closing a financing in April 2013 as described under the heading Liquidity and Capital Resources below, we had approximately $8,747,000 in cash and restricted cash as of April 30, 2013.

Currently, we have two potential vehicles for raising capital, and we recently completed a financing in April 2013, as described in detail in Notes 2 and 4 to the Condensed Financial Statements for the quarter ended March 31, 2013 and under the heading Liquidity and Capital Resources below. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Further, we are restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described under the heading Liquidity and Capital Resources below. Subject to this restriction, as of April 30, 2013 the total dollar amount of common stock that we could sell under the ATM Agreement during the next twelve months is approximately $264,000 under our current registration statement. We may be able to sell more shares under this agreement over the next twelve months depending on several factors including our stock price, number of shares outstanding, when the sales take place and the effectiveness of a registration statement for the private placement described under the heading Liquidity and Capital Resources below. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement, the LPC Purchase Agreement. The price of our common stock as of May 3, 2013 was $3.55 and therefore the facility is not available to us at this time. Further, we are restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described under the heading Liquidity and Capital Resources below.

Based on our limited ongoing programs and operations we expect our existing cash to support our operations through the first quarter of 2014. However, while this level of cash utilization does not allow us to initiate any significant projects, including clinical trials, to further the development of our most advanced product candidates, it allows for initial drug manufacturing activities that we may undertake in connection with the planned filing for a European Marketing Authorization application for ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

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

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

Revenue

We recognized approximately $0 and $114,000 in product revenue for the three month periods ended March 31, 2013 and March 31, 2012, respectively. Product revenue in 2012 represents amounts recognized under our distribution agreement with Azanta which we entered into in December 2011. We recognized product revenues in the three month period ended March 31, 2012, after delivery of ZYBRESTAT for compassionate use to Azanta and the 30 day inspection period had expired at which point the drug was deemed accepted. As of April 30, 2013, we have orders from Azanta for future delivery of ZYBRESTAT which we anticipate would put us on track to record approximately the same levels of revenue in 2013 as in 2012, although there can be no assurance of this at this time.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

			Change
	Three months ended March 31,		2013 versus 2012
	2013	2012	Amount	%

External services	$359	$267	$92	34%
Employee compensation and related	277	259	18	7%
Employee Stock-based compensation	37	16	21	131%
Other	73	112	(39)	-35%

Total research and development	$746	$654	$92	14%

The increase in external services expense for the three month period ended March 31, 2013 compared to the same three month period in 2012 is primarily attributable to costs associated with our ovarian Phase 2 clinical trial which is being conducted by the GOG, under the sponsorship of CTEP. While CTEP bears most of the cost of the trial, we pay for some costs related to this trial. The increase in external services expense was in part offset by reductions in costs associated with our previous clinical programs which have all been completed or placed on hold, including those we conducted in anaplastic thyroid cancer.

The increase in employee compensation and related expenses for the three month period ended March 31, 2013 compared to the same three month period in 2012 was due to the transition of employees during the first quarter of 2012 in which some positions were vacant.

Employee stock-based compensation expense increased for the three month period ended March 31, 2013 compared to the same three month period in 2012 due primarily to the timing and vesting of option grants.

The decrease in other expenses for the three month period ended March 31, 2013 compared to the same period in 2012 is due primarily to the reduction in the allocation of facilities expense due to closing our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2012 fiscal year or the first three months of 2013. We have plans to begin initial drug manufacture activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT in ATC and therefore research and development expenses are expected to increase in the remainder of 2013 compared to 2012.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

			Change
	Three months ended March 31,		2013 versus 2012
	2013	2012	Amount	%

Employee compensation and related	$324	$493	$(169)	-34%
Employee Stock-based compensation	36	40	(4)	-10%
Consulting and professional services	589	562	27	5%
Other	186	237	(51)	-22%

Total general and administrative	$1,135	$1,332	$(197)	-15%

Employee compensation and related expenses decreased in the three month period ended March 31, 2013 as compared to the same periods in 2012, due primarily to additional compensation in the first quarter of 2012 related to the transition of consolidating our Massachusetts administrative offices, including our finance employees, to our California headquarters.

Employee stock-based compensation expense decreased for the three month period ended March 31, 2013 compared to the same three month period in 2012 due to the timing and vesting of option grants.

Consulting and professional services increased in the three month period ended March 31, 2013 as compared to the same periods in 2012 due primarily to board fees, which increased due to the addition of a new board member.

The decrease in other expenses for the three month period ended March 31, 2013 compared to the same period in 2012 is due primarily to the reduction in facilities expense due to the closing of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space. In the three month period ended March 31, 2012, we recorded an adjustment of $13,000 to the restructuring charge which we initially recorded in the third quarter of 2011. The initial charge was a result of a restructuring plan announced on September 1, 2011, which included a reduction in work force, and was designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. The restructuring is now complete and therefore there is no adjustment in the comparable period in 2013 and the expenses in 2013 and 2012, excluding the adjustment to the restructuring charge, are reflective of the reductions in expense as a result of the restructuring. We continue to evaluate general and administrative expense and as a result, in the future they could vary significantly from those incurred in the 2012 fiscal year or the first three months of 2013.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the periods indicated, in thousands:

			Change
	Three months ended March 31,		2013 versus 2012
	2013	2012	Amount	%

Change in fair value of warrants	$—	$1	$(1)	-100%
Investment income	1	5	(4)	-80%
Other income (expense), net	—	(12)	12	-100%

Total	$1	$(6)	$7	-117%

We recorded $0 and $1 of unrealized (non-cash) gain in the three month periods ended March 31, 2013 and 2012 respectively, as a result of the change in the estimated fair market value of our common stock warrants issued in connection with the offerings of our common stock. Investment income decreased in the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 due to a decrease in cash balances. Other income (expense), net, decreased in the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 due to a decrease in losses on foreign exchange.

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of March 31, 2013, we had an accumulated deficit of approximately $227,312,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $4,582,000 at March 31, 2013, and after closing a financing in April 2013 as described below, we had cash and restricted cash of approximately $8,747,000 at April 30, 2013.

The net cash used in operating activities was approximately $1,894,000 in the three months ended March 31, 2013 compared to $2,297,000 in the comparable period in 2012. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2013 period was also impacted by an increase in prepaid expenses, primarily insurance, and in both the 2013 and 2012 periods, the pay down of accounts payable and accrued liabilities.

Net cash provided by financing activities was approximately $1,510,000 for the three months ended March 31, 2013 compared to $471,000 in the comparable period in 2012. Net cash provided by financing activities for the three months ended March 31, 2013 is primarily attributable to the net proceeds from the sale of common stock pursuant to the ATM Agreement discussed below. Net cash provided by financing activities in the three months ended March 31, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement described below.

On April 16, 2013, we closed an offering in which we raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. The Series A Preferred Stock does not have a dividend right, nor does it have any preferences over our common stock, including liquidation rights. Subject to certain ownership limitations, shares of Series A Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. Also included in the offering were warrants to purchase shares of our common stock, as follows:

(A) Series A Warrants to purchase 1,377,412 shares of our common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40; and

(B) Series B Warrants to purchase 1,377,412 shares of our common stock, which are exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

At the closing, we also issued to the placement agent and related persons Series A Warrants to purchase 82,645 shares of our common stock. Our placement agent is also entitled to receive Series A Warrants to purchase up to an additional 82,645 shares of our common stock if the Series B Warrants are exercised for cash.

The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of us, the holder of shares of Series A Preferred Stock or a Series A or Series B warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, we filed a registration statement on Form S-3 on April 4, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting placement agents’ fees, the net proceeds of this offering were $4,271,000, excluding other costs of the offering.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, we are restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described above. Subject to this restriction, as of April 30, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under its current registration statement. The Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, number of shares outstanding, when the sales take place and the effectiveness of a registration statement for the private placement described above.

In connection with the ATM Agreement, we issued approximately 323,000 shares of common stock for proceeds of approximately $1,510,000, net of issuance costs, during the three months ended March 31, 2013. No shares were issued under this agreement during the three months ended March 31, 2012. Additionally, we issued approximately 99,000 shares of common stock for gross proceeds of approximately $406,000 during the month ended April 30, 2013.

In November 2011, we entered into a purchase agreement, the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. Further, we are restricted from using this facility until 90 days following the effectiveness of a registration statement for the private placement as described above. With this restriction and because the price of our common stock as of May 3, 2013 was $3.55, the facility is not available to us at this time. After the restriction period ends, if our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the 36-month term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, we issued 81,990 shares of common stock for proceeds of approximately $959,000, net of issuance costs, during the three months ended March 31, 2012, including 2,498 shares issued as a commitment fee. No shares were issued under this agreement during the three months ended March 31, 2013.

In December 2011, we established a distribution agreement with Azanta, which was expanded in August 2012, to provide access to ZYBRESTAT for the treatment of patients in certain specified territories with ATC on a compassionate use basis. Our Named Patient Program, is managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT to Azanta. Azanta serves as exclusive distributor for ZYBRESTAT in the specified territories for this purpose and provides ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the three month period ended March 31, 2012 we received cash and recognized $114,000 of product revenue under this agreement. No revenue was recognized or any cash received under this agreement during the three month period ended March 31, 2013. As of April 30, 2013 we have orders from Azanta for future delivery of ZYBRESTAT which we anticipate would put us on track to record approximately the same levels of revenue in 2013 as 2012, although there can be no assurance of this at this time.

Based on our limited ongoing programs and operations, we expect our existing cash to support our operations through the first quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, it does include provisions for initial drug manufacturing activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT and OXi4503; the costs of complying with FDA and other regulatory agency requirements. For example, it was necessary for us to address findings set forth by the FDA in its correspondence to us in March 2012. While we believe we have addressed these findings, we have no assurance that the FDA may not require more information or more changes in the future, which may be significant. See the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 regarding regulatory compliance and approvals; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2013 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Third Amendment to Lease, dated April 1, 2013, between DWF III Gateway, LLC and OXiGENE, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: May 9, 2013	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer