Form 10-Q
period 2013-06-30
OXIGENE INC
filed 2013-08-12
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, there were 2,638,833 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations in the near term; the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the process of commercializing ZYBRESTAT for the treatment of anaplastic thyroid cancer; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$7,732	$4,946
Restricted cash	20	20
Prepaid expenses	370	135
Other current assets	33	142

Total current assets	8,155	5,243
Furniture and fixtures, equipment and leasehold improvements	365	370
Accumulated depreciation	(357)	(357)

	8	13
License agreements, net of accumulated amortization of $1,358 and $1,309 at June 30, 2013 and December 31, 2012, respectively	142	191

Total assets	$8,305	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430	$416
Accrued research and development	30	181
Accrued other	431	304

Total current liabilities	891	901
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 5 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value, 100,000 shares authorized; 2,274 and 1,746 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23	17
Additional paid-in capital	236,357	229,961
Accumulated deficit	(228,966)	(225,432)

Total stockholders’ equity	7,414	4,546

Total liabilities and stockholders’ equity	$8,305	$5,447

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Product revenues	$—	$—	$—	$114
Operating expenses:
Research and development	603	1,080	1,349	1,734
General and administrative	1,052	1,199	2,187	2,531
Restructuring	—	(2)	—	11

Total operating expenses	1,655	2,277	3,536	4,276

Loss from operations	(1,655)	(2,277)	(3,536)	(4,162)
Change in fair value of warrants	—	4	—	5
Investment income	1	3	2	8
Other (expense) income, net	—	4	—	(8)

Net loss	$(1,654)	$(2,266)	$(3,534)	$(4,157)

Comprehensive loss	$(1,654)	$(2,266)	$(3,534)	$(4,157)

Basic and diluted net loss per share	$(0.74)	$(1.65)	$(1.70)	$(3.10)
Weighted-average number of common shares outstanding	2,227	1,374	2,082	1,342

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,534)	$(4,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(5)
Depreciation	5	7
Amortization of license agreement	49	49
Stock-based compensation	274	254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(126)	194
Accounts payable and accrued expenses	(10)	(636)

Net cash used in operating activities	(3,342)	(4,294)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	4,192	—
Proceeds from issuance of common stock, net of issuance costs	1,936	1,224

Net cash provided by financing activities	6,128	1,224

Increase (decrease) in cash and cash equivalents	2,786	(3,070)
Cash at beginning of period	4,946	9,972

Cash at end of period	$7,732	$6,902

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$364	$—

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

June 30, 2013

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has experienced net losses every year since inception and, as of June 30, 2013 had an accumulated deficit of approximately $228,966,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development and manufacturing expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of June 30, 2013, the Company had approximately $7,752,000 in cash and restricted cash.

Based on the Company’s limited ongoing programs and operations, the Company expects its existing cash to support its operations through the middle of the second quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of the Company’s most advanced product candidates, it does include provisions for initial drug manufacturing activities that the Company has undertaken in connection with the planned filing of a European Marketing Authorization application for ZYBRESTAT in anaplastic thyroid cancer, or ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the Company’s existing financing arrangements, (as described in detail in Note 2 below).

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if it is unable to comply with the listing standards of The NASDAQ Capital Market and instead has to trade its common shares in the over-the-counter market. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The Report of Independent Registered Accounting Firm at the beginning of the Consolidated Financial Statements section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a going concern explanatory paragraph.

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

Revenue Recognition

In December 2011, the Company established a distribution agreement to provide access to ZYBRESTAT for the treatment of patients with ATC in certain specified territories on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify the Company of any defective products within the 30-day period it will be deemed to have accepted the products. Revenue is recognized based on products accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of ZYBRESTAT in the preceding quarter. This revenue will be recognized upon notification from the distributor of the gross margin earned. ZYBRESTAT was expensed at the time it was manufactured, because it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods sold has been recorded.

2. Stockholders’ Equity — Common and Preferred Shares

Private Placement of Preferred Shares and Warrants

On April 16, 2013, the Company closed on an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock is not redeemable or contingently redeemable, does not have a dividend right, nor does it have any preferences over the common stock, including liquidation rights. Subject to certain ownership limitations, shares of Series A Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. Also included in the offering were warrants to purchase common stock, as follows:

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

The preferred stock and warrants contain limitations that prevent the holders of the preferred stock and warrants from acquiring shares upon conversion of preferred stock or exercise of warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

During the three months ended June 30, 2013, the investor in the private placement converted 364 shares of Series A Preferred Stock into 100,276 shares of the Company’s common stock. In July 2013, the investor converted 1,282 shares of Series A Preferred Stock into 353,270 shares of the Company’s common stock.

Common Stock

At the 2013 Annual Meeting of Stockholders in July 2013, the stockholders approved a decrease in the Company’s authorized common stock from 100,000,000 to 70,000,000.

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of July 31, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under the current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued approximately 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the six months ended June 30, 2013. No shares were issued under this agreement during the six months ended June 30, 2012.

In November 2011, the Company entered into a purchase agreement, or the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC, or LPC, over a 36 month term. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00 and maintains the effectiveness of a registration statement filed with the Securities and Exchange Commission. Subject to this restriction, if the Company’s stock price rises above $6.00 and the other conditions of the arrangement are met, the Company can generally control the timing and amount of any sales to LPC in accordance with the purchase agreement. LPC has no right to require the Company to sell any shares to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions including the minimum stock price of $6.00 and the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC. There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of the Company’s shares immediately preceding the notice of sale to LPC without any fixed discount. The agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that the Company could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that the Company would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of its common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, the Company issued 196,719 shares of common stock for proceeds of approximately $1,699,000, net of issuance costs, during the six months ended June 30, 2012, including 4,995 shares issued as a commitment fee. No shares were issued under this agreement during the six months ended June 30, 2013.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2013 and December 31, 2012:

			Number of Warrants outstanding as of:
	Date of		(In thousands)
Warrants Issued in Connection with:	Issuance	Exercise Price	June 30, 2013	December 31, 2012
Committed Equity Financing Facility	02/19/08	$657.60	1	1
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	—
Private Placement Series B Warrants	04/16/13	$3.40	1,377	—

Total Warrants Outstanding			2,850	13

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. These warrants will expire on August 19, 2013.

The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both June 30, 2013 and December 31, 2012. These warrants will expire on July 20, 2014.

The Private Placement Series A warrants include warrants to purchase 1,377,412 shares of the Company’s common stock and warrants issued to the Company’s placement agent and related persons to purchase 82,645 shares of the Company’s common stock. The Series A warrants became exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40. The Company’s placement agent is also entitled to receive Series A Warrants to purchase up to an additional 82,645 shares of the Company’s common stock if the Series B Warrants are exercised for cash.

The Private Placement Series B Warrants to purchase 1,377,412 shares of the Company’s common stock became exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

Options

The Company’s 2005 Stock Plan, as amended at the 2013 Annual Meeting of Stockholders in July 2013 (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to 833,333 shares of the Company’s common stock in the aggregate. Currently, the 2005 Plan allows for awards of up to 200,000 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 2005 Plan for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2012	143	$19.73	8.64	$—
Granted	77	$4.38		$—
Forfeited and expired	(42)	$17.66		$—

Options outstanding at June 30, 2013	178	$13.66	8.25	$—

Options exercisable at June 30, 2013	73	$21.98	6.74	$—
Options vested or expected to vest at June 30, 2013	134	$15.60	7.91	$—

As of June 30, 2013 there was approximately $149,437 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.53 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2013:

Weighted Average Assumptions
Risk-free interest rate	0.77%
Expected life (years)	4
Expected volatility	101%
Dividend yield	0.00%

3. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,636 shares of preferred stock convertible into 1,277,136 shares of common stock, 178,000 stock options and 2,933,000 warrants at June 30, 2013 and 102,000 stock options and 13,000 warrants at June 30, 2012, were excluded from the calculation of weighted average shares for diluted net loss per share.

4. Commitments and Contingencies

Facility Lease

The Company has amended its current facility lease to extend the term to June 30, 2014 and adjust the base monthly rent starting July 1, 2013 to June 30, 2014 to $16,616.25. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2013 and June 30, 2012 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2012, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company primarily focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. We are pursuing what we believe to be a cost-efficient, risk-mitigated development strategy. In the United States, we are pursuing collaborations with established pharmaceutical companies with products whose efficacy we believe can be enhanced by the addition of our lead product candidate, ZYBRESTAT ® , and with non-profit research organizations such as the Gynecologic Oncology Group, or GOG, an organization dedicated to clinical research in the field of gynecologic cancer, for the treatment of advanced ovarian cancer. In the European Union, we are primarily focused on pursuing registration for ZYBRESTAT ® for anaplastic thyroid cancer (ATC), a rare and highly aggressive cancer for which we have been granted orphan drug designation, through the European Union’s “exceptional circumstances” marketing authorization process. To date, we have observed ZYBRESTAT ® to be well tolerated in over 400 patients and to have activity in a variety of indications including ovarian cancer and ATC.

ZYBRESTAT ® Development Program

Our lead compound, ZYBRESTAT ® , is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

Ovarian cancer is a relatively rare form of cancer affecting approximately 22,000 women in the U.S. each year that begins in the ovaries and because there are no mainstream screening tests, often spreads to the pelvis and abdomen prior to detection, resulting in a relatively poor prognosis. In fact, more than 60% of women diagnosed with ovarian cancer are in stage III or IV, making it difficult to treat and often fatal, with a five-year survival rate of 47%—a rate which is largely unchanged since the 1990s. There are relatively few cancer therapies that have been approved for the treatment of ovarian cancer, including carboplatin and cisplatin, doxorubicin, and Taxol ® (paclitaxel). Due to the unmet need in the treatment of ovarian cancer and the small size of the indication, we have been granted an orphan drug designation in both the U.S. and Europe for the use of ZYBRESTAT ® in the treatment of ovarian cancer.

We are pursuing multiple routes to approval in ovarian cancer, as follows:

ZYBRESTAT ® in combination with AVASTIN ® (bevacizumab)

Genentech / Roche’s AVASTIN ® (bevacizumab) is an anti-vascular endothelial growth factor (VEGF) monoclonal antibody that is currently FDA-approved for the treatment of a variety of solid tumor indications, but not including ovarian cancer. We believe that using ZYBRESTAT ® in combination with AVASTIN ® (bevacizumab) may provide a clinically active yet potentially better tolerated alternative to the current standard of care for relapsed ovarian cancer, cytotoxic chemotherapy.

Currently, a randomized, two-arm Phase 2 trial comparing AVASTIN ® (bevacizumab) alone with AVASTIN ® (bevacizumab) plus ZYBRESTAT ® in patients with relapsed ovarian cancer is ongoing. The trial is being conducted by the GOG under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI. The primary endpoint of the trial is progression-free survival (PFS), and secondary endpoints include safety, overall survival (OS) and objective responses by treatment. As of the date of this prospectus, the study has met its enrollment goal with 107 patients at more than 80 clinical sites in the United States participating in the study. Patients in both arms will be treated until disease progression or adverse effects prohibit further therapy.

An interim futility analysis of this Phase 2 trial was performed in the second quarter of 2013. The original purpose of the analysis was to consider early study closure to limit patient exposure in the event that the experimental regimen was deemed futile (i.e., unlikely to be declared more effective than the reference regimen at the end of the study). Since the study had completed patient accrual, the analysis was conducted for possible study termination due primarily to toxicities. It was confirmed that the trial is going to continue to its pre-specified endpoint, which is based on progression-free survival. We anticipate that preliminary data from the completed trial will be available in the first half of 2014. If the outcome of the study is positive and the statistical endpoints are met, our plan would be to request an end-of-Phase-2 meeting with FDA and, assuming that meeting leads to a pivotal registration trial, we could potentially file a new drug application in 2017 and subsequently receive regulatory approval in relapsed ovarian cancer in 2018.

Importantly, this trial, also known as GOG0186I, is being supported by a variety of collaborators including Genentech / Roche, which manufactures and markets AVASTIN ® (bevacizumab), as well as the GOG, and its sponsor, the Cancer Therapy Evaluation Program (CTEP) of the NCI. As CTEP is bearing the majority of the clinical trial costs, our ongoing expenses related to this trial are primarily related to manufacturing sufficient quantities of ZYBRESTAT ® .

With additional funding, we plan to conduct two additional clinical studies in advanced ovarian cancer that we believe would further demonstrate ZYBRESTAT ® ’s potential as a leading adjunctive cancer therapy, as follows:

ZYBRESTAT ® in combination with VOTRIENT ® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT ® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently FDA-approved for renal cell carcinoma (RCC) and soft tissue sarcoma (STS), and with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using ZYBRESTAT ® in combination with VOTRIENT ® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care for relapsed ovarian cancer, cytotoxic chemotherapy.

We intend to collaborate with a non-profit in the design of a randomized, two-arm Phase 2 trial of approximately 120 patients in the United States, European Union or Eastern Europe comparing VOTRIENT ® (pazopanib) with VOTRIENT ® (pazopanib) plus ZYBRESTAT ® in patients with relapsed ovarian cancer. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate.

As in our combination therapy trial with AVASTIN ® (bevacizumab), we believe that there are potential collaborators that may help offset costs associated with this trial, including a non-profit cancer research organization and, potentially, GlaxoSmithKline.

ZYBRESTAT ® in combination with TAXOL ® (paclitaxel)

TAXOL ® (paclitaxel) is a chemotherapy agent used to treat patients with a variety of solid tumors, including lung, ovarian, breast, head and neck cancers. We believe that using ZYBRESTAT ® in combination with TAXOL ® (paclitaxel) may demonstrate how adjunctive therapy with ZYBRESTAT ® could improve standard of care and improve patient outcomes in certain patients with advanced ovarian cancer.

We are planning to conduct a randomized, two-arm Phase 2 trial of approximately 120 patients in the United States, European Union or Eastern Europe comparing weekly dosing of TAXOL ® (paclitaxel) with weekly TAXOL ® (paclitaxel) plus ZYBRESTAT ® in patients with relapsed ovarian cancer. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate.

As in our combination therapy trial with AVASTIN ® (bevacizumab), we believe that there are potential collaborators that may help offset costs associated with trial, including one or more non-profit cancer research organizations.

Anaplastic Thyroid Cancer, or ATC

Anaplastic thyroid cancer (ATC) is a rare, but particularly aggressive form of thyroid cancer that is resistant to mainstream cancer therapies and that has a particularly grim prognosis, with a median survival from diagnosis of 3-4 months and a one-year survival rate of less than 10%. Due to an unmet need in the treatment of ATC and the small size of the indication, we have been granted an orphan drug designation by both the FDA and European Medicines Agency (EMA) for the use of ZYBRESTAT ® in the treatment of ATC.

While the FDA has asked that we conduct one or more large pivotal trials to obtain regulatory approval for ZYBRESTAT ® in ATC in the United States, which we believe would be prohibitively expensive for such a rare indication, the European Union has alternative pathways for potential approval of drugs that are designed to treat life-threatening, extremely rare, orphan diseases such as ATC. These include the possibility of a special marketing approval under “exceptional circumstances”, known as an MAA, in the case of therapies that address urgent, unmet medical needs. We received feedback from two reviewing countries in March 2013 and the Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMA, in July 2013, on our plan to submit an MAA for ZYBRESTAT ® in ATC. We intend to address and incorporate this feedback into our MAA filing, and we believe that it is possible that we could obtain an MAA for the use of ZYBRESTAT ® in the treatment of ATC with the existing clinical data that we have. Based on the latest guidance received from the SAWP, we currently anticipate a 2015 MAA filing and a possible subsequent 2016 authorization. If we are successful in obtaining an MAA for ZYBRESTAT ® in the treatment of ATC, we believe that this could lead to similar authorizations in other countries such as Japan, South Korea, China, or Canada (but not in the United States).

Carcinoid Syndrome

Carcinoid syndrome refers to an array of symptoms, such as flushing, diarrhea and, less frequently, bronchoconstriction and heart failure, that occur secondary to carcinoid tumors in approximately 5% of patients. These symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, that are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogues helps to control the symptoms of carcinoid syndrome, patients who are or become refractory (unresponsive) to somatostatin have limited therapeutic options, and we believe that treatment with ZYBRESTAT ® may improve outcomes for these patients. Approximately 14,000 people in the United States are diagnosed with carcinoid syndrome each year.

In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company that had previously been developing a competing VDA, for intellectual property covering the use of VDAs in treatment of symptoms related to carcinoid syndrome and other neuroendocrine tumors. We enhanced this intellectual property with data collected from various preclinical studies of ZYBRESTAT ® , some of which are ongoing. Assuming positive results and sufficient financial resources, we are considering launching a Phase 1b/2a clinical program in carcinoid syndrome, although we view ovarian cancer as a more immediate priority.

Ophthalmic Indications

In addition to developing ZYBRESTAT ® as an intravenously administered therapy for a number of solid tumor indications, we believe that ZYBRESTAT ® may also be useful as a therapy for a variety of ophthalmological diseases and conditions such as wet age-related macular degeneration (AMD) and diabetic retinopathy that are characterized by abnormal blood vessel growth within the eye that result in loss of vision, many of which are currently treated with anti-vascular endothelial growth factor (VEGF) therapies. While this program is not an immediate priority, we are actively seeking one or more potential development and commercialization partners with expertise in ophthalmology that would allow us to leverage our existing assets and move forward.

OXi4503 Development Program

In addition to pursuing development of ZYBRESTAT ® , we are also pursuing the development of a second product candidate, OXi4503, a novel second-generation, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms an antiproliferative metabolite.

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to ZYBRESTAT ® , OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, both as a single agent and in combination with other cancer therapies.

Our current development program for OXi4503 is as follows:

Acute Myelogenous Leukemia, or AML

AML is a relatively rare cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the United States and accounting for approximately 1.2% of cancer deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. Due to an unmet need in the treatment of AML and the small size of the indication, we have been granted an orphan drug designation in the United States for the use of OXi4503 in the treatment of AML.

OXi4503 has demonstrated potent activity against AML in animal models, and these results were published in the journal Blood in September 2010. Shortly thereafter, we entered into a clinical trial agreement with the University of Florida related to an investigator-sponsored Phase 1 study of OXi4503 in up to 36 patients with AML or myelodysplastic syndrome, or MDS, which trial was subsequently initiated in May 2011. As the University of Florida and a non-profit research organization, The Leukemia & Lymphoma Society’s Therapy Acceleration Program, is covering the majority of the costs of this trial, our ongoing expenses related to this trial are primarily related to manufacturing sufficient quantities of OXi4503.

In December 2012, the investigators at the University of Florida presented compelling data from this Phase 1 study at the 2012 annual meeting of the American Society of Hematology (ASH) in Atlanta, Georgia, indicating that OXi4503 was active, generating responses in patients, and had a manageable safety profile. More specifically, results from five initial patients with refractory AML enrolled between May 2011 and August 2012 revealed an increase in plasma LDH and uric acid levels by at least two-fold within hours after OXi4503 infusions, suggesting leukemia cell destruction. Adverse events attributable to OXi4503 infusion included bone pain, fever, anemia and thrombocytopenia, as well as hypertension, the latter of which was readily manageable.

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of August 2, 2013, 11 patients have been enrolled into this study, and a maximum tolerated dose has not been observed.

Financial Resources

Since the fall of 2011, we have focused our capital resources on our most promising early-stage clinical programs with the goal of reducing our cash utilization. Accordingly, our resources have been focused primarily on supporting our ovarian Phase 2 clinical trial which is being conducted by the GOG, our Phase 1 clinical trial in acute myeloid leukemia, or AML, being conducted by the University of Florida, our distribution agreement with Azanta, preclinical programs and the manufacture of clinical supply of our product candidates to support our programs. We have also spent resources completing our ATC trial (the FACT trial) and designing a Phase 3 registrational study in anaplastic thyroid cancer, or ATC (the FACT 2 trial), and while we were successful in receiving a special protocol assessment, or SPA, with the FDA for the FACT 2 trial in 2012, we have subsequently determined that this trial is not financially feasible at this time with our limited financial resources. We are now focusing our efforts in this area on pursuing the commercialization of ZYBRESTAT in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances.

We are committed to a disciplined fiscal strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing. Our research and development team members typically work on a number of research and development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions are generally contracted out to third-party, specialty organizations.

We have experienced net losses every year since our inception and, as of June 30, 2013, had an accumulated deficit of approximately $228,966,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to commercialize ZYBRESTAT for the treatment of ATC in Europe, including the cost of manufacturing registrational lots, continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of June 30, 2013, we had approximately $7,752,000 in cash and restricted cash.

Currently, we have two potential vehicles for raising capital, and we recently completed a financing in April 2013, as described in detail in Note 2 to the Condensed Financial Statements for the quarter ended June 30, 2013 and under the heading Liquidity and Capital Resources below. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Subject to this restriction, as of July 31, 2013 the total dollar amount of common stock that we could sell under the ATM Agreement during the next twelve months is approximately $264,000 under our current registration statement. We may be able to sell more shares under this agreement over the next twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement, the LPC Purchase Agreement. The price of our common stock as of August 8, 2013 was $2.74 and therefore the facility is not available to us at this time.

Based on our limited ongoing programs and operations we expect our existing cash to support our operations through the middle of the second quarter of 2014. However, while this level of cash utilization does not allow us to initiate any significant projects, including clinical trials, to further the development of our most advanced product candidates, it allows for initial drug manufacturing activities that we may undertake in connection with the planned filing of a European Marketing Authorization application for ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenue

We did not recognize any revenue in the three month periods ended June 30, 2013 or June 30, 2012. We recognized approximately $0 and $114,000 in product revenue for the six month periods ended June 30, 2013 and June 30, 2012, respectively. Product revenue in 2012 represents amounts recognized under our distribution agreement with Azanta which we entered into in December 2011. We recognized product revenues in the six month period ended June 30, 2012, after delivery of ZYBRESTAT for compassionate use to Azanta and the 30 day inspection period had expired at which point the drug was deemed accepted. As of July 31, 2013, we expect to recognize revenue of approximately $95,000 in the second half of 2013 based on orders of ZYBRESTAT placed by Azanta, to date. We do not anticipate any additional orders by or revenues from Azanta in 2013, although there can be no assurance of this at this time.

ZYBRESTAT is expensed in the period in which it is manufactured because it is in the development stage and does not have an alternative future use. As a result, the product provided to Azanta had a zero cost basis, and therefore there is no cost-of-goods sold.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three months ended		Change		Six months ended		Change
	June 30,		2013 versus 2012		June 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
External services	$242	$513	$(271)	-53%	$601	$780	$(179)	-23%
Employee compensation and related	211	341	(130)	-38%	488	599	(111)	-19%
Employee Stock-based compensation	12	30	(18)	-60%	49	46	3	7%
Other	138	196	(58)	-30%	211	309	(98)	-32%

Total research and development	$603	$1,080	$(477)	-44%	$1,349	$1,734	$(385)	-22%

The decrease in external services expense for the three and six month periods ended June 30, 2013 compared to the same three and six month periods in 2012 is primarily attributable to reductions in costs associated with our previous clinical programs that have been completed or placed on hold, including those we conducted in anaplastic thyroid cancer. The decrease was also attributable to costs associated with manufacturing our drug product for research and clinical trials, which is expensed as manufactured, and can be impacted by the timing of when we need drug product for these activities. The decrease in external services expense was in part off-set by costs associated with our ovarian Phase 2 clinical trial which is being conducted by the GOG, under the sponsorship of CTEP. While CTEP bears most of the cost of the trial, we pay for some costs related to this trial.

The decrease in employee compensation and related expenses for the three and six month periods ended June 30, 2013 compared to the same three and six month periods in 2012 was due to a reduction of clinical employees and related costs in the 2013 period due to delays in initiating new clinical trials. The decrease in the six month period ended June 30, 2013 was offset in part by an increase in employee compensation and related expenses in the first quarter of 2013 as compared to the first quarter of 2012 due to the transition of employees during the first quarter of 2012 in which some positions were vacant.

Employee stock-based compensation expense decreased for the three month period ended June 30, 2013 compared to the same three month period in 2012 due to the decrease of clinical employees as discussed above and due to the timing and vesting of option grants. Employee stock-based compensation expense increased for the six month period ended June 30, 2013 compared to the same six month period in 2012 due to the timing and vesting of stock option grants and was offset in part by the decrease in the three month period ended June 30, 2013 due to the decrease of clinical employees.

The decrease in other expenses for the three and six month periods ended June 30, 2013 compared to the same period in 2012 is due primarily to the reduction in the allocation of facilities expense due to the closure of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2012 fiscal year or the first six months of 2013. We have begun initial drug manufacturing activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT in ATC and therefore research and development expenses are expected to increase in the remainder of 2013 compared to 2012. As of July, 31, 2013, we have issued purchase orders for expenditures related to drug manufacturing activities of approximately $2,000,000 to be incurred over the next 12 months, of which approximately $200,000 is committed under non-cancelable contracts.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three months ended		Change		Six months ended		Change
	June 30,		2013 versus 2012		June 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Employee compensation and related	$308	$351	$(43)	-12%	$632	$843	$(211)	-25%
Employee Stock-based compensation	89	88	1	1%	125	128	(3)	-2%
Consulting and professional services	476	516	(40)	-8%	1,065	1,079	(14)	-1%
Other	179	244	(65)	-27%	365	481	(116)	-24%

Total general and administrative	$1,052	$1,199	$(147)	-12%	$2,187	$2,531	$(344)	-14%

Employee compensation and related expenses decreased in the three month period ended June 30, 2013 as compared to the same period in 2012, due primarily to changes in personnel and contractors who were compensated at lower rates. Employee compensation and related expenses decreased in the six month period ended June 30, 2013 as compared to the same periods in 2012, due primarily to additional compensation in the first quarter of 2012 related to the consolidation of our Massachusetts administrative offices, including our finance employees, into our California headquarters. Employee compensation and related expenses are expected to increase in the second half of 2013 as compared to the same period in 2012, due to a bonus to an officer to compensate the officer for income taxes related to a restricted stock grant.

Employee stock-based compensation expense stayed relatively flat for the three and six month periods ended June 30, 2013 compared to the same three and six month periods in 2012. Employee stock based compensation expense is expected to increase in the second half of the year as compared to the same period in 2012, due to a grant of restricted stock to an officer having a value of $200,000.

Consulting and professional services decreased in the three and six month period ended June 30, 2013 as compared to the same period in 2012 due primarily to lower other consulting costs including those related to investor relations and marketing, in 2013 as compared to 2012.

The decrease in other expenses for the three and six month periods ended June 30, 2013 compared to the same period in 2012 is due primarily to the reduction in facilities expense due to the closing of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

In the three and six month periods ended June 30, 2012, we recorded an adjustment of ($2,000) and $11,000, respectively, to the restructuring charge which we initially recorded in the third quarter of 2011. The initial charge was a result of a restructuring plan announced on September 1, 2011, which included a reduction in work force, and was designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. The restructuring is now complete and therefore there is no adjustment in the comparable period in 2013 and the expenses in 2013 and 2012, excluding the adjustment to the restructuring charge, are reflective of the reductions in expense as a result of the restructuring. We continue to evaluate general and administrative expense and as a result, in the future they could vary significantly from those incurred in the 2012 fiscal year or the first six months of 2013.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the periods indicated, in thousands:

	Three months ended		Change		Six months ended		Change
	June 30,		2013 versus 2012		June 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Change in fair value of warrants	$—	$4	$(4)	-100%	$—	$5	$(5)	-100%
Investment income	1	3	(2)	-67%	2	8	(6)	-75%
Other income (expense), net	—	4	(4)	-100%	—	(8)	8	-100%

Total	$1	$11	$(10)	-91%	$2	$5	$(3)	-60%

The decreases in the change in fair value of warrants in the three and six month periods ended June 30, 2013 as compared to the three and six month periods ended June 30, 2012, primarily reflect the change in the estimated fair market value of our common stock warrants issued in connection with private placements of shares of our common stock. Investment income decreased in the three and six month periods ended June 30, 2013 as compared to the three and six month periods ended June 30, 2012 due to a decrease in cash balances. The decreases in other income (expense), net, in the three and six month periods ended June 30, 2013 and June 30, 2012, primarily reflect foreign exchange gains and losses which can vary depending on exchange rates agreements with foreign vendors and the timing of expenditures.

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2013, we had an accumulated deficit of approximately $228,966,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $7,752,000 at June 30, 2013.

The net cash used in operating activities was approximately $3,342,000 in the six months ended June 30, 2013 compared to $4,294,000 in the comparable period in 2012. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2013 period was also impacted by an increase in prepaid expenses, primarily insurance, and in both the 2013 and 2012 periods, the pay down of accounts payable and accrued liabilities.

Net cash provided by financing activities was approximately $6,128,000 for the six months ended June 30, 2013 compared to $1,224,000 in the comparable period in 2012. Net cash provided by financing activities for the six months ended June 30, 2013 is primarily attributable to the net proceeds from the sale of preferred stock in a private placement closed in April 2013 and to a lesser extent from the sale of common stock pursuant to the ATM Agreement, both of which are discussed below. Net cash provided by financing activities in the six months ended June 30, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement described below.

On April 16, 2013, we closed an offering in which we raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is not redeemable or contingently redeemable, does not have a dividend right, nor does it have any preferences over our common stock, including liquidation rights. Subject to certain ownership limitations, shares of Series A Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. Also included in the offering were warrants to purchase shares of our common stock, as follows:

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

The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of shares of Series A Preferred Stock or a Series A or Series B warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, we filed a registration statement on Form S-3 on April 4, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting costs associated with the offering, the net proceeds of this offering were $4,192,000. During the three months ended June 30, 2013, 364 shares of Series A Preferred Stock were converted into 100,276 shares of the Company’s common stock. During July 2013, 1,282 shares of Series A Preferred Stock were converted into 353,270 shares of the Company’s common stock.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of July 31, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under its current registration statement. The Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, we issued approximately 422,000 shares of common stock for proceeds of approximately $1,936,000, net of issuance costs, during the six months ended June 30, 2013. No shares were issued under this agreement during the six months ended June 30, 2012.

In November 2011, we entered into a purchase agreement, the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. With this restriction and because the price of our common stock as of August 8, 2013 was $2.74, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the 36-month term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, we issued 196,719 shares of common stock for proceeds of approximately $1,699,000, net of issuance costs, during the six months ended June 30, 2012, including 4,995 shares issued as a commitment fee. No shares were issued under this agreement during the six months ended June 30, 2013.

In December 2011, we established a distribution agreement with Azanta, which was expanded in August 2012, to provide access to ZYBRESTAT for the treatment of patients in certain specified territories with ATC on a compassionate use basis. Our Named Patient Program, is managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT to Azanta. Azanta serves as exclusive distributor for ZYBRESTAT in the specified territories for this purpose and provides ZYBRESTAT to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the six month period ended June 30, 2012 we received cash and recognized $114,000 of product revenue under this agreement. No revenue was recognized or any cash received under this agreement during the six month period ended June 30, 2013. As of July 31, 2013, we expect to recognize revenue of approximately $95,000 in the second half of 2013 based on orders of ZYBRESTAT placed by Azanta, to date. We do not anticipate any additional orders by or revenues from Azanta in 2013, although there can be no assurance of this at this time.

Based on our limited ongoing programs and operations, we expect our existing cash to support our operations through the middle of the second quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, it does include provisions for initial drug manufacturing activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT in ATC. Any significant further development of ZYBRESTAT or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2013 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of OXiGENE, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2013).

10.1	OXiGENE 2005 Stock Plan (as amended July 16, 2013) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-190409).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: August 12, 2013	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer