Form 10-Q/A
period 2013-06-30
OXIGENE INC
filed 2013-10-18
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the six-months ended June 30, 2013 originally filed with the Securities and Exchange Commission (“SEC”) on August 12, 2013 (the “Original Filing”) to restate our financial statements for the three and six months ended June 30, 2013 to record a non-cash deemed dividend of approximately $2.48 million related to a beneficial conversion feature present in the Company’s Series A Preferred Stock, par value $.01 per share, which was issued in April 2013, and to update the related disclosures in the Original Filing.

Description of the Restatement

The effect of the non-cash deemed dividend is to increase our net loss attributable to common stock by approximately $2.48 million and to increase the basic and diluted net loss per share attributable to common stock for the three and six months ended June 30, 2013 by $1.12 and $1.19 per share, respectively. Additionally, the effect on the balance sheet at June 30, 2013 was to increase both additional paid-in capital and the accumulated deficit by approximately $2.48 million. The adjustments did not have an effect on our previously reported net loss, comprehensive loss, assets or liabilities on the balance sheet or the statement of cash flows.

Items Amended in This Filing

This Amended Filing amends and restates the following items of our Original Filing for the six-months ended June 30, 2013:

•	Part I – Item 1. Financial Statements (Unaudited), including Note 1, Summary of Significant Accounting Policies-Restatement of Previously Issued Condensed Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 1A. Risk Factors

•	Part II – Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
	Restated (Note 1)
ASSETS
Current assets:
Cash	$7,732	$4,946
Restricted cash	20	20
Prepaid expenses	370	135
Other current assets	33	142

Total current assets	8,155	5,243
Furniture and fixtures, equipment and leasehold improvements	365	370
Accumulated depreciation	(357)	(357)

	8	13

License agreements, net of accumulated amortization of $1,358 and $1,309 at June 30, 2013 and December 31, 2012, respectively	142	191

Total assets	$8,305	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430	$416
Accrued research and development	30	181
Accrued other	431	304

Total current liabilities	891	901

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 5 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value, 100,000 shares authorized; 2,274 and 1,746 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23	17
Additional paid-in capital	238,838	229,961
Accumulated deficit	(231,447)	(225,432)

Total stockholders’ equity	7,414	4,546

Total liabilities and stockholders’ equity	$8,305	$5,447

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	Restated (Note 1)		Restated (Note 1)
Product revenues	$—	$—	$—	$114

Operating expenses:
Research and development	603	1,080	1,349	1,734
General and administrative	1,052	1,199	2,187	2,531
Restructuring	—	(2)	—	11

Total operating expenses	1,655	2,277	3,536	4,276

Loss from operations	(1,655)	(2,277)	(3,536)	(4,162)

Change in fair value of warrants	—	4	—	5
Investment income	1	3	2	8
Other (expense) income, net	—	4	—	(8)

Net loss	$(1,654)	$(2,266)	$(3,534)	$(4,157)

Non-cash deemed dividend to preferred stock	(2,481)	—	(2,481)	—

Net loss attributable to common stock	$(4,135)	$(2,266)	$(6,015)	$(4,157)

Comprehensive loss	$(1,654)	$(2,266)	$(3,534)	$(4,157)

Basic and diluted net loss per share attributable to common stock	$(1.86)	$(1.65)	$(2.89)	$(3.10)
Weighted-average number of common shares outstanding	2,227	1,374	2,082	1,342

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

Restatement of Previously Issued Condensed Financial Statements

The Company has restated its financial statements for the three and six months ended June 30, 2013, due to the recognition of a non-cash deemed dividend of approximately $2.48 million related to a beneficial conversion feature present in the Company’s Series A Preferred Stock which was issued in April 2013. See Note 2. The adjustments did not have an effect on the Company’s previously reported net loss, comprehensive loss, assets or liabilities on the balance sheet or the statement of cash flows.

A summary of the impact of the restatement on the Condensed Statement of Comprehensive Loss and Condensed Balance Sheets are as follows:

Restatement effect on the Statement of Comprehensive Loss	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(1,654)	$(2,266)	$(3,534)	$(4,157)
Non-cash deemed dividend to preferred stock (restated)	(2,481)	—	(2,481)	—

Net loss attributable to common stock (restated)	$(4,135)	$(2,266)	$(6,015)	$(4,157)

Basic and diluted net loss per common share as previously reported	$(0.74)	$(1.65)	$(1.70)	$(3.10)
Difference in Basic and diluted net loss per common share as previously reported and restated	$(1.12)	$(0.00)	$(1.19)	$(0.00)

Basic and diluted net loss per share attributable to common stock (restated)	$(1.86)	$(1.65)	$(2.89)	$(3.10)

Weighted-average number of common shares outstanding	2,227	1,374	2,082	1,342

Restatement effect on the Balance Sheets	June 30, 2013
Stockholders’ equity
Additional paid-in capital as previously reported	$236,357
Restatement adjustment due to non-cash deemed dividend	2,481

Additional paid-in capital restated	$238,838

Accumulated deficit as previously reported	$(228,966)
Restatement adjustment due to non-cash deemed dividend	(2,481)

Accumulated deficit restated	$(231,447)

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

The Company has experienced net losses every year since inception and, as of June 30, 2013 had an accumulated deficit of approximately $231,447,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development and manufacturing expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of June 30, 2013, the Company had approximately $7,752,000 in cash and restricted cash.

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

2.	Stockholders’ Equity—Common and Preferred Shares

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

The Series A Preferred Stock issued in the offering had a beneficial conversion feature and, as a result, the Company recognized approximately $2.48 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, the Company estimated the relative fair value of the Series A Preferred Stock, the Series A Warrants and the Series B Warrants issued in order to determine the amount of the beneficial conversion feature present in the Series A Preferred Stock. The Series A Preferred Stock was valued using Level 2 inputs by using the market value of the Company’s common stock into which the Series A Preferred Stock is convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions
	Private Placement Series A Warrants	Private Placement Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

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

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2013 and December 31, 2012:

			Number of Warrants outstanding as of:
			(In thousands)
Warrants Issued in Connection with:	Date of Issuance	Exercise Price	June 30, 2013	December 31, 2012
Committed Equity Financing Facility	02/19/08	$657.60	1	1
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	—
Private Placement Series B Warrants	04/16/13	$3.40	1,377	—

Total Warrants Outstanding			2,850	13

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

Basic and diluted net loss per common share was calculated by dividing the net loss attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,636 shares of preferred stock convertible into 1,277,136 shares of common stock, 178,000 stock options and 2,933,000 warrants at June 30, 2013 and 102,000 stock options and 13,000 warrants at June 30, 2012, were excluded from the calculation of weighted average shares for diluted net loss per share.

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

We have experienced net losses every year since our inception and, as of June 30, 2013, had an accumulated deficit of approximately $231,447,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to commercialize ZYBRESTAT for the treatment of ATC in Europe, including the cost of manufacturing registrational lots, continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of June 30, 2013, we had approximately $7,752,000 in cash and restricted cash.

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

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of June 30, 2013, we had an accumulated deficit of approximately $231,447,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $7,752,000 at June 30, 2013.

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

The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of shares of Series A Preferred Stock or a Series A or Series B warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, we filed a registration statement on Form S-3 on April 4, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting costs associated with the offering, the net proceeds of this offering were $4,192,000. During the three months ended June 30, 2013, 364 shares of Series A Preferred Stock were converted into 100,276 shares of the Company’s common stock. During July 2013, 1,282 shares of Series A Preferred Stock were converted into 353,270 shares of the Company’s common stock. The Series A Preferred Stock contained a beneficial conversion feature and, as a result, we recognized approximately $2.48 million as a non-cash deemed dividend.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2013, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with our restatement of the results of operations for the quarter ended June 30, 2013, we identified deficiencies in the design and operation of controls related to the financial statement close process. Management determined that the Company did not maintain effective controls over the process for evaluating the accounting impact of complex non-routine financing transactions. Specifically, the Company did not perform a sufficient analysis to determine whether or not the Series A Preferred Stock had a beneficial conversion feature that required measurement and recognition.

We have determined that this deficiency constituted a “material weakness” in our internal control over financial reporting. We have discussed these matters with our independent registered public accounting firm and our audit committee. Further, with the oversight of management and our audit committee, we have initiated the following steps to address and remediate the material weakness:

•	For the three and six months ended June 30, 2013, we restated our financial statements to correct the error related to the material weakness.

•	In the third quarter of 2013, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions.

Changes in Internal Control.

Except as described above, there were no other changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, except as follows:

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, during the third quarter of 2013, our management determined that we had a material weakness related to the operation of our controls over financial reporting primarily associated with a complex non-routine financing transaction in the second quarter of 2013. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that this or another material weaknesses will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of OXiGENE, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2013).

10.1	OXiGENE 2005 Stock Plan (as amended July 16, 2013) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-190409).

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: October 18, 2013	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: October 18, 2013	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer