Form 10-Q
period 2013-09-30
OXIGENE INC
filed 2013-11-13
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 6, 2013, there were 3,134,092 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “could,” “contemplate,” “potential,” “continue,” “may,” “will,” and other words and terms of similar meaning. These include statements, among others, relating to the sufficiency of our financial resources, our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our products under development, our intellectual property position, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations in the near term; the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the process of commercializing ZYBRESTAT® for the treatment of anaplastic thyroid cancer; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$8,777	$4,946
Restricted cash	20	20
Prepaid expenses	172	135
Other current assets	129	142

Total current assets	9,098	5,243
Furniture and fixtures, equipment and leasehold improvements	365	370
Accumulated depreciation	(360)	(357)

	5	13
License agreements, net of accumulated amortization of $1,382 and $1,309 at September 30, 2013 and December 31, 2012, respectively	118	191

Total assets	$9,221	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$733	$416
Accrued research and development	202	181
Accrued other	580	304

Total current liabilities	1,515	901
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; 6 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value, 70,000 shares authorized; 2,999 and 1,746 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	30	17
Additional paid-in capital	244,087	229,961
Accumulated deficit	(236,411)	(225,432)

Total stockholders’ equity	7,706	4,546

Total liabilities and stockholders’ equity	$9,221	$5,447

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Product revenues	$95	$—	$95	$114
Operating expenses:
Research and development	1,165	1,015	2,514	2,749
General and administrative	1,577	1,220	3,764	3,751
Restructuring	—	4	—	15

Total operating expenses	2,742	2,239	6,278	6,515

Loss from operations	(2,647)	(2,239)	(6,183)	(6,401)
Change in fair value of warrants	—	—	—	5
Investment income	1	2	3	10
Other (expense) income, net	—	(10)	—	(18)

Net loss	$(2,646)	$(2,247)	$(6,180)	$(6,404)
Non-cash deemed dividend to preferred stock	(2,318)	—	(4,799)	—

Net loss attributable to common stock	$(4,964)	$(2,247)	$(10,979)	$(6,404)

Comprehensive loss	$(2,646)	$(2,247)	$(6,180)	$(6,404)

Basic and diluted net loss per share attributable to common stock	$(1.88)	$(1.56)	$(4.84)	$(4.56)
Weighted-average number of common shares outstanding	2,640	1,485	2,268	1,390

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Operating activities:
Net loss	$(6,180)	$(6,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(5)
Depreciation	8	12
Amortization of license agreement	73	74
Stock-based compensation	638	429
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	434
Accounts payable and accrued expenses	614	(1,003)

Net cash used in operating activities	(4,871)	(6,463)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	6,334	—
Proceeds from issuance of common stock, net of issuance costs	1,936	2,794
Proceeds from exercise of Series B warrants into common stock, net of issuance costs	432	—

Net cash provided by financing activities	8,702	2,794

Increase (decrease) in cash and cash equivalents	3,831	(3,669)
Cash at beginning of period	4,946	9,972

Cash at end of period	$8,777	$6,303

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$2,198	$—
Non-cash deemed dividend to preferred stock	$4,799	$—

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

September 30, 2013

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has experienced net losses every year since inception and, as of September 30, 2013 had an accumulated deficit of approximately $236,411,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of its continuing clinical trials and anticipated research and development and manufacturing expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a significantly lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of September 30, 2013, the Company had approximately $8,797,000 in cash and restricted cash.

Based on the Company’s limited ongoing programs and operations, the Company expects its existing cash to support its operations through the third quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of the Company’s most advanced product candidates, it does include provisions for initial drug manufacturing activities that the Company has undertaken in connection with the planned filing of a European Marketing Authorization application for ZYBRESTAT® in anaplastic thyroid cancer, or ATC. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to the Company’s existing financing arrangements (as described in detail in Note 2 below).

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

Revenue Recognition

In December 2011, the Company established a distribution agreement to provide access to ZYBRESTAT® for the treatment of patients with ATC in certain specified territories on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT® by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify the Company of any defective products within the 30-day period it will be deemed to have accepted the products. Revenue is recognized based on products accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of ZYBRESTAT® in the preceding quarter, less the cost of introductory drug provided at no cost. This revenue will be recognized upon notification from the distributor of the gross margin earned. ZYBRESTAT® was expensed at the time it was manufactured, because it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods-sold has been recorded.

2. Stockholders’ Equity — Common and Preferred Shares

Private Placements of Preferred Shares and Warrants

April Private Placement

On April 16, 2013, the Company closed on an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a preferential dividend right, nor did it have any preferences over the common stock, including liquidation rights.

During the nine months ended September 30, 2013, the investor in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of the Company’s common stock.

On September 23, 2013, the Company agreed to redeem the 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000. See below under September Private Placement.

Also included in the April 16, 2013 offering were warrants to purchase common stock, as follows:

(A) Series A Warrants to purchase 1,377,412 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40; and

(B) Series B Warrants to purchase 1,377,412 shares of the Company’s common stock, which are exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

At the closing on April 16, 2013, the Company also issued to its placement agent and related persons Series A Warrants to purchase 82,645 shares of the Company’s common stock.

The warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

During the nine months ended September 30, 2013, the investor in the private placement exercised 135,390 Series B Warrants into 135,390 shares of the Company’s common stock for proceeds of $460,326. In October 2013, the investor in the private placement exercised 135,000 Series B Warrants into 135,000 shares of the Company’s common stock for proceeds of $459,000.

The Series A Preferred Stock issued in the offering had a beneficial conversion feature and, as a result, the Company recognized approximately $2.48 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, the Company estimated the relative fair value of the Series A Preferred Stock, the Series A Warrants and the Series B Warrants issued in order to determine the amount of the beneficial conversion feature present in the Series A Preferred Stock. The Series A Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series A Preferred Stock is convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	Private Placement Series A Warrants	Private Placement Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

September Private Placement

On September 23, 2013, the Company closed on an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,800,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of the Company’s Series B Preferred Stock. The Series B Preferred Stock is not redeemable or contingently redeemable, does not have a preferential dividend right, nor does it have any preferences over the common stock, including liquidation rights. Subject to certain ownership limitations, shares of Series B Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,452,431 shares of the Company’s common stock. Also included in the offering were warrants to purchase 2,452,431 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

At the closing, the Company also issued to its placement agent and related persons warrants to purchase 147,145 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

The Series B Preferred Stock and warrants contain limitations that prevent the holders of the preferred stock and warrants from acquiring shares upon conversion of preferred stock or exercise of warrants that would result in the number of shares beneficially owned by a holder and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Company used the proceeds of this offering in part to redeem the outstanding shares of Series A Preferred Stock issued in April 2013. On September 23, 2013, the Company agreed to redeem the remaining outstanding balance of the Series A Preferred Stock of 2,802 shares for $2,802,000.

As a result of the redemption, the excess of the fair value of the consideration transferred to the holders of the Series B Preferred Stock over the carrying amount of the Series A Preferred Stock in the Company’s balance sheet (net of issuance costs) was treated as a non-cash deemed dividend to the shareholders of the Series B Preferred Stock. The Company recognized approximately $2.31 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, the Company first calculated the amount of the consideration transferred to the holders of the Series B Preferred Stock which included the cash used to redeem the Series A Preferred Stock, and the estimated value of the Series B Preferred Stock and warrants. The Series B Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series B Preferred Stock is convertible. The warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	Private Placement Warrants
Risk-free interest rate	0.24%
Expected life (years)	1.9
Expected volatility	79%
Dividend yield	0.00%

In October 2013, the investor converted 135,000 shares of Series B Preferred Stock into 135,000 shares of the Company’s common stock.

Common Stock

At the 2013 Annual Meeting of Stockholders in July 2013, the stockholders approved a decrease in the Company’s authorized common stock from 100,000,000 to 70,000,000.

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of October 31, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under the current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued 422,206 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the nine months ended September 30, 2013. Additionally, the Company issued 152,020 shares of common stock for proceeds of approximately $1,146,000 net of issuance costs under this agreement, during the nine months ended September 30, 2012.

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

In connection with the LPC Purchase Agreement, the Company issued 227,539 shares of common stock for proceeds of approximately $2,123,000, net of issuance costs, during the nine months ended September 30, 2012, including 5,495 shares issued as a commitment fee. No shares were issued under this agreement during the nine months ended September 30, 2013.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2013 and December 31, 2012:

Warrants Issued in Connection with:	Date of Issuance	Exercise Price	Number of Warrants outstanding as of: (In thousands)
			September 30, 2013	December 31, 2012
Committed Equity Financing Facility	02/19/08	$657.60	—	1
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	—
Private Placement Series B Warrants	04/16/13	$3.40	1,242	—
Private Placement Warrants	09/23/13	$2.24	2,452	—
Private Placement Warrants	09/23/13	$2.80	147	—

Total Warrants Outstanding			5,313	13

The Direct Registration Series I warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both September 30, 2013 and December 31, 2012. These warrants have a five-year term.

The Private Placement Series A Warrants include warrants to purchase 1,377,412 shares of the Company’s common stock and warrants issued to the Company’s placement agent and related persons to purchase 82,645 shares of the Company’s common stock. The Series A Warrants became exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40.

The Private Placement Series B Warrants to purchase 1,242,022 shares of the Company’s common stock became exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

The Private Placement Warrants issued to purchase 2,452,431 shares of the Company’s common stock became exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

The Private Placement Warrants issued to purchase 147,145 shares of the Company’s common stock became exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

Options and restricted stock

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2012	143	$19.73	8.64	$—
Granted	107	$3.90		$—
Forfeited and expired	(45)	$16.48		$—

Options outstanding at September 30, 2013	205	$12.19	7.38	$—

Options exercisable at September 30, 2013	119	$15.18	6.17	$—
Options vested or expected to vest at September 30, 2013	169	$13.09	7.03	$—

As of September 30, 2013 there was approximately $116,988 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.57 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2013:

Weighted Average Assumptions
Risk-free interest rate	0.95%
Expected life (years)	4
Expected volatility	100%
Dividend yield	0.00%

The Company recorded an expense of $199,913 during the three-month period ended September 30, 2013, related to the grant of a restricted stock award of 72,993 shares to an officer from the Company’s 2005 Stock Plan. The restricted stock award was valued based on the closing price of the Company’s common stock on the grant date and the shares were fully vested upon grant.

3. Net Loss Per Share

Basic and diluted net loss per common share was calculated by dividing the net loss attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of 5,800 shares of preferred stock convertible into 2,452,431 shares of common stock, 205,000 stock options and 5,313,000 warrants at September 30, 2013 and 150,000 stock options and 13,000 warrants at September 30, 2012, were excluded from the calculation of weighted average shares for diluted net loss per share.

4. Commitments and Contingencies

Facility Lease

The Company has amended its current facility lease to extend the term to June 30, 2014 and adjust the base monthly rent from July 1, 2013 to June 30, 2014 to $16,616.25. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2013 and September 30, 2012 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in our Annual Report on Form 10-K for the year ended December 31, 2012, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company primarily focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. We are pursuing what we believe to be a cost-efficient, risk-mitigated development strategy. In the United States, we are pursuing collaborations with established pharmaceutical companies with products whose efficacy we believe can be enhanced by the addition of our lead product candidate, ZYBRESTAT®, and with non-profit research organizations such as the Gynecologic Oncology Group, or GOG, an organization dedicated to clinical research in the field of gynecologic cancer, for the treatment of advanced ovarian cancer. In the European Union, we are primarily focused on pursuing registration for ZYBRESTAT® for anaplastic thyroid cancer (ATC), a rare and highly aggressive cancer for which we have been granted orphan drug designation, through the European Union’s “exceptional circumstances” marketing authorization process. To date, we have observed ZYBRESTAT® to be well tolerated in over 400 patients and to have activity in a variety of indications including ovarian cancer and ATC.

ZYBRESTAT® Development Program

Our lead compound, ZYBRESTAT®, is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

Ovarian cancer is a relatively rare form of cancer affecting approximately 22,000 women in the U.S. each year that begins in the ovaries and often spreads to the rest of the pelvis and abdomen prior to detection, resulting in a relatively poor prognosis. In fact, more than 60% of women diagnosed with ovarian cancer are in stage III or IV, making it difficult to treat and often fatal, with a five-year survival rate of 47%—a rate which is largely unchanged since the 1990s. There are relatively few cancer therapies that have been approved for the treatment of ovarian cancer, including carboplatin and cisplatin, doxorubicin, and Taxol® (paclitaxel). Due to the unmet need in the treatment of ovarian cancer and the small size of the indication, we have been granted an orphan drug designation in both the U.S. and Europe for the use of ZYBRESTAT® in the treatment of ovarian cancer.

We are pursuing multiple routes to approval in ovarian cancer, as follows:

ZYBRESTAT® in combination with AVASTIN® (bevacizumab)

Genentech / Roche’s AVASTIN® (bevacizumab) is an anti-vascular endothelial growth factor (VEGF) monoclonal antibody that is currently FDA-approved for the treatment of a variety of solid tumor indications, but not including ovarian cancer. We believe that using ZYBRESTAT® in combination with AVASTIN® (bevacizumab) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

Currently, a randomized, two-arm Phase 2 trial comparing AVASTIN® (bevacizumab) alone with AVASTIN® (bevacizumab) plus ZYBRESTAT® in patients with relapsed ovarian cancer is ongoing. The trial is being conducted by the GOG under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI. The primary endpoint of the trial is progression-free survival (PFS), and secondary endpoints include safety, overall survival (OS) and objective responses by treatment. The study has met its enrollment goal with 107 patients at 67 clinical sites in the United States participating in the study. Patients in both arms will be treated until disease progression or adverse effects prohibit further therapy.

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

Importantly, this trial, also known as GOG0186I, is being supported by a variety of collaborators including Genentech / Roche, which manufactures and markets AVASTIN® (bevacizumab), as well as the GOG, and its sponsor, the Cancer Therapy Evaluation Program (CTEP) of the NCI. As CTEP is bearing the majority of the clinical trial costs, our ongoing expenses related to this trial are primarily related to manufacturing sufficient quantities of ZYBRESTAT®.

With additional funding, we plan to conduct two additional clinical studies in advanced ovarian cancer that we believe would further demonstrate ZYBRESTAT®’s potential as a leading cancer therapy, as follows:

ZYBRESTAT® in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently FDA-approved for renal cell carcinoma (RCC) and soft tissue sarcoma (STS), and with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using ZYBRESTAT® in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

We intend to collaborate with a non-profit in the design of a randomized, two-arm Phase 2 trial of approximately 120 patients in the United States, European Union or Eastern Europe comparing VOTRIENT® (pazopanib) with VOTRIENT® (pazopanib) plus ZYBRESTAT® in patients with relapsed ovarian cancer. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate.

As in our combination therapy trial with AVASTIN® (bevacizumab), we believe that there are potential collaborators that may help offset costs associated with this trial, including a non-profit cancer research organization and, potentially, GlaxoSmithKline.

ZYBRESTAT® in combination with TAXOL® (paclitaxel)

TAXOL® (paclitaxel) is a chemotherapy agent used to treat patients with a variety of solid tumors, including lung, ovarian, breast, head and neck cancers. We believe that using ZYBRESTAT® in combination with TAXOL® (paclitaxel) may demonstrate how combination therapy with ZYBRESTAT® could improve standard of care and improve patient outcomes in certain patients with advanced ovarian cancer.

We are planning to conduct a randomized, two-arm Phase 2 trial of approximately 120 patients in the United States, European Union or Eastern Europe comparing weekly dosing of TAXOL® (paclitaxel) with weekly TAXOL® (paclitaxel) plus ZYBRESTAT® in patients with relapsed ovarian cancer. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate.

As in our combination therapy trial with AVASTIN® (bevacizumab), we believe that there are potential collaborators that may help offset costs associated with trial, including one or more non-profit cancer research organizations.

Anaplastic Thyroid Cancer, or ATC

Anaplastic thyroid cancer (ATC) is a rare, but particularly aggressive form of thyroid cancer that is resistant to mainstream cancer therapies and that has a particularly grim prognosis, with a median survival from diagnosis of three to four months and a one-year survival rate of less than 10%. Due to an unmet need in the treatment of ATC and the small size of the indication, we have been granted an orphan drug designation by both the FDA and European Medicines Agency (EMA) for the use of ZYBRESTAT® in the treatment of ATC.

While the FDA has asked that we conduct one or more large pivotal trials to obtain regulatory approval for ZYBRESTAT® in ATC in the United States, which we believe would be prohibitively expensive for such a rare indication, the European Union has alternative pathways for potential approval of drugs that are designed to treat life-threatening, extremely rare, orphan diseases such as ATC. These include the possibility of a special marketing approval under “exceptional circumstances”, known as an MAA, in the case of therapies that address urgent, unmet medical needs. We received feedback from two reviewing countries in March 2013 and the Scientific Advice Working Party, or SAWP, of the EMA in July 2013, on our plan to submit an MAA for ZYBRESTAT® in ATC. We intend to address and incorporate this feedback into our MAA filing, and we believe that it is possible that we could obtain an MAA for the use of ZYBRESTAT® in the treatment of ATC with the existing clinical data that we have. Based on the latest guidance received from the SAWP, we currently anticipate a 2015 MAA filing and a possible subsequent 2016 authorization. If we are successful in obtaining an MAA for ZYBRESTAT® in the treatment of ATC, we believe that this could lead to similar authorizations in other countries such as Japan, South Korea, China, or Canada (but not in the United States).

Carcinoid Syndrome

Carcinoid syndrome refers to an array of symptoms, such as flushing, diarrhea and, less frequently, bronchoconstriction and heart failure, that occur secondary to carcinoid tumors in approximately 5% of patients. These symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, that are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogues helps to control the symptoms of carcinoid syndrome, patients who are or become refractory (unresponsive) to somatostatin have limited therapeutic options, and we believe that treatment with ZYBRESTAT® may improve outcomes for these patients. Approximately 14,000 people in the United States are diagnosed with carcinoid syndrome each year.

A preclinical study of ZYBRESTAT® in a transgenic mouse model of pancreatic neuroendocrine tumors (PNETs) was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, Boston, MA, in a poster session on October 20, 2013.

This placebo-controlled preclinical study was designed to evaluate the efficacy of systemic administration of ZYBRESTAT® for the treatment of functional insulinomas in a transgenic mouse model of PNETs. PNETs are highly vascularized tumors which originate in the pancreas. Functional PNETs make hormones that can cause a cascade of disease symptoms, resulting in significant morbidity for the patient. An insulinoma is a PNET that causes the over-secretion of the hormone insulin.

        The treatment group received ZYBRESTAT® three times per week for four weeks, and the control group received a placebo at the same schedule. After four weeks, tumor size, serum insulin levels and other efficacy parameters, including apoptosis (cell death), cell proliferation and effects on tumor vasculature, were assessed. Treatment with ZYBRESTAT® in this animal model resulted in a significant and sustained decrease in circulating insulin over four weeks following a single dose of ZYBRESTAT® and was accompanied by a significantly reduced tumor size in the treated group compared to the placebo treated group. Treatment with ZYBRESTAT® was shown to be well tolerated, with no obvious toxicity and was shown to disrupt tumor vasculature, induce apoptosis (cell death) and inhibit tumor cell proliferation.

In June 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company that had previously been developing a competing VDA, for intellectual property covering the use of VDAs in treatment of symptoms related to carcinoid syndrome and other neuroendocrine tumors. We enhanced this intellectual property with data collected from various preclinical studies of ZYBRESTAT®, some of which are ongoing. In light of the positive preclinical results and assuming sufficient financial resources, we are considering launching a Phase 2 clinical program in neuroendocrine tumors with elevated biomarkers, although we view ovarian cancer as a more immediate priority.

Ophthalmic Indications

In addition to developing ZYBRESTAT® as an intravenously administered therapy for a number of solid tumor indications, we believe that ZYBRESTAT® may also be useful as a therapy for a variety of ophthalmological diseases and conditions such as wet age-related macular degeneration (AMD) and diabetic retinopathy that are characterized by abnormal blood vessel growth within the eye that result in loss of vision, many of which are currently treated with anti-vascular endothelial growth factor (VEGF) therapies. While this program is not an immediate priority, we are actively seeking one or more potential development and commercialization partners with expertise in ophthalmology that would allow us to leverage our existing assets and move forward.

OXi4503 Development Program

In addition to pursuing development of ZYBRESTAT®, we are also pursuing the development of a second product candidate, OXi4503, a novel second-generation, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms an antiproliferative metabolite.

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to ZYBRESTAT®, OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, both as a single agent and in combination with other cancer therapies.

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

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of November 6, 2013, 13 patients have been enrolled into this study, and a maximum tolerated dose has not been observed.

Financial Resources

        Since the fall of 2011, we have focused our capital resources on our most promising early-stage clinical programs with the goal of reducing our cash utilization. Accordingly, our resources have been focused primarily on supporting our ovarian Phase 2 clinical trial which is being conducted by the GOG, our Phase 1 clinical trial in AML being conducted by the University of Florida, our distribution agreement with Azanta, preclinical programs and the manufacture of clinical supply of our product candidates to support our programs. We have also spent resources completing our ATC trial (the FACT trial) and designing a Phase 3 registrational study in ATC (the FACT 2 trial), and while we were successful in receiving a special protocol assessment, or SPA, with the FDA for the FACT 2 trial in 2012, we have subsequently determined that this trial is not financially feasible at this time with our limited financial resources. We are now focusing our efforts in this area on pursuing the commercialization of ZYBRESTAT® in Europe for the treatment of ATC with a marketing authorization under exceptional or conditional circumstances.

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

We have experienced net losses every year since our inception and, as of September 30, 2013, had an accumulated deficit of approximately $236,411,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to commercialize ZYBRESTAT® for the treatment of ATC in Europe, including the cost of manufacturing registrational lots, continuing clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of September 30, 2013, we had approximately $8,797,000 in cash and restricted cash.

Currently, we have two potential vehicles for raising capital, and we recently completed financings in April 2013 and September 2013, as described in detail in Note 2 to the Condensed Financial Statements for the quarter ended September 30, 2013 and under the heading Liquidity and Capital Resources below. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Subject to this restriction, as of October 31, 2013 the total dollar amount of common stock that we could sell under the ATM Agreement during the next twelve months is approximately $264,000 under our current registration statement. We may be able to sell more shares under this agreement over the next twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement, the LPC Purchase Agreement. The price of our common stock as of November 6, 2013 was $3.58 and therefore the facility is not available to us at this time.

Based on our limited ongoing programs and operations we expect our existing cash to support our operations through the third quarter of 2014. However, while this level of cash utilization does not allow us to initiate any significant projects, including clinical trials, to further the development of our most advanced product candidates, it allows for initial drug manufacturing activities that we may undertake in connection with the planned filing of a European Marketing Authorization application for ZYBRESTAT® in ATC. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Results of Operations

Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenue

We recognized $95,000 in product revenues in the three month period ended September 30, 2013 and no revenue in the three month period ended September 30, 2012. We recognized $95,000 and $114,000 in product revenue for the nine month periods ended September 30, 2013 and September 30, 2012, respectively. Product revenue in 2013 and 2012 represents amounts recognized under our distribution agreement with Azanta which we entered into in December 2011. In both years, we recognized product revenues after delivery of ZYBRESTAT® for compassionate use to Azanta and the 30 day inspection period had expired at which point the drug was deemed accepted. We do not anticipate any additional orders by or revenues from Azanta in 2013, although there can be no assurance of this at this time.

ZYBRESTAT® is expensed in the period in which it is manufactured because it is in the development stage and does not have an alternative future use. As a result, the product provided to Azanta had a zero cost basis, and therefore there is no cost-of-goods-sold.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three months ended		Change		Nine months ended,		Change
	September 30,		2013 versus 2012		September 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
External services	$822	$453	$369	81%	$1,423	$1,232	$191	16%
Employee compensation and related	202	354	(152)	-43%	690	955	(265)	-28%
Employee Stock-based compensation	47	53	(6)	-11%	96	99	(3)	-3%
Other	94	155	(61)	-39%	305	463	(158)	-34%

Total research and development	$1,165	$1,015	$150	15%	$2,514	$2,749	$(235)	-9%

The increase in external services expense for the three and nine month periods ended September 30, 2013 compared to the same three and nine month periods in 2012 is primarily attributable to costs associated with manufacturing our drug product primarily for activities associated with the planned filing of a European Marketing Authorization Application for ZYBRESTAT® in ATC. Such drug is expensed as manufactured and the associated cost can be impacted by the timing of when we need drug product for research and clinical trials and supplying drug for the EMA filing. The increase in external services expense for the nine month period ended September 30, 2013 was also impacted in part by costs associated with our ovarian Phase 2 clinical trial of ZYBRESTAT® which is being conducted by the GOG under the sponsorship of CTEP. While CTEP bears most of the cost of the trial, we pay for some costs related to this trial. Since full enrollment occurred in May 2013, the amount that we bear for this trial has decreased and therefore in the three month period ended September 30, 2013 the increase in external services expense was in part off-set by reductions in costs associated with our ovarian Phase 2 clinical trial. The increase in external services for the nine month period ended September 30, 2013 was in part off-set by reductions in costs associated with our previous clinical programs that have been completed or placed on hold, including those we conducted in ATC.

The decrease in employee compensation and related expenses for the three and nine month periods ended September 30, 2013 compared to the same three and nine month periods in 2012 was due to a reduction of clinical employees and related costs in the 2013 period due to delays in initiating new clinical trials. The decrease in the nine month period ended September 30, 2013 was offset in part by an increase in employee compensation and related expenses in the first quarter of 2013 as compared to the first quarter of 2012 due to the transition of employees during the first quarter of 2012 in which some positions were vacant.

Employee stock-based compensation expense decreased for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 due to the decrease of clinical employees as discussed above and due to the timing and vesting of option grants.

        The decrease in other expenses for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 is due primarily to the reduction in the allocation of facilities expense due to the closure of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

We continue to evaluate next steps in the development of our clinical programs. As a result, research and development expenses in the future could vary significantly from those incurred in the 2012 fiscal year or the first nine months of 2013. We have begun initial drug manufacturing activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT® in ATC and therefore research and development expenses are expected to continue to increase in the remainder of 2013 compared to 2012. As of October 31, 2013, we have a balance of unapplied purchase orders for expenditures related to drug manufacturing activities of approximately $1,400,000, of which approximately $200,000 was estimated and accrued at September 30, 2013 for services performed, leaving approximately $1,200,000 to be incurred over the next 12 months, of which approximately $200,000 is committed under non-cancelable contracts.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three months ended		Change		Nine months ended,		Change
	September 30,		2013 versus 2012		September 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Employee compensation and related	$454	$311	$143	46%	$1,086	$1,154	$(68)	-6%
Employee Stock-based compensation	234	42	192	457%	359	171	188	110%
Consulting and professional services	696	672	24	4%	1,761	1,751	10	1%
Other	193	195	(2)	-1%	558	675	(117)	-17%

Total general and administrative	$1,577	$1,220	$357	29%	$3,764	$3,751	$13	0%

Employee compensation and related expenses increased in the three month period ended September 30, 2013 as compared to the same period in 2012, due primarily to a bonus paid to an officer to compensate the officer for income taxes related to a restricted stock grant. The increase in employee compensation and related expenses in the three month period ended September 30, 2013 was in part offset by changes in personnel and contractors who were compensated at lower rates and to additional compensation in the first quarter of 2012 related to the consolidation of our Massachusetts administrative offices, including our finance employees, into our California headquarters.

Employee compensation and related expenses decreased in the nine month period ended September 30, 2013 due to changes in personnel and contractors who were compensated at lower rates and to additional compensation in the first quarter of 2012 related to the consolidation of our Massachusetts administrative offices, including our finance employees, into our California headquarters. The decrease in employee compensation and related expenses in the nine month period ended September 30, 2013 was in part offset by an increase due to a bonus paid to an officer to compensate the officer for income taxes related to a restricted stock grant.

Employee stock-based compensation expense increased in the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012, due primarily to a grant of restricted stock to an officer having a value of $200,000.

Consulting and professional services slightly increased in the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 due primarily to legal costs associated with a filing of a Registration Statement on Form S-1, offset in part by lower other consulting costs, including those related to investor relations and marketing, in 2013 as compared to 2012.

The decrease in other expenses for the three and nine month periods ended September 30, 2013 compared to the same period in 2012 is due primarily to the reduction in facilities expense due to the closing of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

In the three and nine month periods ended September 30, 2012, we recorded an adjustment of $4,000 and $15,000, respectively, to the restructuring charge which we initially recorded in the third quarter of 2011. The initial charge was a result of a restructuring plan announced on September 1, 2011. The restructuring is now complete and therefore there is no adjustment in the comparable period in 2013.

Other Income and Expenses

The table below summarizes Other Income and Expense in our Condensed Statements of Comprehensive Loss for the periods indicated, in thousands:

	Three months ended		Change		Nine months ended		Change
	September 30,		2013 versus 2012		September 30,		2013 versus 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Change in fair value of warrants	$—	$—	$—	0%	$—	$5	$(5)	-100%
Investment income	1	2	(1)	-50%	3	10	(7)	-70%
Other income (expense), net	—	(10)	10	-100%	(1)	(18)	17	-94%

Total	$1	$(8)	$9	-113%	$2	$(3)	$5	-167%

The decreases in the change in fair value of warrants in the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012, primarily reflect the change in the estimated fair market value of our common stock warrants issued in connection with private placements of shares of our common stock. Investment income decreased in the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012 due to a decrease in cash balances. The decrease in other income (expense), net, in the nine month period ended September 30, 2013 and the nine months ended September 30, 2012, primarily reflect foreign exchange gains and losses which can vary depending on exchange rates agreements with foreign vendors and the timing of expenditures. There was no other income (expense), net, in the three months ended September 30, 2013.

Liquidity and Capital Resources

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in fiscal 2000. As of September 30, 2013, we had an accumulated deficit of approximately $236,411,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and restricted cash of approximately $8,797,000 at September 30, 2013.

The net cash used in operating activities was approximately $4,871,000 in the nine months ended September 30, 2013 compared to $6,463,000 in the comparable period in 2012. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2013 period was also impacted by an increase in accounts payable, primarily for expenses related to the manufacturing of ZYBRESTAT®. Net cash used in operating activities in the 2012 period was also impacted significantly by the pay down of accounts payable and accrued liabilities, as many of our clinical trial programs were winding down.

Net cash provided by financing activities was approximately $8,702,000 for the nine months ended September 30, 2013 compared to $2,794,000 in the comparable period in 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 is primarily attributable to the net proceeds from the sale of preferred stock and warrants in private placements closed in April and September 2013 and to a lesser extent from the sale of common stock pursuant to the ATM Agreement, as discussed below. Additionally, in the nine months ended September 30, 2013, we received proceeds from the exercise of our Series B warrants. Net cash provided by financing activities in the nine months ended September 30, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement described below.

On April 16, 2013, we closed an offering in which we raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over our common stock, including liquidation rights.

During the nine months ended September 30, 2013, the investor in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of our common stock.

On September 23, 2013, we agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000.

Also included in the April 2013 offering were warrants to purchase shares of our common stock, as follows:

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

The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of Series A Warrants or Series B Warrants can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant, or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, we filed a registration statement on Form S-3 with the SEC on April 4, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting costs associated with the offering, the net proceeds of this offering were approximately $4,192,000. The Series A Preferred Stock contained a beneficial conversion feature and, as a result, we recognized approximately $2.48 million as a non-cash deemed dividend.

On September 23, 2013, we closed on another offering pursuant to the terms of a private placement agreement, in which we raised $5,800,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of our Series B Preferred Stock. On September 23, 2013, we also agreed to redeem the remaining outstanding balance of the Series A Preferred Stock of 2,802 shares which had a redemption value of $2,802,000. Subject to certain ownership limitations, shares of Series B Preferred Stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,452,431 shares of our common stock. The Series B Preferred Stock is not redeemable or contingently redeemable, does not have a dividend right, nor does it have any preferences over the common stock, including liquidation rights.

Also included in the offering were warrants to purchase 2,452,431 shares of our common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

At the closing, we also issued to our placement agent and related persons warrants to purchase 147,145 shares of our common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

The Series B Preferred Stock and warrants contain limitations that prevent the holders of the preferred stock and warrants from acquiring shares upon conversion of preferred stock or exercise of warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of shares of Series B Preferred Stock or a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the private placement, we filed a registration statement on Form S-3 on October 2, 2013, which has not yet been declared effective by the SEC, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants. We used the proceeds of this offering in part to redeem the outstanding shares of Series A Preferred Stock issued in April 2013 (see above). As a result of the redemption, we recognized approximately $2.31 million as a non-cash deemed dividend. After deducting costs associated with the offering, deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,142,000.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of October 31, 2013 the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under its current registration statement. The Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, the Company issued 422,206 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the nine months ended September 30, 2013. Additionally, the Company issued 152,020 shares of common stock for proceeds of approximately $1,146,000 net of issuance costs, during the month ended September 30, 2012.

In November 2011, we entered into a purchase agreement, the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the SEC. With this restriction and because the price of our common stock as of November 6, 2013 was $3.58, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the 36-month term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, the Company issued 227,539 shares of common stock for proceeds of approximately $2,123,000, net of issuance costs, during the nine months ended September 30, 2012, including 5,495 shares issued as a commitment fee. No shares were issued under this agreement during the nine months ended September 30, 2013.

In December 2011, we established a distribution agreement with Azanta, which was expanded in August 2012, to provide access to ZYBRESTAT® for the treatment of patients in certain specified territories with ATC on a compassionate use basis. Our Named Patient Program, is managed by Azanta, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT® to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT® to Azanta. Azanta serves as exclusive distributor for ZYBRESTAT® in the specified territories for this purpose and provides ZYBRESTAT® to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT® may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and Azanta will cooperate on regulatory activities relating to ZYBRESTAT® for the treatment of ATC within the territory. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT® to Azanta under the terms of the agreement. We do not expect to receive significant income from Azanta under this arrangement. In the nine month periods ended September 30, 2013 and 2012, we recognized $95,000 and $114,000, respectively of product revenue under this agreement. As of October 31, 2013, we do not anticipate any additional orders by or revenues from Azanta in 2013, although there can be no assurance of this at this time.

Based on our limited ongoing programs and operations, we expect our existing cash to support our operations through the third quarter of 2014. However, while this level of cash utilization does not allow for the initiation of any significant projects, including clinical trials, to further the development of our most advanced product candidates, it does include provisions for initial drug manufacturing activities associated with the planned EMA filing for a European Marketing Authorization Application for ZYBRESTAT® in ATC. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT® and OXi4503; the costs of complying with FDA and other regulatory agency requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except as noted below, there have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Valuation of preferred stock and warrants

In April 2013, we issued Series A Preferred Stock and warrants in a private placement. The Series A Preferred Stock issued in the offering had a beneficial conversion feature and, as a result, we recognized approximately $2.48 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, we estimate the relative fair value of the Series A Preferred Stock, the Series A Warrants and the Series B Warrants issued in order to determine the amount of the beneficial conversion feature present in the Series A Preferred Stock. The Series A Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series A Preferred Stock was convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	Private Placement Series A Warrants	Private Placement Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

In September 2013, we issued Series B Preferred Stock and warrants and redeemed the remaining outstanding shares of Series A Preferred Stock issued in April 2013. As a result of the redemption, the fair value of the consideration transferred to the holders of the Series B Preferred Stock and the carrying amount of the Series A Preferred Stock was treated as a non-cash deemed dividend to the shareholders of the Series B Preferred Stock. We recognized approximately $2.31 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, we calculated the amount of the consideration transferred to the holders of the Series B Preferred Stock which included the estimated value of the Series B Preferred Stock and Warrants. The fair value of the Series B Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series B Preferred Stock is convertible. The fair values for the Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	Private Placement Warrants
Risk-free interest rate	0.24%
Expected life (years)	1.9
Expected volatility	79%
Dividend yield	0.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2013 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

In connection with our restatement of the results of operations for the quarter ended June 30, 2013, we identified deficiencies in the design and operation of controls related to the financial statement close process. Management determined that the Company did not maintain effective controls over the process for evaluating the accounting impact of complex non-routine financing transactions. Specifically, the Company did not perform a sufficient analysis to determine whether or not the Series A Preferred Stock had a beneficial conversion feature that required measurement and recognition. We determined that this deficiency constituted a “material weakness” in our internal control over financial reporting. In the third quarter of 2013, we completed the remediation of controls related to the process for evaluating the impact of complex non-routine financing transactions.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, during the third quarter of 2013, our management determined that we had a material weakness related to the operation of our controls over financial reporting primarily associated with a complex non-routine financing transaction in the second quarter of 2013. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that this or another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: November 12, 2013	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer