Form 10-K
period 2013-12-31
OXIGENE INC
filed 2014-03-20
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2013 was $5,982,000.

As of March 17, 2014, the aggregate number of outstanding shares of common stock of the registrant was 15,236,069.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; our ability to expand our commercial operations; the clinical development of and the process of commercializing ZYBRESTAT®; the combination of ZYBRESTAT® with AVASTIN® (bevacizumab), the clinical development of and the process of commercializing OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance of third parties, including our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from facilities currently in place with Lincoln Park Capital Fund or LPC and MLV & Co. LLC (MLV); the tendency of our certificate of incorporation, amended and restated bylaws or our stockholders’ rights agreement to deter a change of management or delay acquisition offers; the volatility of the price of our common stock; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Annual Report or any document incorporated by reference herein or therein.

The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “target,” “project,” “contemplate,” “believe,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. “Risk Factors” and “Business,” as well as other sections in this Annual Report or incorporated by reference into this Annual Report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. While we believe these assumptions to be reasonable and sound as of the date of this Annual Report, if these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

PART I

ITEM 1.	BUSINESS

Our Business

Overview

We are a biopharmaceutical company primarily focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. We are pursuing what we believe to be a cost-efficient, risk-mitigated development strategy. In the United States, we are pursuing collaborations with established pharmaceutical companies with products whose efficacy we believe can be enhanced by the addition of our lead product candidate, ZYBRESTAT®, and with non-profit research organizations such as the Gynecologic Oncology Group, or GOG, an organization dedicated to clinical research in the field of gynecologic cancer, for the treatment of advanced ovarian cancer. In the European Union, we are primarily focused on pursuing registration for ZYBRESTAT® for anaplastic thyroid cancer (ATC), a rare and highly aggressive cancer, through the European Union’s “exceptional circumstances” marketing authorization process. To date, we have observed ZYBRESTAT® to be well tolerated in over 400 patients and to have clinical activity in a variety of indications including ovarian cancer and ATC. We have been granted orphan drug designation for ovarian cancer and ATC in the United States and the European Union. Based on positive preclinical data, we are also pursuing the clinical development of ZYBRESTAT® for the treatment of neuroendocrine tumors (NETs), which are tumors that arise from the body’s hormonal and nervous systems, produce excessive amounts of biologically active substances, and may cause debilitating symptoms.

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

Ovarian Cancer

Ovarian cancer affects approximately 22,000 women in the U.S. each year. This form of cancer begins in the ovaries and often spreads to the rest of the pelvis and abdomen prior to detection, resulting in a relatively poor prognosis. In fact, more than 60% of women diagnosed with ovarian cancer are in stage III or IV, making it difficult to treat and often fatal, with a five-year survival rate of 47% — a rate which is largely unchanged since the 1990s. There are relatively few cancer therapies that have been approved for the treatment of ovarian cancer, including carboplatin and cisplatin, gemcitabine, doxorubicin, and paclitaxel and also in the European Union, bevacizumab. Many patients eventually become resistant to platinum-based therapies, and new agents are needed. Due to the unmet need in the treatment of ovarian cancer and the small size of the indication, we have been granted an orphan drug designation in both the U.S. and Europe for the use of ZYBRESTAT® in the treatment of ovarian cancer.

We are pursuing approval of ZYBRESTAT® in ovarian cancer, as follows:

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

In March 2014, we announced top line results from a randomized, two-arm Phase 2 trial evaluating AVASTIN® (bevacizumab) alone, as compared to AVASTIN® (bevacizumab) plus ZYBRESTAT® in patients with relapsed ovarian cancer. The topline results indicated a statistically significant increase in progression-free survival, the primary endpoint of the trial, with a p-value of less than 0.05. The trial enrolled 107 patients at 67 clinical sites in the United States and is being conducted by the GOG under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

Secondary endpoints in the study included safety, objective response rate (measured according to RECIST criteria) and overall survival. The topline results announced in March 2014 indicate that patients receiving the combination of ZYBRESTAT® and AVASTIN® (bevacizumab) achieved a higher objective response rate than patients receiving AVASTIN® (bevacizumab) alone, but that increase was not statistically significant. In accordance with the study protocol, all patients will continue to be followed for overall survival. Consistent with prior clinical experience with ZYBRESTAT®, patients in the combination arm experienced a higher incidence of hypertension compared to the control arm. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol. Patients in both arms were treated until disease progression or adverse effects prohibited further therapy. We anticipate that additional data from the completed trial will be available in the second half of 2014 and that the full study results will be submitted for presentation at a future scientific meeting.

We believe that this combination of vascular targeting agents, without the use of cytotoxic chemotherapy agents—and their often significant side effects—could provide a potentially better tolerated alternative for the treatment of recurrent ovarian cancer patients.

In August 2012, we announced that a pre-specified interim safety analysis of 25 patients in this trial indicated that only one of these patients had suffered a protocol-specified serious adverse event in the trial to date, and therefore it was recommended that the trial continue to full enrollment. In February 2013, we announced the results of the second and final scheduled interim toxicity analysis based on the safety review of the first 53 evaluable patients who completed four months of therapy. The results were that there were no additional protocol-specified serious adverse events seen during this review, and that the study would continue to full enrollment.

An interim futility analysis of this Phase 2 trial was performed in the second quarter of 2013. The original purpose of the analysis was to consider early study closure to limit patient exposure in the event that the experimental regimen was deemed futile (i.e., unlikely to be declared more effective than the reference regimen at the end of the study). Since the study had completed patient accrual, the analysis was conducted to review the tolerability of the combination. After the tolerability review, it was confirmed that the trial would continue to its pre-specified endpoint, which is based on progression-free survival.

Importantly, this Phase 2 trial, also known as GOG0186I, was being supported by a variety of collaborators including Genentech / Roche, which manufactures and markets AVASTIN® (bevacizumab), as well as the GOG, and its sponsor, the Cancer Therapy Evaluation Program (CTEP) of the NCI. The trial was conducted under cooperative research and development agreements between us and NCI and between NCI and Genentech. As CTEP is bearing the majority of the clinical trial costs, our expenses related to this trial were primarily related to manufacturing sufficient quantities of ZYBRESTAT®.

Potential Development Pathway in Ovarian Cancer:

ZYBRESTAT® in combination with AVASTIN® (bevacizumab)-Pivotal Trial

In light of the top line results from the GOG186I trial which demonstrated a statistically significant increase in progression-free survival from the combination of bevacizumab plus ZYBRESTAT® as compared to bevacizumab alone, we are currently evaluating the potential development pathway for ZYBRESTAT® in ovarian cancer. Depending on the nature of the additional data from the GOG 186I trial, which we anticipate we will obtain in the second half of 2014, we may request an End-of-Phase-2 meeting with the FDA and the Scientific Advice Working Party of the European Medicines Agency (EMA) to seek guidance on the design of one or more possible pivotal registration studies. Assuming a positive result from the meetings and availability of sufficient funding, we could initiate one or more pivotal registration trials in advanced relapsed ovarian cancer.

ZYBRESTAT® in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently FDA-approved for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using ZYBRESTAT® in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

We may collaborate with clinical investigators from two U.K.-based non-profit research organizations, the Christie National Health Service (NHS) Foundation Trust and the Hillingdon Hospital NHS Trust and with GlaxoSmithKline in the implementation of this study. The study is designed as a Phase 1b/2 trial of pazopanib with and without ZYBRESTAT®, in advanced recurrent ovarian cancer. The trial design consists of a Phase 1 dose escalation portion with the combination of VOTRIENT® and ZYBRESTAT® and a randomized Phase 2 portion comparing VOTRIENT® alone versus VOTRIENT® plus ZYBRESTAT® in patients with relapsed ovarian cancer. The study may enroll approximately 120 patients at sites in the U.K. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate. Subject to approval by U.K. health authorities, appropriate funding by NHS with limited support by GlaxoSmithKline and us, and ethics committee approvals, this trial could begin in the second half of 2014.

As in the combination therapy trial of ZYBRESTAT® with AVASTIN® (bevacizumab), which is sponsored and substantially funded by the National Cancer Institute, we believe that the potential collaboration among us, the Christie National Health Service (NHS) Foundation Trust, the Hillingdon Hospital NHS Trust, and GlaxoSmithKline, under the sponsorship and primary funding of our U.K. based collaborators, would help offset costs associated with this trial. We expect to incur the limited costs in supporting certain resources required by the NHS and the participating institutions during the duration of this trial and the costs of supplying drug for the trial.

We also remain interested in a conducting a randomized, two-arm Phase 2 clinical trial, comparing weekly dosing of TAXOL® (paclitaxel) with weekly TAXOL® (paclitaxel) plus ZYBRESTAT® in patients with relapsed ovarian cancer. TAXOL® (paclitaxel) is a chemotherapy agent used to treat patients with a variety of solid tumors, including lung, ovarian, breast, head and neck cancers. We believe that using ZYBRESTAT® in combination with weekly TAXOL® (paclitaxel) may demonstrate how combination therapy with ZYBRESTAT® could improve standard of care and improve patient outcomes in certain patients with advanced relapsed ovarian cancer.

However, pursuit of this study is dependent upon strategic decisions regarding our future course in ovarian cancer, including planning for potential Phase 3 pivotal studies in combination with Avastin, as well as external support, availability of additional resources and overall corporate priorities.

Background in Ovarian Cancer Clinical Trials

On June 15, 2012, British clinical investigators published results from a Phase 1 study in solid tumors in the journal Clinical Cancer Research, using a combination of ZYBRESTAT® with AVASTIN® (bevacizumab), an anti-vascular endothelial growth factor (VEGF) monoclonal antibody, without cytotoxic chemotherapy. The investigators observed disease stabilization in 9 of 14 treated patients, and a partial response lasting over one year in one patient with ovarian cancer, based on CA125 tumor marker levels. The investigators also observed that functional imaging of the tumors at baseline and after cycle 1 showed longer profound vascular changes and blood-flow shutdown when AVASTIN® (bevacizumab) was added to the ZYBRESTAT® treatment regimen, demonstrating the complementary therapeutic effect of ZYBRESTAT® and AVASTIN® (bevacizumab) on the tumor vasculature and serving as the basis for our ongoing Phase 2 clinical trial of ZYBRESTAT® in combination with AVASTIN® (bevacizumab) in the treatment of advanced ovarian cancer.

Similarly encouraging results have been observed using ZYBRESTAT® in combination with Paraplatin® (carboplatin) and Taxol® (paclitaxel) in patients with platinum-resistant ovarian cancer. Final results from a Phase 2 study conducted by the Mount Vernon Cancer Centre in the United Kingdom were published in the January 2011 issue of Annals of Oncology. This Phase 2 study of 44 patients with platinum-resistant ovarian cancer showed a 25% response rate and an additional 11% unconfirmed response rate, suggesting that patient outcomes could be substantially improved by using ZYBRESTAT® in combination with Paraplatin® (carboplatin) and Taxol® (paclitaxel) in patients with platinum-resistant ovarian cancer.

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

Based on the results of a Phase 2/3 controlled study in 80 patients with ATC, called the FACT study, comparing standard chemotherapy with and without ZYBRESTAT®, the FDA has provided guidance that we would need to conduct one or more large pivotal trials to obtain regulatory approval for ZYBRESTAT® in ATC in the United States. We believe these trials would be prohibitively expensive for such a rare indication. The European Union has alternative pathways for potential approval of drugs that are designed to treat life-threatening, extremely rare, orphan diseases such as ATC, without the requirement for large randomized trials. These include the possibility of a special marketing approval, known as an MAA under “exceptional circumstances,” in the case of therapies that address urgent, unmet medical needs. We received feedback from the Scientific Advice Working Party, or SAWP, of the EMA, in July 2013, two reviewing countries in March 2013, and from two more countries in February 2014, on our plan to submit an MAA for ZYBRESTAT® in ATC. We intend to address and incorporate this feedback into our potential MAA filing, and we believe that it may be possible that we could obtain an MAA for the use of ZYBRESTAT® in the treatment of ATC with the existing clinical data that we have. If we are successful in obtaining an MAA for ZYBRESTAT® in the treatment of ATC, we believe that this could lead to similar authorizations in other countries such as Japan, South Korea, China, or Canada (but not in the United States).

The unmet medical need of ATC patients in Europe is further addressed by a “compassionate use” distribution agreement that we entered into in December 2011 with a Danish company, which currently provides access to ZYBRESTAT® for the treatment of patients with ATC on a compassionate use basis in the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. For additional details, please refer to “Collaborative Research and Development Arrangements.”

Background in ATC

Phase 1 and 2 clinical data that we have gathered thus far suggests that ZYBRESTAT® could significantly improve outcomes in patients with ATC.

In a Phase 2/3 clinical trial of ZYBRESTAT® in combination with Paraplatin® (carboplatin) and Taxol® (paclitaxel) in the treatment of ATC, also known as the FACT (Fosbretabulin in Anaplastic Cancer of the Thyroid) trial, conducted between July 2007 and February 2010 in 80 patients at 40 sites in 11 countries, we demonstrated a meaningful, although not statistically significant, improvement in overall survival (OS), the primary endpoint. More specifically, the FACT trial showed a median overall survival, or OS, time of 5.2 months for patients receiving both chemotherapy and ZYBRESTAT® compared to 4.0 months for patients receiving chemotherapy alone, equating to a 28% reduction in the risk of death. Put differently, patients treated with both chemotherapy and ZYBRESTAT® had a 48% and 26% likelihood of being alive at six months and one year, respectively, versus only 35% and 9% for patients treated with chemotherapy alone. As in prior studies, ZYBRESTAT® appeared to be well tolerated.

Results from the FACT trial were subsequently presented at the 2010 American Society of Clinical Oncology, or ASCO, meeting and at the 2010 European Society for Medical Oncology, or ESMO, meeting. The results were also published in peer- reviewed scientific journals, including, most recently, Thyroid.

Due to the rarity of the disease and the fact that many of the patients screened for the study either did not meet the trial’s inclusion criteria, progressed rapidly or died, we experienced significant difficulties meeting our original 18-month, 180-patient enrollment goal and instead chose to discontinue enrollment after enrolling 80 patients.

Neuroendocrine Tumors with Carcinoid Syndrome

Carcinoid syndrome occurs in a sub-population of patients with neuroendocrine tumors who display an array of symptoms, such as flushing, diarrhea and, less frequently, bronchoconstriction and heart failure. These symptoms occur secondary to gastrointestinal neuroendocrine tumors (GI-NETs) in approximately 5% of patients. These symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, which are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogues, such as Sandostatin®, helps to control the symptoms of carcinoid syndrome, patients who are or become unresponsive to somatostatin have limited therapeutic options, and we believe that treatment with ZYBRESTAT®, resulting in vascular shutdown and tumor necrosis, may improve outcomes for these patients. Approximately 14,000 people in the United States are diagnosed with carcinoid tumors each year.

A preclinical study of ZYBRESTAT® in a transgenic mouse model of pancreatic neuroendocrine tumors (PNETs) was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, Boston, MA, in a poster session on October 20, 2013.

This placebo-controlled preclinical study was designed to evaluate the activity of systemic administration of ZYBRESTAT® for the treatment of functional insulinomas in a transgenic mouse model of PNETs. PNETs are highly vascularized tumors which originate in the pancreas. Functional PNETs make hormones that can cause a cascade of disease symptoms, resulting in significant morbidity for the patient. An insulinoma is a PNET that causes the over-secretion of the hormone insulin.

The animals in the treatment group received ZYBRESTAT® three times per week for four weeks, and the animals in the control group received a placebo at the same schedule. After four weeks, tumor size, serum insulin levels and other efficacy parameters, including apoptosis (cell death), cell proliferation and effects on tumor vasculature, were assessed. Treatment with ZYBRESTAT® in this animal model resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks following a single dose of ZYBRESTAT® and was accompanied by a significantly reduced tumor size of greater than 80% in the treated group compared to the placebo treated group. Treatment with ZYBRESTAT® was shown to be well tolerated, with no obvious toxicity and was shown to disrupt tumor vasculature, induce apoptosis (cell death) and inhibit tumor cell proliferation.

In 2012, we announced the establishment of an exclusive, worldwide licensing agreement with Angiogene Pharmaceuticals Ltd., a U.K.-based drug development company that had previously been developing a competing VDA, for intellectual property covering the use of VDAs in treatment of symptoms related to carcinoid syndrome and other neuroendocrine tumors. We enhanced this intellectual property with data collected from various preclinical studies of ZYBRESTAT®, some of which are ongoing.

Based on the strength of the preclinical data, we are planning to initiate a Phase 2 clinical trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers in the second half of 2014.

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

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to ZYBRESTAT®, OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

Our current development program for OXi4503 is as follows:

Acute Myelogenous Leukemia, or AML

AML is a relatively rare cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the United States and accounting for approximately 1.2% of cancer deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. Due to an unmet need in the treatment of AML and the small size of the indication, we have been granted orphan drug designation in the United States for the use of OXi4503 in the treatment of AML.

OXi4503 has demonstrated potent activity against AML in animal models, and these results were published in the journal Blood in September 2010. Shortly thereafter, we entered into a clinical trial agreement with the University of Florida related to an investigator-sponsored Phase 1 study of OXi4503 in up to 36 patients with AML or myelodysplastic syndrome, or MDS, a disorder of the normal blood formation process, which trial was subsequently initiated in May 2011. As the University of Florida and a non-profit research organization, the Leukemia & Lymphoma Society’s Therapy Acceleration Program, are covering the majority of the costs of this trial, our ongoing expenses related to this trial are primarily related to manufacturing sufficient quantities of OXi4503.

In December 2012, the investigators at the University of Florida presented compelling initial data from this Phase 1 study at the 2012 annual meeting of the American Society of Hematology (ASH) in Atlanta, Georgia, indicating that OXi4503 was active, generating responses in patients, and had a manageable safety profile. More specifically, results from five initial patients with refractory AML enrolled between May 2011 and August 2012 revealed an increase in plasma LDH and uric acid levels by at least two-fold within hours after OXi4503 infusions, suggesting leukemia cell destruction. Adverse events attributable to OXi4503 infusion included bone pain, fever, anemia and thrombocytopenia, as well as hypertension, the latter of which was readily manageable.

Updated data from this trial was presented at the December 2013 annual meeting of ASH in New Orleans, Louisiana. Among the first 13 patients treated at the two lowest dose levels, two patients have shown stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug. It is estimated that an additional 12-15 patients will be required to establish a maximum tolerated dose.

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of March 17, 2014, 15 patients have been enrolled into this study, and a maximum tolerated dose has not been observed. Based on results to date, an expansion of the study to a second clinical site is planned, with the goal of increasing the rate of enrollment in the trial.

Company Background

We are a Delaware corporation, incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with our principal corporate office in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). Our Internet

address is www.OXiGENE.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors & Media” section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our web site does not form a part of this Form 10-K.

Vascular Disrupting Agents: Background

According to Cancer Research UK, a non-profit cancer research organization in the United Kingdom, nearly 90% of all cancers are solid tumors that are dependent upon a continually evolving vascular supply for their growth and survival. Similarly, in the ophthalmology field, abnormal neovascularization characterizes a variety of ophthalmological diseases and conditions, including wet age-related macular degeneration, or AMD, and diabetic retinopathy.

Since 2004, a number of anti-angiogenic drugs, which refers to drugs that interfere with blood vessel growth, as described further in the table below, have been approved for a variety of cancer and ophthalmology indications, and development of approved anti-angiogenic drugs for new indications continues. Physician adoption of these first-generation anti-vascular drugs has been rapid and continues to accelerate.

While ZYBRESTAT® exerts a therapeutic effect similar to existing anti-angiogenic agents, depriving tumors (or, in the case of eye disease, ocular lesions) of blood supply, its mechanism of action is quite different. Consequently, we believe that our VDA drug candidates are second-generation anti-vascular drugs that are potentially complementary to, rather than directly competitive with, existing anti-angiogenic agents, a stance which is supported by the data we have gathered showing an improvement in patient outcomes when both agents are used in combination. In September 2006, we announced the publication of a research article in the journal Science that provided strong scientific evidence for combining VDAs with anti-angiogenic agents such as bevacizumab, a widely-used anti-angiogenic drug that acts by inhibiting VEGF, a pro-angiogenic growth factor. In this article, Professor Kerbel and Dr. Shaked from Sunnybrook Cancer Centre in Canada demonstrated that the combination of ZYBRESTAT® and an anti-angiogenic agent, an anti-VEGF-receptor antibody, had synergistic effects on tumors.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In preclinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from initial human clinical studies conducted by us with combinations of ZYBRESTAT® and AVASTIN® (bevacizumab), provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects.

	Anti-Angiogenic Drugs	ZYBRESTAT®	OXi4503
Molecule Characteristics	Bevacizumab, ranibizumab are monoclonal antibodies (MABs) Sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc. are small molecule tyrosine kinase inhibitors (TKIs)	CA4P, fosbretabulin, small molecule reversible inhibitor of tubulin polymerization	OXi4503, small molecule reversible inhibitor of tubulin polymerization Additionally forms cytotoxic metabolite (orthoquinone) via oxidation

Biological Effect	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) to prevent formation and growth of new blood vessels throughout the tumor rim	Intermittently and reversibly occludes and collapses pre-existing abnormal tumor blood vessels that feed tumors	Like ZYBRESTAT. In addition, temporarily mobilizes hematopoietic and leukemic cells from the bone marrow

	Anti-Angiogenic Drugs	ZYBRESTAT®	OXi4503

Target tissue	Promiscuous for all angiogenesis	Selective for abnormal vasculature characteristic of tumors and certain eye lesions	Like ZYBRESTAT. Makes leukemic cells mobilized from the bone marrow vulnerable for the effects of the orthoquinone metabolite

Mechanism	MABs bind to VEGF, thereby rendering it inactive TKIs inhibit downstream activities from the VEGF receptor	Selectively blocks formation of tumor vessel and other abnormal vessel tissue junctions by disrupting the cell junctional protein VE-cadherin	Like ZYBRESTAT. Additionally, orthoquinone metabolite has antiproliferative effect on leukemic cells

Plasma Half-life	MABs remain in circulation for days or weeks	ZYBRESTAT’s half-life is approximately 4 hours	OXi4503 half-life is approximately 2 hours, OXi4503 metabolite half- life is approximately 20 hours

Rapidity of Effect	Weeks	Hours	Hours

Target	Tumor Rim	Tumor Core	Tumor core. Additionally, malignant cells of myeloid lineage

Side Effects	Chronic-chronic hypertension with long- term use; Acute- impairment in wound healing; Hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient and manageable. Mostly hypertension, effectively controlled; Non- overlapping with anti- angiogenics; No cumulative toxicities alone or in combination	Transient and manageable. Mostly hypertension, effectively controlled; Effects on hematopoiesis and white blood cell counts

We believe our VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause shape change in tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that our VDA drug candidates act in a reversible fashion on a protein called tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, ZYBRESTAT® is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies and suggested in imaging studies of human patients treated with ZYBRESTAT® and OXi4503.

Preclinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that ZYBRESTAT® also disrupts the molecular engagement of VE-cadherin, a junctional protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels.

Preclinical and clinical study results indicate that ZYBRESTAT® exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of ZYBRESTAT® in humans is approximately four hours. Because the half-life of the active form of ZYBRESTAT® is relatively short, the effects of ZYBRESTAT® on tubulin are reversible, and ZYBRESTAT® is typically administered no more frequently than once per week, the side-effects of ZYBRESTAT® are typically transient in nature, limited to the period of time following administration when the active form of ZYBRESTAT® is in the body in significant concentrations. This contrasts with drugs that interfere with blood vessel growth, known as anti-angiogenic agents, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body, exert their tumor blood-vessel growth inhibiting effects over days to weeks, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with ZYBRESTAT® are typically transient and manageable. The most frequent ZYBRESTAT® side-effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, ZYBRESTAT® also exhibits cardiovascular effects, which in the majority of patients are mild and transient in nature. Approximately 10-20% of patients treated with ZYBRESTAT® experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurrence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by us, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

Collaborative Research and Development Arrangements

Our strategy is to develop innovative therapeutics for oncology and to leverage our drug candidates and technology in the field of ophthalmology. Our principal focus is to advance the clinical development and commercialization of our drug candidates ZYBRESTAT® and OXi4503 and to identify new preclinical candidates that are complementary to our VDAs. To advance our strategy, we have established relationships with universities, research organizations and other institutions in these fields.

We intend to continue to rely on these relationships, rather than expand our in-house research and development staff. In general, these programs are created, developed and controlled by our internal management. Currently, we have collaborative agreements and arrangements with a number of institutions in the United States and abroad, which we utilize to perform the day-to-day activities associated with drug development. In 2013, collaborations and agreements were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas

•	UT Southwestern, Texas

•	University of Oxford, Oxford, United Kingdom

•	University College London, London, United Kingdom

•	Gynecologic Oncology Group, or GOG, and the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

•	Institute for Cancer Research UK

•	University of Florida

•	Azanta Danmark A/S

•	Aarhus University, Denmark

•	Albert Einstein College of Medicine of Yeshiva University

•	Angiogene Pharmaceuticals, Ltd.

In December 2011, we established a distribution agreement with a Danish company, Azanta Danmark A/S, or Azanta, to provide access to ZYBRESTAT® for the treatment of patients with ATC on a compassionate use basis in certain specified territories. This agreement was expanded to include additional territories in August 2012 also for treatment on a compassionate use basis. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. This program, which is managed by Azanta , provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT® to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT® to the Danish company, and they serve as our exclusive distributor for ZYBRESTAT® in the specified territories for this purpose. The Danish company provides ZYBRESTAT® to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT® may obtain marketing approval in that territory. The agreement may be further expanded to include other countries on a country-by-country basis. The Danish company is responsible for all regulatory activities necessary to distribute and sell ZYBRESTAT® on a compassionate use basis for the treatment of ATC within the specified territories. There is no transfer of ownership of intellectual property rights for ZYBRESTAT® to the Danish company under the terms of the agreement.

We have secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT® and OXi4503. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and antiproliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty and milestone payments under the license agreement. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement by either (i) determining that filing for regulatory approval is not warranted by the clinical testing date or (ii) by providing two months written notice of our intent to terminate the agreement. Payments made to ASU to date have amounted to $2,500,000. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license.

Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We believe that our hypoxia-activated VDAs could serve as line-extension products to ZYBRESTAT® and/or OXi4503. We also have an exclusive license from Baylor University to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. We have the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that low-single-digit royalties will be paid by us should sales be generated through use of Baylor’s compounds. Further, commencing in the first year that we provide no research funding to Baylor University we must pay a minimum annual royalty payment of $40,000. We are not required to pay Baylor for use of Baylor’s compounds other than pursuant to this royalty arrangement. We are entitled to file, prosecute and maintain patent applications on products for which we have a license under this agreement. We have made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. Either party may terminate the license agreement upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest U.S. patent licensed under this agreement is scheduled to expire in November 2030.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT®. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of ZYBRESTAT® under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in December 2021, excluding a patent term extension available under the Hatch-Waxman Act.

In June 2012, we secured a royalty-bearing, transferable, worldwide, exclusive license from Angiogene Pharmaceuticals Ltd. to make, have made, use, import, offer for sale, and sell a vascular disrupting agent, such as ZYBRESTAT®, for treating neuroendocrine tumors and associated symptoms and syndromes. Under the Angiogene license, we have the right to grant sublicenses. Angiogene is entitled to low single-digit royalty payments and milestone payments under the agreement. Milestone payments are due upon initiation of the first clinical trial for a product using Angiogene intellectual property and initiation of the first registration clinical trial for a product using Angiogene intellectual property. We have the sole right to and bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the Angiogene license. Payments to Angiogene, under this license, to date have amounted to $150,000. The term of the royalty payable under the license will expire on the sooner of (i) ten years from the regulatory approval of a product subject to the license or (ii) launch by a third party of a generic version of the vascular disrupting agent. After the expiry of the royalty term, the license will become fully paid, irrevocable and perpetual. Either party may terminate the license upon material default of the other party, and we may terminate the agreement at will upon sixty days prior notice to Angiogene.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. IND Safety Reports must be submitted to the FDA, IRBs and the investigators for (a) any suspected adverse reaction that is both serious and unexpected; (b) any findings from epidemiological studies, pooled analysis of multiple studies, or clinical studies (other than those already reported in (a)); (c) any findings from animal or in vitro testing, whether or not conducted by the sponsor, that suggest a significant risk in humans exposed to the drug, such as reports of mutagenicity, teratogenicity, or carcinogenicity or reports of significant organ toxicity at or near the expected human exposure; and (d) any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

ZYBRESTAT® was awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers and ovarian cancer. OXi4503 was awarded orphan drug status by the FDA for the treatment of acute myelogenous leukemia.

ZYBRESTAT® was also awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer and ovarian cancer.

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

The FDA has granted Fast Track designation to ZYBRESTAT® for the treatment of regionally advanced and/or metastatic ATC.

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

In Europe, alternative pathways for marketing approval include conditional approval or approval under exceptional circumstances. These pathways are available for drugs to treat serious or debilitating diseases and/or orphan drugs. Both conditional approval and approval under exceptional circumstances require a positive risk/benefit balance. Under conditional approval it is expected that additional clinical studies would support the lack of comprehensive clinical data provided at the time of the filing. Approval under exceptional circumstances is possible when the indication is so rare that the applicant cannot reasonably be expected to provide comprehensive clinical data. We are evaluating the potential benefits of seeking approval under exceptional circumstances for the use of ZYBRESTAT® in ATC. We cannot assure you that we will receive this approval for marketing in Europe.

We are currently pursuing a potential filing for a marketing authorization, or MAA, in the EU with ZYBRESTAT® for the treatment of ATC under exceptional circumstances. We received feedback from the Scientific Advice Working Party, or SAWP, of the European Medicines Agency, or EMA, in July 2013, and two reviewing countries in March 2013 and two more in February 2014, on our plan to potentially submit an MAA for ZYBRESTAT® in ATC. We intend to address and incorporate this feedback into our potential MAA filing, and we believe that it is possible that we could obtain an MAA for the use of ZYBRESTAT® in the treatment of ATC with the existing clinical data that we have. If we are successful in obtaining an MAA for ZYBRESTAT® in the treatment of ATC, we believe that this could lead to similar authorizations in other countries such as Japan, South Korea, China, or Canada (but not in the United States).

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

As of March 17, 2014, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted U.S. patents, seven (7) pending U.S. patent applications, two (2) pending Patent Cooperation Treaty international patent applications and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
ZYBRESTAT®*	Methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel	December 2021
	Lyophilized or crystalline combretastatin A-4 phosphate tromethamine	September 2021
OXi4503**	Composition of matter for OXi4503 (combretastatin-A1-disodium-phosphate (OXi4503) pro-drug)	October 2021

*	In-licensed from Bristol-Myers Squibb

**	In-licensed from Arizona State University

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

We are aware of a limited number of companies involved in the development of VDAs. Such companies include Bionomics, Epicept, and MediciNova, all of which have VDAs that we believe are at an earlier or similar stage of clinical development than our lead drug candidate, ZYBRESTAT®.

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

EMPLOYEES

We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing for much of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. As of March 17, 2014, we had a total of nine full-time employees and one employee working on a part-time basis.

ITEM 1A.	RISK FACTORS

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISKS RELATED TO OUR BUSINESS

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

After our recent financing in February 2014 and subsequent exercises of warrants to purchase our common stock, we expect our existing cash and cash equivalents to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, including wrap up costs of completing the GOG 186I trial, initial startup costs of planning for a pivotal Phase 3 study in ZYBRESTAT® for the treatment of advanced relapsed ovarian cancer, initiation of a Phase 2 clinical trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers and, if we finalize an agreement with a non-profit collaborator, to initiate and share in the costs of a Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. Any significant further development of ZYBRESTAT® such as conducting pivotal Phase 3 studies in ovarian cancer or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with FDA and other regulatory agency requirements, the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

While we potentially have access to certain amounts of financing through an agreement with Lincoln Park Capital Fund, LLC and through an At Market Issuance Sales Arrangement, which we refer to as the ATM, with MLV & Co. LLC, these arrangements alone will not be sufficient to fund a late-stage clinical trial of ZYBRESTAT® in any indication. We do not have the ability to direct Lincoln Park Capital to purchase any of our common stock if we fail to maintain a minimum stock price of $6.00 (adjusted for stock splits). Under the ATM, the total dollar amount of common stock that we could sell under our current registration statement during the next twelve months, as of March 17, 2014, is approximately $264,000. However, we are restricted by the terms of the securities purchase agreements that we entered into during 2013 and 2014 from making sales under this agreement until November 2014. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, whether through the ATM, the Lincoln Park Capital arrangement or otherwise, may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be impaired if our common shares lose their status on The NASDAQ Capital Market.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed, and/or we may be unable to pursue the clinical trials that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. We or our partners currently are pursuing clinical trials in various indications, but we are required by our financial resources to engage only in limited clinical activities. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs. We cannot assure you that any resources that we devote to acquired or in-licensed programs will result in any products that are superior to our internally developed products.

If we are unable to obtain required regulatory approvals, we will be unable to market and sell our product candidates.

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States, in the EU and in many other foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA or EMA is unpredictable and often exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate.

In connection with the clinical development of our product candidates, we face risks that:

•	the product candidate may not prove to be safe and efficacious;

•	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

•

we fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA, EMA or other regulatory agencies;

•	we may not have sufficient financial resources to complete the clinical trials that would be necessary to obtain regulatory approvals;

•	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

•	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA, EMA or other regulatory agencies for marketing approval.

Only a small percentage of product candidates for which clinical trials are initiated are the subject of NDAs and even fewer receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market the product.

In particular, we may pursue a filing for a marketing authorization, or MAA, in the EU with ZYBRESTAT® for the treatment of ATC under exceptional circumstances. As part of this process, we solicited and received feedback from the SAWP of the EMA, in July 2013, and from two of the SAWP reviewing countries in March 2013 and two more in February 2014, regarding the data that would be deemed necessary to support an MAA filing in Europe under exceptional circumstances. We intend to address and incorporate this feedback into our potential MAA filing using existing data from previous completed clinical trials of ZYBRESTAT®. We cannot, however, assure you that this process will result in our receipt of approval from the EMA to market ZYBRESTAT® for the treatment of ATC. The EMA could require us to conduct one or more additional clinical trials involving patients with ATC or to conduct other studies or analysis in order to obtain approval. We do not currently believe that it would be practicable from a financial standpoint for us to conduct an additional clinical trial in this indication, given the very significant expense of locating patients with this ultra-rare disease and extremely rapid progression of the disease following diagnosis. In the event that additional clinical trials or other studies were to be required by the EMA as a condition of approval, we would likely elect to discontinue the efforts to obtain a marketing authorization for ZYBRESTAT® in ATC in the EU.

If we or the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We use independent clinical investigators and, in many cases, contract research organizations and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol. Currently our only clinical trial activities involving ZYBRESTAT® are being conducted by physician clinical investigators who are independent of us, but with whom we have agreements for them to provide the results of their clinical trials to us. In order for us to rely on data from these ongoing studies in support of a marketing application, or NDA, for approval of any of our product candidates by the FDA or other regulatory authorities, the independent investigators are required to comply with FDA requirements applicable to their studies.

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

In February 2012, we were inspected by the FDA, and in March 2012, we received a Form FDA 483 containing observations from that inspection. The Form FDA 483 noted observations of certain deficiencies in the conduct of our FACT trial in ATC, which was conducted from July 2007 – February 2010. These observations related to the FDA’s good clinical practice requirements and included the failure to insure proper monitoring of third-party clinical investigators who were participants in our FACT trial, the failure to promptly bring non-compliant clinical investigators into compliance, and also found that some of the clinical trial monitors selected by our clinical research organizations, or CROs, outside the United States were not sufficiently qualified by experience and training to monitor clinical trials. The Form FDA 483 also included observations related to the failure to address the improper storage of a drug that was being used in the trial, and the failure to maintain records and case histories in compliance with FDA regulations. The issues noted in the Form FDA 483 had previously been identified and addressed by our management as part of an internal review of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance and were initially disclosed by us in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. Our response to the Form FDA 483 describes the corrective actions that we have taken and will continue to take in response to this matter. On February 10, 2014, we received correspondence from the FDA informing us that we appear to have taken corrective action to prevent the recurrence of the conditions that led to the issuance of the Form FDA 483 and that the related inspection is now closed.

While we have taken and continue to take steps to strengthen our procedures in order to ensure that these issues will not recur in any future clinical trials sponsored by us for any of our product candidates, we cannot assure you that the FDA will be satisfied with our procedures, that the FDA will not issue a warning letter or take other enforcement action against us, or that similar issues will not recur in the future. We also cannot assure you that the Form FDA 483 will not adversely affect our potential application to the EMA for an MAA for ZYBRESTAT® for the treatment of ATC. In addition, the steps we take to strengthen our procedures and conduct future clinical trials necessary for approval will be time-consuming and expensive.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers and suppliers.

Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; manage our participation in the clinical trials in which our product candidates are involved effectively; and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

We have no manufacturing capacity and have relied on, and expect to continue to rely on, third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and we expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

•	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

•	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

•	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

If we do not maintain our developed important manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us, and there could be a substantial delay before new facilities could be qualified and registered with the FDA, EMA and other foreign regulatory authorities.

The FDA, EMA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current good manufacturing practices, or cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products after approval.

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

Our product candidates are in the clinical stage of development. In order to achieve profitable operations, we alone or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us may require significant additional research and development and additional preclinical and clinical testing prior to application for commercial use. Although we are pursuing a filing an MAA with the EMA to market and sell ZYBRESTAT®, we cannot assure you that the EMA will approve this application without the need for further clinical trials or other studies, which may be prohibitively expensive. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to-date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that may cause us to delay, suspend or terminate those clinical trials.

Our product candidates have been tested in over 400 patients to date, and adverse events associated with ZYBRESTAT® and OXi4503 have been found to be mainly low grade, reversible, transient and manageable. However, we will be required to continue to test and evaluate the safety of our product candidates in additional clinical trials, and to demonstrate their safety to the satisfaction of appropriate regulatory agencies, as a condition to receipt of any regulatory approvals. In clinical trials to date, transient mild to moderate hypertension believed to be associated with ZYBRESTAT® has been effectively managed through pre-treatment with antihypertensive medication. We cannot assure you, however, that we will be able to make the necessary demonstrations of safety to allow us to receive regulatory approval for our product candidates in any indication.

If we proceed with the filing of an MAA in the European Union for ZYBRESTAT in the treatment of ATC, we would need to undertake commercial scale manufacturing activities at significant expense to us in order to proceed with the application for approval for commercialization. We or our external vendors may encounter technical difficulties that preclude us from successfully manufacturing the required registration and validation batches of active pharmaceutical ingredient, or API, and/or drug product and we may be unable to recover any financial losses associated with the manufacturing activities. Further, our research or product development efforts may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

We only have a limited number of employees to manage and operate our business.

As of March 17, 2014, we had a total of nine full-time employees and one employee working on a part-time basis. Our focus on reducing cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2013, had an accumulated deficit of approximately $238,508,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, our continuing clinical trials and development activities with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of at least three other companies that currently have a clinical-stage VDA for use in an oncology indication. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect us.

We have licensed in rights to ZYBRESTAT®, OXi4503 and other programs from third parties. If our license agreements terminate or expire, we may lose the licensed rights to our product candidates, including ZYBRESTAT® and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for ZYBRESTAT® and OXi4503 and from Baylor University and Angiogene Pharmaceuticals Ltd. for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU, the Bristol-Myers Squibb Company, Baylor University and Angiogene Pharmaceuticals Ltd., we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 17, 2014, we were the exclusive licensee, sole assignee or co-assignee of twenty-nine (29) granted United States patents, seven (7) pending United States patent applications, two (2) pending Patent Cooperation Treaty international patent applications and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us is generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

We require employees and the institutions that perform our preclinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to a party to any such agreement during the course of the relationship with us be kept confidential and not be disclosed to third-parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

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

If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA, EMA or another foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•	slow enrollment and retention rate of subjects in clinical trials;

•	any compliance audits and pre-approval inspections by the FDA, EMA or other regulatory authorities;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results;

•	serious and unexpected drug-related side effects; and

•	failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us.

Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA, EMA or another foreign regulatory authority or the requirement of additional supportive studies by the FDA, EMA or another foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA and EMA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

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

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA, EMA and other applicable domestic and foreign regulatory authorities or previously unknown problems with any approved product, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Market acceptance and sales of any one or more of our product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the U.S. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receive regulatory approval. We also cannot predict the impact of ACA on us as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully implemented.

Our facility with Lincoln Park Capital will not be sufficient to satisfy our capital requirements for all of our contemplated clinical trials.

In November 2011, we entered into a purchase agreement for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the Securities and Exchange Commission. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we may direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. The price of our common stock as of March 17, 2014 was $4.26 and therefore the facility is not available to us at this time and may not be available when needed, or at all, depending on the market price of our common stock. The extent to which we rely on LPC as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from LPC were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to LPC under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

Our facility with MLV will not be sufficient to satisfy our capital requirements for all of our contemplated clinical trials.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. As of March 17, 2014, the total dollar amount of common stock that we could sell under the ATM Agreement, during the next twelve months is approximately $264,000 under our current registration statement. However, we are restricted by the terms of the securities purchase agreements that we entered into during 2013 and 2014 from making sales under this agreement until November 2014. The funding available from MLV may not be available when needed, or at all, depending on the market price of our common stock. The extent to which we rely on MLV as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from MLV were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to MLV under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

Our restated certificate of incorporation, our amended and restated by-laws, our stockholder rights agreement and Delaware law could deter a change of our management which could discourage or delay offers to acquire us.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or our best interests. Further, the rights issued under the stockholder rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors.

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond our control.

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered for resale or are available for sale pursuant to Rule 144 under the Securities Act of 1933, as amended, and may be sold from time to time. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on the NASDAQ Capital Market, our common stock has historically experienced low trading volume. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

None.

ITEM 2. PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California where it leases 5,275 square feet of general office space. The lease as amended expires on June 30, 2014.

ITEM 3.     LEGAL PROCEEDINGS

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Capital Market under the symbol “OXGN”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock (rounded to the nearest penny) on The NASDAQ Global Market and The NASDAQ Capital Market, as applicable, as reported by NASDAQ, for each quarterly period during the two most recent fiscal years and subsequent interim periods.

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

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$5.90	$3.83	$16.20	$11.76
Second Quarter	$4.95	$2.61	$15.36	$6.60
Third Quarter	$3.85	$2.03	$9.48	$6.00
Fourth Quarter	$4.58	$2.29	$7.74	$3.75

On March 17, 2014, the closing price of the Company’s common stock on The NASDAQ Capital Market was $4.26 per share.

As of March 17, 2014, there were approximately 67 stockholders of record of the 15,236,069 outstanding shares of the Company’s common stock. The Company believes, based on the number of proxy statements and related materials distributed in connection with its 2013 Special Meeting of Stockholders, that there are approximately 9,000 beneficial owners of its common stock.

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Unregistered Sales of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2013. The selected financial data for each of the five years in the period ended December 31, 2013 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the Financial Statements (and Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Product revenues	$95	$156	$—	$—	$—
Operating expenses:
Research and development	3,636	3,523	5,291	12,114	22,256
General and administrative	4,739	4,690	5,375	5,885	8,900
Restructuring	—	15	1,226	510	—

Total operating expenses	8,375	8,228	11,892	18,509	31,156

Loss from operations	(8,280)	(8,072)	(11,892)	(18,509)	(31,156)
Change in fair value of warrants	—	6	2,222	(6,018)	2,166
Investment income	4	12	7	17	110
Other (expense) income, net	(1)	(25)	10	740	(63)

Net loss and comprehensive loss	(8,277)	(8,079)	(9,653)	(23,770)	(28,943)
Net loss attributed to non controlling interest (1)	—	—	—	—	(4,215)

Net loss attributed to OXiGENE, Inc.	(8,277)	(8,079)	(9,653)	(23,770)	(24,728)
Excess purchase price over carrying value of noncontrolling interest acquired in Symphony ViDA, Inc.	—	—	—	—	(10,383)
Non-cash deemed dividend to preferred stock	(4,799)	—	—	—	—

Net loss applicable to common stock	$(13,076)	$(8,079)	$(9,653)	$(23,770)	$(35,111)

Basic and diluted net loss per share attributable to common stock	$(4.67)	$(5.48)	$(10.37)	$(71.60)	$(157.45)

Weighted-average number of common shares outstanding	2,803	1,473	931	332	223

(1) The amount related to loss attributed to non-controlling interest in Symphony ViDA, Inc. represents the loss for the Symphony ViDA, Inc. entity from its inception in October 2008 through the acquisition of the entity in July 2009. The investments reported as held by Symphony ViDA, Inc. represented the fair value of amounts held by Symphony ViDA, Inc. and were included in the acquisition.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands except per share data)
BALANCE SHEET DATA:
Cash, restricted cash and equivalents	$7,005	$4,966	$9,992	$4,677	$14,072
Working capital	5,914	4,342	8,388	1,797	6,356
Total assets	7,294	5,447	11,056	5,567	15,617
Total liabilities	1,251	901	2,259	10,822	9,818
Accumulated deficit	(238,508)	(225,432)	(217,353)	(207,700)	(183,930)
Total stockholders’ (deficit) equity	6,043	4,546	8,797	(5,255)	5,799

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since the fall of 2011, we have focused our capital resources on our most promising early-stage clinical programs with the goal of maximizing our highest value clinical assets while reducing our cash utilization. Accordingly, during 2013 our resources were focused on supporting our ovarian Phase 2 clinical trial which is being conducted by the Gynecologic Oncology Group, or GOG, our Phase 1 clinical trial in acute myeloid leukemia, or AML, being conducted by the University of Florida, our distribution agreement for the compassionate use of ZYBRESTAT® in anaplastic thyroid cancer, or ATC, and the manufacture of clinical supply of our product candidates to support our programs and preclinical programs. In 2012 and earlier years, we also spent resources completing our ATC trial (FACT trial) and designing a Phase 3 registrational study in ATC (FACT 2 trial), and while we were successful in receiving a SPA with the FDA for the FACT 2 trial, we have subsequently determined that this trial is not financially feasible. We are now focusing our efforts in this area on pursuing the commercialization of ZYBRESTAT® in Europe for the treatment of ATC with the filing of a potential marketing authorization under exceptional or conditional circumstances, and have devoted some of our resources to the manufacture of ZYBRESTAT® for registrational lots required for this filing in Europe.

In addition to the FACT trial, which was a Phase 2/3 trial that enrolled 80 patients, we had also previously undertaken a clinical trial in non-small cell lung cancer (FALCON), a 63-patient Phase 2 trial, as well as other, smaller studies in solid tumors, ovarian cancer and polypoidal choroidal vasculopathy. In February 2010, and in September 2011, we announced restructuring plans both designed to focus our resources on our highest-value clinical assets and reduce our cash utilization. As a part of these restructurings we stopped enrollment of additional patients in the FACT trial and each time reduced our work force. We have now concluded these clinical trials, which is the primary reason for the reduction in our expenses in 2013 and 2012 as compared to 2011.

We are committed to a disciplined financial strategy and as such maintain a limited employee and facilities base, with development, scientific, finance and administrative functions, which include, among other things, product development, regulatory oversight and clinical testing. Our research and development team members typically work on a number of development projects concurrently. Accordingly, we do not separately track the costs for each of these research and development projects to enable separate disclosure of these costs on a project-by-project basis. We conduct scientific activities pursuant to collaborative arrangements with universities. Regulatory and clinical testing functions and drug manufacturing are generally contracted out to third-party, specialty organizations.

Financial Resources

We have experienced net losses every year since our inception and, as of December 31, 2013, had an accumulated deficit of approximately $235,508,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to develop and commercialize ZYBRESTAT® for the treatment of ovarian cancer, neuroendocrine tumors and potentially ATC in Europe, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. We currently have no recurring material amount of licensing or other income. As of December 31, 2013, we had approximately $7.0 million in cash. We also raised $12.0 million in gross proceeds, or approximately $11.1 million in net proceeds after deducting placement agents’ fees, and before deducting other offering expenses, in a public offering of common stock and warrants in February 2014, as described in Note 11 to the financial statements.

Currently, we have two potential vehicles for raising additional capital. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We are also restricted from making sales under this agreement until November 2014 due to the securities purchase agreements we entered into for the financings completed in February 2014 and in September 2013. Subject to these restrictions, as of March 17, 2014 the total dollar amount of common stock that we could sell under the ATM Agreement during the next twelve months is approximately $264,000 under our current registration statement. We may be able to sell more shares under this agreement over the next twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement. The price of our common stock as of March 17, 2014 was $4.26 and therefore the facility is not available to us at this time.

After our financing in February 2014, and subsequent exercises of warrants to purchase our common stock, based on our ongoing and planned new programs and operations, we expect our existing cash to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, including wrap up costs of completing the GOG 186I trial, initial startup costs of planning for a pivotal Phase 3 study in ZYBRESTAT® for the treatment of advanced relapsed ovarian cancer, initiation of a clinical trial in a Phase 2 trial of ZYBRESTAT® in neuroendocrine tumors, and, if we finalize an agreement with a non-profit collaborator, to initiate and share in the costs of a Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. Any significant further development of ZYBRESTAT® such as conducting pivotal Phase 3 studies in ovarian cancer or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making the judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition

In December 2011, we established a distribution agreement to provide access to ZYBRESTAT® for the treatment of patients with ATC in certain specified territories on a compassionate use basis. The program provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT® to individual ATC patients while it is still in development. Our agreement provides that upon the receipt of ZYBRESTAT® by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by us. If the distributor does not notify us of any defective product within the 30-day period it will be deemed to have accepted the product. Revenue is recognized based on product accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to us, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of ZYBRESTAT® in the preceding quarter, less the cost of introductory drug provided at no cost. This revenue will be recognized upon notification from the distributor of the gross margin earned. Currently, our drug is expensed as manufactured, since it is still in development. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods sold has been recorded.

Valuation of preferred stock and warrants

In April 2013, we issued Series A Preferred Stock, Series A Warrants and Series B Warrants in a private placement. The Series A Preferred Stock issued in the offering had a beneficial conversion feature and, as a result, we recognized approximately $2.48 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, we estimated the relative fair value of the Series A Preferred Stock, the Series A Warrants and the Series B Warrants issued in order to determine the amount of the beneficial conversion feature present in the Series A Preferred Stock. The Series A Preferred Stock was valued using Level 2 inputs by reference to the market value of our common stock into which the Series A Preferred Stock was convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	April 2013 Private Placement Series A Warrants	April 2013 Private Placement Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

In September 2013, we issued Series B Preferred Stock and Warrants in a private placement and, using a portion of the proceeds of the private placement, redeemed the remaining outstanding shares of Series A Preferred Stock issued in April 2013. As a result of the redemption, the fair value of the consideration transferred to the holders of the Series B Preferred Stock and the carrying amount of the Series A Preferred Stock were treated as a non-cash deemed dividend to the shareholders of the Series B Preferred Stock. We recognized approximately $2.31 million as a non-cash deemed dividend. In order to calculate the amount of the deemed dividend, we calculated the amount of the consideration transferred to the holders of the Series B Preferred Stock which included the estimated value of the Series B Preferred Stock and Warrants. The fair value of the Series B Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series B Preferred Stock is convertible. The fair values for the Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions	September 2013 Private Placement Warrants
Risk-free interest rate	0.24%
Expected life (years)	1.9
Expected volatility	79%
Dividend yield	0.00%

RESULTS OF OPERATIONS

Years ended December 31, 2013, 2012 and 2011

Product revenues

We recognized $95,000 in product revenues for the year ended December 31, 2013 as compared to $156,000 and $0 in the year ended December 31, 2012and 2011, respectively. Product revenue in 2013 and 2012 represents amounts recognized under our distribution agreement for the distribution and sale of ZYBRESTAT® to compassionate use patients, which we entered into in December 2011. Revenues from our distribution agreement can vary from year to year depending on how much drug is sold on a compassionate use basis by our distributor. In both years, we recognized product revenues after delivery of ZYBRESTAT® for compassionate use to the distributor and the 30 day inspection period had expired at which point the drug was deemed accepted. Additionally, in 2012, we recognized approximately $8,000 as revenue for 20% of the distributor’s gross margin, as defined in the agreement, on its sales in the preceding quarter, after the distributor notified us of the amount. In 2014, we expect approximately the same range of revenue as 2013 and 2012, although there can be no assurance of this and at this time, we have no future firm orders from the distributor.

ZYBRESTAT® is expensed in the period it is manufactured because it is in the development stage and does not have an alternative future use. As a result, the product provided to the distributor had a zero cost basis, and therefore there is no cost-of-goods sold.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

				Change		Change
	Years ended December 31,			2013 versus 2012		2012 versus 2011
	2013	2012	2011	Amount	%	Amount	%
External services	$2,261	$1,566	$2,519	$695	44%	$(953)	-38%
Employee compensation and related	890	1,250	1,965	(360)	-29%	$(715)	-36%
Employee Stock-based compensation	109	135	301	(26)	-19%	$(166)	-55%
Other	376	572	506	(196)	-34%	$66	13%

Total research and development	$3,636	$3,523	$5,291	$113	3%	$(1,768)	-33%

Research and development expenses increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, and decreased in the year ended December 31, 2012 as compared to the year ended December 31, 2011. In 2013, the increase as compared to 2012 is primarily due to external services costs for the manufacturing of drug product for clinical use and potentially for the filing of a European Marketing Authorization application for ZYBRESTAT® in ATC. In 2012, the decrease as compared to 2011 was primarily related to completing many clinical programs from the prior two to three years and focusing our efforts on our most promising early-stage programs including restructuring and reducing our staff to reflect the decreased level of activity. The clinical programs we completed included trials in our ZYBRESTAT® for oncology program, including those we conducted in ATC and non-small cell lung cancer, and to a lesser extent clinical trials in our OXi4503 program and our ZYBRESTAT® for ophthalmology programs.

External services include manufacturing for our drug product for clinical use, manufacturing for our drug product required for regulatory filings, clinical research organizations, clinical site services, labs and many other outside services. The increase in external services expense in the year ended December 31, 2013 as compared to the year ended December 31, 2012, is primarily attributable to costs associated with manufacturing our drug product primarily for activities associated with the potential filing of a European Marketing Authorization application for ZYBRESTAT® in ATC. Such drug is expensed as manufactured and the associated cost can be impacted by the timing of when we need drug product for research and clinical trials and supplying drug for the EMA filing. The increase in manufacturing expenses in the year ended December 31, 2013 as compared to the year ended December 31, 2012, was offset in part by a decrease in external services due to the completion of the clinical trials as referenced above. The decrease in external services expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due primarily to costs associated with our previous clinical programs that have been completed or suspended, including those we conducted in ATC as referenced above.

Employee compensation and related expenses include employee compensation, temporary help, employee benefits and travel. The reduction in employee compensation and related expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due to a reduction in clinical employees and related employee costs due to delays in initiating new clinical trials. The reduction for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the reduction of research and development programs as noted above and associated restructuring and reduction of staff for the decreased level of activity.

Employee stock-based compensation expense decreased for the year ended December 31, 2013 and the year ended December 31, 2012 compared to the year ended December 31, 2012 and the year ended December 31, 2011, respectively, due primarily to the reduction in headcount as described above; this amount can also vary significantly from period to period due to the timing and vesting of option grants.

Other expenses include facility expenses and licensing fees and amortization. Other expenses have decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to a reduction in facilities and related expenses. Other expenses increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to a license fee we expensed in the 2012 year.

Based on our business strategy as outlined in the business section above, we expect research and development expenses to increase in the year ending December 31, 2014 as compared to the year ended December 31, 2013. We have initiated and may continue to incur costs for drug manufacturing activities associated with the potential EMA filing for a European Marketing Authorization application for ZYBRESTAT® in ATC. Additionally, we expect to incur costs associated with the initiation of our Phase 2 trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers, and, if we finalize an agreement with a non-profit collaborator, we expect to share in the costs of initiating a Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. Therefore, research and development expenses are expected to increase in 2014 as compared to 2013. As of December 31, 2013, we have a balance of unapplied purchase orders for expenditures related to drug manufacturing activities of approximately $2,077,000, of which approximately $162,000 was estimated and accrued at December 31, 2013 for services performed, leaving approximately $1,345,000 to be incurred. Of the $1,345,000 amount to be incurred, we may incur approximately $1,260,000 over the next twelve months, of which approximately $570,000 is committed under non-cancelable contracts.

Including the proceeds from our recent financing in February 2014 and subsequent exercises of warrants to purchase our common stock, we expect our existing cash and cash equivalents to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, including wrap up costs of completing the GOG 186I trial, initial startup costs of planning for a pivotal Phase 3 study in ZYBRESTAT® for the treatment of advanced relapsed ovarian cancer, initiation of a Phase 2 clinical trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers and, if we finalize an agreement with a non-profit collaborator, to initiate and share in the costs of a Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. However, this level of cash utilization does not allow for any additional significant projects, including a pivotal clinical trial in ovarian cancers, to further the development of our most advanced product candidates. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and the amount and percentage change in these components

				Change		Change
	Years ended December 31,			2013 versus 2012		2012 versus 2011
	2013	2012	2011	Amount	%	Amount	%
Employee compensation and related	$1,378	$1,441	$1,788	$(63)	-4%	$(347)	-19%
Employee Stock-based compensation	389	217	441	172	79%	$(224)	-51%
Consulting and professional services	2,205	2,117	1,976	88	4%	$141	7%
Other	767	915	1,170	(148)	-16%	$(255)	-22%

Total general and administrative	$4,739	$4,690	$5,375	$49	1%	$(685)	-13%

Employee compensation and related expenses decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to not incurring transition costs we incurred in 2012 of consolidating our Massachusetts administrative offices, including our finance employees, to our California headquarters. Employee compensation and related expenses decreased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to a restructuring and reduction in headcount in September 2011.

Employee stock-based compensation expense increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to a grant of restricted stock to an officer having a value of approximately $200,000. Employee stock-based compensation expense decreased in the fiscal year ended December 31, 2012 compared to the year ended December 31, 2011, due in part to the reduction in headcount. This amount can also vary significantly from period to period due to the timing and vesting of option grants.

Consulting and professional services expenses increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, due primarily to legal costs associated with financing efforts which were delayed and therefore expensed, and board compensation for increased membership, offset in part by lower consulting costs associated with investor relations and shareholder meeting costs. Consulting and professional services expenses increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011, due to administrative, legal and investor relations costs, in part due to our reverse stock split, and board fees which increased due to a revised Board compensation policy.

Other expenses decreased in the years ended December 31, 2013 and 2012 as compared to the fiscal years ended December 31, 2012 and 2011, respectively, due primarily to a reduction in facility related costs, including insurance, due to the closing of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space. The decrease in other expenses was in part offset by an increase in Delaware franchise tax fees in the year ended December 31, 2011 due to an increase in the number of authorized shares.

We continue to evaluate general and administrative expenses and look for ways to decrease such costs. As discussed above, we expect to begin new clinical trials and may incur increased manufacturing costs in the 2014 fiscal year, in which case general and administrative expenses could increase in support of research and development activities. As a result, general and administrative expenses in the future could vary significantly from those incurred in the 2013 fiscal year.

Restructuring expenses

We recorded a restructuring charge of $1,226,000 in the year ended December 31, 2011 and recorded net adjustments to the charge of $15,000 in the year ended December 31, 2012. This charge was a result of a restructuring plan announced on September 1, 2011, which included a reduction in work force, and was designed to focus our capital resources on our most promising early-stage clinical programs and further reduce our cash utilization. The restructuring was completed in 2012.

Other Income and Expenses

The table below summarizes the components of Other Income and Expenses for the periods indicated, in thousands:

	Years ended December 31,
	2013	2012	2011
Change in fair value of warrants	$—	$6	$2,222
Investment income	4	12	7
Other (expense) income, net	(1)	(25)	10

Total	$3	$(7)	$2,239

We recorded an unrealized (non-cash) gain in the years ended December 31, 2012 and 2011 as a result of the change in the estimated fair market value of our common stock warrants issued in connection with private placements of shares of our common stock.

Investment income primarily reflects increases and decrease in cash balances due to interest earned on our operating cash accounts.

The Other (expense) income amounts primarily reflect foreign exchange gains and losses which can vary depending on exchange rates agreements with foreign vendors and the timing of expenditures.

The table below summarizes the components of the change in fair value of warrants for the periods indicated, in thousands:

	Years ended December 31,
	2013	2012	2011
Committed Equity Financing Facility Warrants	$—	$—	$3
Direct Registration Warrants	—	6	102
Gain recognized in connection with warrant exchange agreements	—	—	690
Private Placement Warrants	—	—	1,427

Total gain (loss) on change in fair market value of derivatives	$—	$6	$2,222

Tax Matters

At December 31, 2013, we had a net operating loss carry-forward of approximately $212,591,000 for U.S. income tax purposes, which will begin to expire for U.S. purposes in 2020. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $2,642,000 from the year ended December 31, 2012 to the year ended December 31, 2013 and decreased by approximately $195,000 from the year ended December 31, 2011 to the year ended December 31, 2012. The increase between years 2012 and 2013 was due primarily to the increase in the federal net operating loss. The decrease between years 2011 and 2012 was due primarily to the decrease in Massachusetts research and development credit carry-forwards and decrease in Massachusetts net operating loss carry-forwards due to discontinued operations in the state.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement with Symphony Capital Partners, L.P., which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in the year 2000. As of December 31, 2013, we had an accumulated deficit of approximately

$238,508,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of approximately $7,005,000 at December 31, 2013 and, after our recent financing in February 2014, we had cash as of February 28, 2014 of approximately $16,204,000. Additionally in March 2014, warrants were exercised for the purchase of 3,767,592 shares of common stock for net proceeds of approximately $9,279,000 through March 17, 2014.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(8,277)	$(8,079)	$(9,653)
Non-cash adjustments to net loss	789	632	(1,221)
Changes in operating assets and liabilities	487	(888)	(910)

Net cash used in operating activities	(7,001)	(8,335)	(11,784)

Investing activities:
Change in other assets	(35)	(8)	—

Net cash used in investing activities	(35)	(8)	—

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	6,295	—	—
Proceeds from issuance of common stock, net of issuance costs	2,800	3,317	17,154

Net cash provided by financing activities	9,095	3,317	17,154

Increase (decrease) in cash and cash equivalents	2,059	(5,026)	5,370
Cash and cash equivalents at beginning of period	4,946	9,972	4,602

Cash and cash equivalents at end of period	$7,005	$4,946	$9,972

The net cash used in operating activities was $7,001,000 in the year ended December 31, 2013 compared to $8,335,000 in the comparable period in 2012. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the year 2013 was also impacted by an increase in accounts payable, primarily for expenses related to the manufacturing of ZYBRESTAT®. Net cash used in operating activities in the year 2012 was also impacted significantly by the pay down of accounts payable and accrued liabilities, as many of our clinical trial programs were winding down.

The net cash used in operating activities was $8,335,000 in the year ended December 31, 2012 compared to $11,784,000 in the comparable period in 2011. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily in the year 2011 from a change in the fair value of warrants and other financial instruments of $2,222,000. Net cash used in operating activities in the year ended December 31, 2012 was also impacted by the pay down of our accrued restructuring costs and for both the 2012 and 2011 year end periods by the reduction of accrued liabilities offset in part by non-cash stock-based compensation.

Net cash provided by financing activities was $9,095,000 for the year ended December 31, 2013 compared to $3,317,000 in the comparable period in 2012. Net cash provided by financing activities for the year ended December 31, 2013 was primarily attributable to net proceeds from the sale of preferred stock and warrants in private placements in April and September 2013, net of the redemption of a portion of the preferred stock issued in April 2013, and to a lesser extent from the sale of common stock pursuant to the ATM Agreement, as discussed below. Additionally, in the year ended December 31, 2013, we received proceeds from the exercise of our Series B Warrants. Net cash provided by financing activities in the year ended December 31, 2012 was attributable to net proceeds from the sale of common stock pursuant to the LPC Purchase Agreement and ATM Agreement described below.

On April 16, 2013, we closed an offering pursuant to the terms of a private placement agreement, in which we raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over our common stock, including liquidation rights.

During the year ended December 31, 2013, the investor in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of our common stock.

On September 23, 2013, we agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000.

Also included in the April 2013 offering were warrants to purchase shares of our common stock, as follows:

(A) Series A Warrants to purchase 1,377,412 shares of our common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40; and

(B) Series B Warrants to purchase 1,377,412 shares of our common stock, which were exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

At the closing, we also issued to the placement agent and related persons Series A Warrants to purchase 82,645 shares of our common stock.

The Series A Warrants and Series B Warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of Series A Warrants or Series B Warrants can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant, or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the April 2013 private placement, we filed a registration statement on Form S-3 with the SEC on April 24, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting costs associated with the offering, the net proceeds of this offering were approximately $4,192,000. The Series A Preferred Stock contained a beneficial conversion feature and, as a result, we recognized approximately $2.48 million as a non-cash deemed dividend.

On September 23, 2013, we closed on another offering pursuant to the terms of a private placement agreement, in which we raised $5,800,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of our Series B Preferred Stock. On September 23, 2013, we also agreed to redeem the remaining outstanding balance of the Series A Preferred Stock of 2,802 shares which had a redemption value of approximately $2,802,000. Subject to certain ownership limitations, shares of Series B Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 2,452,431 shares of our common stock. The Series B Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over the common stock, including liquidation rights.

During year ended December 31, 2013, the investor in the private placement converted 5,800 shares of Series B Preferred Stock into 2,452,431 shares of our common stock.

Also included in the offering were warrants to purchase 2,452,431 shares of our common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

At the closing, we also issued to our placement agent and related persons warrants to purchase 147,145 shares of our common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

The warrants contain limitations that prevent the holders of any warrants from acquiring shares upon exercise of warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the September 2013 private placement, we filed a registration statement on Form S-3 on October 2, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants.

We used the proceeds of the September 2013 offering in part to redeem the outstanding shares of Series A Preferred Stock issued in April 2013 (see above). As a result of the redemption, we recognized approximately $2.31 million as a non-cash deemed dividend. After deducting costs associated with the offering, and deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,142,000.

On February 18, 2014, we closed on a public offering of common stock and warrants, in which we raised approximately $11,106,000 in net proceeds, after deducting placement agents’ fees, and before other offering expenses. Investors purchased an aggregate of approximately $12 million of units, in a registered public offering, at a price per unit of $2.05. Each unit consisted of one share of common stock and 0.5 of a warrant to purchase a share of our common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants are exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 292,682 shares of our common stock, which are exercisable 180 days after issuance, have a five-year term and an exercise price of $2.56 per share.

The warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The Company is limited as to how many shares it can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of March 7, 2014, the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under its current registration statement. However, the Company is restricted by the terms of the securities purchase agreements that it entered into during 2013 and 2014 from making sales under this agreement until November 2014 . Subject to these restrictions, the Company may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, the Company issued 422,206 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the year ended December 31, 2013. Additionally, the

Company issued 178,000 shares of common stock in connection with the ATM Agreement for proceeds of approximately $1,270,000 net of issuance costs, during the year ended December 31, 2012.

In November 2011, we entered into a purchase agreement, the LPC Purchase Agreement, for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the SEC. With this restriction and because the price of our common stock as of March 17, 2014 was $4.26, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the 36-month term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

In connection with the LPC Purchase Agreement, the Company issued 294,000 shares of common stock for proceeds of approximately $2,047,000, net of issuance costs, during the year ended December 31, 2012, including 6,493 shares issued as a commitment fee. No shares of common stock were issued under this agreement during the year ended December 31, 2013.

In December 2011, we established a distribution agreement with a Danish company, which was expanded in August 2012, to provide access to ZYBRESTAT® for the treatment of patients in certain specified territories with ATC on a compassionate use basis. Our Named Patient Program, managed by the Danish company, provides a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe ZYBRESTAT® to individual ATC patients while it is still in development. Under the terms of the agreement, we provide ZYBRESTAT® to the Danish company. The Danish company serves as exclusive distributor for ZYBRESTAT® in the specified territories for this purpose and provides ZYBRESTAT® to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as ZYBRESTAT® may obtain marketing approval in that territory. The specified territories include the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea, and the agreement may also be expanded to include other countries on a country-by-country basis. OXiGENE and the Danish company will cooperate on regulatory activities relating to ZYBRESTAT® for the treatment of ATC within the specified territories. There will be no transfer of ownership of intellectual property rights for ZYBRESTAT® to the Danish company under the terms of the agreement. We do not expect to receive significant income from the Danish company under this arrangement. In the years ended December 31, 2013 and 2012, we recognized $95,000 and $156,000, respectively of product revenue under this agreement.

After our recent financing in February 2014 and subsequent exercises of warrants to purchase our common stock, based on our limited ongoing and planned new programs and operations, we expect our existing cash to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, including wrap up costs of completing the GOG 186I trial, initial startup costs of planning for a pivotal Phase 3 study in ZYBRESTAT® for the treatment of advanced relapsed ovarian cancer, initiation of a Phase 2 clinical trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers and, if we finalize an agreement with a non-profit collaborator, to initiate and share in the costs of a

Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. However, it does not allow for any pivotal clinical trial of ZYBRESTAT® in ovarian cancer. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

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

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2013 in thousands:

	2014	2015	2016	2017	2018 and thereafter	Total
Clinical development and related commitments	$590	$20	$—	$—	$—	$610
Operating leases	100	—	—	—	—	100

Total contractual obligations	$690	$20	$—	$—	$—	$710

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2013, we have paid a total of $2,500,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $200,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for the commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, ZYBRESTAT®. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of ZYBRESTAT® under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have adopted an Investment Policy, the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields while preserving principal. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Our cash and cash equivalents are maintained in U.S. dollar accounts. Although we may from time to time manufacture drugs and conduct trials and studies outside of the United States, we believe our exposure to foreign currency risk to be immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2013 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” to be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” to be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” to be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” to be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” to be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 14, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012 and July 17, 2013. %%%%

3.2	Amended and Restated By-Laws of the Registrant. %%%

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Registration Rights Agreement, dated February 19, 2008, by and between the Registrant and Kingsbridge Capital Limited.^^^^

4.4	Amendment No. 1 to the Stockholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC dated as of October 1, 2008. §

4.5	Form of Five-year Warrant, dated as of July 15, 2009. €€

Exhibit Number	Description

4.6	Amendment No. 2 to Stockholder Rights Agreement by and between OXiGENE, Inc. and American Stock Transfer & Trust Company, LLC, dated as of October 14, 2009. £

4.7	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 10, 2010, by and between the Registrant and American Stock Transfer and Trust Company, LLC. ΩΩΩΩ

4.8	Amendment No. 4 to Stockholder Rights Agreement, dated as of January 18, 2011, by and between the Registrant and American Stock Transfer and Trust Company, LLC. aaa

4.9	Amendment No. 5 to Stockholder Rights Agreement, dated as of November 28, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC. xxx

4.10	Amendment No. 6 to Stockholder Rights Agreement, dated as of April 11, 2013, by and between the Registrant and American Stock Transfer & Trust Company, LLC @@

4.11	Form of Series A/B Common Stock Purchase Warrant. @@

4.12	Form of Common Stock Purchase Warrant. &&

4.13	Amendment No. 7 to Stockholder Rights Agreement, dated as of September 20, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC. &&

4.14	Form of Common Stock Purchase Warrant. &&&

4.15	Form of Placement Agent Purchase Warrant. &&&

10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. ++

10.4	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.11	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.12	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $

10.13	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $

10.14	Form of Indemnification Agreement. !!!!!

Exhibit Number	Description

10.15	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.16	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.17	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

10.18	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.19	OXiGENE, Inc. 2005 Stock Plan (as amended on May 24, 2012). x

10.20	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.21	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.22	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.23	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. p

10.24	Employment Agreement by and between the Registrant and Barbara D. Riching dated as of February 2013. ##

10.25	Amendment No. 1 to At Market Issuance Agreement, dated as of May 31, 2012, by and between the Registrant and McNicoll, Lewis & Vlak LLC. %

10.26	Consulting Agreement with David Chaplin, Ph.D., dated as of January 2013. %%

10.27	Amendment to Consulting Agreement with David Chaplin, Ph.D., dated as of February 27, 2013.+++

10.28	Letter agreement dated as of April 10, 2013, by and between OXiGENE, Inc. and Dawson James Securities, Inc. @@

10.29	Securities Purchase Agreement, dated as of April 10, 2013, between the Registrant and the purchasers named therein. @@

10.30	Registration Rights Agreement, dated as of April 10, 2013, between the Registrant and the purchasers named therein. @@

10.31	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III GATEWAY, LLC, a Delaware limited liability company. @@@

10.32	Letter to Stockholders, dated June 27, 2013. pppp

10.33	Letter agreement dated as of September 18, 2013, by and between Registrant and H.C. Wainwright & Co. &&

10.34	Form of Securities Purchase Agreement dated as of September 18, 2013, by and among Registrant and the purchasers named therein. &&

10.35	Form of Registration Rights Agreement dated as of September 18, 2013, by and among Registrant and the purchasers named therein. &&

10.36	Letter agreement dated as of February 11, 2014, by and between OXiGENE, Inc. and H.C. Wainwright & Co., LLC. &&&

Exhibit Number	Description

10.37	Form of Securities Purchase Agreement dated as of February 12, 2014, by and among OXiGENE, Inc. and the purchasers signatory thereto. &&&

10.38	License Agreement, dated as of June 14, 2012, by and between the Registrant and Angiogene Pharmaceuticals Ltd. X $$$$

14.1	Corporate Code of Conduct and Ethics. ####

23.1	Consent of Independent Registered Public Accounting Firm. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

101	Interactive Data Files for the fiscal years ended December 31, 2013 and December 31, 2012:

101.INS—XBRL Instance Document
101.SCH—XBRL Taxonomy Extension Schema
101.CAL—XBRL Taxonomy Extension Calculation Linkbase
101.DEF—XBRL Taxonomy Extension Definition Linkbase
101.LAB—XBRL Taxonomy Extension Label Linkbase
101.PRE—XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) filed on June 24, 1993, and any amendments thereto.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

@@@	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

####	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.
^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

§	Incorporated by reference to the Registrant’s Amendment No. 1 to its Current Report on Form 8-K/A, filed on October 10, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

€€	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 15, 2009.

£	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009.

ΩΩΩΩ	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 11, 2010.

aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.

p	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

##	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013.

%	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-181813) filed on May 31, 2012.

%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.

+++	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

pppp	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 1, 2013.

x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-190409) filed on August 8, 2013.

%%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 22, 2013.

@@	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2013.

&&	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 20, 2013.

&&&	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2014.

@	Management contract or compensatory plan or arrangement.

X	Filed with this report.

$$$$	Confidential treatment has been requested for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/S/ PETER J. LANGECKER
Peter J. Langecker Chief Executive Officer

Date: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER J. LANGECKER Peter J. Langecker	Chief Executive Officer and Director (Principal executive officer)	March 20, 2014

/S/ BARBARA RICHING Barbara Riching	Chief Financial Officer (Principal financial and accounting officer)	March 20, 2014

/S/ FREDERICK W. DRISCOLL Frederick W. Driscoll	Chairman of the Board and Director	March 20, 2014

/S/ DAVID CHAPLIN David Chaplin	Director	March 20, 2014

/S/ TAMAR D. HOWSON Tamar D. Howson	Director	March 20, 2014

/S/ GERALD MCMAHON Gerald McMahon	Director	March 20, 2014

/S/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	Director	March 20, 2014

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Financial Statements

The following financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

OXiGENE, Inc.

We have audited the accompanying balance sheets of OXiGENE, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXiGENE, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 20, 2014

OXiGENE, Inc.

Balance Sheets

(All amounts in thousands,

except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$7,005	$4,946
Restricted cash	—	20
Prepaid expenses	93	135
Other current assets	67	142

Total current assets	7,165	5,243
Property and equipment, net of accumulated depreciation of $268 and $357 at December 31, 2013 and December 31, 2012, respectively	36	13
License agreements, net of accumulated amortization of $1,406 and $1,309 at December 31, 2013 and December 31, 2012, respectively	93	191

Total assets	$7,294	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$416
Accrued research and development	317	181
Accrued other	458	304

Total current liabilities	1,251	901
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 and 100,000 shares authorized at December 31, 2013 and December 31, 2012 respectively; 5,586 and 1,746 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	56	17
Additional paid-in capital	244,495	229,961
Accumulated deficit	(238,508)	(225,432)

Total stockholders’ equity	6,043	4,546

Total liabilities and stockholders’ equity	$7,294	$5,447

See accompanying notes.

OXiGENE, Inc.

Statements of Comprehensive Loss

(All amounts in thousands,

except per share data)

	Years ended December 31,
	2013	2012	2011
Product revenues	$95	$156	$—
Operating expenses:
Research and development	3,636	3,523	5,291
General and administrative	4,739	4,690	5,375
Restructuring (Note 4)	—	15	1,226

Total operating expenses	8,375	8,228	11,892

Loss from operations	(8,280)	(8,072)	(11,892)
Change in fair value of warrants	—	6	2,222
Investment income	4	12	7
Other (expense) income, net	(1)	(25)	10

Net loss and comprehensive loss	(8,277)	(8,079)	(9,653)
Non-cash deemed dividend to preferred stock	(4,799)	—	—

Net loss attributable to common stock	$(13,076)	$(8,079)	$(9,653)

Basic and diluted net loss per share attributable to common stock	$(4.67)	$(5.48)	$(10.37)

Weighted-average number of common shares outstanding	2,803	1,473	931

See accompanying notes.

OXiGENE, Inc.

Statements of Stockholders’ Equity (Deficit)

(All amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2010	458	$5	—	$—	$202,440	$(207,700)	$(5,255)

Net loss and comprehensive loss	—	—	—	—	—	(9,653)	(9,653)
Issuance of common stock in connection with the private placement warrant exchange	130	1	—	—	5,382	—	5,383
Issuance of common stock under ATM, net of expenses of $1,013	650	7	—	—	17,139	—	17,146
Issuance of common stock for the initial commitment fee in connection with the
LPC purchase agreement	25	—	—	—	314	—	314
Issuance of common stock under employee stock purchase plan	—	—	—	—	8	—	8
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange	—	—	—	—	3	—	3
Stock based compensation expense	2	—	—	—	851	—	851

Balance December 31, 2011	1,265	13	—	—	226,137	(217,353)	8,797

Net loss and comprehensive loss	—	—	—	—	—	(8,079)	(8,079)
Issuance of common stock under ATM, net of expenses of $137	178	1	—	—	1,269	—	1,270
Issuance of common stock to LPC, net of expenses of $552	294	3	—	—	2,044	—	2,047
Additional shares due to reverse stock split	7	—	—	—	—	—	—
Stock based compensation expense	2	—	—	—	511	—	511

Balance December 31, 2012	1,746	17	—	—	229,961	(225,432)	4,546

Net loss and comprehensive loss	—	—	—	—	—	(8,277)	(8,277)
Issuance of common stock under ATM, net of expenses of $72	422	4	—	—	1,932	—	1,936
Issuance of preferred stock in connection with the private placement, net of expenses of $1,703	—	—	11	—	9,097	—	9,097
Redemption of preferred stock in connection with the private placement	—	—	(3)	—	(2,802)	—	(2,802)
Non-cash deemed dividend to preferred stock in connection with the private placement	—	—	—	—	4,799	(4,799)	—
Conversion of preferred stock to common stock	3,058	31	(8)	—	(31)	—	—
Issuance of common stock in connection with the exercise of Series B warrants, net of expenses of $55	270	3	—	—	861	—	864
Stock based compensation expense	90	1	—	—	678	—	679

Balance December 31, 2013	5,586	$56	—	$—	$244,495	$(238,508)	$6,043

See accompanying notes.

OXiGENE, Inc.

Consolidated Statements of Cash Flow

(All amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(8,277)	$(8,079)	$(9,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(6)	(2,222)
Depreciation	12	29	53
Amortization of license agreement	98	98	97
Stock-based compensation	679	511	851
Changes in operating assets and liabilities:
Restricted cash	20	—	55
Prepaid expenses and other current assets	117	464	(9)
Accounts payable and accrued expenses	350	(1,352)	(956)

Net cash used in operating activities	(7,001)	(8,335)	(11,784)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(35)	(8)	—

Net cash used in investing activities	(35)	(8)	—

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	6,295	—	—
Proceeds from issuance of common stock, net of issuance costs	1,936	3,317	17,146
Proceeds from exercise of Series B warrants into common stock, net of issuance costs	864	—	—
Proceeds from exercise of employee stock plans	—	—	8

Net cash provided by financing activities	9,095	3,317	17,154

Increase (decrease) in cash and cash equivalents	2,059	(5,026)	5,370
Cash at beginning of period	4,946	9,972	4,602

Cash at end of period	$7,005	$4,946	$9,972

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$7,998	$—	$—
Redemption of preferred stock in connection with the private placement	$2,802	$—	$—
Non-cash deemed dividend to preferred stock	$4,799	$—	$—
Issuance of common stock in connection with the private placement warrant exchange	$—	$—	$5,383
Issuance of common stock for the initial commitment fee in connection with the LPC purchase agreement	$—	$—	$314
Reclassification of CEFF warrants to equity from derivative liability due to warrant exchange	$—	$—	$3

See accompanying notes.

OXiGENE, INC.

Notes to Financial Statements

December 31, 2013

1.    Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, ZYBRESTAT® and OXi4503.

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

The Company has experienced net losses every year since inception and, as of December 31, 2013, had an accumulated deficit of approximately $238,508,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of licensing or other income. As of December 31, 2013, the Company had approximately $7.0 million in cash. The Company also raised $12.0 million in gross proceeds in a public offering of common stock and warrants in February 2014, as described in Note 11.

After the recent financing in February 2014 and subsequent exercises of warrants to purchase our common stock, and based on the Company’s limited ongoing programs and planned new programs and operations, the Company expects its existing cash to support its operations through at least the end of 2015. The Company expects this level of cash utilization to allow it to continue its ongoing programs, including wrap up costs of completing the GOG 186I trial, initial startup costs of planning for a pivotal Phase 3 study in ZYBRESTAT® for the treatment of advanced relapsed ovarian cancer, initiation of a Phase 2 clinical trial of ZYBRESTAT® in patients with recurrent GI-NETs with elevated biomarkers and, if it finalizes an agreement with a non-profit collaborator, to initiate and share in the costs of a Phase 1b/2 trial of ZYBRESTAT® in relapsed ovarian cancer in combination with Votrient®. However it does not allow for a pivotal clinical trial of ZYBRESTAT® in ovarian cancer. Any significant further development of ZYBRESTAT® or other capital intensive activities will be contingent upon the Company’s ability to raise additional capital in addition to its existing financing arrangements.

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be

OXiGENE, INC.

Notes to Financial Statements — (Continued)

available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. The Company’s ability to raise additional capital could also be impaired if it is unable to comply with the listing standards of The NASDAQ Capital Market and instead has to trade its common shares in the over-the-counter market

Significant Accounting Policies

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

Cash and Restricted Cash

The Company has $0 and $20,000 of restricted cash as of December 31, 2013 and 2012, respectively that is used to secure financing through a Company credit card. This amount is classified apart from cash on the Balance Sheets.

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

As of December 31, 2013 and 2012, the Company did not hold any assets or liabilities subject to measurement on a recurring basis, except the derivative liabilities and other financial instruments discussed below in “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock” which are valued using level 3 inputs. The Company was required to measure, on a non-recurring basis, the fair value of its convertible preferred stock and warrants issued in the April 2013 and September 2013 financing transactions. The methods and assumptions used to value those instruments is disclosed in Note 6 to the financial statements.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the lesser of the estimated useful lives of the assets, which range from three to five years, or the applicable lease term.

License Agreements

The carrying value of the license agreement with Arizona State University (ASU) is being amortized over the term of the agreement, which is approximately 15.5 years (see Note 3). The technology licensed from ASU is related to the Company’s ZYBRESTAT® and OXi4503 programs. The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events, such as a going concern opinion and continuing losses, periodically. Both the ZYBRESTAT® and OXi4503 programs utilize intellectual property under the license agreement, demonstrating alternative future use in other research and development projects. The Company determined that there are no indicators of impairment of the asset as of December 31, 2013. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Comprehensive Net Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income (loss). Comprehensive income (loss) may include changes in the unrealized gains or losses on available-for-sale securities. For the periods presented, there are no components of other comprehensive income or accumulated comprehensive income and net loss is equal to comprehensive loss.

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

2. Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consisted of the following at the dates indicated below (in thousands):

	Years ended December 31,
	2013	2012
Leasehold improvements	$6	$24
Equipment	262	297
Furniture and fixtures	36	49

Total gross assets	304	370
Less accumulated depreciation	(268)	(357)

Total furniture and fixtures, equipment and leasehold improvements	$36	$13

OXiGENE, INC.

Notes to Financial Statements — (Continued)

3.    License Agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2013, the Company has paid a total of $2,500,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and is amortizing this amount over the patent life or 15.5 years.

The Company expects to record amortization expense related to this license agreement of approximately $7,800 per month through December 2014. The net book value at December 31, 2013 and 2012 was $93,000 and $191,000 respectively.

4.    Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $721,000 of research and development restructuring expenses and approximately $505,000 of general and administrative restructuring expenses in the year ended December 31, 2011. In the year ended 2012, the Company made adjustments to the accrual of approximately $20,000 to increase the restructuring charge for general and administrative expenses and approximately $5,000 to decrease research and development expenses. The restructuring expenses include severance payments, health and medical benefits and related taxes. Activities under the 2011 restructuring plan were complete as of November 2012, therefore there were no further restructuring expenses recorded in the year ended December 31, 2013.

The following table sets forth the components of the Company’s restructuring for the years ended December 31, 2012 and 2011 (in thousands):

				Amounts Paid	Foreign Currency Adjust- ment	Amount Accrued	Amounts Paid	Adjust- ment	Foreign Currency Adjust- ment	Amount Accrued
	Original Charges	Adjust- ment	Charges to date	Years ended December 31,
				2011			2012
G&A	$425	$80	$505	$(373)	$—	$132	$(152)	$20	$—	$—
R&D	721		721	(178)	(22)	521	(526)	(5)	10	—

Total restructuring	$1,146	$80	$1,226	$(551)	$(22)	$653	$(678)	$15	$10	$—

5.    Accrued Other

Accrued other consisted of the following at the dates indicated below (in thousands):

	Years ended December 31,
	2013	2012
Accounting and Legal	$154	$131
Payroll	116	79
Other	188	94

Total accrued other	$458	$304

OXiGENE, INC.

Notes to Financial Statements — (Continued)

6.    Stockholders’ Equity – Common and Preferred Shares

Private Placements of Preferred Shares and Warrants

April 2013 Private Placement

On April 16, 2013, the Company closed on an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,000,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over the common stock, including liquidation rights.

During the year ended December 31, 2013, the investor in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of the Company’s common stock.

In connection with the September 2013 private placement, the Company agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000. See below under September 2013 Private Placement.

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

The Series A Warrants and Series B Warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of Series A Warrants or Series B Warrants can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant, or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the April 2013 private placement, we filed a registration statement on Form S-3 with the SEC on April 24, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants and the Series B Warrants. After deducting costs associated with the offering, the net proceeds of this offering were approximately $4,192,000.

During the year ended December 31, 2013, the investor in the private placement exercised 270,390 Series B Warrants into 270,390 shares of the Company’s common stock for net proceeds of approximately $864,166. In the months of January through March 2014, the investor in the private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,119,000. 757,022 Series B Warrants remain outstanding at an exercise price of $3.40 as of March 17, 2014.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

Level 2 inputs by reference to the market value of the Company’s common stock into which the Series A Preferred Stock is convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

	Private Placement	Private Placement
Weighted Average Assumptions	Series A Warrants	Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

September 2013 Private Placement

On September 23, 2013, the Company closed on another offering pursuant to the terms of a private placement agreement, in which the Company raised $5,800,000 in gross proceeds, before deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of the Company’s Series B Preferred Stock. On September 23, 2013, we also agreed to redeem the remaining outstanding balance of the Series A Preferred Stock of 2,802 shares which had a redemption value of approximately $2,802,000. Subject to certain ownership limitations, shares of Series B Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 2,452,431 shares of the Company’s common stock. The Series B Preferred Stock was not redeemable or contingently redeemable, did not have a preferential dividend right, nor did it have any preferences over the common stock, including liquidation rights. Also included in the offering were warrants to purchase 2,452,431 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

During year ended December 31, 2013, the investor in the private placement converted 5,800 shares of Series B Preferred Stock into 2,452,431 shares of our common stock.

Also included in the offering were warrants to purchase 2,452,431 shares of the Company’s common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24.

At the closing, the Company also issued to its placement agent and related persons warrants to purchase 147,145 shares of the Company’s common stock, which are exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

The warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of warrants that would result in the number of shares beneficially owned by a holder and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants. In connection with the September 2013 private placement, we filed a registration statement on Form S-3 on October 2, 2013, pursuant to the terms of a Registration Rights Agreement with the investors, to register the shares of our common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants.

The Company used the proceeds of this offering in part to redeem the outstanding shares of Series A Preferred Stock issued in April 2013. On September 23, 2013, the Company agreed to redeem the remaining outstanding balance of the Series A Preferred Stock of 2,802 shares for $2,802,000.

In the months of January through March 2014, the investor in the private placement exercised 2,452,431 warrants into 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,500,000. No five-year term warrants remain outstanding at an exercise price of $2.24 as of March 17, 2014.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

	Private Placement	Private Placement
Weighted Average Assumptions	Series A Warrants	Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

Common Stock

At the 2013 Annual Meeting of Stockholders in July 2013, the stockholders approved a decrease in the Company’s authorized common stock from 100,000,000 to 70,000,000.

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. As of March 17, 2014, the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under the current registration statement. However, the Company is restricted from making sales under this agreement until November 2014 due to the previous agreements the Company entered into for the sale of common and preferred stock. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued 422,206 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the year ended December 31, 2013. Additionally, the Company issued 178,000 shares of common stock for proceeds of approximately $1,270,000 net of issuance costs under this agreement, during the year ended December 31, 2012.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

In connection with the LPC Purchase Agreement, the Company issued 294,000 shares of common stock for proceeds of approximately $2,047,000, net of issuance costs, during the year ended December 31, 2012, including 6,493 shares issued as a commitment fee. No shares of common stock were issued under this agreement during the year ended December 31, 2013.

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2013 and December 31, 2012:

			Number of Warrants
			as of December 31:
Warrants Issued in Connection with:	Date of Issuance	Exercise Price	(In thousands)
			2013	2012
Committed Equity Financing Facility	02/19/08	$657.60	—	1
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	—
Private Placement Series B Warrants	04/16/13	$3.40	1,107	—
2013 Private Placement Warrants	09/23/13	$2.24	2,452	—
2013 Private Placement Warrants	09/23/13	$2.80	147	—

Total Warrants Outstanding			5,178	13

Effective with a warrant exchange, the Committed Equity Financing Facility warrants, issued by the Company on February 19, 2008, were reclassified as equity in January 2011. Previously they were recorded as a liability at their fair value in March 2010 and were last recorded as a liability on December 31, 2010. These warrants expired on February 19, 2013.

The Direct Registration Series I Warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both December 31, 2013 and December 31, 2012, respectively. These warrants have a five-year term.

The Private Placement Series A Warrants include warrants to purchase 1,377,412 shares of the Company’s common stock and warrants issued to the Company’s placement agent and related persons to purchase 82,645 shares of the Company’s common stock. The Series A Warrants became exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40.

The Private Placement Series B Warrants to purchase 1,107,022 shares of the Company’s common stock became exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40. In the months of January through March 2014, the investor in the April private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,119,000. 757,022 Series B Warrants remain outstanding at an exercise price of $3.40 as of March 17, 2014.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The Private Placement Warrants issued to purchase 2,452,431 shares of the Company’s common stock became exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.24. In the months of January through March 2014, the investor in the September 2013 private placement exercised 2,452,431 warrants into 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,500,000. No five-year term warrants remain outstanding at an exercise price of $2.24 as of March 17, 2014.

The Private Placement Warrants issued to purchase 147,145 shares of the Company’s common stock became exercisable immediately after issuance, have a five-year term and a per share exercise price of $2.80.

The gain (loss) from the change in fair value of warrants and other financial instruments for the years ended December 31, 2013, 2012 and 2011 is summarized below (in thousands):

	Years ended December 31,
	2013	2012	2011
Committed Equity Financing Facility Warrants	$—	$—	$3
Direct Registration Warrants	—	6	102
Gain recognized in connection with warrant exchange agreements	—	—	690
2010 Private Placement Warrants	—	—	1,427

Total gain (loss) on change in fair market value of derivatives	$—	$6	$2,222

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

The following is a summary of the Company’s derivative liability activity for the years ended December 31, 2013 and December 31, 2012 (in thousands):

	Years ended December 31,
	2013	2012
Derivative liability oustanding at beginning of period	$—	$6
Net decrease in fair value of all warrants	—	(6)

Derivative liability outstanding at end of period	$—	$—

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

The fair value of the direct registration warrants was determined using the Black-Scholes option valuation model applying the following assumptions:

	Warrant Valuation as of
	December 31, 2013	December 31, 2012	December 31, 2011
Stock Price	$2.52	$5.35	$11.88
Exercise Price	$504.00	$504.00	$504.00
Contractual life (in Years)	0.6 years	1.6 years	2.6 years
Expected volatility	91%	101%	107%
Risk-free interest rate	0.13%	0.25%	0.36%
Fair market value (in thousands)	$0	$0	$6

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the years ended December 31, 2011, 2012 and 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2010	27	$340.00	8.64
Granted	70	$12.62
Forfeited and expired	(14)	$304.52

Options outstanding at December 31, 2011	83	$70.06	9.23
Granted	124	$9.83
Forfeited and expired	(64)	$66.21

Options outstanding at December 31, 2012	143	$19.73	8.64
Granted	107	$3.90
Forfeited and expired	(58)	$14.38

Options outstanding at December 31, 2013	192	$12.54	7.61	$—

Options exercisable at December 31, 2013	108	$16.56	6.67	$—
Options vested or expected to vest at December 31, 2013	157	$13.68	7.35	$—

As of December 31, 2013 there was approximately $95,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.61 years.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The following stock options were granted during the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Options Granted (In thousands)	107	124	70
Weighted average fair value	$2.77	$6.94	$7.42

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
Weighted Average Assumptions	2013	2012	2011
Risk-free interest rate	0.95%	0.85%	0.26%
Expected life (years)	4	4	2
Expected volatility	100%	102%	112%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option,

•	the expected volatility of the Company’s common stock,

•	the expected dividends on the Company’s common stock (the Company does not anticipate paying dividends in the foreseeable future), and

•	the risk-free interest rate for the expected option term.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, the Company performed a historical analysis of option awards that were forfeited prior to vesting, and ultimately recorded total stock option expense that reflected this estimated forfeiture rate.

The Company recorded an expense of $259,913 during the year ended December 31, 2013 related to restricted stock awards granted from the Company’s 2005 Stock Plan. 16,769 shares granted to board of directors as board compensation were valued at $60,000, while 72,993 shares granted to an officer related to a restricted stock award were valued at $199,913. The restricted stock awards were valued based on the closing price of the Company’s common stock on the grant date and the shares were fully vested upon grant. In 2012 and 2011, the Company recorded expenses of $0 and $20,000 related to restricted stock awards.

As of December 31, 2013, the Company did not have any non-vested restricted common stock outstanding.

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

7. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 192,000, 143,000, and 83,000 stock options and 5,178,000, 13,000 and 13,000 warrants at December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

8. Income Taxes

The components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows: (Amounts in thousands):

	Years ended December 31,
	2013	2012
Net operating loss carryforwards	$74,533	$72,072
Research and development credits	2,171	1,978
Stock based compensation	434	263
Capital loss carryforwards	1,360	1,593
Accruals and reserves	83	33

Total Deferred tax assets	78,581	75,939
Valuation allowance	(78,581)	(75,939)

Net deferred tax asset	$—	$—

OXiGENE, INC.

Notes to Financial Statements — (Continued)

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2013 and 2012, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $2,642,000 and decreased by approximately $195,000 for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the increase was due primarily to the increase in the federal net operating loss. For the year ended December 31, 2012 the decrease was due primarily to the decrease in Massachusetts research and development credit carry-forwards and decrease in Massachusetts net operating loss carry-forwards due to discontinued operations in the state.

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $212,591,000 for U.S. income tax purposes, which will begin to expire in 2020 and state operating loss carry-forwards of $38,606,000 in California that will begin to expire in 2017. The Company also had tax credits of $2,371,000 related to federal research and development activities which begin to expire in 2021. The Company also had tax credits of $794,000 related to state research and development activities which have no expiration. The Company recorded a capital loss carryover of approximately $4,000,000 in 2009 that generated a deferred tax asset of $1,360,000, which will expire at the end of 2014 if not utilized.

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2013	2012
Federal Statutory Rate	34.00%	34.00%
State Income taxes	0.31	1.46
Warrants	0.00	0.02
Federal NOL adjustment	(0.48)	(0.01)
State NOL expired or adjusted	—	(29.83)
Permanent Items: Capital Loss	—	—
Permanent Items	0.16	(1.03)
Stock Compensation	(0.31)	(0.54)
Federal Research Credits	1.64	(7.01)
State rate change	(3.38)	—
Miscellaneous	(0.03)	0.51
(Increase)/ Decrease In Valuation Allowance	(31.91)	2.43

Provision for income taxes	0.00%	0.00%

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The provisions of ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2013, the Company had unrecognized tax benefits of $748,036.

The change in unrecognized tax benefits from December 31, 2011 is as follows:

Unrecognized tax benefits as of 12/31/11	$—
Increase in prior year unrecognized tax benefits	654,701
Increase in current year unrecognized tax benefits	19,179

Unrecognized tax benefits as of 12/31/12	673,880
Increase in prior year unrecognized tax benefits	40,472
Increase in current year unrecognized tax benefits	33,684

Unrecognized tax benefits as of 12/31/13	$748,036

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

There are currently no federal or state audits in progress, tax years still subject to examination for Federal and the State authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 the Company has no accrued interest and penalties related to uncertain tax positions.

9. Commitments and Contingencies

Facility Lease

The Company has amended its current facility lease to extend the term to June 30, 2014 and adjust the base monthly rent from July 1, 2013 to June 30, 2014 to $16,616. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $212,473, $516,257 and $582,676 respectively.

Manufacturing Commitments

The Company has begun initial drug manufacturing activities associated with the potential EMA filing for a European Marketing Authorization for ZYBRESTAT® in ATC. As of December 31, 2013, the Company has a balance of unapplied purchase orders for expenditures related to drug manufacturing activities of approximately $2,077,000, of which approximately $162,000 was estimated and accrued at December 31, 2013 for services performed, leaving approximately $1,345,000 to be incurred. Of the $1,345,000 to be incurred, the Company expects to incur approximately $1,260,000 over the next twelve months, of which approximately $570,000 is committed under non-cancelable contracts.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The following table presents information regarding our contractual obligations as of December 31, 2013 in thousands:

	2014	2015	2016	2017	2018 and thereafter	Total
Clinical development and related commitments	$590	$20	$—	$—	$—	$610
Operating leases	100	—	—	—	—	100

Total contractual obligations	$690	$20	$—	$—	$—	$710

Clinical development and related commitments include certain contractual obligations under contracts related to clinical activities.

10. Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount, if any, of a Company match. The Company has not provided a match for the years ended December 31, 2013, 2012 or 2011.

11. Subsequent Event-Public Offering of Common Stock and Warrants

Public Offering of Common Stock and Warrants

On February 18, 2014, the Company closed on a public offering of common stock and warrants, in which the Company raised approximately $11,106,000 in net proceeds, after deducting placement agents’ fees and before other offering expenses. Investors purchased an aggregate of approximately $12 million of units, in a registered public offering, at a price per unit of $2.05. Each unit consisted of one share of common stock and 0.5 of a warrant to purchase a share of the Company’s common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 common stock were issued. The warrants are exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 292,682 shares of the Company’s common stock, which are exercisable 180 days after issuance, have a five-year term and an exercise price of $2.56 per share.

The warrants contain limitations that prevent the holders of the warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of our Company, the holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants.

As of March 17, 2014, investors in the public offering exercised 989,874 warrants into 989,874 shares of the Company’s common stock for net proceeds of approximately $2,722,000.