Form 10-Q
period 2014-03-31
OXIGENE INC
filed 2014-05-08
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 15,300,820 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “anticipate,” “could,” “continue,” “contemplate,” “estimate,” “expect,” “will,” “may,” “project,” “potential,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. These include statements, among others, relating to the sufficiency of our financial resources, our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our products under development, our intellectual property position, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations, the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$24,735	$7,005
Prepaid expenses	368	93
Other current assets	41	67

Total current assets	25,144	7,165

Property and equipment, net of accumulated depreciation of $272 and $268 at March 31, 2014 and December 31, 2013, respectively	32	36
License agreements, net of accumulated amortization of $1,430 and $1,406 at March 31, 2014 and December 31, 2013, respectively	70	93

Total assets	$25,246	$7,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$432	$476
Accrued research and development	515	317
Accrued other	448	458

Total current liabilities	1,395	1,251

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized;
No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized;
15,294 and 5,586 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	153	56
Additional paid-in capital	264,836	244,495
Accumulated deficit	(241,138)	(238,508)

Total stockholders’ equity	23,851	6,043

Total liabilities and stockholders’ equity	$25,246	$7,294

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating expenses:
Research and development	$1,387	$746
General and administrative	1,241	1,135

Total operating expenses	2,628	1,881

Loss from operations	(2,628)	(1,881)

Investment income	1	1
Other (expense) income, net	(3)	—

Net loss and comprehensive loss	$(2,630)	$(1,880)

Basic and diluted net loss per share attributable to common stock	$(0.29)	$(0.97)

Weighted-average number of common shares outstanding	9,054	1,940

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(2,630)	$(1,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Amortization of license agreement	23	24
Stock-based compensation	84	173
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(249)	(146)
Accounts payable and accrued expenses	144	(68)

Net cash used in operating activities	(2,624)	(1,894)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,860	1,510
Proceeds from exercise of warrants into common stock, net of issuance costs	9,494	—

Net cash provided by financing activities	20,354	1,510

Increase (decrease) in cash and cash equivalents	17,730	(384)
Cash at beginning of period	7,005	4,946

Cash at end of period	$24,735	$4,562

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, ZYBRESTAT® (fosbretabulin tromethamine) and OXi4503.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE, Inc. (“OXiGENE” or the “Company”) will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2013.

Capital Resources

The Company has experienced net losses every year since inception and, as of March 31, 2014, had an accumulated deficit of approximately $241,138,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and, to a lesser extent, the exercise of stock options. The Company currently has no recurring material amount of income. As of March 31, 2014, the Company had approximately $24,735,000 in cash. Based on the Company’s ongoing programs, planned new programs and operations, the Company expects its existing cash to support its operations through at least the end of 2015.

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

Revenue Recognition

        In December 2011, the Company established a distribution agreement to provide access to ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of patients with anaplastic thyroid cancer (ATC) in certain specified territories on a compassionate use basis. The agreement provides that upon the receipt of ZYBRESTAT® (fosbretabulin tromethamine) by the distributor for distribution and sale to compassionate use patients, the distributor has 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by the Company. If the distributor does not notify the Company of any defective products within the 30-day period, it will be deemed to have accepted the products. Revenue is recognized based on products accepted at the conclusion of the 30-day inspection period. Also, the distributor will pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of ZYBRESTAT® (fosbretabulin tromethamine) in the preceding quarter, less the cost of introductory drug provided at no cost. This revenue will be recognized upon notification from the distributor of the gross margin earned. ZYBRESTAT® (fosbretabulin tromethamine) was expensed at the time it was manufactured, because it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods-sold has been recorded.

2. Stockholders’ Equity—Common and Preferred Shares

Public Offering of Common Stock and Warrants

On February 18, 2014, the Company closed a registered public offering of units of common stock and warrants, in which the Company raised approximately $12,000,000 in gross proceeds or approximately $10,860,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased units, at a price per unit of $2.05, which consisted of one share of common stock and 0.5 of a warrant to purchase a share of the Company’s common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants are exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 292,682 shares of the Company’s common stock, which are exercisable 180 days after issuance, have a five-year term and an exercise price of $2.56 per share.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity equal to the value of the warrant or if holders of common stock are given a choice of cash or property, then cash or property equal to the value of the outstanding warrants.

During the quarter ended March 31, 2014, the investors in the public offering exercised 1,048,125 warrants for the purchase of 1,048,125 shares of the Company’s common stock for net proceeds of approximately $2,882,000.

Private Placements of Preferred Shares and Warrants

April 2013 Private Placement

On April 16, 2013, the Company closed an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,000,000 in gross proceeds, or approximately $4,192,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over the common stock, including liquidation rights.

During the year ended December 31, 2013, the investors in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of the Company’s common stock. In connection with the September 2013 private placement, the Company agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000, and therefore no shares of Series A Preferred Stock remain outstanding as of December 31, 2013. See below under September 2013 Private Placement.

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

During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants for the purchase of 270,390 shares of the Company’s common stock for net proceeds of approximately $864,000. During the quarter ended March 31, 2014, the investors in the private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,119,000.

The Series A Preferred Stock issued in the offering had a beneficial conversion feature and, as a result, the Company recognized approximately $2.48 million as a non-cash deemed dividend in the quarter ended June 30, 2013. In order to calculate the amount of the deemed dividend, the Company estimated the relative fair value of the Series A Preferred Stock, the Series A Warrants and the Series B Warrants issued in order to determine the amount of the beneficial conversion feature present in the Series A Preferred Stock. The Series A Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series A Preferred Stock is convertible. The Series A Warrants and Series B Warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions

	April 2013 Private Placement Series A Warrants	April 2013 Private Placement Series B Warrants
Risk-free interest rate	0.24%	0.24%
Expected life (years)	2.3	1.9
Expected volatility	87%	87%
Dividend yield	0.00%	0.00%

September 2013 Private Placement

On September 23, 2013, the Company closed an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,800,000 in gross proceeds, or approximately $4,905,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of the Company’s Series B Preferred Stock. The Company used the proceeds of this offering in part to redeem the remaining outstanding balance of 2,802 shares of the Series A Preferred Stock, issued in April 2013, for a redemption value of approximately $2,802,000. After further deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,103,000.

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

The investors in the private placement converted all of the 5,800 shares of Series B Preferred Stock into 2,452,431 shares of our common stock during the year ended December 31, 2013 and therefore no shares of Series B Preferred Stock remain outstanding as of December 31, 2013.

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

During the quarter ended March 31, 2014, the investors in the private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of March 31, 2014, no five-year term warrants remain outstanding.

As a result of the Company’s redemption of the outstanding balance of the Series A Preferred Stock, the excess of the fair value of the consideration transferred to the holders of the Series B Preferred Stock over the carrying amount of the Series A Preferred Stock in the Company’s balance sheet (net of issuance costs) was treated as a non-cash deemed dividend to the shareholders of the Series B Preferred Stock. The Company recognized approximately $2.31 million as a non-cash deemed dividend in the quarter ended September 30, 2013. In order to calculate the amount of the deemed dividend, the Company first calculated the amount of the consideration transferred to the holders of the Series B Preferred Stock which included the cash used to redeem the Series A Preferred Stock, and the estimated value of the Series B Preferred Stock and warrants. The Series B Preferred Stock was valued using Level 2 inputs by reference to the market value of the Company’s common stock into which the Series B Preferred Stock is convertible. The warrants granted were valued using the Black-Scholes valuation model and the following Level 3 input assumptions:

Weighted Average Assumptions

September 2013 Private Placement Warrants
Risk-free interest rate	0.24%
Expected life (years)	1.9
Expected volatility	79%
Dividend yield	0.00%

Common Stock

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, the Company is restricted from using this facility until November 2014 pursuant to the terms of the purchase agreement entered into with the purchasers in the February 2014 registered public offering. Subject to these restrictions, as of May 5, 2014 the total dollar amount of common stock that the Company could sell under the ATM Agreement, during the next twelve months is approximately $264,000 under its current registration statement. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued approximately 323,000 shares of common stock for proceeds of approximately $1,510,000 net of issuance costs, during the three months ended March 31, 2013 and issued no shares of common stock under this agreement during the three months ended March 31, 2014.

In November 2011, the Company entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of its common stock to Lincoln Park Capital Fund, LLC or LPC, which expires on January 11, 2015. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00 and furthermore the Company is restricted from using this facility until November 2014 pursuant to the terms of the purchase agreement entered into with the purchasers in the February 2014 registered public offering. Accordingly, the facility is not available to the Company at this time.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2014 and December 31, 2013:

	Date of Issuance	Exercise Price	Number of Warrants outstanding as of: (In thousands)
Warrants Issued in Connection with:			March 31, 2014	December 31, 2013
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	1,460
Private Placement Series B Warrants	04/16/13	$3.40	757	1,107
2013 Private Placement Warrants	09/23/13	$2.24	—	2,452
2013 Private Placement Warrants	09/23/13	$2.80	147	147
2014 Public Offering Warrants	02/18/14	$2.75	1,879	—
2014 Public Offering Warrants	02/18/14	$2.56	293	—

Total Warrants Outstanding			4,548	5,178

The Direct Registration Series I Warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both March 31, 2014 and December 31, 2013, respectively. These warrants have a five-year term and expire on July 20, 2014.

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2013	192	$12.54	7.61
Granted	56	$2.74

Options outstanding at March 31, 2014	248	$10.33	7.55	$86

Options exercisable at March 31, 2014	143	$13.59	6.51	$51
Options vested or expected to vest at March 31, 2014	222	$10.86	7.38	$78

As of March 31, 2014 there was approximately $202,795 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2014:

Weighted Average Assumptions
Risk-free interest rate	1.70%
Expected life (years)	4
Expected volatility	97%
Dividend yield	0.00%

3. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 248,000 stock options and 4,548,000 warrants at March 31, 2014 and 190,000 stock options and 13,000 warrants at March 31, 2013, were excluded from the calculation of weighted average shares for diluted net loss per share.

4. Commitments and Contingencies

Facility Lease

The Company has a lease for its current facility in South San Francisco, California, which was amended in April 2014 to extend the term to June 30, 2019. The future minimum lease payments under the lease, as amended, are as follows:

Amount (In thousands)
2014 (remaining 9 months)	$133
2015	202
2016	208
2017	215
2018	221
Thereafter	112

Total lease obligations	$1,091

Manufacturing Commitments

As of March 31, 2014, the Company has a balance of unapplied purchase orders for expenditures related to drug manufacturing activities of approximately $1,617,000, of which approximately $444,000 was estimated and accrued at March 31, 2014 for services performed, leaving approximately $1,173,000 to be incurred. Of the $1,173,000 to be incurred, the Company expects to incur approximately $1,089,000 over the next twelve months, of which approximately $191,000 is committed under non-cancelable contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2014 and March 31, 2013 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Update on Strategy and Status of ZYBRESTAT® (fosbretabulin tromethamine) Development Program

Our lead compound, ZYBRESTAT® (fosbretabulin tromethamine), is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

We are pursuing approval of ZYBRESTAT® (fosbretabulin tromethamine) in ovarian cancer, as follows:

ZYBRESTAT® (fosbretabulin tromethamine) in combination with AVASTIN® (bevacizumab)

Genentech / Roche’s AVASTIN® (bevacizumab) is an anti-vascular endothelial growth factor (VEGF) monoclonal antibody that is currently FDA-approved for the treatment of a variety of solid tumor indications, but the approval currently does not include ovarian cancer. We believe that using ZYBRESTAT® (fosbretabulin tromethamine) in combination with AVASTIN® (bevacizumab) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer. In the European Union, (EU) AVASTIN® (bevacizumab) in combination with carboplatin and paclitaxel is approved for the front-line treatment of adult patients with advanced ovarian, fallopian tube, or primary peritoneal cancer and, in combination with carboplatin and gemcitabine, is approved for treatment of adult patients with first recurrence of platinum-sensitive epithelial ovarian, fallopian tube or primary peritoneal cancer who have not received prior therapy with AVASTIN® (bevacizumab) or other VEGF inhibitors or VEGF receptor–targeted agents. As front-line treatment in the EU, AVASTIN® (bevacizumab) is approved in addition to carboplatin and paclitaxel for up to 6 cycles of treatment followed by continued use of AVASTIN® (bevacizumab) as single agent until disease progression or for a maximum of 15 months or until unacceptable toxicity, whichever occurs earlier.

In March 2014, we announced top line results from a randomized, two-arm Phase 2 trial evaluating AVASTIN® (bevacizumab) alone, as compared to AVASTIN® (bevacizumab) plus ZYBRESTAT® (fosbretabulin tromethamine) in patients with recurrent ovarian cancer. The topline results indicated a statistically significant increase in progression-free survival with the combination, the primary endpoint of the trial, with a p-value of less than 0.05. The trial enrolled 107 patients at 67 clinical sites in the United States and was conducted by the Gynecologic Oncology Group or GOG under the sponsorship of the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

Secondary endpoints in the study included safety, objective response rate (measured according to RECIST criteria) and overall survival. The topline results announced in March 2014 also indicate that patients receiving the combination of ZYBRESTAT® (fosbretabulin tromethamine) and AVASTIN® (bevacizumab) achieved a higher objective response rate than patients receiving AVASTIN ® (bevacizumab) alone, but that increase was not statistically significant. At the time of analysis of the primary endpoint of the study, too few deaths had occurred to analyze overall survival for this study. In accordance with the study protocol, all patients will continue to be followed for overall survival. Consistent with prior clinical experience with ZYBRESTAT® (fosbretabulin tromethamine), patients in the combination arm experienced a higher incidence of hypertension compared to the control arm. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol. Patients in both arms were treated until disease progression or adverse effects prohibited further therapy. We anticipate that the full study results will be submitted for presentation at a future scientific meeting, possibly in the second half of 2014. However, at this point it is not known when the results for overall survival as a secondary endpoint of the study will become available.

        ZYBRESTAT® (fosbretabulin tromethamine) in combination with AVASTIN® (bevacizumab)-Potential Follow-On Clinical Trials

In light of the top line results from the GOG-0186I trial, which demonstrated a statistically significant increase in progression-free survival from the combination of AVASTIN® (bevacizumab) plus ZYBRESTAT® (fosbretabulin tromethamine) as compared to AVASTIN® (bevacizumab) alone, we are currently evaluating the potential development pathway for ZYBRESTAT® (fosbretabulin tromethamine) in ovarian cancer. Depending on the nature of the additional data from the GOG 186I trial, which we anticipate we will obtain in the second half of 2014, we may request an End-of-Phase-2 meeting with the FDA and the Scientific Advice Working Party of the European Medicines Agency (EMA) to seek guidance on the design of additional clinical studies. Assuming a positive result from the meetings and availability of sufficient funding, we could initiate one or more follow-on clinical trials in advanced recurrent ovarian cancer.

In this context we also remain interested in a conducting a randomized, two-arm Phase 2 clinical trial, comparing weekly dosing of TAXOL® (paclitaxel) with weekly TAXOL® (paclitaxel) plus ZYBRESTAT® (fosbretabulin tromethamine) potentially in combination with AVASTIN® (bevacizumab) in patients with recurrent ovarian cancer. TAXOL® (paclitaxel) is a chemotherapy agent used to treat patients with a variety of solid tumors, including lung, ovarian, breast, head and neck cancers. We believe that using ZYBRESTAT® (fosbretabulin tromethamine) in combination with weekly TAXOL® (paclitaxel) may demonstrate how combination therapy with ZYBRESTAT ® could improve standard of care and improve patient outcomes in certain patients with advanced recurrent ovarian cancer. However, pursuit of this study is dependent upon strategic decisions regarding our future course in ovarian cancer, including planning for potential follow-on clinical studies in combination with AVASTIN® (bevacizumab), as well as external support, availability of additional resources and overall corporate priorities.

ZYBRESTAT® (fosbretabulin tromethamine) in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently FDA-approved for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using ZYBRESTAT® (fosbretabulin tromethamine) in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

We may provide ZYBRESTAT® (fosbretabulin tromethamine) to clinical investigators from two U.K.-based non-profit research organizations, the Christie National Health Service (NHS) Foundation Trust and the Hillingdon Hospital NHS Trust for the implementation of this study. GlaxoSmithKline will provide the VOTRIENT® (pazopanib). The study is designed as a Phase 1b/2 trial of VOTRIENT® (pazopanib) with and without ZYBRESTAT® (fosbretabulin tromethamine), in advanced recurrent ovarian cancer. The trial design consists of a Phase 1 dose escalation portion with the combination of VOTRIENT® (pazopanib) and ZYBRESTAT® (fosbretabulin tromethamine) and a randomized Phase 2 portion comparing VOTRIENT® (pazopanib) alone versus VOTRIENT® (pazopanib) plus ZYBRESTAT® (fosbretabulin tromethamine) in patients with relapsed ovarian cancer. The study aims to enroll approximately 120 patients at sites in the U.K. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate. Subject to approval by U.K. health authorities, appropriate funding by NHS with limited support by GlaxoSmithKline and us, and ethics committee approvals, this trial could begin in the second half of 2014.

As in the combination therapy trial of ZYBRESTAT® (fosbretabulin tromethamine) with AVASTIN® (bevacizumab), which is sponsored and substantially funded by the National Cancer Institute, we believe that the potential cooperative relationship between the Christie National Health Service Foundation Trust and the Hillingdon Hospital NHS Trust, which is sponsored and primarily funded by NHS, with VOTRIENT® supplied by GlaxoSmithKline and ZYBRESTAT® (fosbretabulin tromethamine) supplied by us, would help offset our costs associated with this trial. We expect to incur limited costs in supporting certain resources required by the NHS and the participating institutions during the duration of this trial and the costs of supplying drug for the trial.

Anaplastic Thyroid Cancer, or ATC

We continue to explore the possibility of a special marketing approval in Europe, known as an MAA under “exceptional circumstances” for the treatment of ATC. Based on the results of a Phase 2/3 controlled study in 80 patients with ATC, called the FACT study, comparing standard chemotherapy with and without ZYBRESTAT® (fosbretabulin tromethamine), the FDA has provided guidance that we would need to conduct one or more large pivotal trials to obtain regulatory approval for ZYBRESTAT® (fosbretabulin tromethamine) in ATC in the United States. We believe these trials would be prohibitively expensive for such a rare indication. The European Union has alternative pathways for potential approval of drugs that are designed to treat life-threatening, extremely rare, orphan diseases such as ATC, without the requirement for large randomized trials. These include the possibility of an MAA under exceptional circumstances, in the case of therapies that address urgent, unmet medical needs. We received feedback from the Scientific Advice Working Party, or SAWP, of the EMA, in July 2013, two reviewing countries in March 2013, and from two more countries in February 2014, on our plan to submit an MAA for ZYBRESTAT® (fosbretabulin tromethamine) in ATC. We intend to address and incorporate this feedback into our potential MAA filing, and we believe that it may be possible that we could obtain an MAA for the use of ZYBRESTAT® (fosbretabulin tromethamine) in the treatment of ATC with the existing clinical data that we have. If we are successful in obtaining an MAA for ZYBRESTAT® (fosbretabulin tromethamine) in the treatment of ATC, we believe that this could lead to similar authorizations in other countries such as Japan, South Korea, China, or Canada (but not in the United States).

The unmet medical need of ATC patients in Europe is further addressed by a “compassionate use” distribution agreement that we entered into in December 2011 with a Danish company, which currently provides access to ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of patients with ATC on a compassionate use basis in the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea.

Neuroendocrine Tumors with Carcinoid Syndrome

We are planning to initiate a Phase 2 monotherapy clinical trial of ZYBRESTAT® (fosbretabulin tromethamine) in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs) with elevated biomarkers in the second half of 2014. This trial would include 20 Sandostatin®-refractory GI-NET patients with increased biomarker levels. The primary endpoint of the trial would be reduction of biomarkers and secondary endpoints would include symptom control, tumor shrinkage and changes in quality of life as assessed by validated measures.

Carcinoid syndrome occurs in a sub-population of patients with neuroendocrine tumors who display an array of symptoms, such as flushing, diarrhea and, less frequently, bronchoconstriction and heart failure. These symptoms occur secondary to GI-NETs in approximately 5% of patients. These symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, which are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogues, such as Sandostatin®, helps to control the symptoms of carcinoid syndrome, patients who are or become unresponsive to somatostatin have limited therapeutic options, and we believe that treatment with ZYBRESTAT® (fosbretabulin tromethamine), resulting in vascular shutdown and tumor necrosis, may improve outcomes for these patients. Approximately 14,000 people in the United States are diagnosed with carcinoid tumors each year.

A preclinical study of ZYBRESTAT® (fosbretabulin tromethamine) in a transgenic mouse model of pancreatic neuroendocrine tumors (PNETs) was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, Boston, MA, in a poster session on October 20, 2013. This placebo-controlled preclinical study was designed to evaluate the activity of systemic administration of ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of functional insulinomas in a transgenic mouse model of PNETs. PNETs are highly vascularized tumors which originate in the pancreas. Functional PNETs make hormones that can cause a cascade of disease symptoms, resulting in significant morbidity for the patient. An insulinoma is a PNET that causes the over-secretion of the hormone insulin.

The animals in the treatment group received ZYBRESTAT® (fosbretabulin tromethamine) three times per week for four weeks, and the animals in the control group received a placebo at the same schedule. After four weeks, tumor size, serum insulin levels and other efficacy parameters, including apoptosis (cell death), cell proliferation and effects on tumor vasculature, were assessed. Treatment with ZYBRESTAT® (fosbretabulin tromethamine) in this animal model resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks following a single dose of ZYBRESTAT® (fosbretabulin tromethamine) and was accompanied by a significantly reduced tumor size of greater than 80% in the treated group compared to the placebo treated group. Treatment with ZYBRESTAT® (fosbretabulin tromethamine) was shown to be well tolerated, with no obvious toxicity and was shown to disrupt tumor vasculature, induce apoptosis (cell death) and inhibit tumor cell proliferation.

Ophthalmic Indications

In addition to developing ZYBRESTAT® (fosbretabulin tromethamine) as an intravenously administered therapy for a number of solid tumor indications, we believe that ZYBRESTAT® (fosbretabulin tromethamine) may also be useful as a therapy for a variety of ophthalmological diseases and conditions such as wet age-related macular degeneration (AMD) and diabetic retinopathy that are characterized by abnormal blood vessel growth within the eye that result in loss of vision, many of which are currently treated with anti-vascular endothelial growth factor (VEGF) therapies. While this program is not an immediate priority, we are actively seeking one or more potential development and commercialization partners with expertise in ophthalmology that would allow us to leverage our existing assets and move forward.

Update on Strategy and Status of OXi4503 Development Program

In addition to pursuing development of ZYBRESTAT® (fosbretabulin tromethamine), we are also pursuing the development of a second product candidate, OXi4503, a novel second-generation, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms an antiproliferative metabolite.

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to ZYBRESTAT® (fosbretabulin tromethamine), OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

Our current development program for OXi4503 is as follows:

Acute Myelogenous Leukemia, or AML

We continue to support the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with acute myelogenous leukemia, or AML, or myelodysplastic syndrome, or MDS, a disorder of the normal blood formation process, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of May 5, 2014, 15 patients have been enrolled into this study, and a maximum tolerated dose has not been observed. Based on results to date, an expansion of the study to a second clinical site is being explored, with the goal of increasing the rate of enrollment in the trial.

        Updated data from this trial was presented at the December 2013 annual meeting of ASH in New Orleans, Louisiana. Among the first 13 patients treated at the two lowest dose levels, two patients have shown stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug. It is estimated that an additional 12 to 15 patients will be required to establish a maximum tolerated dose.

Financial Resources

We have experienced net losses every year since our inception and, as of March 31, 2014, had an accumulated deficit of approximately $241,138,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to develop and commercialize ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of ovarian cancer, neuroendocrine tumors and potentially ATC in Europe, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and to a lesser extent the exercise of stock options. We currently have no recurring material amount of income. As of March 31, 2014, we had approximately $24,735,000 in cash.

Currently, we have two potential vehicles for raising additional capital which are not available to us at this time. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We are also restricted from making sales under this agreement until November 2014 due to provisions of the securities purchase agreement we entered into for the registered public offering completed in February 2014. Subject to these restrictions, as of May 5, 2014 the total dollar amount of common stock that we could sell under the ATM Agreement is approximately $264,000 under our current registration statement. After November 2014, we may be able to sell more shares under this agreement over the following twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement which expires on January 11, 2015. However, we are restricted from using this facility until November 2014 due to the agreement we entered into for the sale of common and preferred stock in February 2014. The price of our common stock as of May 5, 2014 was $3.24 and therefore, combined with the restrictions on using the facility until November 2014, the facility is not available to us at this time.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, initiate a Phase 2 clinical trial of ZYBRESTAT® (fosbretabulin tromethamine) in patients with recurrent GI-NETs with elevated biomarkers, and, if we finalize an agreement with a non-profit collaborator, support the collaborator in initiating a Phase 1b/2 trial of ZYBRESTAT® (fosbretabulin tromethamine) in relapsed ovarian cancer in combination with Votrient® (pazopanib). While our existing cash will support the planning for a follow-on clinical program in ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of advanced recurrent ovarian cancer, any significant further development of ZYBRESTAT® (fosbretabulin tromethamine) in advanced recurrent ovarian cancer, such as conducting follow-on clinical studies or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements, as to which we can give you no assurance.

We will require additional funding to fund operations and to continue the development of our product candidates. Such funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, which may not be available to us or may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. If we access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

Results of Operations

Three Months Ended March 31, 2014 and March 31, 2013

Revenue

We recognized no product revenues for the three month periods ended March 31, 2014 and March 31, 2013. In the past two years we have recognized product revenue in other quarters under our distribution agreement with a Danish company which we entered into in December 2011. Product revenues have been recognized after delivery of ZYBRESTAT® (fosbretabulin tromethamine) for compassionate use to the Danish company and the 30 day inspection period had expired at which point the drug was deemed accepted. We anticipate some product revenues in 2014; however, as of May 5, 2014, we have no orders for future delivery, so there can be no assurance of this at this time.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

			Change
	Three months ended March 31,		2014 versus 2013
	2014	2013	Amount	%
External services	$1,077	$359	$718	200%
Employee compensation and related	222	277	(55)	-20%
Employee Stock-based compensation	21	37	(16)	-43%
Other	67	73	(6)	-8%

Total research and development	$1,387	$746	$641	86%

The increase in external services expense for the three month period ended March 31, 2014 compared to the same three month period in 2013 is primarily due to costs for the manufacturing of ZYBRESTAT® (fosbretabulin tromethamine) for research and development activities, including for clinical trials and possibly to support any regulatory filings. To a lesser extent, the increase in external service expense is also due to the use of consultant services due to the decreased employee headcount. The increase in external services expense was in part offset by reductions in costs associated with our ovarian Phase 2 clinical trial which was being conducted by the GOG under the sponsorship of CTEP in which we shared in some costs.

The decrease in employee compensation and related expenses for the three month period ended March 31, 2014 compared to the same three month period in 2013 was due to a lower headcount as a result of the reduced clinical programs in 2013.

Employee stock-based compensation expense decreased for the three month period ended March 31, 2014 compared to the same three month period in 2013 due primarily to the lower headcount but also due to the timing and vesting of stock option grants.

The decrease in other expenses for the three month period ended March 31, 2014 compared to the same period in 2013 is due to various small reductions in expense.

Based on our business strategy as outlined above and in our Annual Report on Form 10-K for the year ended December 31, 2013, we expect research and development expenses to increase in the year ending December 31, 2014 as compared to the year ended December 31, 2013. We have initiated and may continue to incur costs for the manufacturing of ZYBRESTAT® (fosbretabulin tromethamine) for research and development activities, including for clinical trials and possibly to support any regulatory filings. Additionally, we expect to incur costs associated with the initiation of our Phase 2 trial of ZYBRESTAT® (fosbretabulin tromethamine) in patients with recurrent GI-NETs with elevated biomarkers, and, if we finalize an agreement with a non-profit collaborator, we expect to share in the costs of initiating a Phase 1b/2 trial of ZYBRESTAT® (fosbretabulin tromethamine) in relapsed ovarian cancer in combination with Votrient® (pazopanib). Therefore, research and development expenses are expected to increase in 2014 as compared to 2013. As of March 31, 2014, we have a balance of unapplied purchase orders for expenditures related to drug manufacturing activities of approximately $1,617,000 of which approximately $444,000 was estimated and accrued at March 31, 2014 for services performed, leaving approximately $1,173,000 to be incurred. Of the $1,173,000 amount to be incurred, we may incur approximately $1,089,000 over the next twelve months, of which approximately $191,000 is committed under non-cancelable contracts.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

			Change
	Three months ended March 31,		2014 versus 2013
	2014	2013	Amount	%
Employee compensation and related	$312	$324	$(12)	-4%
Employee Stock-based compensation	8	36	(28)	-78%
Consulting and professional services	688	589	99	17%
Other	233	186	47	25%

Total general and administrative	$1,241	$1,135	$106	9%

Employee compensation and related expenses decreased in the three month period ended March 31, 2014 as compared to the same period in 2013, primarily due to the filling of a temporary employee position with a permanent employee position at lower cost.

Employee stock-based compensation expense decreased for the three month period ended March 31, 2014 compared to the same three month period in 2013 due to the timing and vesting of option grants.

Consulting and professional services expenses increased in the three month period ended March 31, 2014 as compared to the same period in 2013 due primarily to marketing research costs and investor relations expenses.

The increase in other expenses for the three month period ended March 31, 2014 compared to the same period in 2013 is due primarily to the increase in NASDAQ fees related to the listing of additional shares of common stock in our recent registered public offering in February 2014.

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

Other Income and Expenses

Investment income remained flat in the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013. Other income (expense), net, increased in the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 due to an increase in foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative cash flow from operations each year since our inception, except in the year ended December 31, 2000. As of March 31, 2014, we had an accumulated deficit of approximately $241,138,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our clinical trials and anticipated research and development activities. We had cash of approximately $24,735,000 at March 31, 2014.

The net cash used in operating activities was approximately $2,624,000 in the three months ended March 31, 2014 compared to $1,894,000 in the comparable period in 2013. The net cash used in both periods was primarily attributable to our net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2014 and 2013 periods was also impacted by an increase in prepaid expenses, primarily for insurance, and in the 2013 period by the pay down of accounts payable and accrued liabilities as many of our clinical trial programs were winding down. Net cash used in the 2014 period was offset in part by an increase in accounts payable and accrued expenses, primarily for expenses related to manufacturing.

Net cash provided by financing activities was approximately $20,354,000 for the three months ended March 31, 2014 compared to $1,510,000 in the comparable period in 2013. Net cash provided by financing activities for the three months ended March 31, 2014 was primarily attributable to the net proceeds from the issuance of common stock in a registered public offering in February 2014 and exercises of warrants as described below. Net cash provided by financing activities in the three months ended March 31, 2013 was attributable to net proceeds from the sale of common stock pursuant to the ATM Agreement described below.

On February 18, 2014, we closed a registered public offering of units of common stock and warrants, in which we raised approximately $12,000,000 in gross proceeds or approximately $10,860,000 in net proceeds after deducting placement agents’ fees and other offering expenses. Investors purchased units, at a price per unit of $2.05, which consisted of one share of common stock and 0.5 of a warrant to purchase a share of our common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants are exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 292,682 shares of our common stock, which are exercisable 180 days after issuance, have a five-year term and an exercise price of $2.56 per share.

During the quarter ended March 31, 2014, the investors in the public offering exercised 1,048,125 warrants for the purchase of 1,048,125 shares of our common stock for net proceeds of approximately $2,882,000.

On April 16, 2013, we closed an offering pursuant to the terms of a private placement agreement, in which we raised $5,000,000 in gross proceeds, or approximately $4,192,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over our common stock, including liquidation rights.

During the year ended December 31, 2013, the investors in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of our common stock. In connection with the September 2013 private placement, we agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000, and therefore no shares of Series A Preferred Stock remain outstanding as of December 31, 2013.

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

At the closing on April 16, 2013, we also issued to its placement agent and related persons Series A Warrants to purchase 82,645 shares of our common stock.

During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants into 270,390 shares of our common stock for net proceeds of approximately $864,000. During the quarter ended March 31, 2014, the investors in the private placement exercised 350,000 Series B Warrants for the purchase of 350,000 shares of our common stock for net proceeds of approximately $1,119,000.

On September 23, 2013, we closed another offering pursuant to the terms of a private placement agreement, in which we raised $5,800,000 in gross proceeds, or approximately $4,905,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of our Series B Preferred Stock. We used the proceeds from this offering in part to redeem the remaining outstanding balance of 2,802 shares of the Series A Preferred Stock, issued in April 2013, for a redemption value of approximately $2,802,000. As a result of the redemption, we recognized approximately $2.31 million as a non-cash deemed dividend in the quarter ended September 30, 2013. After further deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,103,000.

Subject to certain ownership limitations, shares of Series B Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 2,452,431 shares of our common stock. The Series B Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over the common stock, including liquidation rights.

The investors in the private placement converted all of the 5,800 shares of Series B Preferred Stock into 2,452,431 shares of our common stock during the year ended December 31, 2013 and therefore no shares of Series B Preferred Stock remain outstanding as of December 31, 2013.

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

During the quarter ended March 31, 2014, the investors in the private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of March 31, 2014, no five-year term warrants remain outstanding.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. We are limited as to how many shares we can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, we are restricted from using this facility until November 2014 pursuant to the terms of the purchase agreement we entered into with the purchasers in the February 2014 registered public offering. Subject to these restrictions, as of May 5, 2014, the total dollar amount of common stock that the Company could sell under the ATM Agreement during the next twelve months is approximately $264,000 under its current registration statement. Subject to these restrictions, we may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, we issued 323,000 shares of common stock for proceeds of approximately $1,510,000 net of issuance costs, during the three months ended March 31, 2013 and issued no shares of common stock under this agreement during the three months ended March 31, 2014.

In November 2011, we entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the SEC. Furthermore, we are restricted from using this facility until November 2014 pursuant to the terms of the purchase agreement we entered into with the purchasers in the February 2014 registered public offering. With these restrictions and because the price of our common stock as of May 5, 2014 was $ 3.24, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period ending January 11, 2015, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through at least the end of 2015. We expect this level of cash utilization to allow us to continue our ongoing programs, initiate a Phase 2 clinical trial of ZYBRESTAT® (fosbretabulin tromethamine) in patients with recurrent GI-NETs with elevated biomarkers and, if we finalize an agreement with a non-profit collaborator, support the collaborator to initiate a Phase 1b/2 trial of ZYBRESTAT® (fosbretabulin tromethamine) in relapsed ovarian cancer in combination with Votrient® (pazopanib). While our existing cash will support the planning for a follow-on clinical program in ZYBRESTAT® (fosbretabulin tromethamine) for the treatment of advanced recurrent ovarian cancer, it does not allow for conducting any follow-on clinical studies of ZYBRESTAT® (fosbretabulin tromethamine) in advanced recurrent ovarian cancer. Any significant further development of ZYBRESTAT® (fosbretabulin tromethamine) or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including ZYBRESTAT® (fosbretabulin tromethamine) and OXi4503; the costs of complying with FDA and other regulatory agency requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 20, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 20, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2014 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 20, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Fourth Amendment to Lease, dated April 28 2014, between DWF III Gateway, LLC and OXiGENE, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC.
(Registrant)

Date: May 8, 2014	By:	/s/ Peter J. Langecker
Peter J. Langecker
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer