Form 10-Q
period 2014-06-30
OXIGENE INC
filed 2014-08-08
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 20,705,514 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “could,” “continue,” “contemplate,” “estimate,” “expect,” “will,” “may,” “project,” “potential,” “plan,” “believe,” “seek,” “likely,” “strategy,” “goal” and other words and terms of similar meaning. These include statements, among others, relating to the sufficiency of our financial resources, our planned future actions, our clinical trial plans, our research and development plans and expected outcomes, our products under development, our intellectual property position, our plans with respect to funding operations, projected expense levels, and the outcome of contingencies.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. The uncertainties that may cause differences include, but are not limited to: the Company’s need for additional funds to finance its operations, the Company’s history of losses, anticipated continuing losses and uncertainty of future financing; the early stage of product development; uncertainties as to the future success of ongoing and planned clinical trials and product development; the unproven safety and efficacy of products under development; the sufficiency of the Company’s existing capital resources; the Company’s dependence on others for much of the clinical development of its product candidates under development, as well as for obtaining regulatory approvals and conducting manufacturing and marketing of any product candidates that might successfully reach the end of the development process; the impact of government regulations, health care reform and managed care; competition from other companies and other institutions pursuing the same, alternative or superior technologies; the risk of technological obsolescence; uncertainties related to the Company’s ability to obtain adequate patent and other intellectual property protection for its proprietary technology and product candidates; dependence on officers, directors and other individuals; and risks related to product liability exposure.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$36,271	$7,005
Prepaid expenses	450	93
Other current assets	18	67

Total current assets	36,739	7,165

Property and equipment, net of accumulated depreciation of $276 and $268 at June 30, 2014 and December 31, 2013, respectively	28	36
License agreements, net of accumulated amortization of $1,453 and $1,406 at June 30, 2014 and December 31, 2013, respectively	47	93
Other assets	33	—

Total assets	$36,847	$7,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$849	$476
Accrued compensation and benefits	764	116
Accrued research and development	152	317
Accrued other	183	342

Total current liabilities	1,948	1,251

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized; 20,702 and 5,586 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	207	56
Additional paid-in capital	279,759	244,495
Accumulated deficit	(245,067)	(238,508)

Total stockholders’ equity	34,899	6,043

Total liabilities and stockholders’ equity	$36,847	$7,294

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$2,171	$603	$3,558	$1,349
General and administrative	1,753	1,052	2,994	2,187

Total operating expenses	3,924	1,655	6,552	3,536

Loss from operations	(3,924)	(1,655)	(6,552)	(3,536)

Investment income	1	1	2	2
Other (expense) income, net	(6)	—	(9)	—

Net loss and comprehensive loss	(3,929)	(1,654)	(6,559)	(3,534)
Non-cash deemed dividend to preferred stock	—	(2,481)	—	(2,481)

Net loss attributable to common stock	$(3,929)	$(4,135)	$(6,559)	$(6,015)

Basic and diluted net loss per share attributable to common stock	$(0.23)	$(1.86)	$(0.50)	$(2.89)

Weighted-average number of common shares outstanding	17,259	2,227	13,179	2,082

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(6,559)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	5
Amortization of license agreement	46	49
Stock-based compensation	222	274
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(341)	(126)
Accounts payable and accrued expenses	697	(10)

Net cash used in operating activities	(5,927)	(3,342)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	4,192
Proceeds from issuance of common stock, net of issuance costs	25,681	1,936
Proceeds from exercise of warrants into common stock, net of issuance costs	9,512	—

Net cash provided by financing activities	35,193	6,128

Increase (decrease) in cash and cash equivalents	29,266	2,786

Cash at beginning of period	7,005	4,946

Cash at end of period	$36,271	$7,732

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$364

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

June 30, 2014

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, fosbretabulin tromethamine (also known as ZYBRESTAT®) and OXi4503.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Capital Resources

The Company has experienced net losses every year since inception and, as of June 30, 2014, had an accumulated deficit of approximately $245,067,000. The Company expects to incur significant additional operating losses over the next several years, principally as a result of the Company’s clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and, to a lesser extent, the exercise of stock options. The Company currently has no recurring material amount of income. As of June 30, 2014, the Company had approximately $36,271,000 in cash. Based on the Company’s ongoing programs, planned new programs and operations, the Company expects its existing cash to support its operations through approximately the middle of 2016.

Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

2.	Stockholders’ Equity — Common and Preferred Shares

Registered Offering of Common Stock and Private Placement of Warrants

On May 28, 2014, the Company closed a financing in which it raised approximately $16,000,000 in gross proceeds or approximately $14,822,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $2.9625. For each share of common stock purchased, investors received one share of common stock and 0.5 of an unregistered warrant to purchase a share of the Company’s common stock. A total of 5,400,847 shares of common stock were issued and warrants for the purchase of 2,700,424 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year and three-month term, and an exercise price of $2.90 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 216,033 shares of the Company’s common stock. The warrants issued to the placement agent and related persons were exercisable immediately after issuance, have an exercise price of $3.7031 per share and terminate on June 14, 2017. The shares of common stock underlying the warrants issued to investors and the placement agent and related persons were subsequently registered pursuant to a registration statement that became effective on June 16, 2014.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, provided that, upon prior notice to the Company, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on May 28, 2014 were exercised during the six months ended June 30, 2014.

Public Offering of Common Stock and Warrants

On February 18, 2014, the Company closed a registered public offering of units of common stock and warrants, in which the Company raised approximately $12,000,000 in gross proceeds or approximately $10,860,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased units, at a price per unit of $2.05, which consisted of one share of common stock and 0.5 of a warrant to purchase a share of the Company’s common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 292,682 shares of the Company’s common stock, which were exercisable immediately after issuance, have a five-year term and an exercise price of $2.56 per share.

The warrants issued to the investors and the placement agent and related persons contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity.

During the six months ended June 30, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of the Company’s common stock for net proceeds of approximately $2,900,000.

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

Also included in the April 16, 2013 offering were warrants to purchase common stock, as follows:

(A) Series A Warrants to purchase 1,377,412 shares of the Company’s common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40; and

(B) Series B Warrants to purchase 1,377,412 shares of the Company’s common stock, which were exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40.

At the closing on April 16, 2013, the Company also issued to its placement agent and related persons Series A Warrants to purchase 82,645 shares of the Company’s common stock.

During the year ended December 31, 2013, the investors in the April 2013 private placement exercised 270,390 Series B Warrants for the purchase of 270,390 shares of the Company’s common stock for net proceeds of approximately $864,000. During the six months ended June 30, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,119,000.

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

During the six months ended June 30, 2014, the investors in the September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of June 30, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

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

At The Market Agreement and Purchase Agreement for the sale of common stock

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the ATM Agreement) with MLV & Co. LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, the Company is restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement entered into with the purchasers in the May 2014 financing. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued approximately 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the six months ended June 30, 2013 and issued no shares of common stock under this agreement during the six months ended June 30, 2014.

In November 2011, the Company entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of its common stock to Lincoln Park Capital Fund, LLC or LPC, which expires on January 11, 2015. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00 and furthermore the Company is restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement entered into with the purchasers in the May 2014 financing. Accordingly, the facility is not available to the Company at this time.

Warrants

Warrant Summary Information

The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2014 and December 31, 2013:

			Number of Warrants outstanding as of:
	Date of	Exercise	(In thousands)
Warrants Issued in Connection with:	Issuance	Price	June 30, 2014	December 31, 2013
Direct Registration Series I Warrants	07/20/09	$504.00	12	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	1,460
Private Placement Series B Warrants	04/16/13	$3.40	757	1,107
2013 Private Placement Warrants	09/23/13	$2.24	—	2,452
2013 Private Placement Warrants	09/23/13	$2.80	147	147
2014 Public Offering Warrants	02/18/14	$2.75	1,872	—
2014 Public Offering Warrants	02/18/14	$2.56	293	—
2014 Private Placement Warrants	05/28/14	$2.90	2,700	—
2014 Private Placement Warrants	05/28/14	$3.70	216	—

Total Warrants Outstanding			7,457	5,178

The Direct Registration Series I Warrants, issued by the Company on July 20, 2009, were recorded as a liability at their fair value as of the date of their issuance in July 2009 and are revalued at each subsequent reporting date. The value of these warrants recorded on the Company’s balance sheet was approximately $0 at both June 30, 2014 and December 31, 2013, respectively. These warrants had a five-year term and expired unexercised on July 20, 2014.

Options

The Company’s 2005 Stock Plan, as amended (the “2005 Plan”) provides for the award of options, restricted stock and stock appreciation rights to acquire up to 833,333 shares of the Company’s common stock in the aggregate. Currently, the 2005 Plan allows for awards of up to 200,000 shares that may be granted to any one participant in any fiscal year. For options subject to graded vesting, the Company elected the straight-line method of expensing these awards over the service period.

The following is a summary of the Company’s stock option activity under its 2005 Plan for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2013	192	$12.54	7.61

Granted	438	$2.77
Forfeited and expired	(15)	$4.45

Options outstanding at June 30, 2014	615	$5.79	8.58	$—

Options exercisable at June 30, 2014	207	$10.51	6.49	$—

Options vested or expected to vest at June 30, 2014	513	$6.26	8.37	$—

As of June 30, 2014 there was approximately $568,000, of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2014:

Weighted Average Assumptions
Risk-free interest rate	1.56%
Expected life (years)	4
Expected volatility	101%
Dividend yield	0.00%

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 615,000 stock options and 7,457,000 warrants at June 30, 2014 and 4,636 shares of preferred stock convertible into 1,277,125 shares of common stock, 178,000 stock options and 2,850,000 warrants at June 30, 2013, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Commitments and Contingencies

Facility Lease

The Company has a lease for its current facility in South San Francisco, California, which was amended in April 2014 to extend the term to June 30, 2019. The future minimum lease payments under the lease, as amended, are as follows:

Amount (In thousands)
2014 (remaining 6 months)	$83
2015	202
2016	208
2017	215
2018	221
Thereafter	112

Total lease obligations	$1,041

Manufacturing and Clinical Research Organization Commitments

As of June 30, 2014, the Company has a balance of unapplied purchase orders for expenditures related to outsourced drug manufacturing and clinical research activities of approximately $2,950,000, of which approximately $110,000 was estimated and accrued at June 30, 2014 for services performed, leaving approximately $2,840,000 to be incurred. Of the $2,840,000 to be incurred, the Company expects to incur approximately $1,510,000 during the remainder of 2014, of which approximately $530,000 is committed under non-cancelable contracts.

5.	Employee Severance

During the six months ended June 30, 2014 the Company recorded a charge in general and administrative expense and a related liability in accrued compensation and benefits of $435,000, related to an officer separation agreement. As of June 30, 2014, the Company had a remaining liability balance under this agreement of approximately $387,000 which is payable over the period ending May 2015.

6.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company is currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2014 and for the three and six month periods then ended should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, and also with the unaudited condensed financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Update on Strategy and Status of fosbretabulin tromethamine (also known as ZYBRESTAT®) Development Program

Our lead compound, fosbretabulin tromethamine, is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

Our current clinical development plan in ovarian cancer is as follows:

Fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) — Completed Phase 2 Trial

Genentech / Roche’s AVASTIN® (bevacizumab) is an anti-vascular endothelial growth factor (VEGF) monoclonal antibody that is currently FDA-approved for the treatment of a variety of solid tumor indications, but the approval currently does not include ovarian cancer. We believe that using fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer. In the European Union, AVASTIN® (bevacizumab) in combination with carboplatin and paclitaxel is approved for the front-line treatment of adult patients with advanced ovarian, fallopian tube, or primary peritoneal cancer and, in combination with carboplatin and gemcitabine, is approved for treatment of adult patients with first recurrence of platinum-sensitive epithelial ovarian, fallopian tube or primary peritoneal cancer who have not received prior therapy with AVASTIN® (bevacizumab) or other VEGF inhibitors or VEGF receptor–targeted agents. As front-line treatment in the European Union, AVASTIN® (bevacizumab) is approved in addition to carboplatin and paclitaxel for up to 6 cycles of treatment followed by continued use of AVASTIN® (bevacizumab) as single agent until disease progression or for a maximum of 15 months or until unacceptable toxicity, whichever occurs earlier. The EU Committee for Medicinal Products for Human Use (CHMP) has also recommended that the European Commission approve the use of AVASTIN ® (bevacizumab) in combination with chemotherapy as a treatment for women with platinum-resistant ovarian cancer.

In March 2014, we announced top line results from a randomized, two-arm Phase 2 trial evaluating AVASTIN® (bevacizumab) alone, as compared to AVASTIN® (bevacizumab) plus fosbretabulin tromethamine in patients with recurrent ovarian cancer. The topline results indicated a statistically significant increase in progression-free survival with the combination, the primary endpoint of the trial, with a p-value of less than 0.05. The trial enrolled 107 patients at 67 clinical sites in the United States and was conducted by the Gynecologic Oncology Group (GOG) under the sponsorship of the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute.

Secondary endpoints in the study included safety, objective response rate (measured according to RECIST criteria) and overall survival. The topline results announced in March 2014 also indicate that patients receiving the combination of fosbretabulin tromethamine and AVASTIN® (bevacizumab) achieved a higher objective response rate than patients receiving AVASTIN® (bevacizumab) alone, but that increase was not statistically significant. At the time of analysis of the primary endpoint of the study, too few deaths had occurred to analyze overall survival for this study. In accordance with the study protocol, all patients will continue to be followed for overall survival. Consistent with prior clinical experience with fosbretabulin tromethamine, patients in the combination arm experienced a higher incidence of hypertension compared to the control arm. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol. Patients in both arms were treated until disease progression or adverse effects prohibited further therapy. The updated study results are scheduled to be presented at the 15th Biennial International Gynecologic Cancer Society (IGCS) conference in Melbourne, Australia on November 9, 2014.

Fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) – Potential Future Development

In light of the top line results from the GOG-0186I trial, which demonstrated a statistically significant increase in progression-free survival from the combination of AVASTIN® (bevacizumab) plus fosbretabulin tromethamine as compared to AVASTIN® (bevacizumab) alone, we are currently evaluating the potential development pathway for fosbretabulin tromethamine in ovarian cancer. We are also conducting discussions regarding the development pathway in ovarian cancer with leading experts in this indication. Following our receipt of the complete data from the GOG-0186I trial and the feedback from discussions with experts in this indication, we will evaluate next steps in the development of fosbretabulin tromethamine for ovarian cancer.

Fosbretabulin tromethamine in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently FDA-approved for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using fosbretabulin tromethamine in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

We may provide fosbretabulin tromethamine to clinical investigators from two U.K.-based non-profit research organizations, The Christie National Health Service (NHS) Foundation Trust and the Hillingdon Hospital NHS Trust, for the implementation of this study. We expect that GSK will provide the VOTRIENT® (pazopanib). The study is designed as a Phase 1b/2 trial of VOTRIENT® (pazopanib) with and without fosbretabulin tromethamine, in advanced recurrent ovarian cancer. The trial design consists of a Phase 1 dose escalation portion with the combination of VOTRIENT® (pazopanib) and fosbretabulin tromethamine and a randomized Phase 2 portion comparing VOTRIENT ® (pazopanib) alone versus VOTRIENT® (pazopanib) plus fosbretabulin tromethamine in patients with relapsed ovarian cancer. The study aims to enroll approximately 120 patients in the Phase 2 portion of the study at sites in the U.K. The primary endpoint of the trial would be progression-free survival (PFS), and secondary endpoints would include safety, overall survival (OS), objective response rate, and CA125 response rate. Subject to approval by U.K. health authorities, appropriate funding by NHS with limited support by GSK and us, and ethics committee approvals, this trial could begin in the second half of 2014.

As in the combination therapy trial of fosbretabulin tromethamine with AVASTIN® (bevacizumab), which was sponsored and substantially funded by the National Cancer Institute, we believe that the potential cooperative relationship between the Christie NHS Foundation Trust and the Hillingdon Hospital NHS Trust, which is sponsored and primarily funded by NHS, with VOTRIENT® supplied by GSK and fosbretabulin tromethamine supplied by us, would help offset our costs associated with this trial. We expect to incur limited costs in supporting certain resources required by the NHS and the participating institutions for the duration of this trial and the costs of supplying fosbretabulin tromethamine for the trial.

Gastrointestinal Neuroendocrine Tumors

We are planning to initiate a Phase 2 monotherapy clinical trial of fosbretabulin tromethamine in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs) with elevated biomarkers in the second half of 2014. This trial would include 20 Sandostatin® -refractory GI-NET patients with increased biomarker levels. The primary endpoint of the trial would be reduction of biomarkers and secondary endpoints would include symptom control, tumor shrinkage and changes in quality of life as assessed by validated measures.

Carcinoid syndrome occurs in a sub-population of patients with neuroendocrine tumors who display an array of symptoms, such as flushing, diarrhea and, less frequently, bronchoconstriction and heart failure. These symptoms occur secondary to GI-NETs in approximately 5% of patients. These symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, which are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogues, such as Sandostatin®, helps to control the symptoms of carcinoid syndrome, patients who are or become unresponsive to somatostatin have limited therapeutic options, and we believe that treatment with fosbretabulin tromethamine, resulting in vascular shutdown and tumor necrosis, may improve outcomes for these patients. Approximately 14,000 people in the United States are diagnosed with carcinoid tumors each year.

A preclinical study of fosbretabulin tromethamine in a transgenic mouse model of pancreatic neuroendocrine tumors (PNETs) was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, Boston, MA, in a poster session on October 20, 2013. This placebo-controlled preclinical study was designed to evaluate the activity of systemic administration of fosbretabulin tromethamine for the treatment of functional insulinomas in a transgenic mouse model of PNETs. PNETs are highly vascularized tumors which originate in the pancreas. Functional PNETs make hormones that can cause a cascade of disease symptoms, resulting in significant morbidity for the patient. An insulinoma is a PNET that causes the over-secretion of the hormone insulin.

The animals in the treatment group received fosbretabulin tromethamine three times per week for four weeks, and the animals in the control group received a placebo at the same schedule. After four weeks, tumor size, serum insulin levels and other efficacy parameters, including apoptosis (cell death), cell proliferation and effects on tumor vasculature, were assessed. Treatment with fosbretabulin tromethamine in this animal model resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks following a single dose of fosbretabulin tromethamine and was accompanied by a significantly reduced tumor size of greater than 80% in the treated group compared to the placebo treated group. Treatment with fosbretabulin tromethamine was shown to be well tolerated, with no obvious toxicity and was shown to disrupt tumor vasculature, induce apoptosis and inhibit tumor cell proliferation.

Anaplastic Thyroid Cancer, or ATC

We continue to explore the possibility of a special marketing approval in the European Union, known as an MAA under “exceptional circumstances,” for the treatment of ATC. Based on the results of a Phase 2/3 controlled study in 80 patients with ATC, called the FACT study, comparing standard chemotherapy with and without fosbretabulin tromethamine, the FDA has provided guidance that we would need to conduct one or more large pivotal trials to obtain regulatory approval for fosbretabulin tromethamine in ATC in the United States. We believe these trials would be prohibitively expensive for such a rare indication. The European Union has alternative pathways for potential approval of drugs that are designed to treat life-threatening, extremely rare, orphan diseases such as ATC, without the requirement for large randomized trials. These include the possibility of an MAA under exceptional circumstances, in the case of therapies that address urgent, unmet medical needs. We have received feedback from the Scientific Advice Working Party, or SAWP, of the European Medicines Agency, and from other reviewing countries as part of the SAWP process on our plan to submit an MAA for fosbretabulin tromethamine in ATC. We continue to address this feedback and may ask for further clarification on the feedback we have received from the reviewing countries.

Ophthalmic Indications

In addition to developing fosbretabulin tromethamine as an intravenously administered therapy for a number of solid tumor indications, we believe that fosbretabulin tromethamine may also be useful as a therapy for a variety of ophthalmological diseases and conditions such as wet age-related macular degeneration (AMD) and diabetic retinopathy that are characterized by abnormal blood vessel growth within the eye that result in loss of vision, many of which are currently treated with anti-vascular endothelial growth factor (VEGF) therapies. While we continue to seek partnership or licensing opportunities that will allow this program to continue, we are not actively pursuing development in this area at this time.

Update on Strategy and Status of OXi4503 Development Program

In addition to pursuing development of fosbretabulin tromethamine, we are also pursuing the development of a second product candidate, OXi4503, a novel, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms an antiproliferative metabolite.

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to fosbretabulin tromethamine, OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

Acute Myelogenous Leukemia, or AML

We continue to support the ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with acute myelogenous leukemia, or AML, or with myelodysplastic syndrome, or MDS, a disorder of the normal blood formation process, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program.

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of August 4, 2014, 15 patients have been enrolled into this study, and a maximum tolerated dose has not been observed. Based on results to date, an expansion of the study to a second clinical site is being explored, with the goal of increasing the rate of enrollment in the trial.

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

Financial Resources

We have experienced net losses every year since our inception and, as of June 30, 2014, had an accumulated deficit of approximately $245,067,000. We expect to incur significant additional operating losses over the next several years, principally as a result of our plans to develop and commercialize fosbretabulin tromethamine for the treatment of ovarian cancer, neuroendocrine tumors and potentially ATC in the European Union, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and to a lesser extent the exercise of stock options. We currently have no recurring material amount of income. As of June 30, 2014, we had approximately $36,271,000 in cash.

Currently, we have two potential vehicles for raising additional capital which are not available to us at this time. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We are also restricted from making sales under this agreement until December 2014 due to provisions of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. After December 2014, we may be able to sell more shares under this agreement over the following twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement which expires on January 11, 2015. However, we are restricted from using this facility until December 2014 due to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. The price of our common stock as of August 4, 2014 was $2.44 and therefore, combined with the restrictions on using the facility until December 2014, the facility is not available to us at this time.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through approximately the middle of 2016. We expect this level of cash utilization to allow us to continue our ongoing programs, initiate a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers, and, if we finalize an agreement with a non-profit collaborator, support the collaborator in initiating a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib). While our existing cash will support the planning for a follow-on clinical program in fosbretabulin tromethamine for the treatment of advanced recurrent ovarian cancer, any significant further development of fosbretabulin tromethamine in advanced recurrent ovarian cancer, such as conducting follow-on clinical studies or other capital intensive activities will be contingent upon our ability to raise capital in addition to the capital available to us under our existing financing arrangements or from a collaborative research agreement with a third-party, as to which we can give you no assurance.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and June 30, 2013

Revenue

We recognized no product revenues for the three month periods ended June 30, 2014 and June 30, 2013. We also did not recognize any product revenues in the six month periods ended June 30, 2014 and June 30, 2013. In the past two years we have recognized product revenues under our distribution agreement with a Danish company which we entered into in December 2011. Product revenues were recognized after delivery of fosbretabulin tromethamine to the Danish company and the expiration of the 30 day inspection period at which point the drug was deemed accepted. We do not anticipate any product revenues in 2014.

We anticipate that our future revenues will depend primarily upon our ability to establish collaborations with respect to, and generate revenues from, products currently under development by us. We expect that we will not generate meaningful revenue in the near term future, unless and until we enter into new collaborations providing for funding through the payment of licensing fees and up-front payments.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three months ended June 30,		Change 2014 versus 2013		Six months ended June 30,		Change 2014 versus 2013
	2014	2013	Amount	%	2014	2013	Amount	%
External services	$1,629	$242	$1,387	573%	$2,706	$601	$2,105	350%
Employee compensation and related	293	211	82	39%	515	488	27	6%
Employee Stock-based compensation	87	12	75	625%	108	49	59	120%
Other	162	138	24	17%	229	211	18	9%

Total research and development	$2,171	$603	$1,568	260%	$3,558	$1,349	$2,209	164%

The increase in external services expense for the three and six month periods ended June 30, 2014 compared to the same three and six month periods in 2013 is primarily due to costs for the manufacturing of fosbretabulin tromethamine for research and development activities, including for clinical trials and possibly to support any regulatory filings. The increase is also attributable to costs associated with a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs). To a lesser extent, the increase in external service expense is also due to our increased use of consultant services as a result of decreased employee headcount and our use of consultant services related to evaluating our ovarian cancer program and the results from the GOG-0186I Phase 2 clinical trial in ovarian cancer. The increase in external services expense was in part offset by reductions in costs associated with the GOG-0186I ovarian Phase 2 clinical trial in which we shared in some costs.

The increase in employee compensation and related expenses for the three and six month periods ended June 30, 2014 compared to the same three and six month periods in 2013 is due primarily to an employee incentive compensation program established in 2014

Employee stock-based compensation expense increased for the three and six month periods ended June 30, 2014 compared to the same three and six month periods in 2013 due to the timing and vesting of stock option grants.

The increase in other expenses for the three and six month periods ended June 30, 2014 compared to the same three and six month periods in 2013 is due primarily to the timing of various conference expenses.

Based on our business strategy as outlined above and in our Annual Report on Form 10-K for the year ended December 31, 2013, we expect research and development expenses to increase in the year ending December 31, 2014 as compared to the year ended December 31, 2013. We have initiated and may continue to incur costs for the manufacturing of fosbretabulin tromethamine for research and development activities, including for clinical trials and possibly to support any regulatory filings. Additionally, we expect to incur costs associated with our Phase 2 trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers, and, if we finalize an agreement with a non-profit collaborator, we expect to share in the costs of initiating a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib). As of June 30, 2014, we have a balance of unapplied purchase orders for expenditures related to outsourced drug manufacturing and clinical research activities of approximately $2,950,000 of which approximately $110,000 was estimated and accrued at June 30, 2014 for services performed, leaving approximately $2,840,000 to be incurred. Of the $2,840,000 amount to be incurred, we may incur approximately $1,510,000 during the remainder of 2014, of which approximately $530,000 is committed under non-cancelable contracts.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three months ended June 30,		Change 2014 versus 2013		Six months ended June 30,		Change 2014 versus 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Employee compensation and related	$924	$308	$616	200%	$1,236	$632	$604	96%
Employee Stock-based compensation	48	89	(41)	–46%	56	125	(69)	–55%
Consulting and professional services	649	476	173	36%	1,337	1,065	272	26%
Other	132	179	(47)	–26%	365	365	—	0%

Total general and administrative	$1,753	$1,052	$701	67%	$2,994	$2,187	$807	37%

Employee compensation and related expenses increased in the three and six month periods ended June 30, 2014 as compared to the same three and six month periods in 2013, primarily due to severance expense recorded related to the departure of an officer and an employee incentive compensation program established in 2014.

Employee stock-based compensation expense decreased for the three and six month periods ended June 30, 2014 compared to the same three and six month periods in 2013 due to the timing and vesting of option grants.

Consulting and professional services expenses increased in the three and six month periods ended June 30, 2014 as compared to the same three and six month periods in 2013 due primarily to marketing research costs and investor relations expenses.

Other expenses decreased for the three month period ended June 30, 2014 and remained flat for the six month period ended June 30, 2014 as compared to the same three and six month periods in 2013, primarily due to the timing of expenditures related to corporate fees such as Delaware franchise and NASDAQ fees.

We continue to evaluate general and administrative expenses and look for ways to decrease such costs. As discussed above, we expect to begin new clinical trials and may continue to incur increased manufacturing costs in the 2014 fiscal year, in which case general and administrative expenses could increase in support of research and development activities. As a result, general and administrative expenses in the future could vary significantly from those incurred in the 2013 fiscal year.

Other Income and Expenses

Other income and expenses remained flat in the three and six month periods ended June 30, 2014 as compared to the three and six month periods ended June 30, 2013. Other income (expense), net, increased in the three and six month periods ended June 30, 2014 as compared to the three and six month periods ended June 30, 2013 due to an increase in foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative cash flow from operations each year since our inception, except in the year ended December 31, 2000. As of June 30, 2014, we had an accumulated deficit of approximately $245,067,000. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our clinical trials and anticipated research and development activities. We had cash of approximately $36,271,000 at June 30, 2014.

The net cash used in operating activities was approximately $5,927,000 in the six months ended June 30, 2014 compared to $3,342,000 in the comparable period in 2013. The net cash used in both periods was primarily attributable to our net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2014 and 2013 periods was also impacted by an increase in prepaid expenses, primarily for insurance and costs associated with a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs). Net cash used in the 2014 period was offset in part by an increase in accounts payable and accrued expenses, primarily for expenses related to severance and manufacturing.

Net cash provided by financing activities was approximately $35,193,000 for the six months ended June 30, 2014 compared to $6,128,000 in the comparable period in 2013. Net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributable to the net proceeds from financing transactions in February and May 2014 and exercises of warrants as described below. Net cash provided by financing activities in the six months ended June 30, 2013 was primarily attributable to net proceeds from the sale of preferred stock in a private placement closed in April 2013 and to a lesser extent from the sale of common stock pursuant to the ATM Agreement, both of which are described below.

On May 28, 2014, we closed a financing in which we raised approximately $16,000,000 in gross proceeds or approximately $14,822,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $2.9625. For each share of common stock purchased, investors received one share of common stock and 0.5 of an unregistered warrant to purchase a share of the Company’s common stock. A total of 5,400,847 shares of common stock were issued and warrants for the purchase of 2,700,424 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year and three-month term, and an exercise price of $2.90 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 216,033 shares of our common stock. The warrants issued to the placement agent and related persons were exercisable immediately after issuance, have an exercise price of $3.7031 per share and terminate on June 14, 2017. The shares of common stock underlying the warrants issued to investors and the placement agent and related persons were subsequently registered pursuant to a registration statement that became effective on June 16, 2014. None of the warrants issued on May 28, 2014 were exercised during the six months ended June 30, 2014.

On February 18, 2014, we closed a registered public offering of units of common stock and warrants, in which we raised approximately $12,000,000 in gross proceeds or approximately $10,860,000 in net proceeds after deducting placement agents’ fees and other offering expenses. Investors purchased units, at a price per unit of $2.05, which consisted of one share of common stock and 0.5 of a warrant to purchase a share of our common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 292,682 shares of our common stock, which were exercisable immediately after issuance, have a five-year term and an exercise price of $2.56 per share.

During the six months ended June 30, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of our common stock for net proceeds of approximately $2,900,000.

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

During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants into 270,390 shares of our common stock for net proceeds of approximately $864,000. During the six months ended June 30, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants for the purchase of 350,000 shares of our common stock for net proceeds of approximately $1,119,000.

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

During the six months ended June 30, 2014, the investors in the September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of June 30, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. We are limited as to how many shares we can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. Further, we are restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. Subject to these restrictions, we may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, we issued 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the six months ended June 30, 2013 and issued no shares of common stock under this agreement during the six months ended June 30, 2014.

In November 2011, we entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the SEC. Furthermore, we are restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. With these restrictions and because the price of our common stock as of August 4, 2014 was $2.44, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period ending January 11, 2015, in amounts of up to $200,000, which amounts may be increased under certain circumstances. During the term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. Assuming that the purchase price per share is $6.00 or greater, the total dollar amount of common stock that we could sell under the LPC Purchase Agreement during the next twelve months is approximately $17,400,000, provided that we would be required to file and have declared effective an additional registration statement in order to sell more than an additional 66,862 shares of our common stock under the LPC Purchase Agreement.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through approximately the middle of 2016. We expect this level of cash utilization to allow us to continue our ongoing programs, initiate a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers and, if we finalize an agreement with a non-profit collaborator, support the collaborator to initiate a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib). While our existing cash will support the planning for a follow-on clinical program in fosbretabulin tromethamine for the treatment of advanced recurrent ovarian cancer, it does not allow for conducting any follow-on clinical studies of fosbretabulin tromethamine in advanced recurrent ovarian cancer. Any significant further development of fosbretabulin tromethamine or other capital intensive activities will be contingent upon our ability to raise capital in addition to the capital available to us under our existing financing arrangements.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including fosbretabulin tromethamine and OXi4503; the costs of complying with FDA and other regulatory agency requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2014 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 7, 2014, the Company entered into an amendment to its employment agreement with Dr. David Chaplin, its Chief Executive Officer, or CEO. Among other things, the amendment corrects the description of the vesting provision for an option granted to Dr. Chaplin at the time of his hiring as the Company’s CEO, provides that the Company will reimburse Dr. Chaplin for certain travel and living expenses associated with his work for the Company, and specifies the rate at which Dr. Chaplin’s vacation time will accrue. A copy of the amendment is attached as an exhibit to this Form 10-Q.

Item 6. Exhibits

10.1	Employment Agreement, dated May 16, 2014, between Dr. David Chaplin and OXiGENE, Inc.

10.2	Amendment No. 1 to Employment Agreement, dated August 7, 2014, between Dr. David Chaplin and OXiGENE, Inc.

10.3	Separation Agreement and Release, dated May 16, 2014, between Dr. Peter J. Langecker and OXiGENE, Inc.

10.4	Amended and Restated Director Compensation Policy.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: August 8, 2014	By:	/s/ David J. Chaplin
David J. Chaplin
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer