Form 10-Q
period 2014-09-30
OXIGENE INC
filed 2014-11-13
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 20,705,514 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$32,887	$7,005
Prepaid expenses	279	93
Other current assets	1	67

Total current assets	33,167	7,165

Property and equipment, net of accumulated depreciation of $238 and $268 at September 30, 2014 and December 31, 2013, respectively	30	36
License agreements, net of accumulated amortization of $1,476 and $1,406 at September 30, 2014 and December 31, 2013, respectively	23	93
Other assets	33	—

Total assets	$33,253	$7,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365	$476
Accrued compensation and benefits	811	116
Accrued research and development	212	317
Accrued other	286	342

Total current liabilities	1,674	1,251

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized; 20,706 and 5,586 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	207	56
Additional paid-in capital	279,889	244,495
Accumulated deficit	(248,517)	(238,508)

Total stockholders’ equity	31,579	6,043

Total liabilities and stockholders’ equity	$33,253	$7,294

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Product revenues	$—	$95	$—	$95

Operating expenses:
Research and development	2,240	1,165	5,798	2,514
General and administrative	1,213	1,577	4,207	3,764

Total operating expenses	3,453	2,742	10,005	6,278

Loss from operations	(3,453)	(2,647)	(10,005)	(6,183)

Investment income	2	1	4	3
Other (expense) income, net	1	—	(8)	—

Net loss and comprehensive loss	(3,450)	(2,646)	(10,009)	(6,180)
Non-cash deemed dividend to preferred stock	—	(2,318)	—	(4,799)

Net loss attributable to common stock	$(3,450)	$(4,964)	$(10,009)	$(10,979)

Basic and diluted net loss per share attributable to common stock	$(0.17)	$(1.88)	$(0.64)	$(4.84)

Weighted-average number of common shares outstanding	20,705	2,640	15,716	2,268

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(10,009)	$(6,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	8
Amortization of license agreement	70	73
Stock-based compensation	352	638
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(153)	(24)
Accounts payable and accrued expenses	423	614

Net cash used in operating activities	(9,305)	(4,871)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(6)	—

Net cash used in investing activities	(6)	—

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	6,334
Proceeds from issuance of common stock, net of issuance costs	25,681	1,936
Proceeds from exercise of warrants into common stock, net of issuance costs	9,512	432

Net cash provided by financing activities	35,193	8,702

Increase in cash and cash equivalents	25,882	3,831
Cash at beginning of period	7,005	4,946

Cash at end of period	$32,887	$8,777

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$2,198
Non-cash deemed dividend to preferred stock	$—	$4,799

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

September 30, 2014

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (“VDAs”) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, fosbretabulin tromethamine and OXi4503.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2013.

Capital Resources

The Company has experienced net losses every year since inception and, as of September 30, 2014, had an accumulated deficit of approximately $248,517,000. The Company expects to incur significant additional operating losses over the next several years, principally as a result of the Company’s clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and, to a lesser extent, the exercise of stock options. The Company currently has no recurring material amount of income. As of September 30, 2014, the Company had approximately $32,887,000 in cash. Based on the Company’s ongoing programs, planned new programs and operations, the Company expects its existing cash to support its operations through approximately the end of 2016.

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

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, provided that, upon prior notice to the Company, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on May 28, 2014 were exercised during the nine months ended September 30, 2014.

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

The warrants issued to the investors and the placement agent and related persons contain limitations that prevent each holder of the warrants from acquiring shares upon exercise of the warrants that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity.

During the nine months ended September 30, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of the Company’s common stock for net proceeds of approximately $2,900,000.

Private Placements of Preferred Shares and Warrants

April 2013 Private Placement

On April 16, 2013, the Company closed an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,000,000 in gross proceeds, or approximately $4,192,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”). Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of the Company’s common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over the common stock, including any preferential liquidation rights.

During the year ended December 31, 2013, the investors in the private placement converted 2,198 shares of Series A Preferred Stock into 605,422 shares of the Company’s common stock. In connection with the September 2013 private placement described below, the Company agreed to redeem 2,802 shares of Series A Preferred Stock that remained outstanding as of that date, which had a redemption value of approximately $2,802,000, and therefore no shares of Series A Preferred Stock remain outstanding as of December 31, 2013. See below under September 2013 Private Placement.

Also included in the April 16, 2013 offering were warrants to purchase common stock, as follows:

(A) Warrants to purchase 1,377,412 shares of the Company’s common stock, which were exercisable immediately after issuance, have a five-year term and a per share exercise price of $3.40 (the “Series A Warrants”); and

(B) Warrants to purchase 1,377,412 shares of the Company’s common stock, which were exercisable immediately after issuance, have a two-year term and a per share exercise price of $3.40 (the “Series B Warrants”).

At the closing on April 16, 2013, the Company also issued to its placement agent and related persons Series A Warrants to purchase 82,645 shares of the Company’s common stock.

During the year ended December 31, 2013, the investors in the April 2013 private placement exercised 270,390 Series B Warrants for the purchase of 270,390 shares of the Company’s common stock for net proceeds of approximately $864,000. During the nine months ended September 30, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,119,000.

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

September 2013 Private Placement

On September 23, 2013, the Company closed an offering pursuant to the terms of a private placement agreement, in which the Company raised $5,800,000 in gross proceeds, or approximately $4,905,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”). The Company used the proceeds of this offering in part to redeem the remaining outstanding balance of 2,802 shares of the Series A Preferred Stock, issued in April 2013, for a redemption value of approximately $2,802,000. After further deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,103,000.

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

During the nine months ended September 30, 2014, the investors in the September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of September 30, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

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

At The Market Agreement and Purchase Agreement for the sale of common stock

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the “ATM Agreement”) with MLV & Co. LLC ( “MLV”), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the

Company. Further, the Company is restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement entered into with the purchasers in the May 2014 financing. The Company may be able to sell more shares under this agreement over the next twelve months depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur.

In connection with the ATM Agreement, the Company issued approximately 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the nine months ended September 30, 2013 and issued no shares of common stock under this agreement during the nine months ended September 30, 2014.

In November 2011, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of its common stock to Lincoln Park Capital Fund, LLC (“LPC”), which expires on January 11, 2015. The Company can only sell shares under this arrangement if it maintains a minimum stock price of $6.00, and the Company is restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement entered into with the purchasers in the May 2014 financing. Accordingly, the facility is not available to the Company at this time.

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2014 and December 31, 2013:

			Number of Warrants outstanding as of:
	Date of	Exercise	(In thousands)
Warrants Issued in Connection with:	Issuance	Price	September 30, 2014	December 31, 2013
Direct Registration Series I Warrants	07/20/09	$504.00	—	12
Private Placement Series A Warrants	04/16/13	$3.40	1,460	1,460
Private Placement Series B Warrants	04/16/13	$3.40	757	1,107
2013 Private Placement Warrants	09/23/13	$2.24	—	2,452
2013 Private Placement Warrants	09/23/13	$2.80	147	147
2014 Public Offering Warrants	02/18/14	$2.75	1,872	—
2014 Public Offering Warrants	02/18/14	$2.56	293	—
2014 Private Placement Warrants	05/28/14	$2.90	2,700	—
2014 Private Placement Warrants	05/28/14	$3.70	216	—

Total Warrants Outstanding			7,445	5,178

The Direct Registration Series I Warrants, issued by the Company on July 20, 2009, had a five-year term and expired unexercised on July 20, 2014.

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2013	192	$12.54	7.61
Granted	491	$2.73
Forfeited and expired	(41)	$33.40

Options outstanding at September 30, 2014	642	$3.72	8.67	$—

Options exercisable at September 30, 2014	229	$4.60	7.26	$—

Options vested or expected to vest at September 30, 2014	539	$3.81	8.52	$—

As of September 30, 2014 there was approximately $546,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2014:

Weighted Average Assumptions
Risk-free interest rate	1.57%
Expected life (years)	4
Expected volatility	101%
Dividend yield	0.00%

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 642,000 stock options and 7,445,000 warrants at September 30, 2014 and 5,800 shares of preferred stock convertible into 2,452,431 shares of common stock, 205,000 stock options and 5,313,000 warrants at September 30, 2013, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Commitments and Contingencies

Facility Lease

The Company has a lease for its current facility in South San Francisco, California, which was amended in April 2014 to extend the term to June 30, 2019. The future minimum lease payments under the lease, as amended, are as follows:

Amount (In thousands)
2014 (remaining 3 months)	$33
2015	202
2016	209
2017	215
2018	221
Thereafter	112

Total lease obligations	$992

Clinical Research Organization and Manufacturing Commitments

As of September 30, 2014, the Company has a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing of approximately $2,547,000, of which approximately $151,000 was estimated and accrued at September 30, 2014 for services performed, leaving approximately $2,396,000 to be incurred. Of the $2,396,000 to be incurred, the Company expects to incur approximately $866,000 during the remainder of 2014, of which approximately $215,000 is committed under non-cancelable contracts.

5.	Employee Severance

During the nine months ended September 30, 2014 the Company recorded a charge in general and administrative expense and a related liability in accrued compensation and benefits of $435,000, related to an officer separation agreement. As of September 30, 2014, the Company had a remaining liability balance under this agreement of approximately $282,000 which is payable over the period ending May 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2014 and for the three and nine month periods then ended should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, and also with the unaudited condensed financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Update on Strategy and Status of fosbretabulin tromethamine Development Program

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

Ovarian Cancer

Our current clinical development plan in ovarian cancer is as follows:

Fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) — Completed Phase 2 Trial

Genentech / Roche’s AVASTIN® (bevacizumab) is an anti-vascular endothelial growth factor (VEGF) monoclonal antibody. We believe that using fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

In November 2014, the positive study results from the Phase 2 GOG 186I clinical trial were presented at the 15th Biennial International Gynecologic Cancer Society (IGCS) conference in Melbourne, Australia. The GOG 186I clinical trial was conducted by the Gynecologic Oncology Group (GOG), now part of NRG Oncology, under the sponsorship of the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute and was a randomized, two-arm Phase 2 trial evaluating AVASTIN® (bevacizumab) alone, as compared to AVASTIN® (bevacizumab) plus fosbretabulin tromethamine, in patients with recurrent ovarian cancer. The trial enrolled 107 patients with both platinum-sensitive and platinum-resistant recurrent ovarian cancer at 67 clinical sites in the United States. The results indicated a statistically significant increase in progression-free survival (PFS) with the combination, the primary endpoint of the trial, with a p-value of 0.049. The hazard ratio was 0.685 with a 90% 2-sided confidence interval (CI) of 0.47 ~1.00. Median PFS was 7.3 months for bevacizumab plus fosbretabulin (n=54) compared to 4.8 months with bevacizumab (n= 53). Patients in both arms were treated until disease progression or adverse effects prohibited further therapy.

In a post-hoc subgroup analysis presented at the IGCS conference, data showed that patients who were platinum-resistant also had a statistically significant improvement in PFS with the combination. Among the 27 patients who were platinum-resistant, median PFS was 6.7 months for those receiving bevacizumab and fosbretabulin compared to 3.4 months for those receiving bevacizumab alone with a p-value of 0.01. The hazard ratio was 0.57. Although the subgroup included a relatively small number of patients, these findings suggest that adding fosbretabulin to bevacizumab has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients. Also in the post-hoc subgroup analysis, among the 80 patients who were platinum-sensitive, while not statistically significant, median PFS was 7.6 months for those receiving bevacizumab and fosbretabulin compared to 6.1 months for those receiving bevacizumab alone, with a p-value of 0.139 and a hazard ratio of 0.67.

In the study, patients with measurable disease who received the combination of fosbretabulin and bevacizumab also achieved a higher objective response rate (ORR), a secondary endpoint in the study, measured according to RECIST criteria. Although not a statistically significant result, patients receiving the combination had an ORR of 35.7 percent (n=42; CI 90% 23.5 ~ 49.5%) compared to 28.2 percent for patients on bevacizumab alone (n=39; CI 90% 16.7 ~ 42.3%). In the small subgroup of platinum-resistant patients, the addition of fosbretabulin to bevacizumab treatment increased ORR to 40.0 (n=10) percent compared to 12.5 percent (n=8) for bevacizumab alone.

Additional secondary endpoints in the study included safety and overall survival. All adverse events in the study were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with fosbretabulin, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (10 cases for bevacizumab as compared to 17 for the combination). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol.

Patients continue to be followed for overall survival (OS). A preliminary analysis of 33 events did not demonstrate a statistically significant difference in OS between the study arms. However, we believe that the OS data currently available is not sufficiently mature to yield any definitive conclusions. Further analysis of this secondary endpoint will be conducted as the data matures.

AVASTIN® (bevacizumab) is currently FDA-approved for the treatment of a variety of solid tumor indications, but the approvals currently do not include ovarian cancer. We understand that the FDA has accepted Genentech’s supplemental Biologics License Application (sBLA) and granted Priority Review for Avastin® (bevacizumab) plus chemotherapy for the treatment of women with recurrent platinum-resistant ovarian cancer, based on data from the Phase III AURELIA trial, with an FDA action date of November 19, 2014.

AVASTIN® (bevacizumab) is approved in the EU in combination with different chemotherapy regimens for platinum resistant and platinum sensitive ovarian cancer.

Fosbretabulin tromethamine in combination with AVASTIN® (bevacizumab) – Potential Future Development

In light of the results from the GOG-0186I trial, which demonstrated a statistically significant increase in progression-free survival from the combination of AVASTIN® (bevacizumab) plus fosbretabulin tromethamine as compared to AVASTIN® (bevacizumab) alone, we are currently evaluating the potential development pathway for fosbretabulin tromethamine in ovarian cancer. The subgroup analysis in platinum-resistant patients suggests that adding fosbretabulin to bevacizumab has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients and therefore we currently plan to focus our potential development pathway on platinum-resistant ovarian cancer patients. We are also conducting discussions regarding our development pathway in ovarian cancer with leading experts in this indication and anticipate discussions with regulatory agencies in the first half of 2015 to determine a possible path forward for fosbretabulin in platinum-resistant ovarian cancer.

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

        In October 2014, the first patient was enrolled in a Phase 1b/2 trial of VOTRIENT® (pazopanib) with and without fosbretabulin tromethamine, in advanced recurrent ovarian cancer. The study is sponsored by The Christie Hospital NHS Foundation Trust and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit (MAHSC-CTU) with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust). The trial design consists of a Phase 1 dose escalation portion with the combination of VOTRIENT® (pazopanib) and fosbretabulin tromethamine and a randomized Phase 2 portion comparing VOTRIENT ® (pazopanib) alone versus VOTRIENT® (pazopanib) plus fosbretabulin tromethamine in patients with relapsed ovarian cancer. The study is estimated to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is progression-free survival, and secondary endpoints include safety, overall survival, objective response rate, and CA125 response rate.

As in the combination therapy trial of fosbretabulin tromethamine with AVASTIN® (bevacizumab), which was sponsored and substantially funded by the National Cancer Institute, we believe that the cooperative relationship among the participants in this trial, with VOTRIENT® supplied by GSK and fosbretabulin tromethamine supplied by us, will help offset our costs associated with this trial. We will incur limited costs required by the NHS and the participating institutions for the duration of this trial and the costs of supplying fosbretabulin tromethamine for the trial.

Gastrointestinal Neuroendocrine Tumors

In September 2014, we enrolled the first patient in a Phase 2 monotherapy clinical trial of fosbretabulin tromethamine in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs) with elevated biomarkers. This trial is designed to enroll 20 GI-NET patients with increased biomarker levels. The primary endpoint of the trial is a reduction in biomarkers and secondary endpoints include symptom control and changes in quality of life as assessed by validated measures.

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

Anaplastic Thyroid Cancer, or ATC

At this time our main focus with fosbretabulin tromethamine is pursuing our programs in ovarian cancer and GI-NETs. While we have had discussions with the European regulatory agencies regarding the potential to submit a special marketing approval (MAA) in the European Union for ATC under the exceptional circumstances pathway, and have received useful feedback, given our current priorities and resources, we have decided not to actively pursue such a filing at this time. Although this pathway continues to remain open to us, our near term priorities are focused on our development programs in ovarian cancer and completing our Phase 2 program in GI-NETs.

Ophthalmic Indications

In addition to developing fosbretabulin tromethamine as an intravenously administered therapy for a number of solid tumor indications, we believe that fosbretabulin tromethamine may also be useful as a therapy for a variety of ophthalmological diseases and conditions such as wet age-related macular degeneration (AMD) and diabetic retinopathy. These diseases, many of which are currently treated with anti-vascular endothelial growth factor (VEGF) therapies, are characterized by abnormal blood vessel growth within the eye that result in loss of vision. While we continue to seek partnership or licensing opportunities that will allow this program to continue, we are not actively pursuing development in this area at this time.

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

This open-label, dose-escalating study for the treatment of up to 36 patients will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. New patients are continuing to be enrolled in this study. As of November 10, 2014, 16 patients have been enrolled into this study, and a maximum tolerated dose has not been observed. Among the patients treated to date, two patients have shown stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Based on these results, an expansion of the study to a second clinical site is being explored, with the goal of increasing the rate of enrollment in the trial. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer, which may be related to anti-leukemic activity of the drug. It is estimated that an additional 12 to 15 patients will be required to establish a maximum tolerated dose.

Financial Resources

We have experienced net losses every year since our inception and, as of September 30, 2014, had an accumulated deficit of approximately $248,517,000. We expect to incur significant additional operating losses over the next several years, principally as a result of our plans to develop and commercialize fosbretabulin tromethamine for the treatment of ovarian cancer and neuroendocrine tumors, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and to a lesser extent the exercise of stock options. We currently have no recurring material amount of income. As of September 30, 2014, we had approximately $32,887,000 in cash.

Currently, we have two potential vehicles for raising additional capital which are not available to us at this time. We have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We are also restricted from making sales under this agreement until December 2014 due to provisions of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. After December 2014, we may be able to sell more shares under this agreement over the following twelve months depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. Additionally, subject to a minimum purchase price of $6.00 per share and other conditions of the arrangement, we may sell up to a total of $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC, or LPC, pursuant to a stock purchase agreement which expires on January 11, 2015. We do not intend to seek an extension of the expiration date of this agreement. We are restricted from using this facility until December 2014 due to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. The price of our common stock as of November 10, 2014 was $1.98 and therefore, combined with the restrictions on using the facility until December 2014, the facility is not available to us at this time.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through approximately the end of 2016. We expect this level of cash utilization to allow us to continue our ongoing programs, including a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers, and supporting a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK based nonprofit organizations. While our existing cash will support the planning for a follow-on clinical program in fosbretabulin tromethamine for the treatment of advanced recurrent ovarian cancer, any significant further development of fosbretabulin tromethamine in advanced recurrent ovarian cancer, such as conducting follow-on clinical studies or other capital intensive activities will be contingent upon our ability to raise capital in addition to the capital available to us under our existing financing arrangements or from a collaborative research agreement with a third-party, as to which we can give you no assurance.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenue

We did not recognize any product revenues for the three month period ended September 30, 2014 and recognized $95,000 in product revenues for the three month period ended September 30, 2013. We also did not recognize any product revenues for the nine month period ended September 30, 2014 and recognized $95,000 in product revenues for the nine months ended September 30, 2013. In the three and nine month periods in 2013, we recognized product revenues under our distribution agreement with a Danish company, which we entered into in December 2011. Product revenues were recognized after delivery of fosbretabulin tromethamine to the Danish company and the expiration of the 30 day inspection period at which point the drug was deemed accepted. We do not anticipate any product revenues in 2014.

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

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the percentage change in these components:

	Three months ended September 30,		Change 2014 versus 2013		Nine months ended September 30,		Change 2014 versus 2013
	2014	2013	Amount	%	2014	2013	Amount	%
External services	$1,477	$822	$655	80%	$4,183	$1,423	$2,760	194%
Employee compensation and related	328	202	126	62%	843	690	153	22%
Employee Stock-based compensation	50	47	3	6%	158	96	62	65%
Other	385	94	291	310%	614	305	309	101%

Total research and development	$2,240	$1,165	$1,075	92%	$5,798	$2,514	$3,284	131%

The increase in external services expense for the three and nine month periods ended September 30, 2014 compared to the same three and nine month periods in 2013 is primarily due to costs for the manufacturing of fosbretabulin tromethamine for research and development activities, including for clinical trials and possibly to support any regulatory filings. The increase is also primarily attributable to costs associated with a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs). To a lesser extent, the increase in external service expense is also due to our use of consultant services related to evaluating our ovarian cancer program and the results from the GOG-0186I Phase 2 clinical trial in ovarian cancer. For the nine month period ended September 30, 2014, the increase in external services expense was in part offset by reductions in costs associated with the GOG-0186I ovarian Phase 2 clinical trial in which we shared in some costs.

The increase in employee compensation and related expenses for the three month period ended September 30, 2014 compared to the same three month period in 2013 is due to employment of additional research and development personnel and, for the three and nine month periods ended September 30, 2014, an employee incentive compensation program established in 2014.

Employee stock-based compensation expense increased for the three and nine month periods ended September 30, 2014 compared to the same three and nine month periods in 2013 due to the timing and vesting of stock option grants.

The increase in other expenses for the three and nine month periods ended September 30, 2014 compared to the same three and nine month periods in 2013 is due primarily to licensing fees and expenses related to hosting discussions with our key opinion leaders and experts related primarily to our ovarian cancer development program.

Based on our business strategy as outlined above and in our Annual Report on Form 10-K for the year ended December 31, 2013, research and development expenses will increase in the year ending December 31, 2014 as compared to the year ended December 31, 2013. For the nine month period ended September 30, 2014, research and development expenses have exceeded total research and development expenses for the year ended December 31, 2013. We have incurred and may continue to incur costs for the manufacturing of fosbretabulin tromethamine for research and development activities, including for clinical trials and possibly to support any regulatory filings. Additionally, we expect to incur costs associated with our Phase 2 trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers and in helping to support a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK nonprofit organizations. As of September 30, 2014, we have a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing of approximately $2,547,000 of which approximately $151,000 was estimated and accrued at September 30, 2014 for services performed, leaving approximately $2,396,000 to be incurred. Of the $2,396,000 amount to be incurred, we may incur approximately $866,000 during the remainder of 2014, of which approximately $215,000 is committed under non-cancelable contracts.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the percentage changes in these components:

	Three months ended September 30,		Change 2014 versus 2013		Nine months ended September 30,		Change 2014 versus 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Employee compensation and related	$383	$454	$(71)	-16%	$1,619	$1,086	$533	49%
Employee Stock-based compensation	29	234	(205)	-88%	85	359	(274)	-76%
Consulting and professional services	621	696	(75)	-11%	1,958	1,761	197	11%
Other	180	193	(13)	-7%	545	558	(13)	-2%

Total general and administrative	$1,213	$1,577	$(364)	-23%	$4,207	$3,764	$443	12%

Employee compensation and related expenses decreased in the three month period ended September 30, 2014 as compared to the same three month period ended in 2013, primarily due to a bonus paid to an officer in 2013 to compensate the officer for income taxes related to a restricted stock grant, offset in part by an employee incentive compensation program established in 2014. Employee compensation and related expenses increased in the nine month period ended September 30, 2014 as compared to the same nine month period in 2013, primarily due to severance expense recorded in 2014 related to the departure of an officer and an employee incentive compensation program established in 2014, offset in part by a bonus paid to an officer in 2013 to compensate the officer for income taxes related to a restricted stock grant.

Employee stock-based compensation expense decreased for the three and nine month periods ended September 30, 2014 compared to the same three and nine month periods in 2013 primarily due to a grant of restricted stock to an officer in 2013 having a value of $200,000 and to a lesser extent due to the timing and vesting of option grants.

Consulting and professional services expense decreased in the three month period ended September 30, 2014 as compared to the same three month period in 2013 due to a decrease in legal expenses related to public company filings and patent fees and a decrease in board fees related to the hiring of one of our board members as our Chief Executive Officer. Consulting and professional services expense increased in the nine month period ended September 30, 2014 as compared to the same nine month period in 2013 due primarily to marketing research costs and investor relations expenses offset in part by decreases related to legal and board fees.

Other expenses decreased in the three and nine month period ended September 30, 2014 as compared to the same three and nine month periods in 2013, primarily due to the timing of expenditures related to corporate fees such as Delaware franchise and transfer agent fees.

We continue to evaluate general and administrative expenses and look for ways to decrease such costs. As discussed above, we have recently begun new clinical trials and increased our research and development activities, resulting in an increase in general and administrative expenses for the nine month period ended September 30, 2014. General and administrative expenses in the future could vary significantly from those incurred in the 2013 fiscal year.

Other Income and Expenses

Investment income primarily reflects increases and decreases in cash balances due to interest income earned on our operating cash accounts. Other (expense) income primarily reflect foreign currency exchange gains and losses which can vary depending on exchange rate agreements with foreign vendors and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced negative cash flow from operations each year since our inception, except in the year ended December 31, 2000. As of September 30, 2014, we had an accumulated deficit of approximately $248,517,000. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our clinical trials and anticipated research and development activities. We had cash of approximately $32,887,000 at September 30, 2014.

The net cash used in operating activities was approximately $9,305,000 in the nine months ended September 30, 2014 compared to $4,871,000 in the comparable period in 2013. The net cash used in both periods was primarily attributable to our net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in the 2014 period was offset in part by an increase in accounts payable and accrued expenses, primarily for expenses related to severance in the 2014 period and for manufacturing of fosbretabulin tromethamine in the 2013 period.

Net cash provided by financing activities was approximately $35,193,000 for the nine months ended September 30, 2014 compared to $8,702,000 in the comparable period in 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily attributable to the net proceeds from financing transactions in February and May 2014 and exercises of warrants as described below. Net cash provided by financing activities in the nine months ended September 30, 2013 was primarily attributable to net proceeds from the sale of preferred stock and warrants in private placement financings closed in April and September 2013 and to a lesser extent from the sale of common stock pursuant to the ATM Agreement, which are all described below.

On May 28, 2014, we closed a financing in which we raised approximately $16,000,000 in gross proceeds or approximately $14,822,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $2.9625. For each share of common stock purchased, investors received one share of common stock and 0.5 of an unregistered warrant to purchase a share of the Company’s common stock. A total of 5,400,847 shares of common stock were issued and warrants for the purchase of 2,700,424 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year and three-month term, and an exercise price of $2.90 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 216,033 shares of our common stock. The warrants issued to the placement agent and related persons were exercisable immediately after issuance, have an exercise price of $3.7031 per share and terminate on June 14, 2017. The shares of common stock underlying the warrants issued to investors and the placement agent and related persons were subsequently registered pursuant to a registration statement that became effective on June 16, 2014. None of the warrants issued on May 28, 2014 were exercised during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of our common stock for net proceeds of approximately $2,900,000.

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

During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants into 270,390 shares of our common stock for net proceeds of approximately $864,000. During the nine months ended September 30, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants for the purchase of 350,000 shares of our common stock for net proceeds of approximately $1,119,000.

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

During the nine months ended September 30, 2014, the investors in the September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of September 30, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

On July 21, 2010, we entered into the ATM Agreement with MLV pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. We are limited as to how many shares we can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies. Further, we are restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. Subject to these restrictions, we may be able to sell more shares over the next twelve months under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, we issued 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the nine months ended September 30, 2013 and issued no shares of common stock under this agreement during the nine months ended September 30, 2014.

In November 2011, we entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 (with a remaining balance of $17,400,000) of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. We do not have the ability to sell shares under this arrangement if we fail to maintain a minimum stock price of $6.00 or if we fail to maintain the effectiveness of a registration statement filed with the SEC. Furthermore, we are restricted from using this facility until December 2014 pursuant to the terms of the securities purchase agreement we entered into with the purchasers in the May 2014 financing. With these restrictions and because the price of our common stock as of November 10, 2014 was $1.98, the facility is not available to us at this time. If our stock price rises above $6.00 and the other conditions of the arrangement are met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period ending January 11, 2015, in amounts of up to $200,000, which amounts may be increased under certain circumstances. We do not intend to seek an extension of the expiration date of this agreement. During the term of the LPC Purchase Agreement, we generally control the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC has no right to require us to sell any shares to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions, which include the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock. There is no guarantee that funding from LPC will be available when needed, or at all. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to any future sales will be based on the prevailing market prices of our shares immediately preceding the notice of sale to LPC without any fixed discount. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty.

Based on our ongoing programs, planned new programs and operations, we expect our existing cash to support our operations through approximately the end of 2016. We expect this level of cash utilization to allow us to continue our ongoing programs, including a Phase 2 clinical trial of fosbretabulin tromethamine in patients with recurrent GI-NETs with elevated biomarkers and supporting a Phase 1b/2 trial of fosbretabulin tromethamine in relapsed ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK based nonprofit organizations. While our existing cash will support the planning for a follow-on clinical program in fosbretabulin tromethamine for the treatment of advanced recurrent ovarian cancer, it does not allow for conducting any follow-on clinical studies of fosbretabulin tromethamine in advanced recurrent ovarian cancer. Any significant further development of fosbretabulin tromethamine or other capital intensive activities will be contingent upon our ability to raise capital in addition to the capital available to us under our existing financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2014 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

        On November 12, 2014, OXiGENE and its Chief Financial Officer, Barbara Riching, entered into an amendment (the “Amendment”) to Ms. Riching’s Employment Agreement with the Company, dated February 27, 2013. Pursuant to the terms of the Amendment, if Ms. Riching’s employment is terminated by OXiGENE other than for cause or by Ms. Riching with good reason, as such terms are defined in the Amendment, OXiGENE will pay to Ms. Riching six (6) months of her then-current base salary, pursuant to the Company’s regular payroll practices, and will reimburse Ms. Riching for any COBRA premiums paid during the six (6) month period following her termination. In addition, if Ms. Riching’s employment is terminated by OXiGENE other than for cause or by Ms. Riching with good reason in the one year following the effective date of a change in control of OXiGENE, as defined in the Amendment, OXiGENE will pay to Ms. Riching a lump sum of six (6) months of her then-current base salary, will reimburse Ms. Riching for any COBRA premiums paid during the six (6) month period following her termination, and all of Ms. Riching’s unvested equity compensation outstanding on the date of termination shall vest and be immediately exercisable. A copy of the amendment is attached as an exhibit to this Form 10-Q.

Item 6. Exhibits

10.1	Amendment No. 1 to Employment Agreement, dated November 12, 2014, between Ms. Barbara Riching and OXiGENE, Inc.

10.2	Consulting Agreement, dated August 14, 2014, between Dr. William Schwieterman and OXiGENE, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: November 13, 2014	By:	/s/ David J. Chaplin
David J. Chaplin
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 1 to Employment Agreement, dated November 12, 2014, between Ms. Barbara Riching and OXiGENE, Inc.

10.2	Consulting Agreement, dated August 14, 2014, between Dr. William Schwieterman and OXiGENE, Inc.

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements