Form 10-K
period 2014-12-31
OXIGENE INC
filed 2015-03-30
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-21990

OXiGENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 Gateway Boulevard, Suite 210	94080
South San Francisco, CA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 635-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2014 was $53,551,000.

As of March 25, 2015, the aggregate number of outstanding shares of common stock of the registrant was 26,544,934.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 28, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; our ability to expand our commercial operations; the clinical development of and the process of commercializing fosbretabulin tromethamine; the combination of fosbretabulin tromethamine with AVASTIN® (bevacizumab), the clinical development of and the process of commercializing OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance of third parties, including our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from the facility currently in place with MLV & Co. LLC (MLV); the tendency of our certificate of incorporation, amended and restated bylaws or our stockholders’ rights agreement to deter a change of management or delay acquisition offers; the volatility of the price of our common stock; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Annual Report or any document incorporated by reference herein or therein.

The words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “indicate,” or “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. “Risk Factors” and “Business,” as well as other sections in this Annual Report or incorporated by reference into this Annual Report, discuss some of the factors that could contribute to these differences.

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

i

PART I

ITEM 1.	BUSINESS

Our Business

Overview

We are a biopharmaceutical company primarily focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. We have two clinical stage product candidates that are currently being developed in three potential oncology indications. Our lead compound, fosbretabulin tromethamine, or fosbretabulin, is being tested in two indications, recurrent ovarian cancer and gastrointestinal neuroendocrine tumors, or GI-NETs, and our second compound, OXi4503, is currently being tested in patients with relapsed or refractory acute myelogenous leukemia (AML) or myelodysplastic syndromes (MDS). We have been granted orphan drug designation for fosbretabulin in the treatment of ovarian cancer in the United States and the European Union, and for OXi4503 in the treatment of AML in the United States. To date, we have observed fosbretabulin to be well tolerated in over 450 patients and to have clinical activity in a variety of indications including ovarian cancer.

We are pursuing what we believe to be a cost-efficient, risk-mitigated development strategy. In the United States and Europe, we are pursuing collaborations with established pharmaceutical companies with products whose efficacy we believe can be enhanced by the addition of our lead product candidate, fosbretabulin, and with non-profit research organizations such as The Christie Hospital NHS Foundation Trust (UK), an international leader in cancer research and development, and the Gynecologic Oncology Group, or GOG, now part of NRG Oncology (NCI), an organization dedicated to clinical research in the field of gynecologic cancer, for the treatment of advanced ovarian cancer.

Fosbretabulin Development Program

Fosbretabulin is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

Ovarian cancer affects approximately 22,000 women in the U.S. each year. This form of cancer begins in the ovaries and often spreads to the rest of the pelvis and abdomen prior to detection, resulting in a relatively poor prognosis. In fact, more than 60% of women diagnosed with ovarian cancer are in stage III or IV, making ovarian cancer difficult to treat and often fatal, with a five-year survival rate of approximately 45% — a rate which is largely unchanged since the 1990s. Overall, approximately 80% of patients diagnosed with ovarian epithelial, fallopian tube, and primary peritoneal cancer will relapse after first-line platinum-based and taxane-based chemotherapy. When treating recurrent ovarian cancer, the time between receiving the last dose of platinum-based chemotherapy and disease recurrence is used to help determine the choice of chemotherapy used in the next line of treatment. Patients are said to have ‘platinum-resistant’ disease if the disease worsens within six months of completing platinum-based chemotherapy. One quarter of those who relapse after initial treatment, or more than 4,300 women, will have platinum-resistant cancer, the most difficult-to-treat form of the disease. Additionally, a majority of patients who are not initially platinum-resistant and who may achieve a full remission following first-line therapy will also develop recurrent disease. There are relatively few cancer therapies that have been approved for the treatment of ovarian cancer including platinum-resistant cancer. Approved drugs include carboplatin and cisplatin, gemcitabine, doxorubicin, paclitaxel and bevacizumab. Many patients eventually become resistant to platinum-based therapies, and new treatment agents are needed. Due to the unmet need in the treatment of ovarian cancer and the small patient size of the indication in terms of number of patients, we have been granted an orphan drug designation in both the U.S. and Europe for the use of fosbretabulin in the treatment of ovarian cancer.

Fosbretabulin in combination with AVASTIN® (bevacizumab)—Completed Phase 2 Trial

Genentech / Roche’s AVASTIN® (bevacizumab) is an anti-vascular endothelial growth factor, or VEGF, monoclonal antibody. We believe that using fosbretabulin in combination with AVASTIN® (bevacizumab) may provide an equally effective yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer. This belief is supported by the recently completed Phase 2 trial with this combination in recurrent ovarian cancer.

In November 2014, the positive study results from the Phase 2 GOG-0186I clinical trial were presented at the 15th Biennial International Gynecologic Cancer Society (IGCS) conference in Melbourne, Australia. The GOG-0186I clinical trial was conducted by the GOG, now part of NRG Oncology, under the sponsorship of the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI) and was a randomized, two-arm Phase 2 trial evaluating AVASTIN® (bevacizumab) alone, as compared to AVASTIN® (bevacizumab) plus fosbretabulin, in patients with recurrent ovarian cancer. The trial enrolled a total of 107 patients with both platinum-sensitive and platinum-resistant recurrent ovarian cancer at 67 clinical sites in the United States. The results indicated a statistically significant increase in progression-free survival (PFS) in the combination arm, which was the primary endpoint of the trial, with a p-value of 0.049 (pre-specified analysis using a one-sided test; 10% level of significance). The hazard ratio was 0.685, with a 90% 2-sided confidence interval (CI) of 0.47 ~1.00. Median PFS was 7.3 months for AVASTIN® (bevacizumab) plus fosbretabulin (n=54), compared to 4.8 months with AVASTIN® (bevacizumab) alone (n= 53). Patients in both arms were treated until disease progression or adverse effects prohibited further therapy.

In a post-hoc subgroup analysis presented at the IGCS conference, data showed that patients who were platinum-resistant also had a statistically significant improvement in PFS with the combination. Among the 27 patients who were platinum-resistant, median PFS was 6.7 months for those receiving AVASTIN® (bevacizumab) and fosbretabulin compared to 3.4 months for those receiving AVASTIN® (bevacizumab) alone, with a p-value of 0.01. The hazard ratio was 0.57. Although the subgroup included a relatively small number of patients, these findings suggest that adding fosbretabulin to AVASTIN® (bevacizumab) has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients. Also in the post-hoc subgroup analysis, while not statistically significant, among the 80 patients who were platinum-sensitive, median PFS was 7.6 months for those receiving AVASTIN® (bevacizumab) and fosbretabulin compared to 6.1 months for those receiving AVASTIN® (bevacizumab) alone, with a p-value of 0.139 and a hazard ratio of 0.67.

In the study, patients with measurable disease who received the combination of fosbretabulin and AVASTIN® (bevacizumab) also achieved a higher objective response rate, or ORR, a secondary endpoint in the study, measured according to RECIST criteria. Although not a statistically significant result, patients receiving the combination had an ORR of 35.7% (n=42; CI 90% 23.5 ~ 49.5%) compared to 28.2 percent for patients on AVASTIN® (bevacizumab) alone (n=39; CI 90% 16.7 ~ 42.3%). In the small subgroup of platinum-resistant patients, the addition of fosbretabulin to AVASTIN® (bevacizumab) treatment increased ORR to 40.0 percent (n=10) compared to 12.5 percent (n=8) for AVASTIN® (bevacizumab) alone.

Additional secondary endpoints in the study included safety and overall survival. All adverse events in the study were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with fosbretabulin, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (10 cases for AVASTIN® (bevacizumab) as compared to 17 for the combination). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol.

Patients continue to be followed for overall survival (OS). A preliminary analysis after 33 events did not demonstrate a statistically significant difference in OS between the study arms. However, we believe that the OS data currently available is not sufficiently mature to yield any definitive conclusions. Further analysis of this secondary endpoint will be conducted as the data matures.

AVASTIN® (bevacizumab) is approved in the US in combination with chemotherapy (paclitaxel, pegylated liposomal doxorubicin, or topotecan) for the treatment of women with platinum-resistant recurrent ovarian cancer, based on results from the Phase III AURELIA trial, the approval of which was based on progression free survival.

AVASTIN® (bevacizumab) is also approved in the EU in combination with different chemotherapy regimens for platinum-resistant and platinum-sensitive ovarian cancer, the approval of which was based on progression free survival.

Our current clinical development plan in ovarian cancer is as follows:

Fosbretabulin in combination with AVASTIN® (bevacizumab)—Potential Future Development

In light of the results from the GOG-0186I trial, which demonstrated a prospectively defined statistically significant increase in progression-free survival from the combination of AVASTIN® (bevacizumab) plus fosbretabulin as compared to AVASTIN® (bevacizumab) alone, we are currently evaluating the potential development pathway, including the potential for a pivotal phase 3 clinical trial, for fosbretabulin in ovarian cancer. The subgroup analysis in platinum-resistant patients from the GOG-0186I trial suggests that adding fosbretabulin to AVASTIN® (bevacizumab) has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients, and therefore we currently plan to focus our potential development pathway on platinum-resistant ovarian cancer patients. We are also conducting discussions regarding our development pathway in ovarian cancer with leading experts in this indication and anticipate discussions with regulatory agencies in the second quarter of 2015 to determine a possible path forward for fosbretabulin in platinum-resistant ovarian cancer. Depending on the feedback from the FDA, we may file a special protocol assessment (SPA) relating to the development of fosbretabulin in this indication during the third quarter of 2015.

Fosbretabulin in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently approved by the U.S. Food and Drug Administration (FDA) for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of relapsed ovarian cancer. We believe that using fosbretabulin in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for relapsed ovarian cancer.

In October 2014, the first patient was enrolled in a Phase 1b/2 trial of VOTRIENT® (pazopanib) with and without fosbretabulin, in advanced recurrent ovarian cancer. The study is sponsored by The Christie Hospital NHS Foundation Trust and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit, or MAHSC-CTU, with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust). The trial design consists of a Phase 1b dose escalation portion with the combination of VOTRIENT® (pazopanib) and fosbretabulin and a randomized Phase 2 portion comparing VOTRIENT ® (pazopanib) alone versus VOTRIENT® (pazopanib) plus fosbretabulin in patients with relapsed ovarian cancer. The study is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is progression-free survival, and secondary endpoints include safety, overall survival, objective response rate, and CA125 response rate.

As in the combination therapy trial of fosbretabulin with AVASTIN® (bevacizumab), which was sponsored and substantially funded by the National Cancer Institute, we believe that the cooperative relationship among the participants in this trial, with VOTRIENT® (pazopanib) supplied by GSK and fosbretabulin supplied by us, will minimize our costs associated with this trial. We will incur limited costs as required by the U.K.’s National Health Service (NHS) and the participating institutions for the duration of this trial and the costs of supplying fosbretabulin for the trial.

Gastrointestinal Neuroendocrine Tumors

The incidence of neuroendocrine tumors, or NETs, in 2004 in the US was approximately 5 per 100,000 people, indicating 14,000 new cases per year, and the incidence is increasing. Since patients with NETs can have prolonged survival rates of over 5 years, it is estimated that the prevalence is much higher, approximating 100,000 people in the US. The most common site of occurrence of NETs in the US population is in the gastrointestinal tract, with over half the tumors located at this site. These tumors are referred to as gastrointestinal neuroendocrine tumors, or GI-NETs. These tumors can produce increased amounts of materials including peptides, many of which are biologically active and can, in around 10 -20% of patients, result in debilitating symptoms including flushing, diarrhea, weight loss and, less frequently, bronchoconstriction and heart failure. These particular symptoms are caused by overproduction of biologically active substances such as serotonin and kallikrein, which are released directly into systemic circulation, bypassing hepatic degradation. While drug treatment with somatostatin analogs, such as Sandostatin®, helps to control the symptoms, patients who are or become unresponsive to somatostatin or its analogs have limited therapeutic options. It is our belief, based on the available preclinical data, that by reducing blood flow to the tumors using fosbretabulin, we may be able to reduce the production of tumor-derived materials, including these biologically active substances. Although our initial focus in NETs is on GI-NETs, we believe that if our clinical development in this area is successful, this approach may have utility in other NETs and other hormone-producing tumors.

Our current clinical development plan in gastrointestinal neuroendocrine tumors is as follows:

Fosbretabulin monotherapy

In September 2014, we enrolled the first patient in a Phase 2 monotherapy clinical trial of fosbretabulin in patients with GI-NETs with elevated biomarkers. This trial is designed to enroll 20 GI-NET patients with increased biomarker levels at five sites in the United States. The primary endpoint of the trial is a reduction in biomarkers and secondary endpoints include symptom control and changes in quality of life as assessed by validated measures. We estimate that the trial will complete enrollment by the end of 2015. We also believe that there is the potential to receive interim data from this clinical trial by the end of 2015. Patients who participate in this trial are eligible to enroll in a rollover clinical trial which is designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to our drug.

Background

A preclinical study of fosbretabulin in a transgenic mouse model of pancreatic neuroendocrine tumors, or PNETs, was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, Boston, MA, in a poster session on October 20, 2013. This placebo-controlled preclinical study was designed to evaluate the activity of systemic administration of fosbretabulin for the treatment of functional insulinomas in a transgenic mouse model of PNETs. PNETs are highly vascularized tumors which originate in the pancreas. Functional PNETs make hormones that can cause a cascade of disease symptoms, resulting in significant morbidity for the patient. An insulinoma is a PNET that causes the over-secretion of the hormone insulin.

The animals in the treatment group received fosbretabulin three times per week for four weeks, and the animals in the control group received a placebo at the same schedule. After four weeks, tumor size, serum insulin levels and other efficacy parameters, including apoptosis (cell death), cell proliferation and effects on tumor vasculature, were assessed. Treatment with fosbretabulin in this animal model resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks of treatment with fosbretabulin. Treatment with fosbretabulin was not shown to be associated with any obvious toxicity, and was shown to disrupt tumor vasculature, induce apoptosis and inhibit tumor cell proliferation.

Anaplastic Thyroid Cancer, or ATC

At this time our main focus with fosbretabulin is pursuing our programs in ovarian cancer and GI-NETs. While we have had discussions with the European regulatory agencies regarding the potential to submit a special marketing approval known as an MAA in the European Union for ATC under the “exceptional circumstances” pathway, and have received useful feedback, given our current priorities and resources, we have decided not to actively pursue such a filing at this time. Although this pathway continues to remain open to us, our near term priorities for fosbretabulin are focused on our development programs in ovarian cancer and completing our Phase 2 clinical trial in GI-NETs.

OXi4503 Development Program

In addition to pursuing development of fosbretabulin, we are also pursuing the development of a second product candidate, OXi4503, a novel, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms a potentially antiproliferative metabolite.

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to fosbretabulin, OXi4503 has shown potent anti- tumor activity in preclinical studies of solid tumors and AML, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

Our current development program for OXi4503 is as follows:

Acute Myelogenous Leukemia, or AML

AML is a relatively rare cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the United States and accounting for approximately 1.2% of cancer deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. Due to an unmet need in the treatment of AML and the small size of the indication, we have been granted orphan drug designation in the United States for the use of OXi4503 in the treatment of AML. We intend to seek orphan drug designation in the EU.

OXi4503—Investigator Sponsored Trial

OXi4503 has been under development in an ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or MDS, a disorder of the normal blood formation process, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program. This open-label, dose-escalating study was intended to treat up to 36 patients and evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. As of March 18, 2015, 16 patients have been enrolled into this study, and a maximum tolerated dose had not been observed. In an effort to increase enrollment at a faster rate, we are planning to close this trial and initiate our own sponsored clinical trial with additional sites as described below.

OXi4503—Company Sponsored Trial

In 2015 we intend to close the investigator sponsored Phase 1 trial of OXi4503 in patients with AML or MDS and initiate our own Phase 1/2 trial which will initially be an open-label, dose-escalating study intended to treat up to an additional 20 patients, at 3-6 sites and evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients.

Background

Updated data from the investigator trial was presented at the December 2013 annual meeting of ASH in New Orleans, Louisiana. Among the first 13 patients treated at the two lowest dose levels, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug.

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

While fosbretabulin exerts a therapeutic effect similar to existing anti-angiogenic agents, depriving tumors (or, in the case of eye disease, ocular lesions) of blood supply, its mechanism of action is quite different. Consequently, we believe that our VDA drug candidates are second-generation anti-vascular drugs that are potentially complementary to, rather than directly competitive with, existing anti-angiogenic agents, a stance which is supported by the data we have gathered showing an improvement in patient outcomes when both agents are used in combination. Several preclinical studies, as well as the results of the Phase 2 GOG-0186I clinical trial, have confirmed the potential of this approach.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In preclinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from initial human clinical studies conducted by us with combinations of fosbretabulin and AVASTIN® (bevacizumab), provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects. Additionally, positive study results from the Phase 2 GOG-0186I clinical trial indicated a statistically significant increase in PFS with the combination of fosbretabulin and bevacizumab.

	Anti-Angiogenic Drugs	fosbretabulin tromethamine	OXi4503
Molecule Characteristics	Bevacizumab, ranibizumab are monoclonal antibodies (MABs) Sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc. are small molecule tyrosine kinase inhibitors (TKIs)	Small molecule reversible inhibitor of tubulin polymerization	Small molecule reversible inhibitor of tubulin polymerization Additionally forms cytotoxic metabolite (orthoquinone) via oxidation

Biological Effect	Continuously inhibit pro- angiogenic growth factor signaling (e.g., VEGF) to prevent formation and growth of new blood vessels throughout the tumor rim	Intermittently and reversibly occludes and collapses pre-existing abnormal tumor blood vessels that feed tumors	Similar to fosbretabulin. In addition, temporarily mobilizes hematopoietic and leukemic cells from the bone marrow

Target tissue	Promiscuous for all angiogenesis	Selective for abnormal vasculature characteristic of tumors and certain eye lesions	Similar to fosbretabulin. Makes leukemic cells mobilized from the bone marrow vulnerable for the effects of the orthoquinone metabolite

Mechanism	MABs bind to VEGF, thereby rendering it inactive TKIs inhibit downstream activities from the VEGF receptor	Selectively blocks formation of tumor vessel and other abnormal vessel tissue junctions by disrupting the cell junctional protein VE- cadherin	Similar to fosbretabulin. Additionally, orthoquinone metabolite has antiproliferative effect on leukemic cells

	Anti-Angiogenic Drugs	fosbretabulin tromethamine	OXi4503

Plasma Half-life	MABs remain in circulation for days or weeks	Approximately 4 hours	Approximately 2 hours, OXi4503 metabolite half- life is approximately 20 hours

Rapidity of Effect	Weeks	Hours	Hours

Target	Tumor Rim	Tumor Core	Tumor core. Additionally, malignant cells of myeloid lineage

Side Effects	Chronic-chronic hypertension with long- term use; Acute- impairment in wound healing; Hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient and manageable. Mostly hypertension, effectively controlled; Overlapping with anti-angiogenics; No cumulative toxicities alone or in combination	Transient and manageable. Mostly hypertension, effectively controlled; Effects on hematopoiesis and white blood cell counts

We believe our VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause shape change in tumor vascular endothelial cells, vessel occlusion and collapse, and the subsequent blockage of blood-flow to the tumor, which deprives it of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that our VDA drug candidates act in a reversible fashion on a protein called tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, fosbretabulin is able to collapse the structural framework that maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, initiating a cascade of events resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death, as demonstrated in animal studies and suggested in imaging studies of human patients treated with fosbretabulin and OXi4503.

Preclinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that fosbretabulin also disrupts the molecular engagement of VE-cadherin, a junctional protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels.

Preclinical and clinical study results indicate that fosbretabulin exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of fosbretabulin in humans is approximately four hours. Because the half-life of the active form of fosbretabulin is relatively short, the effects of fosbretabulin on tubulin are reversible, and fosbretabulin is typically administered no more frequently than once per week, the side-effects of fosbretabulin are typically transient in nature, limited to the period of time following administration when the active form of fosbretabulin is in the body in significant concentrations. This contrasts with drugs that interfere with blood vessel growth, known as anti-angiogenic agents, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body, exert their tumor blood-vessel growth inhibiting effects over days to weeks, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

In contrast with anti-angiogenic agents, which can cause a variety of chronic side-effects, side-effects associated with fosbretabulin are typically transient and manageable. The most frequent fosbretabulin side-

effects include infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Like approved anti-angiogenic drugs, fosbretabulin also exhibits cardiovascular effects, which in the majority of patients are mild and transient in nature. Approximately 10-20% of patients treated with fosbretabulin experience clinically-significant and transient hypertension that can be readily managed and prevented after initial occurrence with straightforward oral anti-hypertensive therapy. In an analysis undertaken by us, the incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

Collaborative Research and Development Arrangements

Our strategy is to develop innovative therapeutics for oncology. Our principal focus is to advance the clinical development and commercialization of our drug candidates fosbretabulin and OXi4503 and to identify new preclinical candidates that are complementary to our VDAs. To advance our strategy, we have established relationships with universities, research organizations and other institutions in these fields.

We intend to continue to rely on these relationships, rather than expand our in-house research and development staff. In general, these programs are created, developed and controlled by our internal management. Currently, we have collaborative agreements and arrangements with a number of institutions in the United States and abroad, which we utilize to perform the day-to-day activities associated with drug development. In 2014, collaborations and agreements were ongoing with a variety of university and research institutions, including the following:

•	Baylor University, Waco, Texas

•	UT Southwestern, Texas

•	University of Oxford, Oxford, United Kingdom

•	Gynecologic Oncology Group, and the Cancer Therapy Evaluation Program of the National Cancer Institute

•	Institute for Cancer Research UK

•	University of Florida

•	Azanta Danmark A/S

•	Aarhus University, Denmark

•	Albert Einstein College of Medicine of Yeshiva University

•	Angiogene Pharmaceuticals, Ltd.

In December 2011, we established a distribution agreement with a Danish company, Azanta Danmark A/S, or Azanta, to provide access to fosbretabulin for the treatment of patients with ATC on a compassionate use basis in certain specified territories, which was expanded to include additional territories in August 2012. This agreement was terminated effective December 31, 2014. The specified territories included the European Union, including the Nordic countries and Switzerland, Canada, Israel and South Korea. This program, which was managed by Azanta, provided a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe fosbretabulin to individual ATC patients while it is still in development. Under the terms of the agreement, we provided fosbretabulin to the Danish company, and they served as our exclusive distributor for fosbretabulin in the specified territories for this purpose. The Danish company provided fosbretabulin to physicians solely to treat ATC on a compassionate use basis in the specified territories until such time as fosbretabulin may have obtained marketing approval in that territory. The Danish company was responsible for all regulatory activities necessary to distribute and sell fosbretabulin on a compassionate use basis for the treatment of ATC within the specified territories. There was no transfer of ownership of intellectual property rights for fosbretabulin to the Danish company under the terms of the agreement.

We have secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, fosbretabulin and OXi4503. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and antiproliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty and milestone payments under the license agreement. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. Either party may terminate the license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement by either (i) determining that filing for regulatory approval is not warranted by the clinical testing date or (ii) by providing two months written notice of our intent to terminate the agreement. Payments made to ASU to date have amounted to $2,600,000. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license.

Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We believe that our hypoxia-activated VDAs could serve as line-extension products to fosbretabulin and/or OXi4503. We also have an exclusive license from Baylor University to all novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. We have the right to grant sublicenses under the Baylor license. The agreement with Baylor stipulates that low-single-digit royalties will be paid by us should sales be generated through use of Baylor’s compounds. Further, commencing in the first year that we provide no research funding to Baylor University we must pay a minimum annual royalty payment of $40,000. We are not required to pay Baylor for use of Baylor’s compounds other than pursuant to this royalty arrangement. We are entitled to file, prosecute and maintain patent applications on products for which we have a license under this agreement. We have made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. Either party may terminate the license agreement upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest U.S. patent licensed under this agreement is scheduled to expire in November 2030.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, fosbretabulin. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of fosbretabulin under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest United States patent licensed under this agreement is scheduled to expire in December 2021, excluding a patent term extension available under the Hatch-Waxman Act.

In June 2012, we secured a royalty-bearing, transferable, worldwide, exclusive license from Angiogene Pharmaceuticals Ltd. to make, have made, use, import, offer for sale, and sell a vascular disrupting agent, such as fosbretabulin, for treating neuroendocrine tumors and associated symptoms and syndromes. Under the Angiogene license, we have the right to grant sublicenses. Angiogene is entitled to low single-digit royalty payments and milestone payments under the agreement. Milestone payments are due upon initiation of the first clinical trial for a product using Angiogene intellectual property and initiation of the first registration clinical trial for a product using Angiogene intellectual property. We have the sole right to and bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the Angiogene license. Payments to Angiogene under this license to date have amounted to $300,000. The term of the royalty payable under the license will expire on the sooner of (i) ten years from the regulatory approval of a product subject to the license or (ii) launch by a third party of a generic version of the vascular disrupting agent. After the expiry of the royalty term, the license will become fully paid, irrevocable and perpetual. Either party may terminate the license upon material default of the other party, and we may terminate the agreement at will upon sixty days prior notice to Angiogene.

Company Background

We are a Delaware corporation, originally incorporated in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware, with our principal corporate office in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). Our Internet address is www.OXiGENE.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors & Media” section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our web site does not form a part of this Annual Report on Form 10-K.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusal of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (GLP) or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must be first approved by the FDA before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (GCP) to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

In the European Union and Japan, orphan drug exclusivity regulations provide for 10 years of marketing exclusivity for orphan drugs that are approved for the treatment of rare diseases or conditions.

Fosbretabulin was awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers and ovarian cancer. OXi4503 was awarded orphan drug status by the FDA for the treatment of acute myelogenous leukemia.

Fosbretabulin was also awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer and ovarian cancer.

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

In Europe, marketing authorizations may be submitted through a centralized, a decentralized or mutual recognition procedure. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union members’ states. The centralized procedure is also mandatory for cancer indications and orphan drug products. Based on these requirements, the centralized procedure would be used for our two current product candidates, fosbretabulin and OXi4503.

In Europe, alternative pathways for marketing approval include conditional approval or approval under exceptional circumstances. These pathways are available for drugs to treat serious or debilitating diseases and/or orphan drugs. Both conditional approval and approval under exceptional circumstances require a positive risk/benefit balance. Under conditional approval it is expected that additional clinical studies would support the lack of comprehensive clinical data provided at the time of the filing. Approval under exceptional circumstances is possible when the indication is so rare that the applicant cannot reasonably be expected to provide comprehensive clinical data. We have evaluated the potential benefits of seeking approval under exceptional circumstances for the use of fosbretabulin in ATC. However, given our current priorities and resources, we have decided not to actively pursue such a filing at this time.

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

As of March 18, 2015, we were the exclusive licensee, sole assignee or co-assignee of twenty-seven (27) granted U.S. patents, six (6) pending U.S. patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents and applications owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
Fosbretabulin tromethamine	Lyophilized or crystalline combretastatin A-4 phosphate tromethamine*	September 2021

	Methods of modulating tumor growth or metastasis by administration of combretastatin A-4 phosphate and paclitaxel*	December 2021

	Method of treating NET including carcinoid tumor symptoms by administering fosbretabulin***	June 2033

OXi4503**	Composition of matter for OXi4503 (combretastatin-A1-disodium-phosphate (OXi4503) pro-drug)** Method of treating myeloid neoplasm by administering OXi4503****	October 2021 November 2028

*	In-licensed from Bristol-Myers Squibb

**	In-licensed from Arizona State University

***	In-licensed from Angiogene Pharmaceuticals Ltd.; patent filed, awaiting grant

****	Patent filed, awaiting grant

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

The patent expiration dates referenced above do not reflect any potential patent term extension that we may receive under the federal Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The Hatch-Waxman Act generally permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half of the time between the effective date of an investigational new drug application, or IND, and the submission date of an NDA, plus the time between the submission date and approval date of an NDA. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension.

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

We are aware of a limited number of companies involved in the development of VDAs. Such companies include Bionomics, Immune Pharmaceuticals, and MediciNova, all of which have VDAs that we believe are at an earlier or similar stage of clinical development than our lead drug candidate, fosbretabulin.

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

EMPLOYEES

We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing for much of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. As of March 25, 2015, we had a total of 13 full-time employees and 1 employee working on a part-time basis.

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

RISKS RELATED TO OUR BUSINESS

We will be required to raise additional funds to finance our operations and continue the development of our product candidates; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

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

We are pursuing forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

After our financing in March 2015, we expect our existing cash to support our operations through approximately the end of 2017. We expect this level of cash utilization to allow us to advance our ongoing programs, including completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin; the initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion, of an open-label clinical trial of OXi4503 in patients with AML to be sponsored by us; and supporting a Phase 1b/2 trial of fosbretabulin in relapsed ovarian cancer in combination with Votrient® (pazopanib), being sponsored by two UK-based nonprofit organizations. While our existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of ovarian cancer, any significant further clinical development of fosbretabulin in advanced recurrent ovarian cancer, including the potential development of a special protocol assessment with the FDA, and conducting follow-on clinical studies or other capital intensive activities, will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements or from a collaborative research agreement with a third-party, as to which we can give you no assurance.

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

While we potentially have access to certain amounts of financing through an At Market Issuance Sales Arrangement, which we refer to as the ATM, with MLV & Co. LLC, these arrangements alone will not be sufficient to fund a late-stage clinical trial of fosbretabulin in any indication. In addition, we may be restricted by the terms of financing arrangements that we may enter into from making sales under the ATM Agreement. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing, whether through the ATM or otherwise, may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be impaired if our common shares lose their status on The NASDAQ Capital Market.

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

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States, in the European Union and in many other foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA or EMA is unpredictable and often exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate.

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

We use independent clinical investigators and, in many cases, contract research organizations and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol. Currently, we have clinical trial activities involving fosbretabulin and OXi4503 being conducted by physician clinical investigators who are independent of us, but with whom we have agreements for them to provide the results of their clinical trials to us. In order for us to rely on data from these ongoing studies in support of a marketing application, or NDA, for approval of any of our product candidates by the FDA or other regulatory authorities, the independent investigators are required to comply with FDA requirements applicable to their studies.

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

In February 2012, we were inspected by the FDA, and in March 2012, we received a Form FDA 483 containing observations from that inspection. The Form FDA 483 noted observations of certain deficiencies in the conduct of our FACT trial in ATC, which was conducted from July 2007 — February 2010. These observations related to the FDA’s good clinical practice requirements and included the failure to insure proper monitoring of third-party clinical investigators who were participants in our FACT trial, the failure to promptly bring non-compliant clinical investigators into compliance, and also found that some of the clinical trial monitors selected by our clinical research organizations, or CROs, outside the United States were not sufficiently qualified by experience and training to monitor clinical trials. The Form FDA 483 also included observations related to the failure to address the improper storage of a drug that was being used in the trial, and the failure to maintain records and case histories in compliance with FDA regulations. The issues noted in the Form FDA 483 had previously been identified and addressed by our management as part of an internal review of our systems, practices and procedures governing the areas of vendor oversight, quality, and regulatory compliance and were initially disclosed by us in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. Our response to the Form FDA 483 describes the corrective actions that we have taken and will continue to take in response to this matter. On February 10, 2014, we received correspondence from the FDA informing us that we appear to have taken corrective action to prevent the recurrence of the conditions that led to the issuance of the Form FDA 483 and that the related inspection is now closed.

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

We may encounter difficulties in expanding our operations successfully if and when we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization.

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

If, following any approval of our product candidates, we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

If we were to file for a new drug application for our drug candidates in the United States or in the EU, we would need to undertake commercial scale manufacturing activities at significant expense to us in order to proceed with the application for approval for commercialization. We or our external vendors may encounter technical difficulties that preclude us from successfully manufacturing the required registration and validation batches of active pharmaceutical ingredient, or API, and/or drug product and we may be unable to recover any financial losses associated with the manufacturing activities. Further, our research or product development efforts may not be successfully completed, any compounds currently under development by us may not be successfully developed into drugs, any potential products may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these problems occur, our business would be materially and adversely affected.

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

Our product candidates have been tested in over 450 patients to date, and adverse events associated with fosbretabulin and OXi4503 have been found to be mainly low grade, reversible, transient and manageable. However, we will be required to continue to test and evaluate the safety of our product candidates in additional clinical trials, and to demonstrate their safety to the satisfaction of appropriate regulatory agencies, as a condition to receipt of any regulatory approvals. In clinical trials to date, transient mild to moderate hypertension believed to be associated with fosbretabulin has been effectively managed through pre-treatment with antihypertensive medication. We cannot assure you, however, that we will be able to make the necessary demonstrations of safety to allow us to receive regulatory approval for our product candidates in any indication.

We only have a limited number of employees to manage and operate our business.

As of March 25, 2015, we had a total of 13 full-time employees and 1 employee working on a part-time basis. Our focus on reducing cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future.

We have experienced net losses every year since our inception and, as of December 31, 2014, had an accumulated deficit of approximately $251,155,000. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, our continuing clinical trials and development activities with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

We depend extensively on our patents and proprietary technology and the patents and proprietary technology we license from others, and we must protect those assets in order to preserve our business.

We have licensed in rights to fosbretabulin, OXi4503 and other programs from third parties. If our license agreements terminate or expire, we may lose the licensed rights to our product candidates, including fosbretabulin and OXi4503, and we may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in patent rights from Arizona State University, or ASU, and the Bristol-Myers Squibb Company for fosbretabulin and OXi4503 and from Baylor University and Angiogene Pharmaceuticals Ltd. for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU, the Bristol-Myers Squibb Company, Baylor University and Angiogene Pharmaceuticals Ltd., we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of March 18, 2015, we were the exclusive licensee, sole assignee or co-assignee of twenty-seven (27) granted United States patents, six (6) pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the

European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us is generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

On July 21, 2010, we entered into an “at the market” equity offering sales agreement, or ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM Agreement. The amount that we could sell under the ATM Agreement may be limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. Additionally the amount we could sell may be limited depending on the price of our common stock and the shares outstanding, among other factors, to the extent it is available at all. The funding available from MLV may not be available when needed, or at all, depending on the market price of our common stock. The extent to which we rely on MLV as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from MLV were to prove impracticable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount we are eligible to sell to MLV under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects. In addition, we are restricted for 90 days under the terms of our last financing which closed on March 25, 2015, and in the future we may be restricted by the terms of other financing arrangements that we may enter into from making sales under the ATM Agreement.

Our restated certificate of incorporation, our amended and restated by-laws and Delaware law could deter a change of our management which could discourage or delay offers to acquire us.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered for resale or are available for sale pursuant to Rule 144 under the Securities Act, and may be sold from time to time. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, during the third quarter of 2013, our management determined that we had a material weakness related to the operation of our controls over financial reporting associated with a complex non-routine financing transaction in the second quarter of 2013. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We are currently authorized to issue 70,000,000 shares of our common stock. As of March 25, 2015, we had 26,544,934 shares of common stock issued and outstanding, excluding shares issuable upon the exercise of our outstanding warrants and options, and we had no shares of preferred stock outstanding. As of March 25, 2015, we also had 10,598,854 warrants and 689,431 options outstanding, of which 315,014 options are currently fully vested or vest within the next 60 days.

To the extent that shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for common stock, holders of our common stock may experience dilution.

Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Any provision permitting the conversion of any such preferred stock into our common stock could result in significant dilution to the holders of our common stock.

We also consider from time to time various strategic alternatives that could involve issuances of additional common stock, including but not limited to acquisitions and business combinations, but do not currently have any definitive plans to enter into any of these transactions.

We have no plans to pay dividends on our common stock, and you may not receive funds without selling your common stock.

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any additional future earnings to finance our operations and growth and for future stock repurchases and, therefore, we have no plans to pay cash dividends on our common stock at this time. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant.

Accordingly, our investors may have to sell some or all of their common stock in order to generate cash from your investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

OXiGENE’s corporate headquarters is located in South San Francisco, California where we lease 5,275 square feet of general office space. The lease for this space, as amended, expires on June 30, 2019. The space will meet our needs for the foreseeable future.

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

	2014		2013
	High	Low	High	Low
First Quarter	$5.40	$1.96	$5.90	$3.83
Second Quarter	$3.92	$2.41	$4.95	$2.61
Third Quarter	$2.70	$2.06	$3.85	$2.03
Fourth Quarter	$2.53	$1.48	$4.58	$2.29

On March 25, 2015, the closing price of the Company’s common stock on The NASDAQ Capital Market was $1.44 per share.

As of March 25, 2015, there were approximately 44 stockholders of record of the 26,544,934 outstanding shares of the Company’s common stock.

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

SUMMARY FINANCIAL INFORMATION

The following table sets forth financial data with respect to the Company for each of the five years in the period ended December 31, 2014. The selected financial data for each of the five years in the period ended December 31, 2014 has been derived from the audited financial statements of the Company. The information below should be read in conjunction with the Financial Statements (and Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

In February 2011, the Company’s board of directors voted unanimously to implement a 1:20 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2010. The reverse split became effective on February 22, 2011. In addition, in December 2012, the Company’s board of directors voted unanimously to implement a 1:12 reverse stock split of the Company’s common stock, following authorization of the reverse split by a shareholder vote on December 21, 2012. The reverse split became effective on December 28, 2012. All of the share information shown in the table below has been adjusted to reflect the effect of these reverse splits.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Product revenues	$—	$95	$156	$—	$—
Operating expenses:
Research and development	7,408	3,636	3,523	5,291	12,114
General and administrative	5,242	4,739	4,690	5,375	5,885
Restructuring	—	—	15	1,226	510

Total operating expenses	12,650	8,375	8,228	11,892	18,509

Loss from operations	(12,650)	(8,280)	(8,072)	(11,892)	(18,509)
Change in fair value of warrants	—	—	6	2,222	(6,018)
Investment income	6	4	12	7	17
Other (expense) income, net	(3)	(1)	(25)	10	740

Net loss and comprehensive loss	(12,647)	(8,277)	(8,079)	(9,653)	(23,770)
Non-cash deemed dividend to preferred stock	—	(4,799)	—	—	—

Net loss applicable to common stock	$(12,647)	$(13,076)	$(8,079)	$(9,653)	$(23,770)

Basic and diluted net loss per share attributable to common stock	$(0.75)	$(4.67)	$(5.48)	$(10.37)	$(71.60)

Weighted-average number of common shares outstanding	16,973	2,803	1,473	931	332

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands except per share data)
BALANCE SHEET DATA:
Cash, restricted cash and equivalents	$30,031	$7,005	$4,966	$9,992	$4,677
Working capital	29,004	5,914	4,342	8,388	1,797
Total assets	30,423	7,294	5,447	11,056	5,567
Total liabilities	1,419	1,251	901	2,259	10,822
Accumulated deficit	(251,155)	(238,508)	(225,432)	(217,353)	(207,700)
Total stockholders’ (deficit) equity	29,004	6,043	4,546	8,797	(5,255)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that we believe may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the cautionary statements accompanying the forward- looking statements in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, we operate in an industry sector where securities prices are volatile and may be influenced by regulatory and other factors beyond our control.

We are a biopharmaceutical company primarily focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. We have two clinical stage product candidates that we are currently developing in three potential oncology indications. Our lead compound, fosbretabulin, is currently being tested in two indications, recurrent ovarian cancer and gastrointestinal neuroendocrine tumors, or GI-NETs, and our second compound, OXi4503, is currently being tested in patients with relapsed or refractory acute myelogenous leukemia (AML) or myelodysplastic syndromes (MDS). We have been granted orphan drug designation for fosbretabulin in the treatment of ovarian cancer in the United States and the European Union, and for OXi4503 in the treatment of AML in the United States. To date, we have observed fosbretabulin to be well tolerated in over 450 patients and to have clinical activity in a variety of indications including ovarian cancer.

We are pursuing what we believe to be a cost-efficient, risk-mitigated development strategy. In the United States and Europe, we are pursuing collaborations with established pharmaceutical companies with products whose efficacy we believe can be enhanced by the addition of fosbretabulin, and with non-profit research organizations such as The Christie Hospital NHS Foundation Trust, an international leader in cancer research and development, and the Gynecologic Oncology Group(GOG), now part of NRG Oncology, an organization dedicated to clinical research in the field of gynecologic cancer, for the treatment of advanced ovarian cancer.

During 2014 our resources were focused primarily on evaluating the potential clinical pathway for fosbretabulin in ovarian cancer after receiving positive study results in ovarian cancer from the Phase 2 clinical trial which was conducted by the GOG, the initiation of our Phase 2 clinical trial testing of fosbretabulin in GI-NETs, supporting the initiation of the Phase 1b/2 clinical trial in ovarian cancer being conducted by The Christie Hospital NHS Foundation comparing fosbretabulin in combination with pazopanib, and the manufacture of fosbretabulin for clinical supply and possibly to support any regulatory filings. We also continued to support our Phase 1 clinical trial testing OXi4503 in AML, being conducted by the University of Florida, and our distribution agreement for the compassionate use of fosbretabulin in ATC (which was terminated effective December 31, 2014).

During 2013 and 2012 we focused our capital resources on our most promising early-stage clinical programs with the goal of maximizing our highest value clinical assets while reducing our cash utilization. Accordingly, our resources were focused on supporting our ovarian cancer Phase 2 clinical trial which was being conducted by the GOG, our Phase 1 clinical trial in AML, being conducted by the University of Florida, our distribution agreement for the compassionate use of fosbretabulin in ATC, and the manufacture of fosbretabulin for clinical supply and possibly to support any regulatory filings.

In 2012 and earlier years, we also spent resources completing our ATC trial, or the FACT trial, and designing a Phase 3 registrational study in ATC, or the FACT 2 trial, and while we were successful in receiving a SPA with the FDA for the FACT 2 trial, we subsequently determined that this trial was not financially feasible. As a result, we explored the possibility with the European regulatory agencies regarding the potential to submit a special marketing approval, or MAA, in the European Union for ATC under the exceptional circumstances pathway, and while we received useful feedback, given our current priorities and resources, we decided in 2014 not to actively pursue such a filing at this time.

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

Financial Resources

We have experienced net losses every year since our inception and, as of December 31, 2014, had an accumulated deficit of approximately $251,155,000. We expect to incur significant additional operating losses over the next several years, principally as a result of our plans to develop and commercialize fosbretabulin for the treatment of ovarian cancer and neuroendocrine tumors, and OXi4503 for the treatment of AML, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and to a lesser extent the exercise of stock options. We currently have no recurring material amount of income. As of December 31, 2014, we had approximately $30,031,000 in cash. We also raised $10.0 million in gross proceeds, or approximately $9.35 million in net proceeds after deducting placement agents’ fees, and before deducting other offering expenses, in a registered direct offering of common stock and warrants in March 2015, as described in Note 11 to the financial statements.

Currently, we have an “at the market” equity offering sales agreement, or the ATM Agreement, in place for raising additional capital. The ATM Agreement is with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the Securities and Exchange Commission, or the SEC, on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We may be able to sell more shares under this agreement depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. We will be required to file a new Form S-3 registration statement before June 14, 2015, as our current Form S-3 will be expiring on that date pursuant to SEC rules.

After our financing in March 2015, we expect our existing cash to support our operations through approximately the end of 2017. We expect this level of cash utilization to allow us to advance our ongoing programs, including completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin; the initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion, of an open label clinical trial of OXi4503 in patients with AML to be sponsored by us; and supporting a Phase 1b/2 trial of fosbretabulin in relapsed ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK-based nonprofit organizations. While our existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of ovarian cancer, any significant further clinical development of fosbretabulin in advanced recurrent ovarian cancer, including the potential development of a special protocol assessment with the FDA, and conducting follow-on clinical studies or other capital intensive activities, will be contingent upon our ability to raise additional capital in addition to our existing financing arrangements or from a collaborative research agreement with a third-party, as to which we can give you no assurance.

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

Revenue Recognition

In December 2011, we established a distribution agreement to provide access to fosbretabulin for the treatment of patients with ATC in certain specified territories on a compassionate use basis. The agreement was terminated effective December 31, 2014. The program provided a regulatory mechanism to allow healthcare professionals in the specified territories to prescribe fosbretabulin to individual ATC patients while it was still in development. Our agreement provided that upon the receipt of fosbretabulin by the distributor for distribution and sale to compassionate use patients, the distributor had 30 days to inspect the product for defects and to ensure that the product conforms to the warranties made by us. If the distributor did not notify us of any defective product within the 30-day period it was deemed to have accepted the product. Revenue was recognized based on product accepted at the conclusion of the 30-day inspection period. Also, the distributor paid to us, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of fosbretabulin in the preceding quarter, less the cost of introductory drug provided at no cost. This revenue was recognized upon notification from the distributor of the gross margin earned. Currently, our drug is expensed as manufactured, since it is still in development. As a result, the product provided to the distributor had a zero cost basis, and therefore no cost-of-goods sold has been recorded.

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

RESULTS OF OPERATIONS

Years ended December 31, 2014, 2013 and 2012

Product revenues

We did not recognize any product revenues for the year ended December 31, 2014, as compared to $95,000 and $156,000 in the years ended December 31, 2013 and 2012, respectively. Product revenues in 2013 and 2012 represent amounts recognized under our distribution agreement with a Danish company which we entered into in December 2011. Product revenues were recognized after delivery of fosbretabulin to the Danish company and the expiration of the 30 day inspection period had expired at which point the drug was deemed accepted. Additionally, in 2012, we recognized approximately $8,000 as revenue for 20% of the distributor’s gross margin, as defined in the agreement, on its sales in the preceding quarter, after the distributor notified us of the amount. The agreement was terminated effective December 31, 2014.

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

				Change		Change
	Years ended December 31,			2014 versus 2013		2013 versus 2012
	2014	2013	2012	Amount	%	Amount	%
External services	$5,217	$2,261	$1,566	$2,956	131%	$695	44%
Employee compensation and related	1,307	890	1,250	417	47%	$(360)	-29%
Employee Stock-based compensation	194	109	135	85	78%	$(26)	-19%
Other	690	376	572	314	84%	$(196)	-34%

Total research and development	$7,408	$3,636	$3,523	$3,772	104%	$113	3%

Research and development expenses increased in the years ended December 31, 2014 and 2013 as compared to the years ended December 31, 2013 and 2012, respectively. In 2014, the increase as compared to 2013 is primarily due to external services costs related to the GI-NET Phase 2 clinical trial that was initiated in 2014 and for the manufacturing of drug product primarily for clinical use and potentially to support any regulatory filings. In 2013, the increase as compared to 2012 is primarily due to external services costs for the manufacturing of drug product for clinical use and potentially to support any regulatory filings.

External services include manufacturing for our drug product for clinical use, manufacturing for our drug product required for regulatory filings, clinical research organizations, clinical site services, labs and other outside services. The cost of drug product is expensed as manufactured and the associated cost can be impacted by the timing of when we need drug product for research and clinical trials and supplying drug for potential regulatory filings. The increase in external services expense in the year ended December 31, 2014 as compared to the year ended December 31, 2013, is primarily attributable to clinical research organization, clinical site services and consulting costs related to the GI-NET Phase 2 clinical trial that was initiated in 2014 and for the manufacturing of drug product for clinical use and potentially to support any regulatory filings. To a lesser extent, the increase in external services is also due to our use of consultant services related to the evaluation of our ovarian cancer program and the results from the GOG-0186I Phase 2 clinical trial in ovarian cancer and planning related to our AML clinical program. The increase in external services expense in the year ended December 31, 2013 as compared to the year ended December 31, 2012, is primarily attributable to costs associated with manufacturing our drug product primarily for clinical use and potentially to support any regulatory filings. The increase in manufacturing expenses in the year ended December 31, 2013 as compared to the year ended December 31, 2012, was offset in part by a decrease in external services due to the completion of the previous clinical trials as referenced above.

Employee compensation and related expenses include employee compensation, incentive compensation, temporary help, employee benefits and travel. In 2014, the increase is primarily attributable to employment of additional research and development personnel and an employee incentive compensation program established in 2014. The reduction in employee compensation and related expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due to a reduction in clinical employees and related employee costs due to delays in initiating new clinical trials.

Employee stock-based compensation expense increased in the year ended December 31, 2014 as compared to December 31, 2013 and decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in 2014 is primarily due to additional personnel while the decrease in 2013 is due primarily to the reduction in the number of personnel as described above; this amount can also vary significantly from period to period due to the timing and vesting of option grants.

Other expenses include facility expenses and licensing fees and amortization. The increase in other expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due primarily to licensing fees. The decrease in the year ended December 31, 2013 as compared to the year ended December 31, 2012, is primarily due to a reduction in facilities and related expenses.

Based on our business strategy as outlined in the business section above, we expect research and development expenses to increase in the year ending December 31, 2015 as compared to the year ended December 31, 2014. The costs of our GI-NET clinical program will increase in 2015 as compared to 2014 as we incur costs associated with the Phase 2 clinical trial for an entire year as compared to a partial year in 2014 and incur costs associated with a rollover clinical trial which is designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin. Additionally, we expect to incur costs associated with sponsoring our AML Phase 1/2 clinical trial in-house and closing down the AML Phase 1 trial sponsored by the University of Florida. Therefore, research and development expenses are expected to increase in 2015 as compared to 2014.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and the amount and percentage change in these components

				Change		Change
	Years ended December 31,			2014 versus 2013		2013 versus 2012
	2014	2013	2012	Amount	%	Amount	%
Employee compensation and related	$2,018	$1,378	$1,441	$640	46%	$(63)	-4%
Employee Stock-based compensation	111	389	217	(278)	-71%	$172	79%
Consulting and professional services	2,410	2,205	2,117	205	9%	$88	4%
Other	703	767	915	(64)	-8%	$(148)	-16%

Total general and administrative	$5,242	$4,739	$4,690	$503	11%	$49	1%

Employee compensation and related expenses increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to severance expense recorded in 2014 related to the departure of an officer and an employee incentive compensation program established in 2014, offset in part by a bonus paid to an officer in 2013 as compensation for income taxes related to a restricted stock grant. Employee compensation and related expenses decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, because in 2012 we incurred transition costs related to the consolidation of our Massachusetts administrative offices, including consolidating our finance department, to our California headquarters.

Employee stock-based compensation expense decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, and increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to a restricted stock grant to an officer in 2013 valued at $200,000. This amount can also vary significantly from period to period due to the timing and vesting of option grants.

Consulting and professional services expenses increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to marketing research costs and investor relations expenses offset in part by decreases related to legal and accounting fees. Consulting and professional services increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012, due primarily to legal costs associated with financing efforts which were delayed and therefore expensed, and board compensation for increased membership, offset in part by lower consulting costs associated with investor relations and shareholder meeting costs.

Other expense decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the decrease of expenditures related to corporate fees such as Delaware franchise tax and transfer agent fees, offset in part by the increase in NASDAQ fees associated with the listing of additional shares, as a result of our February and May 2014 financing transactions and exercises of warrants. Other expenses decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to a reduction in facility related costs, including insurance, due to the closing of our administrative offices in Massachusetts and the consolidation of our offices in South San Francisco into a smaller space.

We continue to evaluate general and administrative expenses and look for ways to decrease such costs. As discussed above, we have increased our research and development activities in 2014 and expect to increase them further in the 2015 fiscal year, in which case general and administrative expenses could increase in support of research and development activities. As a result, general and administrative expenses in the future could vary significantly from those incurred in the 2014 fiscal year.

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

Other Income and Expenses

The table below summarizes the components of Other Income and Expenses for the periods indicated, in thousands:

	Years ended December 31,
	2014	2013	2012
Change in fair value of warrants	$—	$—	$6
Investment income	6	4	12
Other (expense) income, net	(3)	(1)	(25)

Total	$3	$3	$(7)

We recorded an unrealized (non-cash) gain in the years ended December 31, 2012 as a result of the change in the estimated fair market value of our common stock warrants issued in connection with private placements of shares of our common stock.

Investment income primarily reflects increases and decrease in cash balances due to interest earned on our operating cash accounts.

Other (expense) income primarily reflect foreign exchange gains and losses which can vary depending on exchange rates agreements with foreign vendors and the timing of expenditures.

Tax Matters

At December 31, 2014, we had a net operating loss carry-forward of approximately $224,291,000 for U.S. income tax purposes, which will begin to expire for U.S. purposes in 2020. Due to the degree of uncertainty related to the ultimate use of these loss carry-forwards, we have fully reserved this future benefit. Additionally, the future utilization of the U.S. net operating loss carry-forwards is subject to limitations under the change in stock ownership rules of the Internal Revenue Service. The valuation allowance increased by approximately $3,878,000 from the year ended December 31, 2013 to the year ended December 31, 2014 and increased by approximately $2,642,000 from the year ended December 31, 2012 to the year ended December 31, 2013. The increase for both 2013 and 2014 was due primarily to the increase in the federal net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in the year 2000. As of December 31, 2014, we had an accumulated deficit of approximately $251,155,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of approximately $30,031,000 at December 31, 2014.

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(12,647)	$(8,277)	$(8,079)
Non-cash adjustments to net loss	523	789	632
Changes in operating assets and liabilities	(27)	487	(888)

Net cash used in operating activities	(12,151)	(7,001)	(8,335)

Investing activities:
Change in other assets	(17)	(35)	(8)

Net cash used in investing activities	(17)	(35)	(8)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	6,295	—
Proceeds from issuance of common stock, net of issuance costs	25,682	2,800	3,317
Proceeds from exercise of warrants into common stock, net of issuance costs	9,512

Net cash provided by financing activities	35,194	9,095	3,317

Increase (decrease) in cash and cash equivalents	23,026	2,059	(5,026)
Cash and cash equivalents at beginning of period	7,005	4,946	9,972

Cash and cash equivalents at end of period	$30,031	$7,005	$4,946

The net cash used in operating activities was $12,151,000 in the year ended December 31, 2014 compared to $7,001,000 in the comparable period in 2013. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in the 2014 period was also impacted by an increase in accrued compensation offset in part by prepaid expenses related primarily to clinical research organization fees.

The net cash used in operating activities was $7,001,000 in the year ended December 31, 2013 compared to $8,335,000 in the comparable period in 2012. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the year 2013 was also impacted by an increase in accounts payable, primarily for expenses related to the manufacturing of fosbretabulin. Net cash used in operating activities in the year 2012 was also impacted significantly by the pay down of accounts payable and accrued liabilities, as many of our clinical trial programs were winding down.

Net cash provided by financing activities was $35,194,000 for the year ended December 31, 2014 compared to $9,095,000 in the comparable period in 2013. Net cash provided by financing activities for the year ended December 31, 2014 was primarily attributable to the net proceeds from financing transactions in February and May 2014 and exercises of warrants in 2014, as compared to the financing transactions in 2013, as described below.

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

On May 28, 2014, we closed a financing in which we raised approximately $16,000,000 in gross proceeds or approximately $14,822,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $2.9625. For each share of common stock purchased, investors received one share of common stock and 0.5 of an unregistered warrant to purchase a share of the Company’s common stock. A total of 5,400,847 shares of common stock were issued and warrants for the purchase of 2,700,424 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year and three-month term, and an exercise price of $2.90 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 216,033 shares of our common stock. The warrants issued to the placement agent and related persons were exercisable immediately after issuance, have an exercise price of $3.7031 per share and terminate on June 14, 2017. The shares of common stock underlying the warrants issued to investors and the placement agent and related persons were subsequently registered pursuant to a registration statement that became effective on June 16, 2014. None of the warrants issued on May 28, 2014 were exercised during the year ended December 31, 2014.

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

During the year ended December 31, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of our common stock for net proceeds of approximately $2,901,000.

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

During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants into 270,390 shares of our common stock for net proceeds of approximately $864,000. During the year ended December 31, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants for the purchase of 350,000 shares of our common stock for net proceeds of approximately $1,118,000.

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

During the year ended December 31, 2014, the investors in our September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of December 31, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

On July 21, 2010, we entered into the ATM Agreement with MLV pursuant to which we may issue and sell shares of our common stock from time to time through MLV acting as our sales agent and underwriter. Sales of our common stock through MLV are made on the principal trading market of our common stock by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us. MLV uses its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits we may impose). We pay MLV a commission rate of up to 7.0% of the gross sales price per share of any common stock sold through MLV as agent under the ATM

Agreement. We are limited as to how many shares we can sell pursuant to the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies. Subject to these restrictions, we may be able to sell more shares under this agreement depending on several factors, including the Company’s stock price, the number of shares of our common stock outstanding and the timing of the occurrence of the sales.

In connection with the ATM Agreement, we issued 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the year ended December 31, 2013 and issued no shares of common stock under this agreement during the year ended December 31, 2014.

In November 2011, we entered into a purchase agreement (the LPC Purchase Agreement) for the sale, from time to time, of up to $20,000,000 of our common stock to Lincoln Park Capital Fund, LLC or LPC, a Chicago-based institutional investor. This agreement expired January 11, 2015. We did not have the ability to sell shares under this arrangement if we failed to maintain a minimum stock price of $6.00 or if we failed to maintain the effectiveness of a registration statement filed with the SEC. If our stock price rose above $6.00 and the other conditions of the arrangement were met, we could direct LPC to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period ending January 11, 2015, in amounts of up to $200,000, which amounts could be increased under certain circumstances. During the term of the LPC Purchase Agreement, we generally controlled the timing and amount of any sales to LPC in accordance with the LPC Purchase Agreement. LPC had no right to require us to sell any shares to LPC, but LPC was obligated to make purchases as we directed, subject to certain conditions, which included the continuing effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares that may be issued to LPC and limitations related to the market value of our common stock.

On March 25, 2015, we closed a financing with institutional investors in which we raised approximately $10,000,000 in gross proceeds or approximately $9,350,000 in net proceeds, after deducting placement agents’ fees and before deducting other offering expenses. Investors purchased shares of our common stock, at a price per share of $1.7125. For each share of common stock purchased, investors received one warrant to purchase one half of a share of our common stock. A total of 5,839,420 shares of common stock were issued and warrants for the purchase of 2,919,710 shares of common stock were issued. The warrants are exercisable immediately, expire 5 years from the date of issuance, and have an exercise price of $1.7125 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 233,577 shares of our common stock. The warrants issued to the placement agent and related persons are exercisable immediately after issuance, have an exercise price of $2.13 per share and terminate on June 14, 2017.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of our common stock then issued and outstanding, provided that, upon prior notice to us, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on March 25, 2015 have been exercised.

After our financing in March 2015, we expect our existing cash to support our operations through approximately the end of 2017. We expect this level of cash utilization to allow us to continue our ongoing programs, including completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers, including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin, the initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion of an open label clinical trial of OXi4503 in patients with AML to be sponsored by us and supporting a Phase 1b/2 trial of fosbretabulin in relapsed ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK based nonprofit organizations. While our existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of advanced recurrent ovarian cancer, it does not allow for conducting any follow-on clinical studies of fosbretabulin in advanced ovarian cancer. Any significant further development of fosbretabulin or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to the capital available to us under our existing financing arrangements. As of December 31, 2014, we have a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing of approximately $4,803,000, of which approximately $92,000 was estimated and accrued at December 31, 2014 for services performed, leaving approximately $4,711,000 to be incurred. Of the $4,711,000 amount to be incurred, we may incur approximately $2,353,000 over the next twelve months.

We will require significant additional funding to fund operations and to continue the development of our product candidates. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development, including fosbretabulin and OXi4503; the costs of complying with FDA and other regulatory agency requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources, if any, that we devote to develop manufacturing methods and advanced technologies; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

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

Contractual Obligations

The following table presents information regarding our contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	Thereafter	Total
Clinical development and related commitments	$2,353	$1,480	$138	$37	$24	$4,032
Operating leases	202	209	215	221	112	959

Total contractual obligations	$2,555	$1,689	$353	$258	$136	$4,991

Payments under clinical development and related commitments are based on the completion of activities as specified in the contract. The amounts in the table above assume the successful completion, by the third-party contractor, of all of the activities contemplated in the agreements.

Our primary drug development programs are based on a series of natural products called Combretastatins. In August 1999, we entered into an exclusive license for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. This agreement was subsequently amended in June 2002. From the inception of the agreement through December 31, 2013, we have paid a total of $2,600,000 in connection with this license. The agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones, as defined in the agreement. The license agreement also provides for additional payments upon our election to develop certain additional compounds, as defined in the agreement. Future milestone payments under this agreement could total $100,000. We are also required to pay royalties on future net sales of products associated with these patent rights.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for the commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, fosbretabulin. Under the BMS license, we have the right to grant sublicenses. Under the license agreement, BMS is entitled to low-single-digit royalty payments for all commercial sales plus any remuneration OXiGENE receives for sale of fosbretabulin under named patient or compassionate use programs. All licensing fees and milestone payments under the license agreement, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the license upon material default of the other party.

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

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, Ernst & Young LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2014 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Code of Conduct and Ethics” to be included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” to be included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” “Equity Compensation Plan Information,” and “Proposal 3-Adoption of Equity Compensation Plan” to be included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Board and Committee Meetings” and “Executive Compensation” to be included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” to be included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 21, 1995, November 14, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012 and July 17, 2013. %%%%

3.2	Amended and Restated By-Laws of the Registrant. %%%

4.1	Specimen Common Stock Certificate.*

4.2	Warrant for the purchase of shares of common stock, dated February 19, 2008, issued by the Registrant to Kingsbridge Capital Limited.^^^^

4.3	Form of Series A/B Common Stock Purchase Warrant. @@

4.4	Form of Common Stock Purchase Warrant. &&

4.5	Form of Common Stock Purchase Warrant. &&&

4.6	Form of Placement Agent Purchase Warrant. &&&

4.7	Form of 2014 Warrant ££

4.8	Form of 2014 Placement Agent Warrant ££

4.9	Form of Common Stock Purchase Warrant ££££

4.10	Form of Registration Rights Agreement, dated as of May 22, 2014, by and among the Registrant and the purchasers named therein. ££££

4.11	Form of 2015 Common Stock Warrant ¥

10.1	OXiGENE 1996 Stock Incentive Plan, as amended.+ @

10.2	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. ***

10.3	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. ++

10.4	Form of Compensation Award Stock Agreement for Non-Employee Directors, dated as of January 2, 2002. #

Exhibit Number	Description

10.5	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University. #

10.6	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999. &

10.7	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999. &

10.8	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002. &

10.9	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003. &

10.10	Stockholder Rights Agreement dated as of March 24, 2005, between the Registrant and American Stock Transfer and Trust Company, LLC. !!

10.11	Form of Incentive Stock Option Agreement under OXiGENE 2005 Stock Plan. $ @

10.12	Form of Non-Qualified Stock Option Agreement under OXiGENE 2005 Stock Plan. $ @

10.13	Form of Restricted Stock Agreement under OXiGENE 2005 Stock Plan. $ @

10.14	Form of Indemnification Agreement. !!!!!

10.15	Lease between Broadway 701 Gateway Fee LLC, A Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008. §§§§

10.16	At Market Issuance Sales Agreement, dated July 21, 2010, between OXiGENE, Inc. and McNicoll, Lewis & Vlak LLC. aa

10.17	Form of Warrant Exchange Agreement, dated as of January 18, 2011, by and between the Registrant and each Investor named therein. aaa

10.18	Form of Voting Agreement, dated as of January 18, 2011, by and between the Registrant and each of its directors, executive officers and Symphony ViDA Holdings LLC. aaa

10.19	OXiGENE, Inc. 2005 Stock Plan (as amended and restated July 16, 2013). x @

10.20	OXiGENE, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective September 20, 2011. xx

10.21	Purchase Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.22	Registration Rights Agreement, dated as of November 28, 2011, by and between the Registrant and Lincoln Park Capital Fund, LLC. xxx

10.23	Amended and Restated Employment Agreement, dated as of December 15, 2011, by and between the Registrant and Dr. Peter Langecker. p @

10.24	Employment Agreement by and between the Registrant and Barbara D. Riching dated as of February 2013. ## @

10.25	Amendment No. 1 to At Market Issuance Agreement, dated as of May 31, 2012, by and between the Registrant and McNicoll, Lewis & Vlak LLC. %

10.26	Consulting Agreement with David Chaplin, Ph.D., dated as of January 2013. %%

10.27	Amendment to Consulting Agreement with David Chaplin, Ph.D., dated as of February 27, 2013. +++

Exhibit Number	Description

10.28	Letter agreement dated as of April 10, 2013, by and between OXiGENE, Inc. and Dawson James Securities, Inc. @@

10.29	Securities Purchase Agreement, dated as of April 10, 2013, between the Registrant and the purchasers named therein. @@

10.30	Registration Rights Agreement, dated as of April 10, 2013, between the Registrant and the purchasers named therein. @@

10.31	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III GATEWAY, LLC, a Delaware limited liability company. @@@

10.32	Letter to Stockholders, dated June 27, 2013. pppp

10.33	Letter agreement dated as of September 18, 2013, by and between Registrant and H.C. Wainwright & Co. &&

10.34	Form of Securities Purchase Agreement dated as of September 18, 2013, by and among Registrant and the purchasers named therein. &&

10.35	Form of Registration Rights Agreement dated as of September 18, 2013, by and among Registrant and the purchasers named therein. &&

10.36	Letter agreement dated as of February 11, 2014, by and between OXiGENE, Inc. and H.C. Wainwright & Co., LLC. &&&

10.37	Form of Securities Purchase Agreement dated as of February 12, 2014, by and among OXiGENE, Inc. and the purchasers signatory thereto. &&&

10.38	License Agreement, dated as of June 14, 2012, by and between the Registrant and Angiogene Pharmaceuticals Ltd. @@@@ $$$$

10.39	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC. £££

10.40	Securities Purchase Agreement, dated as of May 22, 2014, by and among the Registrant and the purchasers named therein. ££££

10.41	Employment Agreement, dated May 16, 2014, by and between the Registrant and David J. Chaplin !!!

10.42	Letter Agreement, dated as of May 22, 2014, by and between the Registrant and H.C. Wainwright & Co. ££££

10.43	Securities Purchase Agreement, dated as of March 20, 2015, by and among the Registrant and the purchasers named therein ¥

14.1	Corporate Code of Conduct and Ethics. X

23.1	Consent of Independent Registered Public Accounting Firm. X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a). X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. X

101	Interactive Data Files for the fiscal years ended December 31, 2014 and December 31, 2013:
101.INS—XBRL Instance Document
101.SCH—XBRL Taxonomy Extension Schema
101.CAL—XBRL Taxonomy Extension Calculation Linkbase
101.DEF—XBRL Taxonomy Extension Definition Linkbase
101.LAB—XBRL Taxonomy Extension Label Linkbase
101.PRE—XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file no. 33-64968) filed on June 24, 1993, and any amendments thereto.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

@@@	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

+	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-92747) and any amendments thereto.

++	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 28, 1999.

&	Incorporated by reference to Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

!!	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, dated March 30, 2005 and any amendments thereto.

$	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 20, 2007.

^^^^	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 21, 2008.

!!!!!	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed October 21, 2008.

§§§§	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

aa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2010.

aaa	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011.

xx	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

xxx	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, filed on November 28, 2011.

p	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

##	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2013.

%	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (file no. 333-181813) filed on May 31, 2012.

%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.

+++	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

pppp	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 1, 2013.

x	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-190409) filed on August 8, 2013.

%%%%	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 22, 2013.

@@	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2013.

&&	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 20, 2013.

&&&	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 14, 2014.

@	Management contract or compensatory plan or arrangement.

@@@@	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013

££	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (file no. 333-190464) filed on January 31, 2014.

£££	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

!!!	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

££££	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 22, 2014.

¥	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 20, 2015.

X	Filed with this report.

$$$$	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXiGENE, Inc.

By:	/S/ DAVID J. CHAPLIN
David J. Chaplin Chief Executive Officer

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. CHAPLIN David J. Chaplin	Chief Executive Officer and Director (Principal executive officer)	March 30, 2015

/S/ BARBARA RICHING Barbara Riching	Chief Financial Officer (Principal financial and accounting officer)	March 30, 2015

/S/ FREDERICK W. DRISCOLL Frederick W. Driscoll	Chairman of the Board and Director	March 30, 2015

/S/ TAMAR D. HOWSON Tamar D. Howson	Director	March 30, 2015

/S/ GERALD MCMAHON Gerald McMahon	Director	March 30, 2015

/S/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	Director	March 30, 2015

Form 10-K Item 15(a)(1)

OXiGENE, Inc.

Index to Financial Statements

The following financial statements of OXiGENE, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

OXiGENE, Inc.

We have audited the accompanying balance sheets of OXiGENE, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXiGENE, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 30, 2015

OXiGENE, Inc.

Balance Sheets

(All amounts in thousands,

except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$30,031	$7,005
Prepaid expenses	318	93
Other current assets	4	67

Total current assets	30,353	7,165
Property and equipment, net of accumulated depreciation of $242 and $268 at December 31, 2014 and December 31, 2013, respectively	37	36
License agreements, net of accumulated amortization of $1,500 and $1,406 at December 31, 2014 and December 31, 2013, respectively	—	93
Other assets	33	—

Total assets	$30,423	$7,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335	$476
Accrued compensation and benefits	841	116
Accrued research and development	36	317
Accrued other	207	342

Total current liabilities	1,419	1,251
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized; 20,705 and 5,586 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	207	56
Additional paid-in capital	279,952	244,495
Accumulated deficit	(251,155)	(238,508)

Total stockholders’ equity	29,004	6,043

Total liabilities and stockholders’ equity	$30,423	$7,294

See accompanying notes.

OXiGENE, Inc.

Statements of Comprehensive Loss

(All amounts in thousands,

except per share data)

	Years ended December 31,
	2014	2013	2012
Product revenues	$—	$95	$156
Operating expenses:
Research and development	7,408	3,636	3,523
General and administrative	5,242	4,739	4,690
Restructuring (Note 4)	—	—	15

Total operating expenses	12,650	8,375	8,228

Loss from operations	(12,650)	(8,280)	(8,072)
Change in fair value of warrants	—	—	6
Investment income	6	4	12
Other (expense) income, net	(3)	(1)	(25)

Net loss and comprehensive loss	(12,647)	(8,277)	(8,079)
Non-cash deemed dividend to preferred stockholders	—	(4,799)	—

Net loss attributable to common stock	$(12,647)	$(13,076)	$(8,079)

Basic and diluted net loss per share attributable to common stock	$(0.75)	$(4.67)	$(5.48)

Weighted-average number of common shares outstanding	16,973	2,803	1,473

See accompanying notes.

OXiGENE, Inc.

Statements of Stockholders’ Equity

(All amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2011	1,265	$13	—	$—	$226,137	$(217,353)	$8,797
Net loss and comprehensive loss	—	—	—	—	—	(8,079)	(8,079)
Issuance of common stock under ATM, net of expenses of $137	178	1	—	—	1,269	—	1,270
Issuance of common stock to LPC, net of expenses of $552	294	3	—	—	2,044	—	2,047
Additional shares due to reverse stock split	7	—	—	—	—	—	—
Stock based compensation expense	2	—	—	—	511	—	511

Balance December 31, 2012	1,746	17	—	—	229,961	(225,432)	4,546
Net loss and comprehensive loss	—	—	—	—	—	(8,277)	(8,277)
Issuance of common stock under ATM, net of expenses of $72	422	4	—	—	1,932	—	1,936
Issuance of preferred stock in connection with the private placement, net of expenses of $1,703	—	—	11	—	9,097	—	9,097
Redemption of preferred stock in connection with the private placement	—	—	(3)	—	(2,802)	—	(2,802)
Non-cash deemed dividend to preferred stock in connection with the private placement	—	—	—	—	4,799	(4,799)	—
Conversion of preferred stock to common stock	3,058	31	(8)	—	(31)	—	—
Issuance of common stock in connection with the exercise of Series B warrants, net of expenses of $55	270	3	—	—	861	—	864
Stock based compensation expense	90	1	—	—	678	—	679

Balance December 31, 2013	5,586	56	—	—	244,495	(238,508)	6,043
Net loss and comprehensive loss	—	—	—	—	—	(12,647)	(12,647)
Issuance of common stock in connection with the public offering, net of expenses of $1,140	5,854	59	—	—	10,801	—	10,860
Issuance of common stock in connection with the private placement, net of expenses of $1,178	5,401	54	—	—	14,768	—	14,822
Issuance of common stock in connection with the exercise of Series B warrants under Private Placement, net of expenses of $71	350	3	—	—	1,115	—	1,118
Issuance of common stock in connection with the exercise of warrants under 2013 Private Placement, net of expenses of $0	2,452	24	—	—	5,469	—	5,493
Issuance of common stock in connection with the exercise of warrants under 2014 Public Offering, net of expenses of $0	1,055	11	—	—	2,890	—	2,901
Stock based compensation expense	7	—	—	—	414	—	414

Balance December 31, 2014	20,705	$207	—	$—	$279,952	$(251,155)	$29,004

See accompanying notes.

OXiGENE, Inc.

Statements of Cash Flows

(All amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(12,647)	$(8,277)	$(8,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	—	(6)
Depreciation	16	12	29
Amortization of license agreement	93	98	98
Stock-based compensation	414	679	511
Changes in operating assets and liabilities:
Restricted cash		20	—
Prepaid expenses and other current assets	(195)	117	464
Accounts payable and accrued expenses	168	350	(1,352)

Net cash used in operating activities	(12,151)	(7,001)	(8,335)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(17)	(35)	(8)

Net cash used in investing activities	(17)	(35)	(8)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	6,295	—
Proceeds from issuance of common stock, net of issuance costs	25,682	1,936	3,317
Proceeds from exercise of warrants into common stock, net of issuance costs	9,512	864	—

Net cash provided by financing activities	35,194	9,095	3,317

Increase (decrease) in cash and cash equivalents	23,026	2,059	(5,026)
Cash at beginning of period	7,005	4,946	9,972

Cash at end of period	$30,031	$7,005	$4,946

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$7,998	$—
Redemption of preferred stock in connection with the private placement	$—	$2,802	$—
Non-cash deemed dividend to preferred stock	$—	$4,799	$—

See accompanying notes.

OXiGENE, INC.

Notes to Financial Statements

December 31, 2014

1.    Description of Business and Significant Accounting Policies

Description of Business

OXiGENE, Inc. (the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, fosbretabulin and OXi4503.

Capital Resources

The Company has experienced net losses every year since inception and, as of December 31, 2014, had an accumulated deficit of approximately $251,155,000 the Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of income. As of December 31, 2014, the Company had approximately $30,031,000 in cash. The company also raised $10.0 million in gross proceeds, or approximately $9.35 million in net proceeds after deducting placement agents’ fees, and before deducting other offering expenses, in a registered direct offering of common stock and warrants in March 2015, as described in Note 11 to the financial statements.

The Company expects its existing cash to support its operations through approximately the end of 2017. The Company expects this level of cash utilization to allow it to continue its ongoing programs, including completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers, including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin, the initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion, of an open label clinical trial of OXi4503 in patients with AML to be sponsored by the Company; and supporting a Phase 1b/2 trial of fosbretabulin in relapsed ovarian cancer in combination with Votrient® (pazopanib), being sponsored by two UK-based nonprofit organizations. While the Company’s existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of ovarian cancer, any significant further development of fosbretabulin in advanced recurrent ovarian cancer, including the potential development of a special protocol assessment with the FDA, and conducting follow-on clinical studies or other capital intensive activities, will be contingent upon the Company’s ability to raise additional capital in addition to its existing financing arrangements or from a collaborative research agreement with a third-party, as to which the Company can give no assurance.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash. The Company holds its cash and cash equivalents at one financial institution.

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

As of December 31, 2014 and 2013, the Company did not hold any assets or liabilities subject to measurement on a recurring basis. The Company was required to measure, on a non-recurring basis, the fair value of its convertible preferred stock and warrants issued in the April 2013 and September 2013 financing transactions. The methods and assumptions used to value those instruments are disclosed in Note 6 to the financial statements.

Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements are recorded at cost. Depreciation is recorded using the straight-line method over the lesser of the estimated useful lives of the assets, which range from three to five years, or the applicable lease term.

License Agreements

The carrying value of the license agreement with Arizona State University (ASU) was amortized over the term of the agreement, which was approximately 15.5 years (see Note 3), and now has a carrying value of $0. The technology licensed from ASU is related to the Company’s fosbretabulin and OXi4503 programs. The Company is required to perform an impairment analysis of its long-lived assets if triggering events occur. The Company reviews for such triggering events, such as a going concern opinion and continuing losses, periodically. Both the fosbretabulin and OXi4503 programs utilize intellectual property under the license agreement, demonstrating alternative future use in other research and development projects. The license agreement provides for additional payments in connection with the license arrangement upon the initiation of certain clinical trials or the completion of certain regulatory approvals, which payments could be accelerated upon the achievement of certain financial milestones as defined in the agreement. The Company expenses these payments to research and development in the period the obligation becomes both probable and estimable.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

Revenue Recognition

In December 2011, the Company established a distribution agreement to provide access to fosbretabulin for the treatment of patients with ATC in certain specified territories on a compassionate use basis. This agreement was terminated effective December 31, 2014. The agreement provided that upon the receipt of fosbretabulin by the distributor for distribution and sale to compassionate use patients, the distributor had 30 days to inspect the product for defects and to ensure that the product conformed to the warranties made by the Company. If the distributor did not notify the Company of any defective products within the 30-day period it was deemed to have accepted the products. Revenue was recognized based on products being accepted at the conclusion of the 30-day inspection period. Also, the distributor was obligated to pay to the Company, on a quarterly basis, an amount equal to 20% of the distributor’s gross margin, as defined in the agreement, on its sales of fosbretabulin in the preceding quarter, less the cost of introductory drug provided at no cost. This revenue was recognized upon notification from the distributor of the gross margin earned. Fosbretabulin was expensed at the time it was manufactured, because it is in the development stage and there was not an alternative future use. As a result, the product provided to the distributor has a zero cost basis, and therefore no cost-of-goods-sold has been recorded.

Comprehensive Net Loss

For the periods presented, there are no components of other comprehensive income or accumulated comprehensive income and net loss is equal to comprehensive loss.

Stock-based Compensation

The Company expenses the estimated fair value of all share-based payments issued to employees on a straight-line basis over the vesting period. The Company has a 2005 Stock Plan (“2005 Plan”), which superseded its 1996 Stock Option Plan that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company. The Company also has a 2009 Employee Stock Purchase Plan (“2009 ESPP”) which was suspended in 2012.

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

2.    Furniture and Fixtures, Equipment and Leasehold Improvements

Furniture and fixtures, equipment and leasehold improvements consisted of the following at the dates indicated below (in thousands):

	Years ended December 31,
	2014	2013
Leasehold improvements	$6	$6
Equipment	237	262
Furniture and fixtures	36	36

Total gross assets	279	304
Less accumulated depreciation	(242)	(268)

Total furniture and fixtures, equipment and leasehold improvements	$37	$36

3.    License Agreements

In August 1999, the Company entered into an exclusive license agreement for the commercial development, use and sale of products or services covered by certain patent rights owned by Arizona State University. From the inception of the agreement through December 31, 2014, the Company has paid a total of $2,600,000 in connection with this license. The Company capitalized the net present value of the total amount paid under the initial terms of the license, or $1,500,000, and amortized this amount over the patent life or 15.5 years.

The Company has recorded all amortization expense related to this license agreement of approximately $1,500,000 as of December 31, 2014. The net book value at December 31, 2014 and 2013 was $0 and $93,000, respectively.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

4.    Restructuring

On September 1, 2011, the Company announced a restructuring plan designed to focus the Company’s capital resources on its most promising early-stage clinical programs and further reduce its cash utilization. In connection with this restructuring, the Company recognized approximately $721,000 of research and development restructuring expenses and approximately $505,000 of general and administrative restructuring expenses in the year ended December 31, 2011. In the year ended December 31, 2012, the Company made net adjustments to the accrual of approximately $15,000. Activities under the 2011 restructuring plan were complete as of November 2012.

				Amounts Paid	Foreign Currency Adjust- ment	Amount Accrued	Amounts Paid	Adjust- ment	Foreign Currency Adjust- ment	Amount Accrued

	Original Charges	Adjust- ment	Charges to date	Years ended December 31,
				2011			2012
G&A	$425	$80	$505	$(373)	$—	$132	$(152)	$20	$—	$—
R&D	721		721	(178)	(22)	521	(526)	(5)	10	—

Total restructuring	$1,146	$80	$1,226	$(551)	$(22)	$653	$(678)	$15	$10	$—

5.    Accrued Other

Accrued other consisted of the following at the dates indicated below (in thousands):

	Years ended December 31,
	2014	2013
Accounting and Legal	$179	$154
Deferred Rent	$21	$—
Other	7	188

Total accrued other	$207	$342

6.    Stockholders’ Equity – Common and Preferred Shares

As of December 31, 2014 and 2013 the Company has 70,000,000 common stock authorized.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, provided that, upon prior notice to the Company, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on May 28, 2014 were exercised during the year ended December 31, 2014.

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

During the year ended December 31, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of the Company’s common stock for net proceeds of approximately $2,901,000.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

During the year ended December 31, 2013, the investors in the April 2013 private placement exercised 270,390 Series B Warrants for the purchase of 270,390 shares of the Company’s common stock for net proceeds of approximately $864,000. During the year ended December 31, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants into 350,000 shares of the Company’s common stock for net proceeds of approximately $1,118,000.

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

The investors in the private placement converted all of the 5,800 shares of Series B Preferred Stock into 2,452,431 shares of our common stock during the year ended December 31, 2013 and therefore no shares of Series B Preferred Stock remain outstanding as of December 31, 2014.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

During the year ended December 31, 2014, the investors in the September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of December 31, 2014, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

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

At The Market Agreement and Purchase Agreement for the sale of common stock

On July 21, 2010, the Company entered into an “at the market” equity offering sales agreement (the “ATM Agreement”) with MLV & Co. LLC ( “MLV”), pursuant to which the Company may issue and sell shares of its common stock from time to time through MLV acting as sales agent and underwriter. The Company is limited as to how many shares it can sell under the ATM Agreement due to SEC limitations on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as the Company. The Company may be able to sell more shares under this agreement depending on several factors including the Company’s stock price, number of shares outstanding, and when the sales occur. The Company will be required to file a new Form S-3 registration statement before June 14, 2015, as its current Form S-3 will be expiring on that date pursuant to SEC rules. In addition, the Company is restricted for 90 days under the terms of its last financing which closed on March 25, 2015, and in the future it may be restricted by the terms of other financing arrangements that it may enter into from making sales under the ATM Agreement.

In connection with the ATM Agreement, the Company issued approximately 422,000 shares of common stock for proceeds of approximately $1,936,000 net of issuance costs, during the year ended December 31, 2013. Additionally, the Company issued approximately 178,000 shares of common stock for proceeds of approximately $1,270,000 net of issuance costs, during the year ended December 31, 2012. No shares of common stock were issued under this agreement during the year ended December 31, 2014.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

In November 2011, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) for the sale, from time to time, of up to $20,000,000 of its common stock to Lincoln Park Capital Fund, LLC (“LPC”), which expired on January 11, 2015. The Company could only sell shares under this arrangement if it maintained a minimum stock price of $6.00. The facility has expired pursuant to its terms and accordingly is no longer available to the Company.

In connection with the LPC Purchase Agreement, the Company issued 294,000 shares of common stock for proceeds of approximately $2,047,000, net of issuance costs, during the year ended December 31, 2012, including 6,493 shares issued as a commitment fee. No shares of common stock were issued under this agreement during the year ended December 31, 2013 or 2014.

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of December 31, 2014 and December 31, 2013:

				Number of Warrants outstanding as of December 31,
	Date of Issuance	Warrant Term	Exercise Price	(In thousands)
Warrants Issued in Connection with:				2014	2013
Direct Registration Series I Warrants	07/20/09	5years	$504.00	—	12
Private Placement Series A Warrants	04/16/13	5years	$3.40	1,460	1,460
Private Placement Series B Warrants	04/16/13	2years	$3.40	757	1,107
2013 Private Placement Warrants	09/23/13	5years	$2.24	—	2,452
2013 Private Placement Warrants	09/23/13	5years	$2.80	147	147
2014 Public Offering Warrants	02/18/14	5years	$2.75	1,872	—
2014 Public Offering Warrants	02/18/14	5years	$2.56	293	—
2014 Private Placement Warrants	05/28/14	5 years & 3 months	$2.90	2,700	—
2014 Private Placement Warrants	05/28/14	5 years & 3 months	$3.7031	216	—

Total Warrants Outstanding				7,445	5,178

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

The following is a summary of the Company’s stock option activity under its 2005 Plan for the years ended December 31, 2012, 2013 and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2011	83	$70.06	9.23
Granted	124	$9.83
Forfeited and expired	(64)	$66.21

Options outstanding at December 31, 2012	143	$19.73	8.64
Granted	107	$3.90
Forfeited and expired	(58)	$14.38

Options outstanding at December 31, 2013	192	$12.54	7.61
Granted	521	$2.67
Forfeited and expired	(41)	$33.40

Options outstanding at December 31, 2014	672	$3.63	8.49	$—

Options exercisable at December 31, 2014	244	$4.51	7.15	$—
Options vested or expected to vest at December 31, 2014	565	$3.73	8.34	$—

As of December 31, 2014 there was approximately $515,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.68 years.

The following stock options were granted during the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Options Granted (In thousands)	521	107	124
Weighted average fair value	$1.87	$2.77	$6.94

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
Weighted Average Assumptions	2014	2013	2012
Risk-free interest rate	1.55%	0.95%	0.85%
Expected life (years)	4	4	4
Expected volatility	99%	100%	102%
Dividend yield	0.00%	0.00%	0.00%

In calculating the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the expected term of the option,

OXiGENE, INC.

Notes to Financial Statements — (Continued)

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

The Company recorded expenses of $20,000, $259,913 and $0 during the years ended December 31, 2014, 2013 and 2012, respectively, related to restricted stock awards granted from the Company’s 2005 Stock Plan. In 2013 an officer was granted a restricted stock award of 72,933 shares valued at $199,913 as compensation and all other grants of restricted stock were granted to board of directors as board compensation The restricted stock awards were valued based on the closing price of the Company’s common stock on the grant date and the shares were fully vested upon grant.

As of December 31, 2014, the Company did not have any non-vested restricted common stock outstanding.

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

7.    Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per

OXiGENE, INC.

Notes to Financial Statements — (Continued)

share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 672,000, 192,000, and 143,000 stock options and 7,445,000, 5,178,000, and 13,000 warrants at December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share.

8.    Income Taxes

The components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows: (Amounts in thousands):

	Years ended December 31,
	2014	2013
Net operating loss carryforwards	$79,194	$74,533
Research and development credits	2,301	2,171
Stock based compensation	667	434
Capital loss carryforwards	—	1,360
Accruals and reserves	297	83

Total Deferred tax assets	82,459	78,581

Valuation allowance	(82,459)	(78,581)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2014 and 2013, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $3,878,000 and $2,642,000 for the years ended December 31, 2014 and 2013, respectively. The increase for both 2013 and 2014 was due primarily to the increase in the federal net operating loss.

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $224,291,000 for U.S. income tax purposes, which will begin to expire in 2020 and state operating loss carry-forwards of $55,365,000 in California that will begin to expire in 2017. The Company also had tax credits of $2,491,000 related to federal research and development activities which begin to expire in 2021. The Company also had tax credits of $873,000 related to state research and development activities which have no expiration. The Company recorded a capital loss carryover of approximately $4,000,000 in 2009 that generated a deferred tax asset of $1,360,000, which have expired at the end of 2014 since not utilized.

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

OXiGENE, INC.

Notes to Financial Statements — (Continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2014	2013
Federal Statutory Rate	34.00%	34.00%
State Income taxes	—	0.31
Federal NOL adjustment	—	(0.48)
Permanent Items: Capital Loss	(10.82)	—
Permanent Items	—	0.16
Stock Compensation	(0.05)	(0.31)
Federal Research Credits	0.71	1.64
State rate change	6.82	(3.38)
Miscellaneous	—	(0.03)
(Increase)/ Decrease in Valuation Allowance	(30.66)	(31.91)

Provision for income taxes	—%	—%

ASC 740-10-50 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740-10-50 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, the Company had unrecognized tax benefits of $797,869 related to research and development credits and $295,038 related to California 2013 net operating losses.

The change in unrecognized tax benefits from December 31, 2012 is as follows:

Unrecognized tax benefits as of 12/31/12	$673,880
Increase in prior year unrecognized tax benefits	40,472
Increase in current year unrecognized tax benefits	33,684

Unrecognized tax benefits as of 12/31/13	748,036

Increase in prior year unrecognized tax benefits	295,038
Increase in current year unrecognized tax benefits	49,834

Unrecognized tax benefits as of 12/31/14	$1,092,908

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. As of December 31, 2014, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

There are currently no federal or state audits in progress, tax years still subject to examination for Federal and the State authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 the Company has no accrued interest and penalties related to uncertain tax positions.

OXiGENE, INC.

Notes to Financial Statements — (Continued)

9.     Commitments and Contingencies

Facility Lease

The Company has a lease for its current facility which was amended in April 2014 to extend the term to June 30, 2019. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $206,168, $212,473 and $516,257 respectively. The future minimum lease payments under the lease, as amended, are as follows:

Amount
(In thousands)
2015	202
2016	209
2017	215
2018	221
Thereafter	112

Total lease obligations	$959

Clinical Research Organization and Manufacturing Commitments

As of December 31, 2014, the Company has a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing of approximately $4,803,000, of which approximately $92,000 was estimated and accrued at December 31, 2014 for services performed, leaving approximately $4,711,000 to be incurred. Of the $4,711,000 to be incurred, the Company expects to incur approximately $2,353,000 over the next twelve months.

The following table presents information regarding our contractual obligations as of December 31, 2014 in thousands:

	2015	2016	2017	2018	Thereafter	Total
Clinical development and related commitments	$2,353	$1,480	$138	$37	$24	$4,032
Operating leases	202	209	215	221	112	959

Total contractual obligations	$2,555	$1,689	$353	$258	$136	$4,991

Clinical development and related commitments include certain contractual obligations under contracts related to clinical activities.

10.    Retirement Savings Plan

The Company sponsors a savings plan available to all domestic employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 1% to 20% of their pre-tax salary subject to statutory limitations. Annually the Board of Directors determines the amount, if any, of a Company match. The Company has not provided a match for the years ended December 31, 2014, 2013 or 2012.

11.    Subsequent Event – Registered Offering of Common Stock and Warrants

On March 25, 2015, the Company closed a financing with institutional investors in which it raised approximately $10,000,000 in gross proceeds or approximately $9,350,000 in net proceeds, after deducting placement agents’ fees and before deducting other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $1.7125. For each share of common stock purchased, investors received one warrant to purchase one half of a share of the Company’s common stock. A total of 5,839,420

OXiGENE, INC.

Notes to Financial Statements — (Continued)

shares of common stock were issued and warrants for the purchase of 2,919,710 shares of common stock were issued. The warrants are exercisable immediately, expire 5 years from the date of issuance, and have an exercise price of $1.7125 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 233,577 shares of the Company’s common stock. The warrants issued to the placement agent and related persons are exercisable immediately after issuance, have an exercise price of $2.13 per share and terminate on June 14, 2017.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, provided that, upon prior notice to the Company, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on March 25, 2015 have been exercised.