Form 10-Q
period 2015-03-31
OXIGENE INC
filed 2015-05-07
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “indicate,” or “continue” or the negative of these terms and other words and terms of similar meaning.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing fosbretabulin tromethamine and OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; the performance of third parties; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from the facility currently in place with MLV & Co. LLC (MLV); the potential for our certificate of incorporation and amended and restated bylaws to deter a change of management or delay acquisition offers; the volatility of the price of our common stock; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 30, 2015 or any document incorporated by reference herein or therein.

We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult any further disclosures we make in our reports to the SEC, including our reports on Form 10-Q, 8-K and 10-K. Our filings list various important factors that could cause actual results to differ materially from expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$35,735	$30,031
Prepaid expenses	755	318
Other current assets	—	4

Total current assets	36,490	30,353
Property and equipment, net of accumulated depreciation of $247 and $242 at March 31, 2015 and December 31, 2014, respectively	32	37
Other assets	33	33

Total assets	$36,555	$30,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189	$335
Accrued compensation and benefits	414	841
Accrued research and development	224	36
Accrued other	202	207

Total current liabilities	1,029	1,419
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000 shares authorized; 26,545 and 20,705 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	265	207
Additional paid-in capital	289,188	279,952
Accumulated deficit	(253,927)	(251,155)

Total stockholders’ equity	35,526	29,004

Total liabilities and stockholders’ equity	$36,555	$30,423

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating expenses:
Research and development	$1,669	$1,387
General and administrative	1,108	1,241

Total operating expenses	2,777	2,628

Loss from operations	(2,777)	(2,628)
Investment income	3	1
Other (expense) income, net	2	(3)

Net loss and comprehensive loss	$(2,772)	$(2,630)

Basic and diluted net loss per share attributable to common stock	$(0.13)	$(0.29)

Weighted-average number of common shares outstanding	21,095	9,054

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,772)	$(2,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	4
Amortization of license agreement	—	23
Stock-based compensation	88	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(434)	(249)
Accounts payable and accrued expenses	(390)	144

Net cash used in operating activities	(3,503)	(2,624)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,207	10,860
Proceeds from exercise of warrants into common stock, net of issuance costs	—	9,494

Net cash provided by financing activities	9,207	20,354

Increase (decrease) in cash and cash equivalents	5,704	17,730
Cash at beginning of period	30,031	7,005

Cash at end of period	$35,735	$24,735

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

March 31, 2015

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”), is incorporated in the state of Delaware, and is a clinical-stage, biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, fosbretabulin tromethamine, or fosbretabulin, and OXi4503.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis which assumes that OXiGENE will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2014.

Capital Resources

The Company has experienced net losses every year since inception and, as of March 31, 2015, had an accumulated deficit of approximately $253,927,000. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials and anticipated research and development expenditures. The principal source of the Company’s working capital to date has been the proceeds of private and public equity financings and to a lesser extent the exercise of warrants and stock options. The Company currently has no recurring material amount of income. As of March 31, 2015, the Company had approximately $35,735,000 in cash.

The Company expects its existing cash to support its operations through approximately the end of 2017. The Company expects this level of cash utilization to allow it to continue its ongoing programs, including the following:

•	Completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent gastrointestinal neuroendocrine tumors (GI-NETs) with elevated biomarkers, including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin;

•	Initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion, of an open label clinical trial of OXi4503 in patients with acute myeloid leukemia (AML) to be sponsored by the Company; and

•	Supporting a Phase 1b/2 trial of fosbretabulin in recurrent ovarian cancer in combination with Votrient® (pazopanib), being sponsored by two UK-based nonprofit organizations

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

2.	Stockholders’ Equity — Common and Preferred Shares

Registered Offering of Common Stock and Private Placement of Warrants

March 2015 Registered Offering

On March 25, 2015, the Company closed a financing with institutional investors in which it raised approximately $10,000,000 in gross proceeds or $9,207,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $1.7125. For each share of common stock purchased, investors received one warrant to purchase one half of a share of the Company’s common stock. A total of 5,839,420 shares of common stock were issued and warrants for the purchase of 2,919,710 shares of common stock were issued. The warrants are exercisable immediately, expire 5 years from the date of issuance, and have an exercise price of $1.7125 per share. Also, in connection with the offering, the Company issued to its placement agent and related persons warrants to purchase 233,577 shares of the Company’s common stock. The warrants issued to the placement agent and related persons are exercisable immediately after issuance, have an exercise price of $2.13 per share and terminate on March 20, 2020.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, provided that, upon prior notice to the Company, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on March 25, 2015 have been exercised during the quarter.

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of March 31, 2015 and December 31, 2014:

				Number of warrants (In thousands)
Warrants Issued in Connection with:	Date of Issuance	Warrant Term	Exercise Price	March 31, 2015	December 31, 2014
Private Placement Series A Warrants	04/16/13	5 years	$3.40	1,460	1,460
Private Placement Series B Warrants *	04/16/13	2 years	$3.40	757	757
2013 Private Placement Warrants	09/23/13	5 years	$2.24	—	—
2013 Private Placement Warrants	09/23/13	5 years	$2.80	147	147
2014 Public Offering Warrants	02/18/14	5 years	$2.75	1,872	1,872
2014 Public Offering Warrants	02/18/14	5 years	$2.56	293	293
2014 Private Placement Warrants	05/28/14	5 years & 3 months	$2.90	2,700	2,700
2014 Private Placement Warrants	05/28/14	5 years & 3 months	$3.70	216	216
2015 Private Placement Warrants	03/25/15	5 years	$1.71	2,920	—
2015 Private Placement Warrants	03/25/15	2 years & 3 months	$2.13	234	—

Total Warrants Outstanding				10,599	7,445

*	The Private Placement Series B warrants expired on April 16, 2015.

Options and restricted stock

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

The following is a summary of the Company’s stock option activity under its 2005 Plan for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at December 31, 2014	672	$3.63	8.49
Granted	25	$1.74
Forfeited and expired	(8)	$3.28

Options outstanding at March 31, 2015	689	$3.57	8.30	$—

Options exercisable at March 31, 2015	272	$4.50	7.06	$—
Options vested or expected to vest at March 31, 2015	585	$3.67	8.15	$—

As of March 31, 2015 there was approximately $560,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2015:

Weighted Average Assumptions
Risk-free interest rate	1.47%
Expected life (years)	4.00
Expected volatility	94.50%
Dividend yield	0%

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 689,000 stock options and 10,599,000 warrants at March 31, 2015 and 248,000 stock options and 4,548,000 warrants at March 31, 2014, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Commitments and Contingencies

Clinical Research Organization and Manufacturing Commitments

As of March 31, 2015, the Company has a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing activities of approximately $4,100,000, of which approximately $73,000 was estimated and accrued at March 31, 2015 for services performed, leaving approximately $4,027,000 to be incurred. Of the $4,027,000 to be incurred, the Company expects to incur approximately $2,303,000 over the next nine months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the period ended March 31, 2015 and March 31, 2014 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2014, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fosbretabulin Development Program

Our lead compound, fosbretabulin tromethamine, or fosbretabulin, is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Ovarian Cancer

We are pursuing approval of fosbretabulin in ovarian cancer, as follows:

Fosbretabulin in combination with AVASTIN® (bevacizumab) - Completed Phase 2 Trial

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

Patients continue to be followed for overall survival (OS). A preliminary analysis after 33 events did not demonstrate a statistically significant difference in OS between the study arms. However, we believe that the OS data currently available is not sufficiently mature to yield any definitive conclusions. We anticipate further analysis of this secondary endpoint will be conducted by the GOG as the data matures.

AVASTIN® (bevacizumab) is approved in the US in combination with chemotherapy (paclitaxel, pegylated liposomal doxorubicin, or topotecan) for the treatment of women with platinum-resistant recurrent ovarian cancer, based on results from the Phase 3 AURELIA trial, the approval of which was based on progression free survival.

AVASTIN® (bevacizumab) is also approved in the EU in combination with different chemotherapy regimens for platinum-resistant and platinum-sensitive ovarian cancer, the approval of which was based on progression free survival.

Our current clinical development plan in ovarian cancer is as follows:

Fosbretabulin in combination with AVASTIN® (bevacizumab)-Potential Future Development

In light of the results from the GOG-0186I trial, which demonstrated a prospectively defined statistically significant increase in progression-free survival from the combination of AVASTIN® (bevacizumab) plus fosbretabulin as compared to AVASTIN® (bevacizumab) alone, we are currently evaluating the potential development pathway, including the potential for a pivotal Phase 3 clinical trial, for fosbretabulin in ovarian cancer. The subgroup analysis in platinum-resistant patients from the GOG-0186I trial suggests that adding fosbretabulin to AVASTIN® (bevacizumab) has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients, and therefore we currently plan to focus our potential development pathway on platinum-resistant ovarian cancer patients. We are also conducting discussions regarding our development pathway in ovarian cancer with leading experts in this indication, and we anticipate receiving definitive regulatory guidance from a meeting with the FDA by the end of the second quarter of 2015 to determine a possible path forward for fosbretabulin in platinum-resistant ovarian cancer. Depending on the feedback from the FDA, we may file a special protocol assessment (SPA) relating to the development of fosbretabulin in this indication during the third quarter of 2015.

Fosbretabulin in combination with VOTRIENT® (pazopanib)

GlaxoSmithKline (GSK)’s VOTRIENT® (pazopanib) is an anti-angiogenic oral tyrosine kinase inhibitor that is currently approved by the FDA for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of recurrent ovarian cancer. We believe that using fosbretabulin in combination with VOTRIENT® (pazopanib) may provide a clinically active yet potentially better tolerated alternative to the current standard of care, cytotoxic chemotherapy, for recurrent ovarian cancer.

In October 2014, the first patient was enrolled in a Phase 1b/2 trial of VOTRIENT® (pazopanib) with and without fosbretabulin, in advanced recurrent ovarian cancer. The study is sponsored by The Christie Hospital NHS Foundation Trust and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit, or MAHSC-CTU, with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust). The trial design consists of a Phase 1b dose escalation portion with the combination of VOTRIENT® (pazopanib) and fosbretabulin and a randomized Phase 2 portion comparing VOTRIENT® (pazopanib) alone versus VOTRIENT® (pazopanib) plus fosbretabulin in patients with recurrent ovarian cancer. The study is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is progression-free survival, and secondary endpoints include safety, overall survival, objective response rate, and CA125 response rate. We anticipate that initial data from the Phase 1b dose escalation portion of the trial will be presented by the investigators at the European Society of Gynaecological Oncology conference in October of 2015. We expect the initial data to provide a preliminary initial estimation of safety and biological activity of this regimen.

As in the combination therapy trial of fosbretabulin with AVASTIN® (bevacizumab), which was sponsored and substantially funded by the National Cancer Institute, the National Health Service (NHS) and the participating institutions will substantially fund this trial. We will incur limited costs including the costs of supplying fosbretabulin for the trial and GSK will incur the cost of supplying VOTRIENT® (pazopanib).

Gastrointestinal Neuroendocrine Tumors

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

We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types as compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that directly kills tumor cells. Similar to (fosbretabulin tromethamine, OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

Our current development program for OXi4503 is as follows:

Acute Myelogenous Leukemia, or AML

OXi4503 - Investigator Sponsored Trial

OXi4503 has been under development in an ongoing investigator-sponsored Phase 1 trial of OXi4503 in patients with AML or MDS, a disorder of the normal blood formation process, being conducted at the University of Florida and with support by The Leukemia & Lymphoma Society’s Therapy Acceleration Program. This open-label, dose-escalating study was intended to treat up to 36 patients and evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. As of May 5, 2015, 17 patients have been enrolled into this study, and a maximum tolerated dose had not been observed. In an effort to increase the rate of enrollment, we are planning to close this trial and initiate our own sponsored clinical trial with additional sites as described below.

OXi4503 - Company Sponsored Trial

In 2015 we intend to close the investigator sponsored Phase 1 trial of OXi4503 in patients with AML or MDS and initiate our own Phase 1/2 trial which will initially be an open-label, dose-escalating study intended to treat up to an additional 20 patients, at 3-6 sites, and evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients.

Background

Updated data from the investigator sponsored trial was presented at the December 2013 annual meeting of ASH in New Orleans, Louisiana. Among the first 13 patients treated at the two lowest dose levels, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug.

Financial Resources

We have experienced net losses every year since our inception and, as of March 31, 2015, had an accumulated deficit of approximately $253,927,000. We expect to incur significant additional operating losses over at least the next several years, principally as a result of our plans to develop and commercialize fosbretabulin for the treatment of ovarian cancer and neuroendocrine tumors, and OXi4503 for the treatment of AML, continuing and new clinical trials and anticipated research and development expenditures. The principal source of our working capital to date has been the proceeds of private and public equity financings, the exercise of warrants and to a lesser extent the exercise of stock options. We currently have no recurring material amount of income. As of March 31, 2015, we had approximately $35,735,000 in cash.

Currently, we have an “at the market” equity offering sales agreement, or the ATM Agreement, in place for raising additional capital. The ATM Agreement is with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the SEC on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by smaller reporting companies such as us. We may be able to sell more shares under this agreement depending on several factors including our stock price, the number of shares of our common stock outstanding as well as the timing of the occurrence of the sales. In order to utilize the ATM agreement, we will be required to file a new Form S-3 registration statement before June 14, 2015, as our current Form S-3 will be expiring on that date pursuant to SEC rules.

After our financing in March 2015, we expect our existing cash to support our operations through approximately the end of 2017. We expect this level of cash utilization to allow us to advance our ongoing programs, including the following:

•	Completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin;

•	Initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion, of an open label clinical trial of OXi4503 in patients with AML to be sponsored by us; and

•	Supporting a Phase 1b/2 trial of fosbretabulin in recurrent ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK-based nonprofit organizations

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

Results of Operations

Three Months Ended March 31, 2015 and March 31, 2014

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated in thousands and provides the amount and percentage change in these components:

			Change
	Three months ended March 31,		2015 versus 2014
	2015	2014	Amount	%
External services	$1,009	$1,077	$(68)	-6%
Employee compensation and related	446	222	224	101%
Employee Stock-based compensation	53	21	32	152%
Other	161	67	94	140%

Total research and development	$1,669	$1,387	$282	20%

The decrease in external services expense for the three month period ended March 31, 2015 compared to the same three month period in 2014 is primarily due to a decreased level of manufacturing of fosbretabulin in 2015. While the company is in the clinical stage, the costs of manufacturing can vary significantly for clinical use and potentially to support any regulatory filings. The decrease in manufacturing costs was primarily offset by an increase in costs related to the GI-NET Phase 2 clinical trial that was initiated in the third quarter of 2014.

The increase in employee compensation and related expenses for the three month period ended March 31, 2015 compared to the same three month period in 2014 is primarily due to employment of additional research and development personnel to support additional clinical programs and an employee incentive compensation program established in the second quarter of 2014.

Employee stock-based compensation expense increased for the three month period ended March 31, 2015 compared to the same three month period in 2014 due primarily to the additional headcount but can also generally vary significantly from period to period due to the timing and vesting of stock option grants.

The increase in other expenses for the three month period ended March 31, 2015 compared to the same period in 2014 is primarily due to licensing fees.

Based on our business strategy as outlined above and in our Annual Report on Form 10-K for the year ended December 31, 2014, we expect research and development expenses to increase in the year ending December 31, 2015 as compared to the year ended December 31, 2014. The costs of our GI-NET clinical program will increase in 2015 as compared to 2014 as we incur costs associated with the Phase 2 clinical trial for an entire year as compared to a partial year in 2014 and incur costs associated with a rollover clinical trial which is designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin. Additionally, we expect to incur costs associated with sponsoring our AML Phase 1/2 clinical trial in-house and closing down the AML Phase 1 trial sponsored by the University of Florida.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated in thousands and provides the amount and percentage changes in these components:

			Change
	Three months ended March 31,		2015 versus 2014
	2015	2014	Amount	%
Employee compensation and related	$394	$312	$82	26%
Employee Stock-based compensation	31	8	23	288%
Consulting and professional services	520	688	(168)	-24%
Other	163	233	(70)	-30%

Total general and administrative	$1,108	$1,241	$(133)	-11%

Employee compensation and related expenses increased in the three month period ended March 31, 2015 as compared to the same period in 2014, primarily due to an employee incentive compensation program established in the second quarter of 2014.

Employee stock-based compensation expense increased for the three month period ended March 31, 2015 compared to the same three month period in 2014 due to the timing and vesting of option grants.

Consulting and professional services expenses decreased in the three month period ended March 31, 2015 as compared to the same period in 2014 primarily due to reduced marketing research costs, and to a lesser extent the timing of board member fees due to our amended board of director compensation plan.

Other expenses decreased for the three month period ended March 31, 2015 compared to the same period in 2014 primarily due to reduced NASDAQ fees for the listing of additional shares of common stock.

We continue to evaluate general and administrative expenses and look for ways to decrease such costs. As discussed above, we increased our research and development activities in 2014 and expect to increase them further in the 2015 fiscal year, in which case general and administrative expenses in the future could vary significantly from those incurred in the 2014 fiscal year.

Other Income and Expenses

Investment income primarily reflects increases and decreases in cash balances due to interest income earned on our operating cash accounts. Other (expense) income primarily reflects foreign currency exchange gains and losses which can vary depending on exchange rate agreements with foreign vendors and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private and public equity financings and through a strategic development arrangement which concluded in 2009. We have experienced negative cash flow from operations each year since our inception, except in the year ended December 31, 2000. As of March 31, 2015, we had an accumulated deficit of approximately $253,927,000. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of approximately $35,735,000 at March 31, 2015.

The net cash used in operating activities was approximately $3,503,000 in the three months ended March 31, 2015 compared to $2,624,000 in the comparable period in 2014. The net cash used in both periods was primarily attributable to our net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities in the 2015 and 2014 periods was also impacted by an increase in prepaid expenses, primarily for insurance in both periods and for clinical research organization costs in 2015. Additionally, net cash used in the 2015 period was impacted by a decrease in accrued compensation expense, primarily the payment of employee incentive compensation accrued in 2014 and paid in the first quarter of 2015, and partly by a decrease in accounts payable related to manufacturing expenses. Net cash used in the 2014 period was primarily attributable to an increase in accrued expenses, primarily for expenses related to manufacturing.

Net cash provided by financing activities was approximately $9,207,000 for the three months ended March 31, 2015 compared to $20,354,000 in the comparable period in 2014. Net cash provided by financing activities for the three months ended March 31, 2015 was primarily attributable to the net proceeds from the issuance of common stock in a registered offering in March 2015 as described below. Net cash provided by financing activities in the three months ended March 31, 2014 was attributable to net proceeds from the issuance of common stock in a registered public offering in February 2014 and exercise of warrants also described below.

On March 25, 2015, we closed a financing with institutional investors in which we raised approximately $10,000,000 in gross proceeds or $9,207,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of our common stock, at a price per share of $1.7125. For each share of common stock purchased, investors received one warrant to purchase one half of a share of our common stock. A total of 5,839,420 shares of common stock were issued and warrants for the purchase of 2,919,710 shares of common stock were issued. The warrants are exercisable immediately, expire 5 years from the date of issuance, and have an exercise price of $1.7125 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 233,577 shares of our common stock. The warrants issued to the placement agent and related persons are exercisable immediately after issuance, have an exercise price of $2.13 per share and terminate on March 20, 2020.

The warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of our common stock then issued and outstanding, provided that, upon prior notice to us, a holder may increase or decrease this limitation provided any increase does not exceed 9.99% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued on March 25, 2015 were exercised during the quarter ended March 31, 2015.

On May 28, 2014, we closed a financing in which we raised approximately $16,000,000 in gross proceeds or approximately $14,822,000 in net proceeds, after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock, at a price per share of $2.9625. For each share of common stock purchased, investors received one share of common stock and one half of an unregistered warrant to purchase a share of the Company’s common stock. A total of 5,400,847 shares of common stock were issued and warrants for the purchase of 2,700,424 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year and three-month term, and an exercise price of $2.90 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 216,033 shares of our common stock. The warrants issued to the placement agent and related persons were exercisable immediately after issuance, have an exercise price of $3.7031 per share and terminate on June 14, 2017. The shares of common stock underlying the warrants issued to investors and the placement agent and related persons were subsequently registered pursuant to a registration statement that became effective on June 16, 2014. None of the warrants issued on May 28, 2014 were exercised as of March 31, 2015.

On February 18, 2014, we closed a registered public offering of units of common stock and warrants, in which we raised approximately $12,000,000 in gross proceeds or approximately $10,860,000 in net proceeds after deducting placement agents’ fees and other offering expenses. Investors purchased units, at a price per unit of $2.05, which consisted of one share of common stock and one half of a warrant to purchase a share of our common stock. A total of 5,853,657 shares of common stock were issued and warrants for the purchase of 2,926,829 shares of common stock were issued. The warrants were exercisable immediately after issuance, have a five-year term and an exercise price of $2.75 per share. Also, in connection with the offering, we issued to our placement agent and related persons warrants to purchase 292,682 shares of our common stock, which were exercisable 180 days after issuance, have a five-year term and an exercise price of $2.56 per share.

During the year ended December 31, 2014, the investors in the February 2014 public offering exercised 1,054,625 warrants for the purchase of 1,054,625 shares of our common stock for net proceeds of approximately $2,901,000. None of the warrants issued on February 18, 2014 were exercised during the quarter ended March 31, 2015

On April 16, 2013, we closed an offering pursuant to the terms of a private placement agreement, in which we raised $5,000,000 in gross proceeds, or approximately $4,192,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,000 shares of our Series A Preferred Stock. Subject to certain ownership limitations, shares of Series A Preferred Stock were convertible, at the option of the holder thereof, into an aggregate of up to 1,377,412 shares of our common stock. The Series A Preferred Stock was not redeemable or contingently redeemable, did not have a dividend right, nor did it have any preferences over our common stock, including liquidation rights.

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

        During the year ended December 31, 2013, the investors in the private placement exercised 270,390 Series B Warrants into 270,390 shares of our common stock for net proceeds of approximately $864,000. During the year ended December 31, 2014, the investors in the April 2013 private placement exercised 350,000 Series B Warrants for the purchase of 350,000 shares of our common stock for net proceeds of approximately $1,118,000. None of the warrants issued on April 16, 2013 were exercised during the quarter ended March 31, 2015.

On September 23, 2013, we closed another offering pursuant to the terms of a private placement agreement, in which we raised $5,800,000 in gross proceeds, or approximately $4,905,000 in net proceeds after deducting placement agents’ fees and other offering expenses, in a private placement of 5,800 shares of our Series B Preferred Stock. We used the proceeds from this offering in part to redeem the remaining outstanding balance of 2,802 shares of the Series A Preferred Stock, issued in April 2013, for a redemption value of approximately $2,802,000. As a result of the redemption, we recognized approximately $2.31 million as a non-cash deemed dividend in the quarter ended September 30, 2013.After further deducting the amount to redeem the outstanding shares of Series A Preferred Stock, the net proceeds of this offering were approximately $2,103,000.

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

During the year ended December 31, 2014, the investors in our September 2013 private placement exercised 2,452,431 warrants for the purchase of 2,452,431 shares of the Company’s common stock for net proceeds of approximately $5,493,000. As of March 31, 2015, no five-year term warrants issued to investors in the September 2013 private placement remain outstanding.

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

No shares of common stock were issued under the ATM agreement during the three months ended March 31, 2015 and March 31, 2014.

After our financing in March 2015, we expect our existing cash to support our operations through approximately the end of 2017. We expect this level of cash utilization to allow us to continue our ongoing programs, including the following:

•	Completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers, including a rollover clinical trial designed to treat patients for one year after they complete the Phase 2 clinical trial if they have responded to fosbretabulin

•	Initiation and completion of the Phase 1 portion, and initiation of the Phase 2 portion of an open label clinical trial of OXi4503 in patients with AML to be sponsored by us

•	Supporting a Phase 1b/2 trial of fosbretabulin in recurrent ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK based nonprofit organizations

While our existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of advanced recurrent ovarian cancer, it does not allow for conducting any follow-on clinical studies of fosbretabulin in advanced ovarian cancer. Any significant further development of fosbretabulin or other capital intensive activities will be contingent upon our ability to raise additional capital in addition to the capital available to us under our existing financing arrangements. As of March 31, 2015, we have a balance of unapplied purchase orders for expenditures related to clinical research activities and outsourced drug manufacturing of approximately $4,100,000, of which approximately $73,000 was estimated and accrued at March 31, 2015 for services performed, leaving approximately $4,027,000 to be incurred. Of the $4,027,000 amount to be incurred, we may incur approximately $2,303,000 over the next nine months.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2015 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End

4.1	Form of 2015 Common Stock Warrant	8-K	3/20/2015

10.1	Securities Purchase Agreement, dated March 20, 2015, by and among the Company and the purchasers named therein	8-K	3/20/2015

31.1Δ	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.	N/A	N/A

31.2Δ	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.	N/A	N/A

32.1Y	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A	N/A

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.	N/A	N/A

Δ	Filed herewith.
Y	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: May 7, 2015	By:	/s/ David J. Chaplin
David J. Chaplin
Chief Executive Officer

Date: May 7, 2015	By:	/s/ Barbara D. Riching
Barbara D. Riching
Chief Financial Officer