Form 10-Q
period 2015-06-30
OXIGENE INC
filed 2015-08-06
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing fosbretabulin tromethamine and OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; the performance of third parties; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing or financing facility, such as the facility with MLV & Co. LLC (MLV); the potential for our certificate of incorporation and amended and restated bylaws to deter a change of management or delay acquisition offers; the volatility of the price of our common stock; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 30, 2015 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(See Note 1)

ASSETS
Current assets:
Cash	$33,093	$30,031
Prepaid expenses and other current assets	471	322

Total current assets	33,564	30,353

Property and equipment, net of accumulated depreciation of $252 and $242 at June 30, 2015 and December 31, 2014, respectively	42	37
Other assets	33	33

Total assets	$33,639	$30,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178	$335
Accrued compensation and benefits	545	841
Accrued research and development	188	36
Accrued other	255	207

Total current liabilities	1,166	1,419

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ 0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $ 0.01 par value, 70,000 shares authorized; 26,545 and 20,705 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	265	207
Additional paid-in capital	289,459	279,952
Accumulated deficit	(257,251)	(251,155)

Total stockholders’ equity	32,473	29,004

Total liabilities and stockholders’ equity	$33,639	$30,423

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$1,981	$2,171	$3,650	$3,558
General and administrative	1,347	1,753	2,455	2,994

Total operating expenses	3,328	3,924	6,105	6,552

Loss from operations	(3,328)	(3,924)	(6,105)	(6,552)

Investment income	5	1	8	2
Other (expense) income, net	(1)	(6)	1	(9)

Net loss and comprehensive loss	$(3,324)	$(3,929)	$(6,096)	$(6,559)

Basic and diluted net loss per share attributable to common stock	$(0.13)	$(0.23)	$(0.26)	$(0.50)

Weighted-average number of common shares outstanding	26,545	17,259	23,835	13,179

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(6,096)	$(6,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	8
Amortization of license agreement	—	46
Stock-based compensation	370	222
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(149)	(341)
Accounts payable and accrued expenses	(253)	697

Net cash used in operating activities	(6,118)	(5,927)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(15)	—

Net cash used in investing activities	(15)	—

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,195	25,681
Proceeds from exercise of warrants into common stock, net of issuance costs	—	9,512

Net cash provided by financing activities	9,195	35,193

Increase in cash	3,062	29,266

Cash at beginning of period	30,031	7,005

Cash at end of period	$33,093	$36,271

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

June 30, 2015

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”) is incorporated in the state of Delaware and is a clinical-stage biopharmaceutical company developing novel therapeutics primarily to treat cancer. The Company’s major focus is developing vascular disrupting agents (VDAs) that selectively disrupt abnormal blood vessels associated with solid tumor progression. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients. The Company has two VDA drug candidates currently being tested in clinical trials, fosbretabulin tromethamine, or fosbretabulin, and OXi4503.

The Company is subject to a number of risks similar to other biopharmaceutical companies that do not have approval for their product candidates, including the need to obtain adequate additional funding, possible failure of clinical trials, the need to obtain marketing approval for the Company’s investigational drugs, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates should they be approved for marketing, and protection of its proprietary technology. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. OXiGENE expects to incur additional operating losses over the next several years as it develops its product candidates, and will need additional capital for this development. Additional funding may not be available on acceptable terms, or at all, and if funding is not available the Company may need to scale back or abandon its product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.

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

March 2015 Financing

On March 25, 2015, the Company completed a financing with institutional investors in which it raised $10.0 million, or approximately $9.2 million after deducting placement agents’ fees and other offering expenses. Investors purchased shares of the Company’s common stock at a price of $1.7125 per share and received one warrant to purchase one half of a share of the Company’s common stock at the same exercise price per share as each share of common stock purchased. A total of 5,839,420 shares of common stock and warrants for the purchase of 2,919,710 shares of common stock were issued. The warrants were exercisable immediately after issuance and expire 5 years from the date of issuance. Also, in connection with the financing, the Company issued to its placement agent and related persons warrants to purchase 233,577 shares of the Company’s common stock, which were exercisable immediately after issuance, have an exercise price of $2.13 per share and expire on March 20, 2020.

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of June 30, 2015 and December 31, 2014:

			Number of warrants (In thousands)
Warrants Issued in Connection with:	Expiration Date	Exercise Price	June 30, 2015	December 31, 2014
Private Placement Series A	04/16/18	$3.40	1,460	1,460
Private Placement Series B	04/16/15	$3.40	—	757
2013 Private Placement	09/23/18	$2.80	147	147
2014 Public Offering	02/18/19	$2.75	1,872	1,872
2014 Public Offering	02/18/19	$2.56	293	293
2014 Private Placement	08/28/19	$2.90	2,700	2,700
2014 Private Placement	08/28/19	$3.70	216	216
2015 Private Placement	03/25/20	$1.71	2,920	—
2015 Private Placement	03/20/20	$2.13	234	—

Total Warrants Outstanding			9,842	7,445

The Private Placement Series B warrants expired unexercised on April 16, 2015.

Options and restricted stock

At the Company’s 2015 annual meeting, stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, up to 4,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors. The 2015 Plan also allows additional shares of the Company’s common stock to be issued if awards outstanding under the Company’s 2005 Stock Plan (the “2005 Plan”) are cancelled, forfeited, surrendered, or terminated after the expiration of the 2005 Plan, provided that no more than 725,781 shares of the Company’s common stock shall be added to the 2015 Plan from the 2005 Plan.

The following is a summary of the Company’s stock option activity under its 2005 and 2015 Plans for the six months ended June 30, 2015:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(Years)	(In thousands)

Balance at December 31, 2014	54	672	$3.63	8.49

Options granted	(1,423)	1,423	$1.44
Options forfeited	190	(190)	$1.93
Options expired	(60)	—	$2.67
Options authorized	4,000	—	$—

Balance at June 30, 2015	2,761	1,905	$2.16	8.78	$—

Exercisable at June 30, 2015		493	$3.28	8.10	$—

Vested and expected to vest at June 30, 2015		1,322	$2.39	8.51	$—

As of June 30, 2015, there was approximately $1.07 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

The fair values for the stock options granted in the six-month period ended June 30, 2015 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions
	Six months ended June 30,
	2015	2014

Risk-free interest rate	1.69%	1.56%
Expected life (years)	6	4
Expected volatility	92%	101%
Dividend yield	0.00%	0.00%

Options issued during the six month period ended June 30, 2015 generally vest over a three or four year period from the date of grant, except for options to purchase 75,000 shares of common stock which will only vest upon a change of control of the Company if certain other conditions are also met.

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 1,905,000 stock options and 9,842,000 warrants at June 30, 2015 and 615,000 stock options and 7,457,000 warrants at June 30, 2014, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Commitments and Contingencies

Clinical Research Organization and Manufacturing Commitments

As of June 30, 2015, the Company has a balance of unapplied purchase orders for expenditures related to external clinical research and outsourced drug manufacturing of approximately $6.2 million, of which the Company expects to incur approximately $3.3 million over the next six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2014, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company developing novel therapeutics to treat cancer. We are developing vascular disrupting agents, or VDAs, that selectively disrupt abnormal blood vessels associated with solid tumors. VDAs work by binding to tubulin in the cells lining abnormal blood vessels and collapsing the existing blood vessels inside of a tumor, which “starves” the tumor and leads to necrosis of the cancer cells. We have two VDA drug candidates currently being tested in clinical trials, fosbretabulin and OXi4503.

Fosbretabulin

Our lead compound, fosbretabulin, is a reversible tubulin binding agent that selectively targets the endothelial cells that make up the blood vessel walls in most solid tumors and causes them to swell, obstructing the flow of blood and starving the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Fosbretabulin in combination with AVASTIN® (bevacizumab) for ovarian cancer— Completed Phase 2 Trial and Proposed Phase 3 Trial Design

Data from a recently completed Phase 2 trial in recurrent ovarian cancer using fosbretabulin in combination with AVASTIN® (bevacizumab) compared to AVASTIN® alone indicated a statistically significant increase in progression-free survival (PFS) in the combination arm compared to the AVASTIN® arm, which was the primary endpoint of the trial. The p-value was 0.049 (pre-specified analysis using a one-sided test; 10% level of significance) and the hazard ratio was 0.685, with a 90% 2-sided confidence interval (CI) of 0.47 ~1.00. Median PFS was 7.3 months for AVASTIN® plus fosbretabulin (n=54), compared to 4.8 months with AVASTIN® alone (n= 53). Patients in both arms were treated until disease progression or adverse effects prohibited further therapy. AVASTIN® is an anti-vascular endothelial growth factor, or VEGF, monoclonal antibody that is approved for the treatment of cancer in the United States and Europe in combination with chemotherapy drugs. AVASTIN® is marketed by Genentech/Roche.

In a post-hoc subgroup analysis, data showed that patients who were platinum-resistant also had a statistically significant improvement in PFS with the combination. Among the 27 patients who were platinum-resistant, median PFS was 6.7 months for those receiving AVASTIN® and fosbretabulin compared to 3.4 months for those receiving AVASTIN® alone, with a p-value of 0.01. The hazard ratio was 0.57. Although the subgroup included a relatively small number of patients, these findings suggest that adding fosbretabulin to AVASTIN® has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients. Also in the post-hoc subgroup analysis, while not statistically significant, among the 80 patients who were platinum-sensitive, median PFS was 7.6 months for those receiving AVASTIN® and fosbretabulin compared to 6.1 months for those receiving AVASTIN® alone, with a p-value of 0.139 and a hazard ratio of 0.67.

Additional secondary endpoints in the study included safety and overall survival. All adverse events in the study were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with fosbretabulin, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (10 cases for AVASTIN® compared to 17 for the combination). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol.

Patients continue to be followed for overall survival (OS). A preliminary analysis after 33 events did not demonstrate a statistically significant difference in OS between the study arms. However, we believe that the OS data currently available is not sufficiently mature to yield any definitive conclusions. We anticipate further analysis of this secondary endpoint will be conducted as the data matures.

We are currently evaluating the potential development pathway, including the potential for a pivotal Phase 3 clinical trial, for fosbretabulin in ovarian cancer. In June 2015, we received regulatory guidance from the U.S. Food and Drug Administration (FDA), regarding the design of a proposed Phase 3 trial of fosbretabulin in combination with AVASTIN® in platinum-resistant ovarian cancer. The FDA agreed with our proposal to test the combination anti-vascular regimen of fosbretabulin and AVASTIN® directly against chemotherapy using progression-free survival (PFS) as the primary endpoint in a randomized, controlled registration trial. In addition, the FDA requested inclusion of a third arm, of AVASTIN® alone, in the trial to further characterize the efficacy of each individual drug in the combination. We are currently planning the design of a clinical trial with the potential to submit an application to the FDA for a special protocol assessment (SPA) relating to the development of fosbretabulin in this indication.

Fosbretabulin in combination with VOTRIENT® (pazopanib) for ovarian cancer – Ongoing Phase 1b/2 Clinical Trial

In October 2014, we enrolled the first patient in a Phase 1b/2 trial of fosbretabulin in combination with VOTRIENT® (pazopanib) compared to VOTRIENT® alone, in advanced recurrent ovarian cancer. VOTRIENT® is an anti-angiogenic oral tyrosine kinase inhibitor that is currently approved by the FDA for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of recurrent ovarian cancer. VOTRIENT® is marketed by GlaxoSmithKline. We believe that using fosbretabulin in combination with VOTRIENT® may provide a clinically active alternative to the current standard of care, cytotoxic chemotherapy, for recurrent ovarian cancer. The study is sponsored by The Christie Hospital NHS Foundation Trust and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit, or MAHSC-CTU, with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust). The trial design consists of a Phase 1b dose escalation portion with the combination of VOTRIENT® and fosbretabulin and a randomized Phase 2 portion comparing VOTRIENT® alone and VOTRIENT® plus fosbretabulin in patients with recurrent ovarian cancer. The study is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is progression-free survival, and secondary endpoints include safety, overall survival, objective response rate, and CA125 response rate. We anticipate that initial data from the Phase 1b dose escalation portion of the trial will be presented by the investigators at the European Society of Gynaecological Oncology conference in October of 2015. We expect the initial data to provide a preliminary initial estimation of safety and biological activity of this regimen.

Fosbretabulin for Gastrointestinal Neuroendocrine Tumors – Ongoing Phase 2 monotherapy clinical trial

In September 2014, we enrolled the first patient in a Phase 2 monotherapy clinical trial of fosbretabulin in patients with gastrointestinal neuroendocrine tumors, or GI-NETs, with elevated biomarkers. This trial is designed to enroll 20 GI-NET patients with increased biomarker levels at five sites in the United States. The primary endpoint of the trial is a reduction in biomarkers, and secondary endpoints include symptom control and changes in quality of life as assessed by validated measures. We are in the process of amending the protocol for this trial to also include patients with pancreatic neuroendocrine tumors and estimate that the trial will complete enrollment at the end of this year, with interim data also potentially available at the end of the year. Patients who participate in this trial are eligible to enroll in a rollover clinical trial which is designed to treat patients for one year after they complete the Phase 2 clinical trial, if they have responded to fosbretabulin.

This trial was initiated based on data from a preclinical study of fosbretabulin in a transgenic mouse model of pancreatic neuroendocrine tumors, in which treatment with fosbretabulin resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks of treatment with fosbretabulin. Treatment with fosbretabulin was not shown to be associated with any obvious toxicity, and was shown to disrupt tumor vasculature, induce apoptosis and inhibit tumor cell proliferation.

OXi4503

OXi4503 is a novel, dual-mechanism VDA. OXi4503 has been shown to reduce tumor blood flow and also form an antiproliferative metabolite. We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and certain leukemias, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that kills tumor cells. OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and acute myelogenous leukemia, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

OXi4503 for Acute Myelogenous Leukemia – Ongoing Investigator Sponsored Trial and Planned Phase 1/2 Trial

OXi4503 is being studied in a Phase 1 trial in patients with Acute Myelogenous Leukemia, or AML, or Myelodysplastic syndrome, or MDS, a disorder of the normal blood formation process. The study is being conducted at the University of Florida with support from The Leukemia & Lymphoma Society’s Therapy Acceleration Program. This open-label, dose-escalating study was initially intended to treat up to 36 patients and evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503 in these patients. As of July 31, 2015, 18 patients have been enrolled into this study, and a maximum tolerated dose had not been observed. In an effort to increase the rate of enrollment, we are planning to close this trial before the end of this year and initiate our own Phase 1/2 clinical trial which will be an open-label, dose-escalating study intended to treat up to 20 patients at three to six sites. This trial will also evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503.

Among the first 13 patients treated at the two lowest dose levels in the Phase 1 trial, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. OXi4503 appears to be well tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug.

Recent Management Appointments

On May 12, 2015, we announced the appointment of William D. Schwieterman as President and Chief Executive Officer.

On July 20, 2015 we announced the appointment of Matthew M. Loar as Chief Financial Officer.

Results of Operations

Three and Six Months Ended June 30, 2015 and June 30, 2014

Research and development expenses

The table below summarizes the most significant components of our research and development expenses (in thousands):

			Change				Change
	Three months ended June 30,		2015 versus 2014		Six months ended June 30,		2015 versus 2014
	2015	2014	Amount	%	2015	2014	Amount	%

External services	$1,076	$1,629	$(553)	-34%	$2,085	$2,706	$(621)	-23%
Employee compensation and related	545	293	252	86%	991	515	476	92%
Employee Stock-based compensation	205	87	118	136%	258	108	150	139%
Other	155	162	(7)	-4%	316	229	87	38%

Total research and development	$1,981	$2,171	$(190)	-9%	$3,650	$3,558	$92	3%

For both the three and six month periods ended June 30, 2015 compared to the same periods in 2014, total research and development expenses decreased primarily because we manufactured less fosbretabulin drug product in 2015. This decrease in expenses was partially offset by higher employee-related costs as we hired additional personnel to prepare for additional clinical trials.

The decrease in external services expense for the three and six month periods ended June 30, 2015 compared to the same periods in 2014 is primarily due to a decreased level of manufacturing of fosbretabulin in 2015. Because we are in development and the timing and need for manufacturing runs is variable, the costs of manufacturing can vary significantly period to period. The decrease in external service costs for manufacturing fosbretabulin in 2015 was partially offset by an increase in external costs related to the fosbretabulin GI-NET Phase 2 clinical trial.

The increase in employee compensation and related expenses for the three and six month periods ended June 30, 2015 compared to the same periods in 2014 is primarily due to the employment of additional research and development personnel to support additional clinical programs. For the same reason, employee stock-based compensation increased in the 2015 periods compared to the 2014 periods.

The increase in other expenses for the six month period ended June 30, 2015 compared to the same period in 2014 is primarily due to overhead costs resulting from additional personnel and certain licensing fees.

Because we are planning to conduct additional clinical development of our investigational drugs, we expect research and development expenses to increase in the year ending December 31, 2015 as compared to the year ended December 31, 2014.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses (in thousands):

			Change				Change
	Three months ended June 30,		2015 versus 2014		Six months ended June 30,		2015 versus 2014
	2015	2014	Amount	%	2015	2014	Amount	%

Employee compensation and related	$548	$924	$(376)	-41%	$942	$1,236	$(294)	-24%
Employee Stock-based compensation	58	48	10	21%	89	56	33	59%
Consulting and professional services	599	649	(50)	-8%	1,119	1,337	(218)	-16%
Other	142	132	10	8%	305	365	(60)	-16%

Total general and administrative	$1,347	$1,753	$(406)	-23%	$2,455	$2,994	$(539)	-18%

For both the three and six month periods ended June 30, 2015 compared to the same periods in 2014, total general and administrative expenses decreased primarily due to lower employee severance costs in 2015 following reductions in headcount which occurred in early 2014.

Changes in employee stock-based compensation were consistent between the periods presented.

Consulting and professional services expenses decreased in the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 primarily due to reduced marketing research and legal costs.

Changes in other expenses were not significant.

Although general and administrative expenses have decreased in the three and six month periods ended June 30, 2015, when compared to the same periods in 2014, we do not expect such decreases to continue for the balance of 2015, and general and administrative expenses may increase for this period.

Other Income and Expenses

Investment income primarily reflects interest income earned on our operating cash accounts and other (expense) income primarily reflects foreign currency exchange gains and losses. These items were not significant.

LIQUIDITY AND CAPITAL RESOURCES

We are developing two investigational drugs, both VDAs, for the treatment of cancer and currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity and at one point through a strategic development arrangement which concluded in 2009. We have experienced net losses in each year since our inception, and negative cash flow from operations in every year except one. As of June 30, 2015, we had an accumulated deficit of over $257 million and cash of approximately $33.1 million, which we expect to be sufficient to fund our operations for at least the next twelve months. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop our candidate drugs for the treatment of cancer.

We expect to incur significant additional costs over at least the next several years as a result of our plans to develop and commercialize fosbretabulin for the treatment of ovarian cancer and neuroendocrine tumors, and OXi4503 for the treatment of AML. We anticipate that this development will include continuing our current clinical trials as well as new clinical trials and additional research and development expenditures.

Although we have an “at the market” equity offering sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, in place for raising additional capital, we will need to enter into a new agreement based on our Form S-3 registration statement declared effective on June 5, 2015 if we are to continue to utilize the facility. Under the ATM Agreement we may issue and sell shares of our common stock from time to time through MLV who will act as our sales agent and underwriter. We are currently limited as to how many shares we can sell under the ATM Agreement due to limitations imposed by the SEC on the number of shares issuable pursuant to a Form S-3 registration statement in a primary offering by registrants with a market value of common equity held by non-affiliates of less than $75 million.

We expect our current cash to allow us to advance our ongoing programs including the following:

•	Completion of a Phase 2 clinical trial of fosbretabulin in patients with recurrent GI-NETs with elevated biomarkers;

•	Completion of a rollover clinical trial designed to treat patients for one year after they complete the above Phase 2 clinical trial, if they have responded to fosbretabulin;

•	Initiation and completion of the Phase 1 portion of an open label clinical trial of OXi4503 in patients with AML;

•	Initiation of the Phase 2 portion of an open label clinical trial of OXi4503 in patients with AML; and

•	Supporting a Phase 1b/2 trial of fosbretabulin in recurrent ovarian cancer in combination with Votrient® (pazopanib) being sponsored by two UK-based nonprofit organizations.

While our existing cash will support the planning for a follow-on clinical program in fosbretabulin for the treatment of ovarian cancer, any significant further clinical development of fosbretabulin in advanced recurrent ovarian cancer, including the potential development of a special protocol assessment with the FDA, and conducting follow-on clinical studies or other capital intensive activities, will be contingent upon our ability to raise additional capital and we may not be successful in raising this additional capital.

Additional funding may not be available to OXiGENE on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be further impaired if we are unable to comply with the listing standards of The NASDAQ Capital Market and our stock trades elsewhere.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2015 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 31, 2015, the Company amended the employment agreement with its President and Chief Executive Officer, Dr. William Schwieterman, to clarify that any income tax on the Company’s payment or reimbursement of covered living or travel expenses will be grossed up to compensate Dr. Schwieterman for the economic cost of the federal, state and local income and payroll taxes that are required with respect to such expenses.

Item 6. Exhibits

Exhibit No.		Incorporated herein by reference to:
	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, and July 17, 2013	Δ	Δ

10.1@	Employment Agreement by and between the Registrant and William D. Schwieterman, dated May 12, 2015	Δ	Δ

10.2@	Employment Agreement by and between the Registrant and Matthew M. Loar, entered into as of July 20, 2015	Δ	Δ

10.3@	Amended and Restated Employment Agreement by and between the Registrant and David Chaplin, Ph.D., dated May 12, 2015	Δ	Δ

10.4@	Separation Agreement by and between the Registrant and Barbara D. Riching, dated June 23, 2015	Δ	Δ

10.5@	OXiGENE, Inc. 2015 Equity Incentive Plan	S-8	5/28/2015

10.6@	Form of Option Agreement, OXiGENE, Inc. 2015 Equity Incentive Plan	Δ	Δ

10.7@	Amendment No. 1 to Employment by and between the Registrant and William D. Schwieterman, dated July 31, 2015	Δ	Δ

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002	Δ	Δ

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002	Δ	Δ

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Y	Y

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Comprehensive Loss for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements	Y	Y

Δ	Filed herewith.
Y	Furnished herewith.
@	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: August 6, 2015	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)