Form 10-Q
period 2015-09-30
OXIGENE INC
filed 2015-11-12
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our product candidates and any future products we may develop; the clinical development of and the process of commercializing CA4P (combretastatin A4 phosphate or fosbretabulin) and OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; the performance of third parties; our ability to obtain and maintain intellectual property protection for our product candidates and any future products we may develop and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our product candidates and any future products we may develop and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing; the potential for our restated certificate of incorporation and amended and restated bylaws to deter a change of management or delay acquisition offers; the volatility of the price of our common stock; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers, and our ability to maintain the listing of our securities on The NASDAQ Capital Market; and other factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 30, 2015 or any document incorporated by reference herein or therein.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(All amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash	$30,251	$30,031
Prepaid expenses and other current assets	416	322

Total current assets	30,667	30,353

Property and equipment, net of accumulated depreciation of $233 and $242 at September 30, 2015 and December 31, 2014, respectively	36	37
Other assets	33	33

Total assets	$30,736	$30,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$335
Accrued compensation and benefits	733	841
Accrued research and development	479	36
Accrued other	169	207

Total current liabilities	1,698	1,419

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ 0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $ 0.01 par value, 70,000 shares authorized; 26,545 and 20,705 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	265	207
Additional paid-in capital	289,616	279,952
Accumulated deficit	(260,843)	(251,155)

Total stockholders’ equity	29,038	29,004

Total liabilities and stockholders’ equity	$30,736	$30,423

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(All amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$2,457	$2,240	$6,107	$5,798
General and administrative	1,142	1,213	3,597	4,207

Total operating expenses	3,599	3,453	9,704	10,005

Loss from operations	(3,599)	(3,453)	(9,704)	(10,005)
Investment income	7	2	15	4
Other income (expense), net	—	1	1	(8)

Net loss and comprehensive loss	$(3,592)	$(3,450)	$(9,688)	$(10,009)

Basic and diluted net loss per share attributable to common stock	$(0.14)	$(0.17)	$(0.39)	$(0.64)

Weighted-average number of common shares outstanding	26,545	20,705	24,748	15,716

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(All amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(9,688)	$(10,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	12
Amortization of license agreement	—	70
Stock-based compensation	527	352
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94)	(153)
Accounts payable and accrued expenses	279	423

Net cash used in operating activities	(8,961)	(9,305)

Investing activities:
Purchases of furniture, fixtures, equipment and other assets	(14)	(6)

Net cash used in investing activities	(14)	(6)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,195	25,681
Proceeds from exercise of warrants into common stock, net of issuance costs	—	9,512

Net cash provided by financing activities	9,195	35,193

Increase in cash	220	25,882
Cash at beginning of period	30,031	7,005

Cash at end of period	$30,251	$32,887

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”) is incorporated in the state of Delaware and is a clinical-stage biopharmaceutical company developing vascular disrupting agents (“VDAs”) to treat cancer. VDAs selectively disrupt abnormal blood vessels that sustain tumors. The Company has two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503. The Company is dedicated to leveraging its intellectual property and therapeutic development expertise to bring life-extending and life-enhancing medicines to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies that do not have approval for their product candidates, including the need to obtain adequate additional funding, possible failure of clinical trials, the need to obtain marketing approval for the Company’s investigational drugs, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates should they be approved for marketing, and protection of its proprietary technology. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. OXiGENE expects to incur additional operating losses over the next several years as it develops its product candidates, and will need additional capital for this development. Additional funding may not be available on acceptable terms, or at all, and if funding is not available, the Company may need to scale back or abandon its product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.

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

Warrants

The following is a summary of the Company’s outstanding common stock warrants as of September 30, 2015 and December 31, 2014:

			Number of warrants outstanding (In thousands)
Warrants Issued in Connection with:	Expiration Date	Exercise Price	September 30, 2015	December 31, 2014
Private Placement Series A	04/16/18	$3.40	1,460	1,460
Private Placement Series B	04/16/15	$3.40	—	757
2013 Private Placement	09/23/18	$2.80	147	147
2014 Public Offering	02/18/19	$2.75	1,872	1,872
2014 Public Offering	02/11/19	$2.56	293	293
2014 Private Placement	08/28/19	$2.90	2,700	2,700
2014 Private Placement	06/14/17	$3.70	216	216
2015 Private Placement	03/25/20	$1.71	2,920	—
2015 Private Placement	03/20/20	$2.13	234	—

Total Warrants Outstanding			9,842	7,445

Options and restricted stock

At the Company’s 2015 annual meeting, stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, up to 4,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors. The 2015 Plan also allows additional shares of the Company’s common stock to be issued if awards outstanding under the Company’s 2005 Stock Plan (the “2005 Plan”) are cancelled, forfeited, surrendered, or terminated after the April 25, 2015 expiration of the 2005 Plan, provided that no more than 725,781 shares of the Company’s common stock shall be added to the 2015 Plan from the 2005 Plan.

The following is a summary of the Company’s stock option activity under the 2005 and 2015 Plans for the nine months ended September 30, 2015:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(Years)	(In thousands)
Balance at December 31, 2014	54	672	$3.63	8.49

Options granted	(1,792)	1,792	$1.41
Options forfeited	272	(272)	$2.03
Options expired	—	—	$—
Options authorized	4,000	—	$—

Balance at September 30, 2015	2,534	2,192	$2.01	8.73	$—

Exercisable at September 30, 2015		450	$3.51	7.68	$—
Vested and expected to vest at September 30, 2015		1,517	$2.22	8.45	$—

As of September 30, 2015, there was approximately $1.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

The fair values for the stock options granted in the nine-month period ended September 30, 2015 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions	Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.71%	1.57%
Expected life (years)	6	4
Expected volatility	92%	101%
Dividend yield	0.00%	0.00%

Options issued during the nine month period ended September 30, 2015 generally vest over a three or four year period from the date of grant, except for options to purchase 75,000 shares of common stock which will only vest upon a change of control of the Company if certain other conditions are also met.

3.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 2,192,000 stock options and 9,842,000 warrants at September 30, 2015 and 642,000 stock options and 7,445,000 warrants at September 30, 2014, were excluded from the calculation of weighted average shares for diluted net loss per share.

4.	Commitments and Contingencies

Clinical Research Organization and Manufacturing Commitments

As of September 30, 2015, the Company has a balance of unapplied purchase orders for expenditures related to external clinical research and outsourced drug manufacturing of approximately $4.6 million, of which the Company expects to incur approximately $1.7 million over the next three months.

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

Overview

We are a biopharmaceutical company developing vascular disrupting agents, or VDAs, to treat cancer. VDAs selectively disrupt abnormal blood vessels that sustain tumors. VDAs work by binding to tubulin in the cells lining abnormal blood vessels and collapsing the existing blood vessels inside of a tumor, which “starves” the tumor and leads to necrosis of the cancer cells. We have two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503.

CA4P

Our lead investigational drug, CA4P, also known as fosbretabulin, is a reversible tubulin binding agent that selectively targets endothelial cells that make up the blood vessel walls in most solid tumors, causing the endothelial cells to swell and thus obstruct the flow of blood to the tumor, which starves the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

CA4P in combination with Avastin® (bevacizumab) for ovarian cancer— Completed Phase 2 Trial and Planned Phase 2/3 Trial

Data from a recently completed phase 2 trial in recurrent ovarian cancer using CA4P in combination with Avastin (bevacizumab) compared to Avastin alone indicated a statistically significant increase in progression-free survival (PFS) in the combination arm compared to the Avastin arm, which was the primary endpoint of the trial. The p-value was 0.049 (pre-specified analysis using a one-sided test; 10% level of significance) and the hazard ratio was 0.685, with a 90% 2-sided confidence interval (CI) of 0.47 ~1.00. Median PFS was 7.3 months for Avastin plus CA4P (n=54), compared to 4.8 months with Avastin alone (n= 53). Patients in both arms were treated until disease progression or adverse effects prohibited further therapy. Avastin is an anti-vascular endothelial growth factor, or VEGF, monoclonal antibody that is approved for the treatment of cancer in the United States and Europe in combination with chemotherapy drugs. Avastin is marketed by Genentech/Roche.

In a post-hoc subgroup analysis, data showed that patients who were platinum-resistant also had a statistically significant improvement in PFS with the combination. Among the 27 patients who were platinum-resistant, median PFS was 6.7 months for those receiving Avastin and CA4P compared to 3.4 months for those receiving Avastin alone, with a p-value of 0.01. The hazard ratio was 0.57. Although the subgroup included a relatively small number of patients, these findings suggest that adding CA4P to Avastin has a potentially greater effect in this difficult-to-treat patient group than for platinum-sensitive patients. Also in the post-hoc subgroup analysis, while not statistically significant, among the 80 patients who were platinum-sensitive, median PFS was 7.6 months for those receiving Avastin and CA4P compared to 6.1 months for those receiving Avastin alone, with a p-value of 0.139 and a hazard ratio of 0.67.

Additional secondary endpoints in the study included safety and overall survival. All adverse events in the study were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with CA4P, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (10 cases for Avastin compared to 17 for the combination). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with antihypertensive treatments, as specified in the study protocol.

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

Based on the positive phase 2 results, we plan to initiate a phase 2/3 trial in platinum-resistant ovarian cancer, with the goal of determining whether the addition of CA4P to the standard-of-care (chemotherapy plus Avastin) improves patient outcomes. Patients would be randomized on a 1:1 basis to receive either the current standard-of-care or the current standard-of-care plus CA4P. The primary endpoint will be progression-free survival (PFS). We expect to initiate the trial in the first half of 2016.

The platinum-resistant ovarian cancer trial is planned as two stage, phase 2/3 study. The first stage of the trial is designed as a randomized, investigator-blinded, placebo-controlled study with up to 80 patients, randomized on a 1:1 basis to receive either Avastin and chemotherapy or Avastin, chemotherapy and CA4P. In this stage we plan regular interim analyses of the data in order to assess the efficacy of the drug combination and to evaluate powering assumptions for the second stage of the trial. At any time, if we see clear evidence that CA4P is improving response rates and progression free survival, we will initiate the second stage of the trial, which would be a large, randomized double blind controlled trial without regular interim analyses. The second stage is designed as a confirmatory efficacy trial on which to base an application to the FDA for approval of CA4P as a treatment for platinum-resistant ovarian cancer.

CA4P in combination with Avastin for glioblastoma multiforme – Planned Phase 2/3 Trial

We plan to initiate a phase 2/3 clinical trial using CA4P and Avastin in glioblastoma multiforme (GBM) patients who have failed first-line chemotherapy treatment, with the goal of determining whether CA4P improves upon the current standard-of-care, which is treatment with Avastin. The combination of CA4P and Avastin, without any chemotherapy, is the same treatment regimen that ovarian cancer patients recently received in the completed phase 2 study described above. We have preclinical data showing a strong positive effect of CA4P in models of GBM, but no human clinical data. In addition to the preclinical data, we chose GBM as an additional target indication for CA4P because the unmet medical need is high, with few treatment options, and there are a limited number of other investigational drugs in development. Also, because GBM progresses rapidly, once the clinical trial begins we expect to be able to accrue data on the effect of CA4P more rapidly than we would for other indications. Finally, because CA4P exerts its effect on tumor vasculature, CA4P does not need to cross the blood/brain barrier to potentially have an effect on inhibiting tumor growth. Based on the highly vascular nature of tumors in GBM, similar to ovarian cancer tumors, we believe that CA4P can have a potentially meaningful effect in this indication.

        The GBM trial is planned as a two stage, phase 2/3 study. The first stage of the trial is designed as a randomized, investigator-blinded, placebo-controlled study with up to 80 patients, randomized on a 1:1 basis to receive either Avastin or Avastin plus CA4P. In this stage we plan regular interim analyses of the data in order to assess the efficacy of the drug combination and to evaluate powering assumptions for the second stage of the trial. At any time, if we see clear evidence that CA4P is improving response rates and progression free survival, we will initiate the second stage of the trial, which would be a large, randomized double blind controlled trial without regular interim analyses. The second stage is designed as a confirmatory efficacy trial on which to base an application to the FDA for approval of CA4P as a treatment for GBM.

CA4P in combination with Votrient® (pazopanib) for ovarian cancer – Ongoing Phase 1b/2 Clinical Trial

In October 2014, we enrolled the first patient in a phase 1b/2 trial of CA4P in combination with Votrient (pazopanib) compared to Votrient alone, in advanced recurrent ovarian cancer. Votrient is an anti-angiogenic oral tyrosine kinase inhibitor that is currently approved by the FDA for the treatment of renal cell carcinoma (RCC) and soft tissue sarcoma (STS), with compelling early clinical data in the treatment of recurrent ovarian cancer. Votrient is marketed by GlaxoSmithKline. We believe that using CA4P in combination with Votrient may provide a clinically active alternative to the current standard of care, cytotoxic chemotherapy, for recurrent ovarian cancer. The study is sponsored by The Christie, also referred to as The Christie Hospital NHS Foundation Trust, and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit, or MAHSC-CTU, with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust). The trial design consists of a phase 1b dose escalation portion with the combination of Votrient and CA4P and a randomized phase 2 portion comparing Votrient alone and Votrient plus CA4P in patients with recurrent ovarian cancer. The study is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is progression-free survival, and secondary endpoints include safety, overall survival, objective response rate, and tumor biomarker CA125 response rate.

Data from the first 12 patients enrolled in the phase 1b portion of the study were recently presented at the 19th International Meeting of the European Society of Gynaecological Oncology. Nine of these patients were evaluated for objective response using RECIST criteria, and results showed two partial responses, five stable diseases and two progressive diseases. Eight of the ten patients with evaluable data demonstrated decreases in the tumor biomarker CA125, with three achieving a response according to CGIC criteria. Safety data showed that the combination of CA4P and Votrient was generally well tolerated, with no Grade 4-5 adverse events (AEs). The most commonly reported AEs were hypertension, fatigue, and pain. Based on the positive safety data and signs of efficacy, the study is expected to move into the phase 2 portion in early 2016.

CA4P for Gastrointestinal and Pancreatic Neuroendocrine Tumors – Ongoing Phase 2 monotherapy clinical trial

In September 2014, we enrolled the first patient in a phase 2 monotherapy clinical trial of CA4P in patients with gastrointestinal neuroendocrine tumors, or GI-NETs, with elevated biomarkers. This trial is designed to enroll 20 GI-NET patients with increased biomarker levels at five sites in the United States. The primary endpoint of the trial is a reduction in biomarkers, and secondary endpoints include symptom control and changes in quality of life as assessed by validated measures. We have recently amended the protocol for this trial to also include patients with pancreatic neuroendocrine tumors and we estimate that the trial will complete enrollment at the end of this year. Patients who participate in this trial are eligible to enroll in a rollover clinical trial which is designed to treat patients for one year after they complete the phase 2 clinical trial, if they have responded to CA4P.

This trial was initiated based on data from a preclinical study of CA4P in a transgenic mouse model of pancreatic neuroendocrine tumors, in which treatment with CA4P resulted in a significant and sustained decrease in circulating insulin of more than 90% over four weeks of treatment with CA4P. Treatment with CA4P was not shown to be associated with any obvious toxicity, and was shown to disrupt tumor vasculature, induce apoptosis and inhibit tumor cell proliferation.

Interim data from the first nine subjects enrolled in the study suggested that CA4P monotherapy may improve biomarkers and quality of life (QOL) measures. Additionally, CA4P appears to be relatively well tolerated by subjects in the trial. However, these results are preliminary, due to the small number of subjects analyzed at this point. Full results from this trial are expected in the second half of 2016.

OXi4503

OXi4503 is a novel, dual-mechanism VDA. OXi4503 has been shown to reduce tumor blood flow and also form an antiproliferative metabolite. We believe that this dual mechanism differentiates OXi4503 from other VDAs and may result in enhanced anti-tumor activity in certain tumor types compared with other VDA drug candidates. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and certain leukemias, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a chemical that kills tumor cells. OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and Acute Myelogenous Leukemia, or AML, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other antiproliferative agents.

OXi4503 for Acute Myelogenous Leukemia – Ongoing Phase 1/2 Trial

        OXi4503 is being studied in a phase 1/2 trial in patients with AML or Myelodysplastic Syndromes, or MDS, a disorder of the normal blood formation process. This open-label, dose-escalating study is designed to treat up to 45 patients in the phase 1 portion (18 for the investigator-sponsored portion of the study, and 27 for the Company-sponsored portion of the study) and will evaluate the safety profile, maximum tolerated dose and biologic activity of OXi4503. Following phase 1, the study is designed to enroll up to 78 patients in phase 2. The objectives of the study are to determine the maximum tolerated dose of OXi4503 both as a single agent and as part of a combination therapy with intermediate-dose cytarabine chemotherapy, and to collect efficacy data as determined by the overall response rate.

Among the first 18 patients treated at the three lowest dose levels in the investigator-sponsored portion of the trial, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. OXi4503 appeared to be well tolerated based on these results in patients with relapsed and refractory AML and MDS. Side effects included increases in D-dimer, which is a substance in the blood that is released when a blood clot breaks up, bone pain, fever, chills and flu-like symptoms. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug.

Results of Operations

Three and Nine Months Ended September 30, 2015 and September 30, 2014

Research and development expenses

The table below summarizes the most significant components of our research and development expenses (in thousands):

			Change				Change
	Three months ended September 30,		2015 versus 2014		Nine months ended September 30,		2015 versus 2014
	2015	2014	Amount	%	2015	2014	Amount	%
External services	$1,529	$1,477	$52	4%	$3,614	$4,183	$(569)	-14%
Employee compensation and related	756	328	428	130%	1,747	843	904	107%
Employee Stock-based compensation	78	50	28	56%	336	158	178	113%
Other	94	385	(291)	-76%	410	614	(204)	-33%

Total research and development	$2,457	$2,240	$217	10%	$6,107	$5,798	$309	5%

For both the three and nine month periods ended September 30, 2015 compared to the same periods in 2014, total research and development expenses increased primarily due to higher employee-related costs resulting from additional personnel and higher external costs related to our ongoing clinical programs. These increases were partially offset by lower drug manufacturing expenses.

The increase in external services expense for the three month period ended September 30, 2015 compared to the same period in 2014 is primarily due to external costs related to the initiation of our OXi4503 AML Phase 1/2 clinical trial. The decrease in external services for the nine month period ending September 30, 2015 compared to the same period in 2014 is primarily due to our manufacturing less CA4P drug product in 2015 offset by the increase in external costs related to our CA4P NET Phase 2 and OXi4503 AML Phase 1/2 trials. Because we are in development and the timing and need for manufacturing runs is variable, the costs of manufacturing can vary significantly from period to period.

The increase in employee compensation and related expenses for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014 is primarily due to the employment of additional research and development personnel to support our clinical programs. For the same reason, employee stock-based compensation increased in the 2015 periods compared to the 2014 periods.

The decrease in other expenses for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014 is primarily due to lower licensing fees paid for rights to our product candidates.

Because we are planning to conduct additional clinical development of our investigational drugs, we expect research and development expenses to increase in the year ending December 31, 2015 as compared to the year ended December 31, 2014.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses (in thousands):

			Change				Change
	Three months ended September 30,		2015 versus 2014		Nine months ended September 30,		2015 versus 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Employee compensation and related	$485	$383	$102	27%	$1,427	$1,619	$(192)	-12%
Employee Stock-based compensation	23	29	(6)	-21%	112	85	27	32%
Consulting and professional services	472	621	(149)	-24%	1,591	1,958	(367)	-19%
Other	162	180	(18)	-10%	467	545	(78)	-14%

Total general and administrative	$1,142	$1,213	$(71)	-6%	$3,597	$4,207	$(610)	-14%

For the three month period ended September 30, 2015 compared to the same period in 2014, total general and administrative expenses decreased primarily due to lower consulting and professional services. For the nine month period ended September 30, 2015 compared to the same period in 2014, total general and administrative expenses decreased primarily due to lower employee severance costs in 2015 following reductions in headcount which occurred in early 2014 and lower consulting and professional services.

For the three month period ending September 30, 2015, employee compensation and related expenses increased compared to the same period in 2014 due to additional hires. For the nine month period ending September 30, 2015, lower employee severance costs were partially offset by higher compensation costs related to additional hires.

Changes in employee stock-based compensation were not significant between the periods presented.

Consulting and professional services expenses decreased for the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014 primarily due to reduced marketing research and legal costs.

Although general and administrative expenses have decreased in the three and nine month periods ended September 30, 2015, when compared to the same periods in 2014, we do not expect such decreases to continue for the balance of 2015, and general and administrative expenses may increase in the year ending December 31, 2015 as compared to the year ended December 31, 2014.

Other Income and Expenses

Investment income primarily reflects interest income earned on our operating cash accounts and other income (expense) primarily reflects foreign currency exchange gains and losses. These items were not significant.

LIQUIDITY AND CAPITAL RESOURCES

We are developing two investigational drugs, both VDAs, for the treatment of cancer and currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity and at one point through a strategic development arrangement which concluded in 2009. We have experienced net losses in each year since our inception, and negative cash flow from operations in every year except one. As of September 30, 2015, we had an accumulated deficit of over $260 million and cash of approximately $30.3 million, which we expect to be sufficient to fund our operations for at least the next twelve months. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop our candidate drugs for the treatment of cancer.

We expect to incur significant additional costs over at least the next several years as a result of our plans to develop and commercialize CA4P for the treatment of ovarian cancer, glioblastoma multiforme and neuroendocrine tumors, and OXi4503 for the treatment of AML. We anticipate that this development will include continuing our current clinical trials as well as new clinical trials and additional research and development expenditures.

We expect to require additional capital in order to initiate, pursue and complete all planned clinical trials and development of CA4P and OXi4503. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be further impaired if we are unable to comply with the listing standards of The NASDAQ Capital Market and our stock trades elsewhere.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2015 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, are all still relevant. We are also including the additional risk factor below.

We may not meet the continued listing standards of The NASDAQ Capital Market, which requires a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on the NASDAQ Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. Our stock has recently traded below $1.00 per share, including closing bid prices below $1.00 per share. If our stock price closes with a bid price below $1.00 per share for 30 consecutive trading days, we expect to receive a notice from NASDAQ providing us with 180 calendar days to regain compliance with the rule. After this 180 day period is up, if we still do not comply with the minimum $1.00 bid price we may be eligible for an additional 180 day period to regain compliance. However, if we fail to comply with the minimum stock price of $1.00 per share or any other continued listing standards of NASDAQ, our common stock may be delisted. If that were to occur, our stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Also, if we seek to implement a reverse stock split in order to remain listed on The NASDAQ Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Form	Filing Date

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002	Δ	Δ

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002	Δ	Δ

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	y	y

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Comprehensive Loss for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements	Δ	Δ

Δ	Filed herewith.
y	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: November 12, 2015	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)