Form 10-Q
period 2016-03-31
OXIGENE INC
filed 2016-05-06
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

OXiGENE, INC.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms and other words and terms of similar meaning.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to maintain the listing of our common stock on The NASDAQ Capital Market; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our product candidates and any future products we may develop; the clinical development of and the process of commercializing CA4P (combretastatin A4 phosphate or fosbretabulin) and OXi4503, the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; the performance of third parties; our ability to obtain and maintain intellectual property protection for our product candidates and any future products we may develop and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our product candidates and any future products we may develop and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing; the volatility of the price of our common stock; the dilutive effects of potential future equity issuances; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the SEC) on March 25, 2016 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXiGENE, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,276	$27,285
Short-term investments	12,610	—
Prepaid expenses and other current assets	1,297	105

Total current assets	24,183	27,390

Property and equipment, net	25	30
Other assets	33	33

Total assets	$24,241	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475	$287
Accrued compensation and employee benefits	459	636
Accrued clinical trial expenses	757	918
Other accrued liabilities	333	262

Total current liabilities	2,024	2,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	290,086	289,894
Accumulated deficit	(268,134)	(264,809)

Total stockholders’ equity	22,217	25,350

Total liabilities and stockholders’ equity	$24,241	$27,453

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2016	2015

Operating expenses:
Research and development	$1,980	$1,669
General and administrative	1,372	1,108

Total operating expenses	3,352	2,777

Loss from operations	(3,352)	(2,777)

Interest income	28	3
Other income (expense), net	(1)	2

Net loss and comprehensive loss	$(3,325)	$(2,772)

Basic and diluted net loss per share attributable to common stock	$(0.13)	$(0.13)

Weighted-average number of common shares outstanding	26,545	21,095

See accompanying notes.

OXiGENE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,325)	$(2,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	5
Stock-based compensation	192	88
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,192)	(434)
Accounts payable and accrued expenses	(79)	(390)

Net cash used in operating activities	(4,399)	(3,503)

Investing activities:
Purchase of short-term investments	(12,610)	—

Net cash used in investing activities	(12,610)	—

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,207

Net cash provided by financing activities	—	9,207

(Decrease) increase in cash and cash equivalents	(17,009)	5,704

Cash and cash equivalents at beginning of period	27,285	30,031

Cash and cash equivalents at end of period	$10,276	$35,735

See accompanying notes.

OXiGENE, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

OXiGENE, Inc. (“OXiGENE” or the “Company”) is incorporated in the state of Delaware and is a clinical-stage biopharmaceutical company seeking to realize the full potential of vascular targeted therapy in oncology. Vascular targeted therapy includes vascular disrupting agents (VDAs), such as the investigational drugs that OXiGENE is developing, and anti-angiogenic agents (AAs), a number of which are approved and widely used in oncology indications. OXiGENE’s VDAs selectively obstruct a tumor’s blood supply without obstructing the blood supply to normal tissues, and treatment with OXiGENE’s VDAs has been shown to lead to significant central tumor necrosis. The Company believes that the treatment of cancer would be significantly improved if VDAs and AAs were used together, due to their complementary mechanisms of action. In combination, the VDA would occlude the blood vessels in the interior of a tumor while the AA would prevent the formation of new tumor blood vessels. The Company has two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2015.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are stated at fair value.

Short-term Investments

All marketable securities have been classified as “available for sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio to be available for use in current operations. Accordingly, the Company classifies certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method.

2.	Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value

Cash	$2,869	$—	$—	$2,869
Money market funds	5,598	—	—	5,598
U.S. government treasury bills	2,406	—	—	2,406
Corporate bonds and commercial paper	10,811	—	—	10,811
Asset backed securities	1,202	—	—	1,202

	$22,886	$—	$—	$22,886

Reported as:
Cash and cash equivalents				$10,276
Short-term investments				12,610

Total cash, cash equivalents and short-term investments				$22,886

As of March 31, 2016, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than one year and the Company has the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

3.	Fair Value Measurements

Fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide reasonably accurate pricing information on an ongoing basis.

Level 2—Inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The Company utilizes third party pricing services in developing fair value measurements where fair value is based on observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. The Company uses quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by third party pricing service providers.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total

Money market funds	$5,598	$—	$—	$5,598
U.S. government treasury bills	—	2,406	—	2,406
Corporate bonds and commercial paper	—	10,811	—	10,811
Asset backed securities	—	1,202	—	1,202

Total	$5,598	$14,419	$—	$20,017

4.	Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

Expiration Date	Exercise Price	March 31, 2016	December 31, 2015
		(in thousands)
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/18/19	$2.75	1,872	1,872
02/11/19	$2.56	293	293
08/28/19	$2.90	2,700	2,700
06/14/17	$3.70	216	216
03/25/20	$1.71	2,920	2,920
03/20/20	$2.13	234	234

Total Warrants Outstanding		9,842	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)

Balance at December 31, 2015	2,695	2,031	$2.01	8.44

Options granted	(1,942)	1,942	$0.73
Options forfeited	112	(112)	$3.32

Balance at March 31, 2016	865	3,861	$1.59	8.98	$129

Vested and exercisable at March 31, 2016		486	$3.11	7.41	$—

Vested and expected to vest at March 31, 2016		2,614	$1.49	8.71	$73

Unvested at March 31, 2016		3,375	$1.37

As of March 31, 2016, there was approximately $1.4 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 3 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Three months ended March 31,
	2016	2015

Risk-free interest rate	1.53%	1.47%
Expected life (years)	6.19	4.00
Expected volatility	88.99%	94.50%
Dividend yield	0%	0%

5.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 3,861,000 stock options and 9,842,000 warrants at March 31, 2016 and 689,000 stock options and 10,599,000 warrants at March 31, 2015, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2015, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company seeking to realize the full potential of vascular targeted therapy in oncology. Vascular targeted therapy includes vascular disrupting agents, or VDAs, such as the investigational drugs that we are developing, and anti-angiogenic agents, or AAs, a number of which are approved and widely used in oncology indications. Our VDAs selectively obstruct a tumor’s blood supply without obstructing the blood supply to normal tissues, and treatment with our VDAs has been shown to lead to significant central tumor necrosis. We believe that the treatment of cancer would be significantly improved if VDAs and AAs were used together, due to their complementary mechanisms of action. In combination, the VDA would occlude the blood vessels in the interior of a tumor while the AA would prevent the formation of new tumor blood vessels. We have two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503.

CA4P

Our lead investigational drug, CA4P, is a reversible tubulin binding agent that selectively targets endothelial cells that make up the blood vessel walls in most solid cancer tumors, causing the endothelial cells to swell and thus obstruct the flow of blood to the tumor, which starves the tumor of vital nutrients including oxygen. This deprivation, also known as tumor hypoxia, results in rapid downstream tumor cell death.

Our primary focus for 2016 is the development of CA4P for platinum-resistant ovarian cancer. Approximately 22,000 women in the U.S. are diagnosed with ovarian cancer each year. More than 60% of women diagnosed with ovarian cancer are in stage III or IV at the time of their diagnosis, making ovarian cancer difficult to treat and often fatal, with a five-year survival rate of approximately 45% — a rate which is largely unchanged since the 1990s. Overall, approximately 80% of patients diagnosed with ovarian cancer will relapse after first-line platinum-based and taxane-based chemotherapy. One quarter of those who relapse after initial treatment, or more than 4,300 women, will have platinum-resistant cancer, the most difficult-to-treat form of the disease. Additionally, a majority of patients who are not initially platinum-resistant and who may achieve a full remission following first-line therapy will also develop recurrent disease. There are relatively few cancer therapies that have been approved for the treatment of ovarian cancer, including platinum-resistant ovarian cancer, and new treatments are needed. We have been granted orphan drug designation in both the U.S. and the European Union for the use of CA4P in the treatment of ovarian cancer and have received Fast Track designation in the U.S. for use in the treatment of platinum-resistant ovarian cancer.

CA4P in Combination with Bevacizumab – Completed Phase 2 Clinical Trial with Positive Results

Genentech’s bevacizumab (Avastin®) is an anti-vascular endothelial growth factor, or VEGF, monoclonal antibody which has been approved for the treatment of ovarian cancer in the United States and elsewhere. The GOG-0186I clinical trial was conducted by Gynecologic Oncology Group (GOG), part of NRG Oncology, under the sponsorship of the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI), and was a randomized, two-arm phase 2 clinical trial evaluating CA4P plus bevacizumab compared to bevacizumab alone in patients with recurrent ovarian cancer.

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

Additional secondary endpoints in the clinical trial included safety and overall survival (OS). All adverse events in the clinical trial were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with CA4P, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (18 cases for the combination compared to 10 cases for bevacizumab alone). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with anti-hypertensive treatments, as specified in the clinical trial protocol.

Patients continue to be followed for OS. A preliminary analysis after 33 events did not demonstrate a statistically significant difference in OS between the clinical trial arms; however, these OS data were not sufficiently mature to yield any meaningful conclusions. Further analyses of this secondary endpoint will be conducted as the data matures.

CA4P in Combination with Bevacizumab and Physician’s Choice Chemotherapy – Phase 2/3 Clinical Trial Planned

Based on the positive overall results from the GOG-0186I clinical trial in recurrent ovarian cancer and also the statistically significant results among the subgroup of platinum-resistant patients, we plan to initiate the FOCUS Study, a phase 2/3 clinical trial of CA4P seeking to demonstrate whether CA4P improves the current standard of care for platinum-resistant ovarian cancer. The current standard of care for platinum-resistant ovarian cancer is treatment with bevacizumab and chemotherapy. The clinical trial is designed with two stages – in the first stage, we plan to enroll up to 80 patients and conduct regular interim analyses in order to verify efficacy and confirm powering assumptions for the second stage. In the second stage, we plan to enroll up to 356 additional patients and do not plan to conduct any interim analyses. The primary endpoint of our phase 2/3 clinical trial will be PFS, and we will also evaluate objective response rate, OS and other parameters. If results from the second stage of the clinical study meet the primary endpoint, we intend to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA. We expect to begin enrolling patients into this clinical trial during the second quarter of 2016.

CA4P in Combination with Pazopanib – Ongoing Phase 1b Clinical Trial moving into Phase 2

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

The trial design consists of a phase 1b dose escalation portion with the combination of pazopanib and CA4P, which has been completed, and then a randomized phase 2 portion comparing pazopanib alone versus pazopanib plus CA4P in patients with relapsed ovarian cancer. The clinical trial is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is PFS, and secondary endpoints include safety, OS, objective response rate, and CA125 response rate. The phase 2 portion is expected to begin enrolling patients in the second quarter of 2016.

OXi4503 Development Program

In addition to pursuing development of CA4P, we are also pursuing the development of a second product candidate, OXi4503, a novel, dual-mechanism VDA, which has not only been shown to reduce tumor blood flow but which also forms a potentially anti-proliferative metabolite. We believe that this dual mechanism of OXi4503 may result in enhanced anti-tumor activity in certain tumor types. Based on preclinical data, we believe that OXi4503 may be particularly active in hepatocellular carcinoma, melanoma, and leukemias of the myeloid lineage, all of which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a metabolite that directly kills tumor cells. Similar to CA4P, OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and AML, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other anti-proliferative agents.

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

Results of Operations

Three Months Ended March 31, 2016 and March 31, 2015

Research and development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

	Three months ended March 31,		Change
	2016	2015	Amount	%

Clinical studies	$817	$632	$185	29%
Drug manufacturing	54	149	(95)	-64%
Consulting and professional services	229	228	1	0%
Employee compensation and related	709	448	261	58%
Employee stock-based compensation	88	53	35	66%
Other	83	159	(76)	-48%

Total research and development	$1,980	$1,669	$311	19%

        The increase in research and development expenses for the three month period ended March 31, 2016 compared to the same period in 2015 is primarily due to additional clinical trial activity for CA4P, our lead investigational drug currently being studied in ovarian cancer and neuroendocrine tumors, and OXi4503, currently being studied in AML. The increased clinical trial activity increased expenses recorded for clinical studies and also increased employee compensation due to our hiring of additional personnel to support the clinical programs. Clinical expenses include costs incurred by contract research organizations who conduct clinical trials on our behalf, patient and clinical site costs, laboratory costs and other services directly related to clinical trials.

Drug manufacturing expenses decreased for the three month period ended March 31, 2016 compared to the same period in 2015 as we have previously completed manufacturing activities related to our CA4P drug supply requirements for 2016. Timing of drug manufacturing costs is variable and is impacted by the timing of when drug product is needed for clinical trials, product expiration or re-test requirements, potential regulatory filings and scheduling of production batches based on the drug manufacturer’s generally long lead time requirements.

Other expenses include facility related expenses and licensing fees which decreased for the three month period ended March 31, 2016 compared to the same period in 2015 due to lower licensing fees paid for rights to our drug product candidates.

We expect research and development expenses to increase in 2016 as compared to 2015 due to additional clinical trial activity and the employees required to support the additional clinical work.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and provides the amount and percentage changes in these components:

	Three months ended March 31,		Change
	2016	2015	Amount	%

Employee compensation and related	$588	$403	$185	46%
Stock-based compensation	104	35	69	197%
Consulting and professional services	577	516	61	12%
Other	103	154	(51)	-33%

Total general and administrative	$1,372	$1,108	$264	24%

General and administrative expenses increased for the first quarter of 2016 compared to the first quarter of 2015 due to higher employee compensation expenses as a result of several positions converting from part time to full time for the 2016 period, as well as higher temporary housing costs associated with employee relocations and increased travel. Stock-based compensation expense also increased for the three month period ended March 31, 2016 compared to the same period in 2015 due to expense for stock options granted during the second quarter of 2015.

Consulting and professional services expenses for the three month period ended March 31, 2016 as compared to the same period in 2015 increased primarily due to market research costs, partially offset by reduced legal and other professional expenses.

Other expenses, which include facility related expenses and insurance expenses, decreased for the three month period ended March 31, 2016 compared to the same period in 2015 due to lower fees paid in several different areas, none of which were individually significant.

We expect general and administrative expenses for 2016 to continue at increased levels compared to 2015 in order to support our planned increase in research and development activities as well as additional business development and investor relations efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our business is developing drugs for the treatment of cancer and we currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity and at one point through a strategic development arrangement which concluded in 2009. We have experienced net losses in each year since our inception, and negative cash flow from operations in nearly every year also. As of March 31, 2016, we had an accumulated deficit of over $268 million, including a net loss of approximately $3.3 million for the first three months of 2016 and approximately $13.7 million for the year ended December 31, 2015. At March 31, 2016, we had cash, cash equivalents and short-term investments of approximately $22.9 million, which we expect to be sufficient to fund our operations into the third quarter of 2017. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop our candidate drugs for the treatment of cancer.

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

We have filed a shelf registration statement on Form S-3 with the SEC, covering the sale from time to time of shares of our common stock and other securities, which may provide us the opportunity to raise funds when we consider it necessary or appropriate, at prices and on terms to be determined at the time of any such offering. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be further impaired if we are unable to comply with the listing standards of The NASDAQ Capital Market.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2016 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101	The following materials from OXiGENE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXiGENE, INC. (Registrant)

Date: May 6, 2016	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)