Form 10-Q
period 2016-06-30
MATEON THERAPEUTICS INC
filed 2016-08-02
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-21990

Mateon Therapeutics, Inc.

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

As of July 29, 2016, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,939	$27,285
Short-term investments	11,402	—
Prepaid expenses and other current assets	1,035	105

Total current assets	20,376	27,390

Property and equipment, net	19	30
Other assets	33	33

Total assets	$20,428	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$287
Accrued compensation and employee benefits	474	636
Accrued clinical trial expenses	236	918
Other accrued liabilities	406	262

Total current liabilities	1,617	2,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	290,321	289,894
Accumulated deficit	(271,775)	(264,809)

Total stockholders’ equity	18,811	25,350

Total liabilities and stockholders’ equity	$20,428	$27,453

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$2,374	$1,981	$4,354	$3,650
General and administrative	1,296	1,347	2,668	2,455

Total operating expenses	3,670	3,328	7,022	6,105

Loss from operations	(3,670)	(3,328)	(7,022)	(6,105)

Interest income	29	5	57	8
Other income (expense), net	—	(1)	(1)	1

Net loss and comprehensive loss	$(3,641)	$(3,324)	$(6,966)	$(6,096)

Basic and diluted net loss per share attributable to common stock	$(0.14)	$(0.13)	$(0.26)	$(0.26)

Weighted-average number of common shares outstanding	26,545	26,545	26,545	23,835

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(6,966)	$(6,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	10
Stock-based compensation	427	370
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(930)	(149)
Accounts payable and accrued expenses	(486)	(253)

Net cash used in operating activities	(7,944)	(6,118)

Investing activities:
Purchase of short-term investments	(15,604)	—
Sale of short-term investments	4,202	—
Purchase of property and equipment	—	(15)

Net cash used in investing activities	(11,402)	(15)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,195

Net cash provided by financing activities	—	9,195

(Decrease) increase in cash and cash equivalents	(19,346)	3,062

Cash and cash equivalents at beginning of period	27,285	30,031

Cash and cash equivalents at end of period	$7,939	$33,093

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

June 30, 2016

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company seeking to realize the full potential of vascular targeted therapy in oncology. Vascular targeted therapy includes vascular disrupting agents (VDAs), such as the investigational drugs that Mateon is developing, and anti-angiogenic agents (AAs), a number of which are approved and widely used in oncology indications. Mateon’s VDAs selectively obstruct a tumor’s blood supply without obstructing the blood supply to normal tissues, and treatment with Mateon’s VDAs has been shown to lead to significant central tumor necrosis. The Company believes that the treatment of cancer would be significantly improved if VDAs and AAs were used together, due to their complementary mechanisms of action. In combination, the VDA would occlude the blood vessels in the interior of a tumor while the AA would prevent the formation of new tumor blood vessels. The Company has two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503. The Company was originally incorporated under the name OXiGENE, Inc. in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware. Effective June 17, 2016, the Company amended its Certificate of Incorporation to change its name to Mateon Therapeutics, Inc. and, in connection with the name change, on June 20, 2016, the trading symbol for the Company’s common stock changed from “OXGN” to “MATN”.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” This ASU requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

2.	Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$2,313	$—	$—	$2,313
Money market funds	5,626	—	—	5,626
U.S. government treasury bills	2,407	—	—	2,407
Corporate bonds and commercial paper	8,995	—	—	8,995

	$19,341	$—	$—	$19,341

Reported as:
Cash and cash equivalents				$7,939
Short-term investments				11,402

Total cash, cash equivalents and short-term investments				$19,341

As of June 30, 2016, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than one year and the Company has the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$5,626	$—	$—	$5,626
U.S. government treasury bills	—	2,407	—	2,407
Corporate bonds and commercial paper	—	8,995	—	8,995

Total	$5,626	$11,402	$—	$17,028

4.	Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise Price	June 30, 2016	December 31, 2015
Expiration Date		(in thousands)
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/18/19	$2.75	1,872	1,872
02/11/19	$2.56	293	293
08/28/19	$2.90	2,700	2,700
06/14/17	$3.70	216	216
03/25/20	$1.71	2,920	2,920
03/20/20	$2.13	234	234

Total Warrants Outstanding		9,842	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2015	2,695	2,031	$2.01	8.44
Options granted	(2,223)	2,223	$0.72
Options forfeited	115	(115)	$3.27

Balance at June 30, 2016	587	4,139	$1.53	8.55	$14

Vested and exercisable at June 30, 2016		864	$2.40	6.79	$—

Vested and expected to vest at June 30, 2016		2,973	$1.41	8.30	$11

Unvested at June 30, 2016		3,275	$1.30

As of June 30, 2016, there was approximately $1.4 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Six months ended June 30,
	2016	2015
Risk-free interest rate	1.5%	1.7%
Expected life (years)	6.0	6.0
Expected volatility	89%	92%
Dividend yield	0%	0%

5.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,139,000 stock options and 9,842,000 warrants at June 30, 2016 and 1,905,000 stock options and 9,842,000 warrants at June 30, 2015, were excluded from the calculation of weighted average shares for diluted net loss per share.

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

Recent Developments

On June 17, 2016, we changed our name from OXiGENE, Inc. to Mateon Therapeutics, Inc. OXiGENE was named for our original founding technology of oxygen-mediated radiosensitizers. The new company name is derived from our location in San Mateo County, the birthplace of biotechnology.

On June 20, 2016, we announced new analyses from the GOG-0186I Study in recurrent ovarian cancer. This study compared the combination of CA4P and bevacizumab (CA4P-treated patients) to bevacizumab (control patients). Key new analyses, with an updated dataset as of November 2015, included median overall survival (OS), in the intent-to-treat (ITT) population of 3.2 months longer for the CA4P-treated patients compared to the control patients (25.2 vs. 22.0 months, respectively; HR=0.83, not statistically significant). The GOG-0186I Study included 81 patients (75.7% of study patients) with recurrent ovarian cancer that was deemed “measurable”, a pre-specified covariate defined by RECIST criteria, and 26 patients (24.3%) with tumors deemed “non-measurable.” Measurable disease is generally defined as primary tumor sizes greater than 1 cm in diameter, while non-measurable tumors are generally identified and monitored by increased serum CA-125 antigen levels, ascites, or other clinical signs of disease. Patients with measurable disease treated with CA4P had a 5.6 month improvement in median OS (26.8 vs. 21.2 months; 22% reduction in the risk of death; HR=0.78, not statistically significant), and a 3.7 month improvement in progression free survival, or PFS (9.8 vs. 6.1 months; HR=0.60, p=0.027), compared to control patients with measurable disease.

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

    CA4P in Combination with Bevacizumab – Completed Phase 2 Clinical Trial with Positive Results

Genentech’s bevacizumab (Avastin®) is an anti-vascular endothelial growth factor, or VEGF, monoclonal antibody which has been approved for the treatment of ovarian cancer in the United States and elsewhere. The approval of bevacizumab in the United States in combination with chemotherapy (paclitaxel, pegylated liposomal doxorubicin, or topotecan) for the treatment of women with platinum-resistant ovarian cancer was based in part upon results from the phase 3 AURELIA trial, which had a primary endpoint of PFS. Bevacizumab is also currently approved in the EU in combination with different chemotherapy regimens for platinum-resistant and platinum-sensitive ovarian cancer. These EU approvals were also based primarily upon PFS.

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

Follow-up data on OS was collected by the GOG through November 2015. Among all patients enrolled in the study (Intent-to-Treat group, or ITT), the median overall survival was 3.2 months longer for the CA4P and bevacizumab treated group than for the bevacizumab only treated group (25.2 months vs. 22.0 months, respectively; HR=0.83, not statistically significant).

The GOG-0186I clinical trial included 81 patients (75.7% of study patients) with recurrent ovarian cancer that was deemed “measurable”, a pre-specified covariate defined by RECIST criteria, and 26 patients (24.3%) deemed “non-measurable.” Measurable disease is generally defined as primary tumor sizes greater than 1 cm in diameter, while non-measurable tumors are generally identified and monitored by increased serum CA-125 antigen levels, ascites, or other clinical signs of disease.

Patients with measurable disease treated with CA4P had a 5.6 month improvement in median OS (26.8 vs. 21.2 months; 22% reduction in the risk of death; HR=0.78, not statistically significant), and a 3.7 month improvement in progression free survival (PFS) (9.8 vs. 6.1 months; HR=0.60, p=0.027) compared to control patients with measurable disease.

Additional analyses were conducted on patients with measurable disease whose tumors were larger than the median baseline tumor size (tumor size ≥5.7 cm; n=41). CA4P-treated patients with these tumor sizes experienced a 48% reduction in the risk of death (HR=0.52; p=0.095) and a 6.2 month improvement in median PFS (10.5 vs. 4.3 months; HR=0.55, p=0.071) compared to control patients.

    CA4P in Combination with Bevacizumab and Physician’s Choice Chemotherapy – Current Phase 2/3 Clinical Trial

Based on the positive overall results from the GOG-0186I clinical trial in recurrent ovarian cancer and also the statistically significant results among the subgroup of platinum-resistant patients, we have initiated the FOCUS Study, a phase 2/3 clinical trial of CA4P seeking to demonstrate whether CA4P improves the current standard of care for platinum-resistant ovarian cancer. The current standard of care for platinum-resistant ovarian cancer is treatment with bevacizumab and chemotherapy. The clinical trial is designed with two stages – in the first stage we plan to enroll up to 80 patients and conduct regular interim analyses in order to verify efficacy and confirm powering assumptions for the second stage. In the second stage, we plan to enroll up to 356 additional patients and do not plan to conduct any interim analyses. The primary endpoint of our phase 2/3 clinical trial will be PFS, and we will also evaluate objective response rate, OS and other parameters. If results from the second stage of the clinical study meet the primary endpoint, we intend to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA. We began enrolling patients into this clinical trial in June 2016.

    CA4P in Combination with Pazopanib – Current Phase 2 Clinical Trial

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

The trial design consists of a phase 1b dose escalation portion with the combination of pazopanib and CA4P, which has been completed, and then a randomized phase 2 portion comparing pazopanib alone versus pazopanib plus CA4P in patients with relapsed ovarian cancer. The clinical trial is expected to enroll approximately 128 patients at sites in the U.K. The primary endpoint of the trial is PFS, and secondary endpoints include safety, OS, objective response rate, and CA125 response rate. The phase 2 portion began enrolling patients in July 2016.

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

We are currently developing OXi4503 for Acute Myelogenous Leukemia, or AML, which is a relatively rare cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the United States, accounting for approximately 1.2% of cancer deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. We have been granted orphan drug designation in the United States and European Union for the use of OXi4503 for the treatment of AML.

Prior to October 2015, OXi4503 had been in development in an investigator-sponsored phase 1 clinical trial of patients with AML or MDS, a disorder of the normal blood formation process. In October 2015, the investigator-sponsored clinical trial was closed, and we brought the clinical trial under our direct management and expanded the number of sites to four, with the goal of enrolling patients faster than had occurred at the single site. In December 2015, we moved this clinical trial into its second stage, whereby OXi4503 is being used in combination with cytarabine, an FDA-approved drug for the treatment of AML

Data from the investigator-sponsored trial was presented at the December 2013 annual meeting of the American Society of Hematology, or ASH, in New Orleans, Louisiana. Among the first 13 patients treated at the two lowest dose levels, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer (a substance in the blood that is released when a blood clot breaks up), bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appears to be reasonably well-tolerated based on these results to date in patients with relapsed and refractory AML and MDS. Biological activity associated with OXi4503 includes temporary increases in D-dimer which may be related to anti-leukemic activity of the drug.

Results of Operations

Three and Six Months Ended June 30, 2016 and June 30, 2015

Research and development expenses

Research and development expenses increased for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 due primarily to our initiation of the FOCUS Study, a phase 2/3 clinical trial evaluating whether our lead drug candidate, CA4P, improves upon the standard of care for women with platinum-resistant ovarian cancer. The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
Clinical studies	$1,306	$666	$640	96%	$2,124	$1,298	$826	64%
Employee compensation and related	633	551	82	15%	1,342	999	343	34%
Employee stock-based compensation	100	205	(105)	-51%	188	258	(70)	-27%
Drug manufacturing	110	89	21	24%	163	238	(75)	-32%
Consulting and professional services	162	320	(158)	-49%	391	548	(157)	-29%
Other	63	150	(87)	-58%	146	309	(163)	-53%

Total research and development	$2,374	$1,981	$393	20%	$4,354	$3,650	$704	19%

The increase in research and development expenses for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 is primarily due to additional clinical trial activity for our investigational drugs, which is included in “Clinical studies,” above. Clinical study expenses include costs incurred by contract research organizations who conduct clinical trials on our behalf, patient and clinical site costs, laboratory costs and other services directly related to clinical trials. In 2016, we initiated a new clinical trial for CA4P, called FOCUS, in platinum-resistant ovarian cancer and completed patient visits for our phase 2 study in neuroendocrine tumors. During 2015, our only significant clinical work was related to the study in neuroendocrine tumors. OXi4503, our second investigational drug, is currently being studied in a phase 1b/2 clinical trial in AML, and we expanded this trial in late 2015, increasing costs for the 2016 periods compared to the 2015 periods. The increased clinical trial activity also caused our increase in employee compensation because we hired additional personnel to support the clinical programs. Partially offsetting this increase in employee compensation is a decrease in consulting and professional services, as the additional employees reduced our need for certain outside consulting services.

Drug manufacturing expenses decreased for the six month period ended June 30, 2016 and increased for the three month period ended June 30, 2016, compared to the same periods in 2015, due to timing of stability testing and process validation requirements. Timing of our drug manufacturing costs can be highly variable and is impacted by the timing of when drug product is needed for clinical trials, product expiration or re-test requirements, potential regulatory filings and scheduling of production batches based on the drug manufacturer’s generally long lead time requirements.

Other expenses include facility related expenses and licensing fees which decreased for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 due to lower licensing fees paid for rights to our drug product candidates.

We expect research and development expenses to increase for the balance of 2016 as compared to 2015 due to our planned additional clinical trial activity, primarily related to the FOCUS Study, and the employees required to support our additional clinical work.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and provides the amount and percentage changes in these components:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
Employee compensation and related	$511	$554	$(43)	-8%	$1,099	$957	$142	15%
Stock-based compensation	135	58	77	133%	239	90	149	166%
Consulting and professional services	509	598	(89)	-15%	1,086	1,117	(31)	-3%
Other	141	137	4	3%	244	291	(47)	-16%

Total general and administrative	$1,296	$1,347	$(51)	-4%	$2,668	$2,455	$213	9%

General and administrative expenses decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, but increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For the three-month periods, employee compensation and related expenses were lower in 2016 because of a severance payment made to a former employee in 2015 and our lower use of outside consultants and professional service providers. These lower areas of expenditure were partially offset by higher stock-based compensation costs related to option grants made in mid-2015 following stockholder approval of a new stock option plan.

For the six month period ended June 30, 2016, employee compensation and related costs increased as a result of several positions converting from part time to full time for the 2016 period, as well as higher temporary housing costs associated with employee relocations and increased travel, partially offset by severance recorded in 2015 due to the departure of a former employee. Stock-based compensation expense also increased for the six month period ended June 30, 2016 due to stock option grants made following stockholder approval of a new stock option plan in mid-2015. Consulting and professional services declined in 2016 compared to 2015 due to lower overall usage of outside consultants, partially offset by specific market research costs incurred during the first three months of 2016.

Other expenses, which include facility related expenses and insurance expenses, were similar for the three month periods ending on June 30, 2016 and 2015, and decreased for the six month period ending June 30, 2016 due to lower fees paid in several different areas, none of which were individually significant.

We expect general and administrative expenses for 2016 to continue at increased levels compared to 2015 in order to support our planned increase in research and development activities as well as additional business development and investor relations efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our business is developing drugs for the treatment of cancer and we currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity and at one point through a strategic development arrangement which concluded in 2009. We have experienced net losses in each year since our inception, and negative cash flow from operations in nearly every year also. As of June 30, 2016, we had an accumulated deficit of over $271 million, including a net loss of approximately $7.0 million for the first six months of 2016 and approximately $13.7 million for the year ended December 31, 2015. At June 30, 2016, we had cash, cash equivalents and short-term investments of approximately $19.3 million, which we expect to be sufficient to fund our operations into the third quarter of 2017. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop our candidate drugs for the treatment of cancer.

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

We currently do not comply with the NASDAQ requirement to have a minimum $1.00 per share closing bid price. At our annual meeting held on June 1, 2016, our stockholders did not approve a proposal authorizing a reverse split of our common stock. This reverse split could have rectified our noncompliance with the NASDAQ bid-price requirement. If our common stock is delisted by NASDAQ and accordingly no longer trades on a recognized national stock exchange, both the price of our common stock and our ability to raise additional capital are likely to be significantly and negatively impacted. NASDAQ has provided us with a grace period through November 28, 2016 to regain compliance with the minimum bid price requirement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2016 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Except as set forth below, there have been no other material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

We currently do not meet the continued listing standards of The NASDAQ Capital Market, which require a minimum closing bid price of $1.00 per share, and on June 1, 2016, our stockholders did not approve a reverse stock split which could have enabled us to regain compliance with these continued listing standards. Our failure to meet NASDAQ’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

Our common stock is listed on The NASDAQ Capital Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on The NASDAQ Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum closing bid price of $1.00 per share. Our stock has recently and consistently traded below $1.00 per share, including closing bid prices below $1.00 per share. On December 1, 2015, we received a deficiency letter from The NASDAQ Stock Market which provided us a grace period of 180 calendar days, or until May 31, 2016, to regain compliance with the minimum bid price requirement, which would require a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. We did not meet the minimum bid requirement prior to the expiration of the grace period on May 31, 2016. At our annual stockholders’ meeting held on June 1, 2016, our stockholders failed to approve a proposal authorizing our Board of Directors to consummate a reverse stock split of our common stock in the range of 1:5 and 1:10, and there can be no assurance that our stockholders will approve a proposal authorizing a reverse split of our common stock in the future. On June 1, 2016, we received notice that NASDAQ granted us an additional 180-day grace period (until November 28, 2016) to regain compliance with NASDAQ’s $1.00 per share minimum bid price requirement under Nasdaq Marketplace Listing Rule 5810(c)(3)(A). We may achieve compliance during this additional 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days before November 28, 2016. If we fail to regain compliance on or prior to November 28, 2016, our stock will be subject to delisting by NASDAQ. Additionally, if we fail to comply with any other continued listing standards of NASDAQ, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly negatively affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek again to implement a reverse stock split in order to remain listed on The NASDAQ Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	6/17/2016	3.1

3.2	Amended and Restated By-laws.	8-K	6/17/2016	3.2

4.1	Specimen Common Stock Certificate.				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: August 2, 2016	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)