Form 10-Q
period 2016-09-30
MATEON THERAPEUTICS INC
filed 2016-11-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,167	$27,285
Short-term investments	11,113	—
Prepaid expenses and other current assets	934	105

Total current assets	17,214	27,390
Property and equipment, net	14	30
Other assets	33	33

Total assets	$17,261	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532	$287
Accrued compensation and employee benefits	497	636
Accrued clinical trial expenses	46	918
Other accrued liabilities	410	262

Total current liabilities	1,485	2,103

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	290,521	289,894
Accumulated deficit	(275,010)	(264,809)

Total stockholders’ equity	15,776	25,350

Total liabilities and stockholders’ equity	$17,261	$27,453

See accompanying notes .

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$2,075	$2,457	$6,429	$6,107
General and administrative	1,187	1,142	3,855	3,597

Total operating expenses	3,262	3,599	10,284	9,704

Loss from operations	(3,262)	(3,599)	(10,284)	(9,704)
Interest income	26	7	84	15
Other income (expense), net	—	—	(1)	1

Net loss and comprehensive loss	$(3,236)	$(3,592)	$(10,201)	$(9,688)

Basic and diluted net loss per share attributable to common stock	$(0.12)	$(0.14)	$(0.38)	$(0.39)

Weighted-average number of common shares outstanding	26,545	26,545	26,545	24,748

See accompanying notes .

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(10,201)	$(9,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	15
Stock-based compensation	627	527
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(829)	(94)
Accounts payable and accrued expenses	(618)	279

Net cash used in operating activities	(11,005)	(8,961)

Investing activities:
Purchase of short-term investments	(18,915)	—
Sale of short-term investments	7,802	—
Purchase of property and equipment	—	(14)

Net cash used in investing activities	(11,113)	(14)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,195

Net cash provided by financing activities	—	9,195

(Decrease) increase in cash and cash equivalents	(22,118)	220
Cash and cash equivalents at beginning of period	27,285	30,031

Cash and cash equivalents at end of period	$5,167	$30,251

See accompanying notes .

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

September 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

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

Recent Accounting Pronouncements

    In August 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and expands footnote disclosures related to going concern matters. This ASU will be effective for the Company’s 2016 year-end financial statements and management plans to include ASU No. 2014-15 disclosures to the extent that they are applicable.

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

2.	Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$1,326	$—	$—	$1,326
Money market funds	3,341	—	—	3,341
U.S. government treasury bills	3,606	—	—	3,606
Corporate bonds and commercial paper	8,007	—	—	8,007

	$16,280	$—	$—	$16,280

Reported as:
Cash and cash equivalents				$5,167
Short-term investments				11,113

Total cash, cash equivalents and short-term investments				$16,280

As of September 30, 2016, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than one year, and the Company has the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$3,341	$—	$—	$3,341
U.S. government treasury bills	—	3,606	—	3,606
Corporate bonds and commercial paper	—	8,007	—	8,007

Total	$3,341	$11,613	$—	$14,954

4.	Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise	September 30, 2016	December 31, 2015
Expiration Date	Price	(in thousands)
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/18/19	$2.75	1,872	1,872
02/11/19	$2.56	293	293
08/28/19	$2.90	2,700	2,700
06/14/17	$3.70	216	216
03/25/20	$1.71	2,920	2,920
03/20/20	$2.13	234	234

Total Warrants Outstanding		9,842	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2015	2,695	2,031	$2.01	8.44
Options granted	(2,238)	2,238	$0.72
Options forfeited	220	(220)	$2.14

Balance at September 30, 2016	677	4,049	$1.54	8.36	$—

Vested and exercisable at September 30, 2016		1,043	$2.26	6.87	$—
Vested and expected to vest at September 30, 2016		3,048	$1.40	8.15	$—
Unvested at September 30, 2016		3,006	$1.29

As of September 30, 2016, there was approximately $1.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Nine months ended September 30,
	2016	2015
Risk-free interest rate	1.5%	1.7%
Expected life (years)	6.0	6.0
Expected volatility	89%	92%
Dividend yield	0%	0%

5.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,049,000 stock options and 9,842,000 warrants at September 30, 2016 and 2,192,000 stock options and 9,842,000 warrants at September 30, 2015, were excluded from the calculation of weighted average shares for diluted net loss per share.

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

Overview

We are a biopharmaceutical company seeking to realize the full potential of vascular targeted therapy in oncology. Vascular targeted therapy includes vascular disrupting agents, or VDAs, such as the investigational drugs that we are developing, and anti-angiogenic agents, or AAs, a number of which are approved and widely used in oncology indications. Our VDAs selectively obstruct a tumor’s blood supply without obstructing the blood supply to normal tissues, and treatment with our VDAs has been shown to lead to significant central tumor necrosis. We believe that the treatment of certain types of cancer would be significantly improved if VDAs and AAs were used together, due to their complementary mechanisms of action. In combination, the VDA would occlude the blood vessels in the interior of a tumor while the AA would prevent the formation of new tumor blood vessels. We have two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503.

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

Patients with measurable disease treated with CA4P had a 5.6 month improvement in median OS (26.8 vs. 21.2 months; 22% reduction in the risk of death; HR=0.78, not statistically significant), and a 3.7 month improvement in PFS (9.8 vs. 6.1 months; HR=0.60, p=0.027) compared to control patients with measurable disease.

Additional analyses were conducted on patients with measurable disease whose tumors were larger than the median baseline tumor size (tumor size >5.7 cm; n=41). CA4P-treated patients with these tumor sizes experienced a 48% reduction in the risk of death (HR=0.52; p=0.095) and a 6.2 month improvement in median PFS (10.5 vs. 4.3 months; HR=0.55, p=0.071) compared to control patients.

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

AML is a relatively rare cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the United States, accounting for approximately 1.2% of cancer deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. We are currently developing OXi4503 for AML and have been granted orphan drug designation in the United States and European Union for the use of OXi4503 for the treatment of AML.

Prior to October 2015, OXi4503 had been in development in an investigator-sponsored phase 1 clinical trial of patients with AML or MDS, a disorder of the normal blood formation process. In October 2015, the investigator-sponsored clinical trial was closed, and we brought the clinical trial under our direct management and expanded the number of sites to four, with the goal of enrolling patients faster than had occurred at the single site. In December 2015, we moved this clinical trial into its second stage, whereby OXi4503 is being used in combination with cytarabine, an FDA-approved drug for the treatment of AML

Results of Operations

Three and Nine Months Ended September 30, 2016 and September 30, 2015

Research and development expenses

Research and development expenses decreased for the three month period ended September 30, 2016 compared to the same period in 2015 primarily due to lower consulting and employee costs. For the nine month period ended September 30, 2016, research and development costs increased primarily due to our initiation of the FOCUS Study, a phase 2/3 clinical trial evaluating whether our lead drug candidate, CA4P, improves upon the standard of care for women with platinum-resistant ovarian cancer. The table below summarizes the most significant components of our research and development expenses for the periods indicated, in thousands, and provides the amount and percentage change in these components:

	Three months ended, September 30,		Change		Nine months ended, September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
Clinical studies	$947	$909	$38	4%	$3,072	$2,207	$865	39%
Employee compensation and related	663	769	(106)	-14%	2,005	1,768	237	13%
Employee stock-based compensation	111	78	33	42%	299	336	(37)	-11%
Consulting and professional services	177	549	(372)	-68%	568	1,096	(528)	-48%
Drug manufacturing	107	70	37	53%	270	309	(39)	-13%
Other	70	82	(12)	-15%	215	391	(176)	-45%

Total research and development	$2,075	$2,457	$(382)	-16%	$6,429	$6,107	$322	5%

Expenses for clinical studies represent the most significant component of our research and development expenses. For the three and nine month periods ended September 30, 2016, expenditures on clinical studies of our investigational drugs increased compared to the three and nine month periods ended September 30, 2015, primarily due to our preparation for and initiation of the FOCUS Study in platinum-resistant ovarian cancer in 2016. For the three month period, our increased costs for the FOCUS Study were mostly offset by a reduction in costs for the neuroendocrine tumor (NETs) study, for which patient treatment completed during the second quarter of 2016. The Company also received a vendor credit of $0.2 million recorded in the third quarter of 2016 based on newly renegotiated terms of a service agreement. Clinical study expenses include costs incurred by contract research organizations who conduct clinical trials on our behalf, patient and clinical site costs, laboratory costs and other services directly related to clinical trials. The increased clinical trial activity during 2016 was also related to our increase in employee compensation for the nine month period ended September 30, 2016, because during the second half of 2015 we hired new personnel to support the clinical programs. Following our hiring of new personnel to support the clinical trial activity, we eliminated the positions of certain previous research and development personnel, resulting in lower employee compensation expenses for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. The changes in personnel also allowed us to reduce reliance on outside consultants, and these costs decreased for both the three and nine month periods ended September 30, 2016 compared to the same periods in 2015.

Drug manufacturing expenses can be highly variable and are impacted by the timing of when drug product is needed for clinical trials, product expiration or re-test requirements, potential regulatory filings and scheduling of production batches based on the drug manufacturer’s generally long lead time requirements. Drug manufacturing expenses did not meaningfully change among the periods presented.

Other expenses include facility related expenses and licensing fees, which decreased for the nine month period ended September 30, 2016 compared to the same period in 2015 due to lower licensing fees paid for rights to our drug product candidates.

We expect research and development expenses to increase for the balance of 2016 as compared to 2015 due to our planned additional clinical trial activity, primarily related to the FOCUS Study.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and provides the amount and percentage changes in these components:

	Three months ended, September 30,		Change		Nine months ended, September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
Employee compensation and related	$460	$497	$(37)	-7%	$1,559	$1,454	$105	7%
Stock-based compensation	90	23	67	291%	328	112	216	193%
Consulting and professional services	521	473	48	10%	1,608	1,590	18	1%
Other	116	149	(33)	-22%	360	441	(81)	-18%

Total general and administrative	$1,187	$1,142	$45	4%	$3,855	$3,597	$258	7%

General and administrative expenses increased for the periods ended September 30, 2016 compared to the periods ended September 30, 2015. For the three-month period ended September 30, 2016, stock-based compensation increased as a result of higher option expenses for grants made during mid-2015 and early 2016, while base compensation and consulting and professional services were fairly consistent between the periods. For the nine month period ended September 30, 2016, employee compensation and related costs increased as a result of several positions converting from part time to full time for the full 2016 period, as compared to only part of the 2015 period, as well as higher temporary housing costs associated with an employee relocation, partially offset by severance recorded in 2015 due to the departure of a former employee. Stock-based compensation expense also increased for the nine month period ended September 30, 2016 due to stock option grants made following stockholder approval of a new stock option plan in mid-2015. Consulting and professional services were similar for the nine month periods.

Other expenses, which include facility-related expenses and insurance expenses, decreased for the three and nine month periods ended September 30, 2016 due to lower fees paid in several different areas, the most significant of which was for lower corporate insurance costs.

We expect general and administrative expenses for 2016 to continue at increased levels compared to 2015 in order to support our planned increase in research and development activities as well as for additional business development and investor relations efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our business is developing drugs for the treatment of cancer and we currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity and at one point through a strategic development arrangement which concluded in 2009. We have experienced net losses in each year since our inception, and negative cash flow from operations in nearly every year also. As of September 30, 2016, we had an accumulated deficit of $275 million, including a net loss of approximately $10.2 million for the first nine months of 2016 and approximately $13.7 million for the year ended December 31, 2015. At September 30, 2016, we had cash, cash equivalents and short-term investments of approximately $16.3 million, which we expect to be sufficient to fund our planned operations, including continued development of our investigational drugs CA4P and OXi4503, into the third quarter of 2017. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we develop our candidate drugs for the treatment of cancer.

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

We have filed a shelf registration statement on Form S-3 with the SEC, covering the sale from time to time of shares of our common stock and other securities, which may provide us the opportunity to raise funds when we consider it necessary or appropriate, at prices and on terms to be determined at the time of any such offering. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. Our ability to raise additional capital could also be further impaired if our common stock is delisted from The NASDAQ Capital Market and trades on the over-the-counter market.

We currently do not comply with the NASDAQ requirement to have a minimum $1.00 per share closing bid price. At our annual meeting held on June 1, 2016, our stockholders did not approve a proposal authorizing a reverse split of our common stock. This reverse split could have rectified our noncompliance with the NASDAQ bid-price requirement. We currently have a different reverse split proposal scheduled for stockholder vote on November 11, 2016. If this proposal is not approved and our common stock is delisted by NASDAQ, and accordingly no longer trades on a national stock exchange, both the price of our common stock and our ability to raise additional capital are likely to be significantly and negatively impacted. NASDAQ has provided us with a grace period through November 28, 2016 to regain compliance with the minimum bid price requirement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2016 to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

At our annual stockholders’ meeting held on June 1, 2016, our stockholders failed to approve a proposal authorizing our Board of Directors to consummate a reverse stock split of our common stock in the range of 1:5 and 1:10. On June 1, 2016, we received notice that NASDAQ granted us an additional 180-day grace period (until November 28, 2016) to regain compliance with NASDAQ’s $1.00 per share minimum bid price requirement under Nasdaq Marketplace Listing Rule 5810(c)(3)(A). We may achieve compliance during this additional 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days before November 28, 2016. We are currently seeking stockholder approval for a different reverse stock split proposal, which provides for a reverse split in the range of 1:2 to 1:4, with voting results scheduled for November 11, 2016. We can provide no assurance that our stockholders will approve this proposal. If we fail to regain compliance on or prior to November 28, 2016, our stock will be subject to delisting by NASDAQ. Additionally, if we fail to comply with any other continued listing standards of NASDAQ, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly negatively affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amended and Restated Employment Agreement, by and between Mateon Therapeutics, Inc. and David J. Chaplin, Ph.D.*	8-K	10/28/2016	10.1

10.2	Amended and Restated Director Compensation Policy*	8-K	10/28/2016	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements				x

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: November 14, 2016	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)