Form 10-K
period 2016-12-31
MATEON THERAPEUTICS INC
filed 2017-03-30
CIK 908259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2016 was approximately $18,532,000.

As of March 30, 2017, the aggregate number of outstanding shares of common stock of the registrant was 26,544,934.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing CA4P, which is also known as combretastatin A4-phosphate, fosbretabulin or fosbretabulin tromethamine; the efficacy of the combination of CA4P with bevacizumab; the clinical development of and the process of commercializing OXi4503; the combination of OXi4503 with cytarabine; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this Annual Report or any document incorporated by reference herein or therein.

The words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The sections captioned “Risk Factors” and “Business,” as well as other sections in this Annual Report or incorporated by reference into this Annual Report, discuss some of the factors that could contribute to these differences.

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

Our Business

Overview

We are a biopharmaceutical company focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. VDAs selectively target the vasculature of cancer tumors and obstruct a tumor’s blood supply without disrupting the blood supply to normal tissues. Treatment with VDAs has been shown to lead to rapid and significant death of cancer cells within tumors.

VDAs are in a class of drugs called vascular targeted therapies, or VTTs, which also includes anti-angiogenic agents, or AAs. There are over 12 AAs approved in the U.S. for over 15 different oncology indications. According to Datamonitor, 2015 sales for AAs were estimated to exceed $10 billion. Genentech’s bevacizumab (Avastin®) had the greatest market share, with 2015 estimated sales of approximately $6.7 billion. Bevacizumab and other AA drugs work by preventing angiogenesis, or the growth of new blood vessels.

We are seeking to realize the full potential of VTTs in oncology by using the combination of VDAs and AAs to treat cancer. Our VDAs have been shown to rapidly cut off the blood supply to the tumor, which causes necrosis, or death, of the cancer cells in the interior of the tumor. Conversely, AAs inhibit angiogenesis, which is the process by which new tumor blood vessels form. If a VDA were given in the absence of an AA, angiogenesis would allow new blood vessels to re-vascularize the tumor, including the interior where the VDA had caused tumor cell necrosis.

Our current VDA development plans are focused on the combination of VDAs and AAs because the mechanism of action of each drug complements that of the other — disrupting tumor blood supply in two different ways instead of just one. We believe that our VDA’s direct effect on established tumor blood vessels combined with the AA’s prevention of new blood vessel formation results in a significantly greater benefit to patients than either drug alone. Our belief in the benefit of this combination is supported by numerous preclinical studies, as well as clinical studies which demonstrate improved progression-free survival and objective response rate, as well as trends in overall survival.

Interestingly, our VDAs have consistently shown a stronger treatment effect in larger tumors than in smaller tumors, which is in contrast to the majority of conventional therapies currently used for the treatment of cancer. The greater effect of our VDAs on larger tumors occurs because these larger tumors have a greater proportion of tumor cells which depend upon the tumor vasculature for their supply of oxygen and nutrients, and a smaller proportion of tumor cells that have exposure to the tumor rim, where normal tissue blood vessels can supply oxygen and nutrients to the tumor cells. The proportion of the tumor’s blood vessels that are inside the tumor increases as the size of the tumor increases, based on volume-to-surface area ratios, allowing our drug candidates to occlude a greater percentage of a larger tumor’s overall blood supply. The tumor cell necrosis caused by CA4P is greatest in the interior of the tumor, because cancer cells in the interior are fully reliant on the tumor vasculature for their blood supply. Cancer cells on or near the edge of the tumor can receive their blood supply through the tumor vasculature as well as from surrounding, normal vasculature.

We are currently developing two clinical stage investigational drugs, which are both VDAs — CA4P and OXi4503. Our lead compound is CA4P, which is also known as combretastatin A4-phosphate, fosbretabulin tromethamine, fosbretabulin and ZYBRESTAT®. The largest clinical trial of CA4P conducted to date was a phase 2 clinical trial in recurrent ovarian cancer sponsored by the Gynecologic Oncology Group, or GOG, which was completed in 2014 and met its primary endpoint by demonstrating an improvement in progression-free survival for the patients who received CA4P. This trial, referred to as GOG-0186I, compared treatment with CA4P plus bevacizumab to treatment with bevacizumab alone. Based on the positive results of this clinical trial, we initiated the FOCUS Study in 2016, a phase 2/3 clinical trial of CA4P in platinum-resistant ovarian cancer, with the goal of determining whether the addition of CA4P improves upon the current standard of care. In the FOCUS Study, we are comparing treatment with CA4P, bevacizumab and physician’s choice chemotherapy

(PCC) to treatment with bevacizumab and PCC. CA4P is also being studied in combination with pazopanib (Votrient®) in an on-going phase 2 clinical trial in recurrent ovarian cancer that is sponsored by The Christie Hospital NHS Foundation Trust in the United Kingdom. Our second compound, OXi4503, is being studied in combination with cytarabine in an ascending-dose phase 1/2 clinical trial in patients with relapsed or refractory acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS).

In 2016, we received Fast Track designation for CA4P for the treatment of platinum-resistant ovarian cancer. Companies with Fast Track designation are able to benefit from more frequent meetings and communications with the United States Food and Drug Administration, or the FDA, regarding development plans to support product registration, and may also be eligible for priority review of New Drug Applications, which shortens FDA’s standard review timeline. We have also been granted orphan drug designation for CA4P for the treatment of ovarian cancer in the United States and the European Union, and for OXi4503 for the treatment of AML in the United States and the European Union.

To date, we have observed CA4P to be well tolerated in over 475 patients and to have clinical activity in a variety of indications in addition to ovarian cancer.

CA4P Development Program

CA4P is a reversible tubulin-binding agent that selectively targets endothelial cells, which make up the interior lining of blood vessel walls in most solid tumors. CA4P causes these endothelial cells to change shape and detach, which obstructs the flow of blood to the tumor and starves the tumor of vital nutrients and oxygen. The resultant tumor ischemia leads to rapid downstream tumor cell death. Although CA4P acts quickly, within minutes of infusion, and its circulating half-life is approximately 4 hours, the anti-tumor effects caused by CA4P generally last for several weeks, until tumor regrowth aided by revascularization occurs. CA4P is given to patients via a 10 minute intravenous infusion.

Ovarian Cancer

Our primary focus for 2017 will be the development of CA4P for platinum-resistant ovarian cancer.

Approximately 22,000 women in the U.S. are diagnosed with ovarian cancer each year. This form of cancer is thought to begin in the ovaries and often spreads to the rest of the pelvis and abdomen prior to detection, resulting in a relatively poor prognosis. More than 60% of women diagnosed with ovarian cancer are in stage III or IV, making ovarian cancer difficult to treat and often fatal, with a five-year survival rate of approximately 45% — a rate which is largely unchanged since the 1990s. Overall, approximately 80% of patients diagnosed with ovarian epithelial, fallopian tube, and primary peritoneal cancer will relapse after first-line platinum-based and taxane-based chemotherapy. When treating recurrent ovarian cancer, the time between receiving the last dose of platinum-based chemotherapy and disease recurrence is used to help determine the choice of therapy used in the next line of treatment. Patients are considered to have platinum-resistant disease if the cancer progresses within six months of completing platinum-based chemotherapy. Approximately 25% of those who relapse after initial treatment, or more than 4,000 women, have platinum-resistant cancer, the most difficult-to-treat form of the disease. Additionally, a majority of patients who are not initially platinum-resistant and who may achieve remission following first-line therapy will also develop recurrent disease. There are relatively few treatments that have been approved for ovarian cancer, and fewer for platinum-resistant ovarian cancer. Approved drugs for ovarian cancer include bevacizumab, carboplatin and cisplatin, gemcitabine, doxorubicin, paclitaxel and olaparib. Many patients eventually become resistant to platinum-based therapies, and new treatment agents are needed.

In December 2014, the FDA approved bevacizumab in combination with chemotherapy (paclitaxel, pegylated liposomal doxorubicin, or topotecan) for the treatment of women with platinum-resistant ovarian cancer, based on results from the phase 3 AURELIA trial, which had a primary endpoint of PFS, or progression-free survival. Accordingly, PFS is the primary endpoint for our FOCUS trial. Bevacizumab is also approved in the EU in combination with different chemotherapy regimens for platinum-resistant and platinum-sensitive ovarian cancer, and the EU approvals were also based on PFS. In December 2016, the FDA approved bevacizumab for the treatment of platinum-sensitive ovarian cancer also, which could expand our market opportunity for CA4P, although we are presently not studying CA4P in platinum-sensitive disease.

CA4P has been granted Fast Track designation in the U.S. for treatment of platinum-resistant ovarian cancer. CA4P has also been granted orphan drug designation in both the U.S. and the European Union for the treatment of ovarian cancer.

CA4P in Combination with Bevacizumab—Completed Phase 2 Clinical Trial with Positive Results (GOG-0186I)

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

The GOG-0186I clinical trial enrolled a total of 107 patients with recurrent ovarian cancer at 67 clinical sites in the United States. The results indicated a statistically significant increase in progression-free survival (PFS) in the combination arm, which was the primary endpoint of the trial, with a p-value of 0.049 (pre-specified analysis using a one-sided test; 10% level of significance). The hazard ratio was 0.685, with a 90% 2-sided confidence interval (CI) of 0.47 ~1.00. Median PFS was 7.3 months for CA4P plus bevacizumab (n=54), compared to 4.8 months for bevacizumab alone (n= 53). Patients in both arms were treated until disease progression or adverse effects prohibited further therapy.

In a post-hoc subgroup analysis, data showed that patients who were platinum-resistant had an even greater improvement in PFS with the combination. Among the 27 patients who were platinum-resistant, median PFS was 6.7 months for those receiving CA4P plus bevacizumab compared to 3.4 months for those receiving bevacizumab alone, and the results were statistically significant with a p-value of 0.01 and a hazard ratio of 0.57. These findings suggest that adding CA4P to bevacizumab has a greater effect in the difficult-to-treat platinum-resistant patient group than it does for platinum-sensitive patients. Although the results were stronger for the platinum-resistant patients, the 80 patients who were platinum-sensitive still showed a numerical improvement in PFS for the combination therapy, with a median PFS of 7.6 months for those receiving CA4P plus bevacizumab compared to 6.1 months for those receiving bevacizumab alone, although the results were not statistically significant, with a p-value of 0.139 and a hazard ratio of 0.67.

Based on the final dataset as of November 2015, the median overall survival (OS) for the GOG-0186I Study in the intent-to-treat (ITT) group was 3.2 months longer for the CA4P-treated patients compared to the control patients (25.2 vs. 22.0 months, respectively; HR=0.83, p=NS).

The GOG-0186I Study included 81 patients (75.7% of study patients) with recurrent ovarian cancer that was deemed “measurable”, as defined by RECIST criteria, and 26 patients (24.3%) deemed “non-measurable.” Measurable disease is generally defined as primary tumor sizes greater than 1 cm in diameter, while non-measurable tumors are generally identified and monitored by increased serum CA-125 antigen levels, ascites, or other clinical signs of disease. Patients with measurable disease who received the combination of CA4P and bevacizumab achieved a higher objective response rate, or ORR, a secondary endpoint in the clinical trial, measured according to RECIST criteria. Although not a statistically significant result, patients receiving the combination had an ORR of 35.7% (n=42; 90% CI 23.5 ~ 49.5%) compared to 28.2% for patients on bevacizumab alone (n=39; 90% CI 16.7 ~ 42.3%). In the subgroup of platinum-resistant patients, the addition of CA4P to bevacizumab increased ORR to 40.0% (n=10) compared to 12.5% (n=8) for bevacizumab alone.

More importantly, patients with measurable disease treated with CA4P had a 5.6 month improvement in median OS (26.8 vs. 21.2 months; 22% reduction in the risk of death; HR=0.78, not statistically significant), and a 3.7 month improvement in progression free survival (PFS) (9.8 vs. 6.1 months; HR=0.60, p=0.027) compared to control patients with measurable disease. Additional analyses were conducted on patients with measurable disease whose tumors were larger than the median baseline tumor size (tumor size ≥5.7 cm; n=41), showing CA4P-treated patients with these larger tumors experienced a 48% reduction in the risk of death (HR=0.52; p=0.095) and a 6.2 month improvement in median PFS (10.5 vs. 4.3 months; HR=0.55, p=0.071) compared to control patients.

All adverse events in the clinical trial were manageable, with one Grade 4 event occurring in each treatment arm. Consistent with prior clinical experience with CA4P, patients in the combination arm experienced an increased incidence of Grade 3 hypertension compared to the control arm (17 events for the combination compared to 10 events for bevacizumab alone). One patient on the combination regimen had a Grade 3 thromboembolic event. All cases of hypertension were managed with anti-hypertensive treatments, as specified in the clinical trial protocol.

CA4P in Combination with Bevacizumab and Physician’s Choice Chemotherapy—Phase 2/3 FOCUS Study

Based on the positive overall results from the GOG-0186I clinical trial in recurrent ovarian cancer, including the stronger results among the subgroup of platinum-resistant patients and among the patients with measurable disease, we initiated the FOCUS Clinical Study in June 2016. FOCUS is a phase 2/3 clinical trial of CA4P seeking to demonstrate whether CA4P improves upon the current standard of care for platinum-resistant ovarian cancer — the current standard of care being treatment with both bevacizumab and chemotherapy. The primary endpoint of FOCUS is PFS, and secondary endpoints include ORR, OS and safety. If results from the second stage of the clinical study meet the primary endpoint, we plan to submit a New Drug Application, or NDA, to the FDA. The FDA has approved the protocol for FOCUS.

In FOCUS, we are enrolling platinum-resistant ovarian cancer patients with measurable disease, and randomizing them on a 1:1 basis into either the treatment group or the control group. The treatment group receives CA4P, bevacizumab and PCC, while the control group receives only bevacizumab and PCC. The clinical trial is designed in two sequential stages — in the first stage we are enrolling up to 80 patients and conducting interim analyses after 20, 40, 60 and 80 patients have been treated for approximately three months. The goal of the first stage is to verify efficacy seen in the GOG-0186I Study, confirm the safety of the treatment regimen in this population, and to confirm powering assumptions for the second stage. In the second stage, which is designed to support registration of CA4P in the United States and elsewhere, we plan to enroll up to 356 additional patients.

The FOCUS Study is currently enrolling patients in the United States and western Europe, with the first interim analysis expected in April 2017.

CA4P in Combination with Pazopanib—Ongoing Phase 2 Clinical Trial

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

The PAZOFOS trial in advanced recurrent ovarian cancer patients consists of a 12 patient phase 1b dose escalation portion with the combination of pazopanib and CA4P, which has been completed, followed by a 120 patient randomized phase 2 portion comparing pazopanib plus CA4P to pazopanib alone in patients with relapsed ovarian cancer. We are incurring limited costs for this trial, which is sponsored by The Christie Hospital NHS Foundation Trust and coordinated by the Manchester Academic Health Science Centre, Trials Coordination Unit, or MAHSC-CTU, with additional support from The University of Manchester, the Royal Marsden NHS Foundation Trust and Mount Vernon Cancer Centre (part of the East and North Hertfordshire NHS Trust).

In October 2014, the first patient was enrolled in the phase 1b portion of the trial, with the goal of finding an appropriate combination dose of CA4P and pazopanib for the phase 2 portion of the trial. Following the investigators’ identification of an appropriate dose combination, in July 2016 the first patient was enrolled in the phase 2 portion of the trial. The primary endpoint of the trial is PFS, and secondary endpoints include ORR, OS and safety.

Neuroendocrine Tumors

Approximately 14,000 patients in the U.S. are diagnosed with neuroendocrine tumors, or NETs, each year. Since patients with NETs can have prolonged survival rates of over 5 years, it is estimated that the overall prevalence is much higher, approximating 100,000 patients in the U.S. These tumors can produce increased amounts of vasoactive substances including hormones, many of which are biologically active and can result in debilitating symptoms including flushing, diarrhea, weight loss and, less frequently, bronchoconstriction and heart failure. It is our belief, based on the available preclinical data, that by reducing blood flow to these tumors using CA4P, we may be able to reduce the production of tumor-derived substances, including the biologically active hormones.

We have completed a phase 2 monotherapy clinical trial of CA4P in 18 patients with gastrointestinal or pancreatic NETs and elevated biomarkers. One patient (6%) experienced significant symptomatic improvement as measured by ECOG Status and had a partial response per investigator-assessed RECIST criteria, and an additional 7 patients (39%) had stable disease. In addition, a majority of patients (53%) experienced an improvement in patient-reported quality of life. A statistically significant mean change in biomarkers from baseline, the primary endpoint of the study, was not achieved due to the small sample size along with a high intra-and inter-patient variability observed in the biomarkers. A total of 7 patients were enrolled in a follow-up trial, of which 5 patients (71%) had stable disease, including one that continued for 14 months. The partial response and stable disease analyses, as well as other measures from the trial, suggest that CA4P monotherapy has activity in this indication. Based on the evidence of efficacy observed in this trial, plus an understanding of the benefits of VTT combination therapy, a lead investigator in this trial is sponsoring and funding a 20 patient study in NETs using CA4P in combination with everolimus (AFINITOR®, marketed by Novartis), an anti-angiogenic agent which is already approved and commonly used in this indication.

CA4P has been granted orphan drug designation for the treatment of neuroendocrine tumors in both the U.S. and the European Union.

Glioblastoma Multiforme

We are exploring recurrent glioblastoma multiforme, or GBM, as an additional indication for CA4P because:

•	we have preclinical data that demonstrate a positive treatment effect in GBM tumor models,

•	similar to ovarian cancer tumors, GBM tumors are highly vascular and thus we believe will be quite susceptible to CA4P’s mechanism of action,

•	there are currently no adequate therapies for most GBM patients, and accordingly the indication has a high unmet medical need,

•	bevacizumab is approved for patients with progressive disease in this indication following prior therapy, and

•	rapid enrollment would be expected in clinical trials for this indication.

CA4P has been granted orphan drug designation for the treatment of glioma in the United States. If funds become available for us to initiate and complete a clinical trial in GBM, we expect that we would pursue a trial. However, we currently do not plan to initiate a GBM clinical trial in the near term in order to conserve current resources.

Anaplastic Thyroid Cancer, or ATC

We have previously conducted a randomized, controlled clinical trial in ATC. ATC is one of the most aggressive tumors known and has very few treatment options. Results of the FACT Study, which combined CA4P with chemotherapy and which, in 2010, we terminated early (after 80 patients were enrolled) due to slow enrollment, showed a numerical improvement in OS for the CA4P group (5.2 months) compared to the control group (4.0 months), although the results were not statistically significant. Results also showed an improvement in ORR for the CA4P group (20.0%) compared to the control group (16.0%), although these results were not statistically significant. We believe the numerical improvements shown for the CA4P group compared to the control group provide supportive evidence for the potential benefit of CA4P against this tumor type, and for the overall potential of CA4P against other highly vascular solid tumors.

Non-Small Cell Lung Carcinoma, or NSCLC

We have previously conducted a randomized, controlled clinical trial in NSCLC. NSCLC accounts for most cases of lung cancer, and generally does not respond well to chemotherapy. Results of the FALCON Study, completed in 2011, which enrolled 63 patients and combined CA4P with both bevacizumab and chemotherapy, showed a numerical improvement in ORR for the CA4P group (56.3%) compared to the control group (35.5%), although the results were not statistically significant. The FALCON Study only enrolled patients who had not previously received chemotherapy. We believe the patients’ initial exposure to chemotherapy, requiring six cycles in the study, contributed to a high dropout rate among both treatment groups (46.8% and 38.7% for CA4P and control, respectively), making evaluation of PFS, the primary endpoint, difficult. However, we believe the numerical improvements in response rates shown for the CA4P group compared to the control group provide supportive evidence for the potential benefit of CA4P against this tumor type, and for the overall potential of CA4P against other highly vascular solid tumors.

Combination with Immune Oncology Agents—Preclinical Research

Over the last several years, there have been considerable advances in cancer immunotherapy, which makes use of the immune system to treat cancer. However, these immune oncology agents have significant limitations when used as single agents to treat cancer, since relatively few patients achieve a durable clinical response following treatment. Because CA4P causes tumor cell necrosis within hours of its administration, we believe it may in turn release into the circulation tumor antigens that enhance the immune system, and consequently enhance the presence and activity of T-cells within tumors. We believe CA4P’s potential enhanced immunologic effect may result in more and/or better clinical responses in certain cancers when combined with immune oncology agents, including in patients who have not experienced a response to therapy with immune oncology agents alone.

We have completed several preclinical studies evaluating CA4P in combination with immune oncology agents. Of these studies, the best results were found combining CA4P with an anti-CTLA4 antibody in an EMT-6 mammary tumor model. In this study, 7 of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti-CTLA4 antibody monotherapy arm. Three of four follow-up studies have also indicated that CA4P combined with immune oncology agents can delay tumor growth — these studies were conducted in a larger tumor EMT-6 mammary model, a C3H mammary model and a CT26 colon model, providing additional supportive evidence that CA4P may enhance anti-CTLA4 antibody activity, as well as initial evidence that CA4P may enhance anti PD-1 and PD-L1 activity. Based on these initial results, we are now planning additional preclinical work in this area.

OXi4503 Development Program

In addition to pursuing development of CA4P, we are also pursuing the development of a second product candidate, OXi4503, a novel, dual-mechanism VDA, which not only has been shown to reduce tumor blood flow but which also forms a potentially anti-proliferative metabolite. We believe that this dual mechanism of OXi4503 may result in enhanced anti-tumor activity in certain tumor types. Based on preclinical data, we believe that OXi4503 may be particularly active in certain cancers, including AML, which have relatively high levels of the enzymes that facilitate the conversion of OXi4503 into a metabolite that directly kills tumor cells. OXi4503 has shown potent anti-tumor activity in preclinical studies of solid tumors and AML, and in two clinical studies in advanced solid tumors and liver tumors, both as a single agent and in combination with other anti-proliferative agents.

Acute Myeloid Leukemia

AML is a cancer of the myeloid blood cells, with approximately 10,500 new cases each year in the U.S. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. OXi4503 has been granted orphan drug designation in both the U.S. and the European Union for the treatment of AML.

With support from The Leukemia & Lymphoma Society’s Therapy Acceleration Program, the University of Florida sponsored a phase 1 clinical trial of patients with AML or MDS, a related disorder of the normal blood formation process. 18 patients were enrolled into UF4503, an open label, dose-escalating clinical trial which was designed to assess the safety profile, maximum tolerated dose and biologic activity of OXi4503. In October 2015 we closed the investigator-sponsored study and initiated a Mateon-sponsored study, OX1222, prior to the determination of a maximum tolerated dose, in order to bring the clinical trial under our direct management and expand the number of sites enrolling patients.

Initial data from UF4503 was presented at the December 2013 annual meeting of the American Society of Hematology, or ASH. Among the first 13 patients treated at the two lowest dose levels, two patients showed stable disease, one patient had a partial remission and one patient achieved a complete bone marrow response. Side effects included increases in D-dimer (a substance in the blood that is released when a blood clot breaks up), bone pain, fever, chills and flu-like symptoms. Accordingly, OXi4503 appeared to be reasonably well-tolerated based on these results in patients with relapsed and refractory AML and MDS.

In December 2015 we initiated the second stage of OX1222, in which ascending doses of OXi4503 are being used in combination with cytarabine, an FDA-approved drug for the treatment of AML. Data from the first two cohorts of the Mateon-sponsored trial was presented at the December 2016 annual meeting of ASH. The first cohort enrolled 6 patients, each receiving a dose of 3.75 mg/m2 of OXi4503 in combination with an intermediate dose (1g/m2/day x 5 days) of cytarabine. The second cohort enrolled 4 patients, each receiving a dose of 4.68 mg/m2 of OXi4503 in combination with the same intermediate dose of cytarabine. Patients enrolled into the trial were treatment-resistant, end-stage AML/MDS patients who had on average four prior therapy failures before entering the study. In total 2 of 10 (20%) patients achieved a complete remission (CR) on treatment — one patient of six (17%) responded in the 3.75 mg/m2 dose cohort, and one patient of four (25%) responded in the 4.68 mg/m2 dose cohort. One of these two patients remains in CR at 9 months following treatment with OXi4503 and the other remained in CR for approximately 6 months before the disease recurred.

OXi4503 was generally well tolerated in the first two cohorts of the study. The adverse event profile remains similar to that seen in the monotherapy portion of the trial, with coagulopathies and hematological adverse events the most significant events. The most common drug-related SAEs were anemia (30%), neutropenia (30%), D-dimer increase (20%), thrombocytopenia (20%), and AST increase (20%). One patient in the 3.75 mg/m2 cohort experienced a dose-limiting toxicity of hypofibrinogenemia, or low levels of fibrinogen in the blood, with no clinical evidence of bleeding, which resolved with treatment.

In March 2017 we announced preliminary data from the third cohort, which enrolled 4 patients at a dose of 6.25 mg/m2 of OXi4503 in combination with the same intermediate dose of cytarabine. In the third cohort, one patient (25%) had a CR and one additional patient in the study remained in treatment. The CR in this cohort is particularly encouraging because the patient has a high risk TP53 gene mutation. Similar to the first two cohorts, OXi4503 was generally well tolerated and adverse events were also similar to the first two cohorts, with no significant adverse events. There were no dose-limiting toxicities observed in the third cohort, and following a safety review committee recommendation we initiated enrollment in the fourth cohort, at an OXi4503 dose of 7.81 mg/m2.

Vascular Disrupting Agents: Background

According to Cancer Research UK, a non-profit cancer research organization in the United Kingdom, nearly 90% of all cancers are solid tumors that are dependent upon a continually evolving vascular supply for their growth and survival. VTTs, which include AAs and VDAs, are designed to interfere with a tumor’s vascular supply.

AAs are drugs that interfere with tumor blood vessel growth, as described further in the table below, and since 2004, a number have been approved for a variety of cancer indications. Development of AAs for new indications continues, and physician adoption of AAs has been rapid. VDAs are drugs that disrupt existing tumor blood vessels. Although a number of VDAs have been in clinical development, to date none have been approved. We believe that the historical focus on development of VDAs as a single agent, rather than as an agent for use in combination with an AA, is the primary reason that VDA development to date has generally not been successful.

While VDAs such as CA4P deprive tumors of blood supply, as do AAs, the mechanism of action of VDAs is quite different than that of AAs. VDAs such as CA4P have a direct effect on existing tumor blood vessels, and act by rapidly obstructing the blood supply to cancer tumors. AAs, on the other hand, act by preventing the formation of new blood vessels to cancer tumors. We believe that our VDA drug candidates and approved AAs are complementary to each other in that one agent destroys existing tumor vasculature and the other prevents new tumor vasculature from forming. We intend for substantially all of our future CA4P development to be focused on this combination, rather than pursuing CA4P approval as a monotherapy. We believe our VDAs are a second generation of VTTs that have the potential to improve upon the efficacy of AAs, the first generation of VTTs. Our belief in the synergy of CA4P and AAs is supported by the data we have gathered showing an improvement in certain patient outcomes when both agents are used in combination. Several preclinical studies, as well as the results of the phase 2 GOG-0186I clinical trial, have confirmed the potential of this approach.

As illustrated in the table below, VDA and anti-angiogenic drugs act via different mechanisms to produce complementary biological and anti-vascular effects with mostly non-overlapping side effects. In preclinical studies, VDA plus anti-angiogenic drug combinations demonstrate robust and additive anti-tumor effects. Results from human clinical trials with combinations of CA4P and bevacizumab provide support and initial clinical validation for combining these agents to significantly increase clinical activity without significantly increasing side-effects.

	Anti-Angiogenic Drugs	CA4P	OXi4503
Molecule Characteristics	Bevacizumab, ranibizumab are monoclonal antibodies (MABs) Sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc. are small molecule tyrosine kinase inhibitors (TKIs)	Small molecule reversible inhibitor of tubulin polymerization	Small molecule reversible inhibitor of tubulin polymerization Also forms cytotoxic metabolite (orthoquinone) via oxidation

Target	Tumor rim	Tumor core	Tumor core Metabolite targets malignant cells of myeloid lineage

Mechanism	MABs bind to VEGF, thereby rendering it inactive TKIs inhibit the VEGF receptor, thereby inhibiting its activation	Rapid and selective binding to tubulin, which destabilizes microtubules, changes the shape of endothelial cells and disrupts the cell junctional protein VE-cadherin	Similar to CA4P OXi4503 also produces an orthoquinone metabolite that has an anti-proliferative effect on leukemic cells

Biological Effect	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) to prevent formation and growth of new blood vessels throughout the tumor rim	Occludes pre-existing abnormal tumor blood vessels that feed tumors	Similar to CA4P OXi4503 also temporarily mobilizes hematopoietic and leukemic cells from the bone marrow

Rapidity of Effect	Weeks	Hours	Hours

	Anti-Angiogenic Drugs	CA4P	OXi4503

Target tissue	All angiogenesis	Selective for abnormal vasculature characteristically seen in tumor blood vessels	Similar to CA4P OXi4503 also makes leukemic cells mobilized from the bone marrow vulnerable to the effects of its orthoquinone metabolite

Plasma Half-life	MABs remain in circulation for days or weeks TKI half-lives vary, average range is 4-12 hours	Approximately 4 hours	Approximately 2 hours OXi4503 metabolite half-life is approximately 20 hours

Side Effects	Chronic hypertension with long-term use; Acute-impairment in wound healing; Hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient blood pressure increases; Tumor pain, nausea, hematological adverse events; Overlapping with anti-angiogenics: no cumulative toxicities observed	Transient acute blood pressure increases; Tumor pain, nausea, vomiting, headache, fatigue; Effects on hematopoiesis and white blood cell counts; In AML — similar to solid tumors with more pronounced effects on coagulation and hematopoiesis

We believe our VDA drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause a change in the shape of tumor vascular endothelial cells, tumor vessel occlusion, and the subsequent blockage of blood-flow to the tumor, which deprives the tumor of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that our VDA drug candidates act in a reversible fashion on tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, CA4P is able to alter the structural framework that normally maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the blockage is extensive tumor cell death.

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

Preclinical and clinical study results indicate that CA4P exerts anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of CA4P in humans is approximately four hours. In part because the half-life of the active form of CA4P is relatively short, the effects of CA4P on tubulin are reversible, and the pharmacodynamic effect lasts for weeks, CA4P is typically administered no more frequently than once per week. The side-effects of CA4P are typically transient in nature, limited to the period of time following administration when the active form of CA4P is in the body in significant concentrations. This contrasts with AAs, which are typically administered on a chronic basis so as to constantly maintain levels of drug in the body. Currently approved AAs generally exert their tumor blood-vessel growth inhibiting effects over days to weeks to months, and as a result can cause a variety of chronic side-effects that are not limited to the immediate period following administration.

Side-effects associated with CA4P are generally transient and manageable. The most frequent CA4P side-effects include acute blood pressure increases, infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. Incrementally, we have noted that approximately 15-30% more patients treated with CA4P experience clinically-significant acute blood pressure increases compared to control patients. The acute blood pressure increases are often manageable by controlling underlying hypertension or treating with short-acting anti-hypertensives prior to CA4P infusion. The incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

Collaborative Research and Development Arrangements

Our primary focus is on advancing the clinical development of our drug candidates CA4P and OXi4503. We are also seeking to find additional potential uses for our clinical candidates and to identify new preclinical candidates that are complementary to our VDAs. In order to help achieve these objectives, we have established relationships with universities, research organizations and other institutions in the fields of our interest.

We plan to continue to rely on these external relationships as our programs advance, although the composition of our external relationships may change. Currently, we have collaborative agreements and arrangements with a number of institutions which we utilize to perform certain activities associated with drug discovery and drug development. In 2016, collaborations and agreements were ongoing with several universities and research institutions, including the following:

•	Arizona State University

•	Baylor University

•	UT Southwestern, Texas

•	Gynecologic Oncology Group, and the Cancer Therapy Evaluation Program of the National Cancer Institute

•	University of Florida

•	Lonza, Ltd.

For rights to CA4P, we have secured a technology license from Arizona State University, or ASU. The ASU license is an exclusive, world-wide, royalty-bearing license for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, CA4P and OXi4503. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and anti-proliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty payments under the license agreement during the term of the patents licensed from ASU. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. License payments made to ASU to date have amounted to $2,700,000, with no further license payments due on the combretastatins we are developing. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license. Either party may terminate the ASU license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement if we determine that filing for regulatory approval is not warranted or economically feasible or upon two months’ written notice.

We also have an exclusive, world-wide, royalty-bearing license from Bristol-Myers Squibb, or BMS, for commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins, including among others, CA4P. Under the BMS license, we have the right to grant sublicenses, and BMS is entitled to low single-digit royalty payments for all commercial sales plus any remuneration we receive for sale of CA4P under named patient or compassionate use programs. All licensing fees and milestone payments under the BMS license, in the aggregate amount of $1,080,000, have been paid. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the BMS license and have a right, but not a duty, of enforcing patents covered by the license. Either party may terminate the BMS license upon material default of the other party. The term of the BMS license ends upon the expiration of the licensed patents. The latest United States patent licensed under the BMS license is scheduled to expire in December 2021, excluding a patent term extension available under the Hatch-Waxman Act.

Under a sponsored research agreement with Baylor University, we are pursuing discovery and development of additional novel, small-molecule therapeutics for the treatment of cancer, including small-molecule cathepsin-K inhibitors, cathepsin-L inhibitors and hypoxia-activated VDAs. Cathepsin-L is an enzyme involved in protein degradation and has been shown to be closely involved in the processes of angiogenesis and metastasis. Small molecule inhibitors may have the potential to slow tumor growth and metastasis in a manner we believe could be complementary with our VDA therapeutics. We believe that our hypoxia-activated VDAs could serve as line-extension products to CA4P and/or OXi4503. We also have an exclusive license from Baylor University to novel compositions developed for the treatment of vascular disorders, inflammation, parasitic diseases and infections, fungal diseases and infections and/or cancer. We have the right to grant sublicenses under the Baylor license. The agreement with Baylor provides for low-single-digit royalties to be paid by us for sales generated through use of Baylor’s compounds. Further, commencing in the first year that we provide no research funding to Baylor University we must pay a minimum annual royalty payment of $40,000. We are not required to pay Baylor for use of Baylor’s compounds other than pursuant to this royalty arrangement. We are entitled to file, prosecute and maintain patent applications on products for which we have a license under this agreement. We have made a one-time payment of $50,000 for the licensing fee that was used as a credit against research expenses generated by Baylor. Either party may terminate the license agreement upon material default of the other party. The term of the license shall end upon the expiration of the licensed patents. The latest U.S. patent licensed under this agreement is scheduled to expire in November 2030.

We previously licensed certain patents related to vascular disrupting agents for treating neuroendocrine tumors and associated symptoms and syndromes from Angiogene Pharmaceuticals Ltd. prior to our termination of the agreement in 2016.

Company Background

We were originally incorporated in 1988 in New York as OXiGENE, Inc., reincorporating in Delaware in 1992. In 2016, we changed our name to Mateon Therapeutics, Inc. Our principal corporate office is in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: (650) 635-7000, fax: (650) 635-7001). Our Internet address is www.mateon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors & News” section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on, or that can be accessed through, our web site is not and shall not be deemed to be a part of this Annual Report on Form 10-K.

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

CA4P has been awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, ovarian cancer, neuroendocrine tumors and glioma. OXi4503 has been awarded orphan drug status by the FDA for the treatment of acute myelogenous leukemia.

CA4P has also been awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer, ovarian cancer and neuroendocrine tumors. OXi4503 has been awarded orphan drug status by the European Commission in the European Union for the treatment of acute myelogenous leukemia.

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

CA4P has been awarded Fast Track designation for the treatment of platinum-resistant ovarian cancer.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and if any of our product candidates are approved we will be subject to additional regulations regarding commercial sales and distribution. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of any product candidate in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

As in the United States, the European Medicines Agency, or EMA, may grant orphan drug status for specific indications if the request is made before an MAA is submitted. The EMA considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the European Union. A company whose application for orphan drug designation in the European Union is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance and reduced application fees. Orphan drugs in the European Union also enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

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

The outcome of the recent Presidential and Congressional elections in the United States could result in significant changes in, and uncertainly with respect to, legislation, regulation and a number of government policies involving matters presently addressed by the ACA. The U.S. President and certain members of Congress have stated their intent to repeal the ACA and replace it with new laws and regulations. We expect that there will continue to be a number of federal and state proposals addressing governmental pricing controls and the growth of health care costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. Prior to the 2016 U.S. Presidential and Congressional elections, there were legislative proposals seeking to allow such direct negotiation. It is possible that the adoption of these or other alternative legislative or regulatory proposals could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 30, 2017, we were the exclusive licensee, sole assignee or co-assignee of twenty-one granted U.S. patents, one pending U.S. patent application, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents and applications owned by or exclusively licensed to us to be particularly important to the protection of our most advanced product candidates.

Product Candidate	Patent Scope	Patent Expiration
CA4P	Lyophilized or crystalline combretastatin A4-phosphate tromethamine*	September 2021
	Use of VDAs to Enhance Immunomodulating Therapies Against Tumors**	August 2036
OXi4503	Composition of matter for OXi4503 (combretastatin A1-disodium-phosphate (OXi4503) pro-drug)***	October 2021
	Method of treating myeloid neoplasm by administering OXi4503	November 2028

*	In-licensed from Bristol-Myers Squibb

**	Patent filed, awaiting grant

***	In-licensed from Arizona State University

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

As previously noted, the FDA and European Union have granted CA4P and OXi4503 orphan drug status for certain indications. We are also pursuing, and may continue to in the future to pursue, orphan drug status for other product candidates and indications. Our ability to obtain and maintain the exclusivity for our products and product candidates by virtue of their orphan drug status is an important part of our intellectual property strategy.

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

We are aware of a limited number of companies currently or previously involved in the development of VDAs. Such companies include Angiogene, Bionomics, Immune Pharmaceuticals, and MediciNova, all of which have VDAs that we believe are at an earlier stage of clinical development than our lead drug candidate, CA4P. In addition, we are aware of one company, BeyondSpring, which has a tubulin-binding drug in phase 3 development for advanced NSCLC. If this trial is successful and BeyondSpring’s drug is approved, it could constitute competition for CA4P even though the indications are different.

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

EMPLOYEES

We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing for much of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. As of March 30, 2017, we had a total of 16 full-time employees.

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

We need to raise additional funds to finance our operations and continue the development of our product candidates, and we may not be able to do so when necessary. Even if we are able to raise additional funds, the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the product development programs we choose to pursue, the progress of these product development programs, the results of our preclinical studies and clinical trials, the cost, timing and outcomes of regulatory decisions regarding potential approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of patients in our human clinical trials. In addition, the continuation of our clinical trials, and quite possibly our entire business, will depend on results of upcoming analyses and our financial resources at the time.

In order to continue the development of our product candidates, we are pursuing forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities, products and/or resources that are complementary to or could further extend our own capabilities, products or resources. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

Based on our current operating plans, we expect our existing cash to support our operations into approximately October 2017. We expect that our planned level of cash utilization will allow us to advance our ongoing programs, including completion of at least two interim analyses of our phase 2/3 FOCUS Study of CA4P in combination with bevacizumab and chemotherapy in platinum-resistant ovarian cancer; completion of the dose escalation portion of an open-label Phase 1b/2 clinical trial of OXi4503 in combination with cytarabine in patients with AML; supporting a Phase 2 trial of CA4P in relapsed ovarian cancer in combination with pazopanib, which is being sponsored by two UK-based nonprofit organizations; and additional preclinical studies of CA4P in combination with immune oncology agents. Any significant further clinical development of CA4P, including the completion of the Phase 2/3 clinical trial of CA4P in ovarian cancer, and of OXi4503 would be contingent upon our ability to raise additional capital through public or private financings or from one or more new collaborative research or license agreements with a third-party, as to which we can give you no assurance.

Our ongoing capital requirements will depend on numerous factors, including the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with the FDA and other regulatory agency requirements; the progress of our research and development programs; the time and costs expended and required to obtain any necessary or desired regulatory approvals; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, undertaken by us; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

Our ability to raise additional capital was significantly impaired following the delisting of our common stock from The NASDAQ Capital Market. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We may seek to raise funds through public or private financing, strategic partnerships or other arrangements. Any additional equity or convertible debt financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed will materially harm our business, financial condition and results of operations.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates, and we may be unable to pursue and complete the clinical trials that we would like to pursue and complete.

We have limited financial and technical resources to determine the indications on which we should focus the development efforts for our product candidates. Due to our limited available financial resources, we have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes. Further, our current clinical trial in platinum-resistant ovarian cancer is designed to be larger than any other clinical trial that we have conducted previously. We currently do not have the financial resources to complete this clinical trial, and cannot assure you that we will be able to obtain sufficient financial resources to complete the trial. If we are forced to terminate the trial early, our chances of obtaining positive results from the clinical trial are likely to be reduced, due to the lower statistical power of smaller clinical trials.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. We currently are pursuing clinical trials in several indications, but we are required by our financial resources to engage only in limited clinical activities. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs, and with research and development programs there is no way to assure that the outcome of any trials or other activities will be positive, whether the program was internally generated or in-licensed.

If we are unable to obtain required regulatory approvals, we will be unable to market and sell our product candidates.

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States, in the European Union and in many other foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA or the European Medicines Agency, or EMA, is unpredictable and often takes many years following the commencement of clinical trials.

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

We have taken and continue to take steps to strengthen our procedures and practices , but we cannot assure you that the FDA will be satisfied with our procedures or that the FDA will not issue warning letters or take other enforcement action against us in the future. The steps we take to strengthen our procedures and conduct future clinical trials necessary for approval will be time-consuming and expensive.

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

Adverse events observed to date and associated with CA4P and OXi4503 have generally been found to be manageable for drugs treating the indications for which we are developing our product candidates. However, we will be required to continue to test and evaluate the safety of our product candidates in additional clinical trials, and to demonstrate their safety to the satisfaction of appropriate regulatory agencies, as a condition to receipt of any regulatory approvals. In clinical trials to date, transient hypertension believed to be associated with CA4P and OXi4503 has been effectively managed through pre-treatment with anti-hypertensive medication. We cannot assure you, however, that we will be able to make the necessary demonstrations of safety to allow us to receive regulatory approval for our product candidates in any indication.

We only have a limited number of employees to manage and operate our business.

As of March 30, 2017, we had a total of 16 full-time employees. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses every year since our inception and, as of December 31, 2016, had an accumulated deficit of over $278 million. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, our continuing clinical trials and development activities with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability.

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

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including patent rights. Currently, we have licensed in certain patent rights from Arizona

State University, or ASU, and the Bristol-Myers Squibb Company for CA4P and OXi4503 and from Baylor University for other programs. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by the agreements. While we are not currently aware of any dispute with any licensors under our material agreements with them, if disputes arise under any of our in-licenses, including our in-licenses from ASU, the Bristol-Myers Squibb Company and Baylor University, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to and seek to resolve these disputes and our business could be harmed by the emergence of such a dispute.

If we lose our rights under these agreements, we may not be able to conduct any further activities with the product candidate or program that the license covered. If this were to happen, we might not be able to develop our product candidates further, or following regulatory approval, if any, we might be prohibited from marketing or commercializing them. In particular, patents previously licensed to us, such as the patents we previously licensed from Angiogene, might after termination be used to stop us from conducting activities in the patents’ respective fields.

We depend on patents and proprietary technology in the course of our business, and we must protect those assets in order to preserve our business.

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

If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to out-license or commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay or prevent our receipt of any proceeds from potential license agreements or product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay or invalidate the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Commercialization or licensure of our product candidates may be delayed or prevented by the imposition of additional conditions on our clinical trials by the FDA, EMA or another foreign regulatory authority or the requirement of additional supportive clinical trials by the FDA, EMA or another foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations, or it could prevent us from being able to complete the clinical trial. In addition, the FDA and EMA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

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

We have been granted orphan drug status for certain of our product candidates and may seek orphan drug status for additional indications for those product candidates or for additional product candidates. We may be unsuccessful in maintaining orphan drug exclusivity for our product candidates and may be unsuccessful in our efforts to seek orphan drug status and orphan drug exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. In the European Union and Japan, orphan drug exclusivity regulations provide for 10 years of marketing exclusivity for orphan drugs that are approved for the treatment of rare diseases or conditions. Our product candidate, CA4P, has been awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, ovarian cancer, neuroendocrine tumors and glioma. Our product candidate, OXi4503, has been awarded orphan drug status by the FDA for the treatment of acute myelogenous leukemia. CA4P has also been awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer, ovarian cancer and neuroendocrine tumors. OXi4503 has been awarded orphan drug status by the European Commission in the European Union for the treatment of acute myelogenous leukemia.

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

Even if we obtain orphan drug exclusivity for a product candidate or additional product candidates, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to prescribe our drugs for a variety of reasons including:

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

More recently, the current U.S. presidential administration has made statements suggesting plans to seek repeal of all or portions of the ACA, and the U.S. Congress is considering such repeal or partial repeal and replacement. There is uncertainty regarding the impact that the President’s administration may have on matters currently governed by the ACA, if any, and any regulatory or legislative changes will likely take time to unfold. These changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our operations and the financial results of our operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global financial concerns have caused, and may continue to cause, extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. We cannot currently anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond our control; a limited public trading market may cause volatility in the price of our common stock.

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act, and may be sold from time to time. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

Our common stock is currently quoted on the OTCQX marketplace. The quotation of our common stock on the OTCQX marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is no longer nationally traded, which could subject our stockholders to significant restrictions and costs.

Our common stock is not currently eligible for trading on the NASDAQ Capital Market or on a national securities exchange. Therefore, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, during the third quarter of 2013, our management determined that we had a material weakness related to the operation of our controls over financial reporting associated with a complex non-routine financing transaction in the second quarter of 2013. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We continue to work on maintaining effective internal controls over financial reporting; however, there can be no assurance that another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We are currently authorized to issue up to 70,000,000 shares of our common stock and 15,000,000 shares of preferred stock. As of December 31, 2016, we had approximately 26,545,000 shares of common stock issued and outstanding, and we had no shares of preferred stock outstanding. As of December 31, 2016, we also had approximately 9,842,000 warrants and 4,177,000 options outstanding.

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

Accordingly, you may have to sell some or all of your common stock in order to generate cash from your investment in Mateon Therapeutics, Inc. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Mateon’s corporate headquarters is located in South San Francisco, California where we lease 5,275 square feet of general office space. The lease for this space, as amended, expires on June 30, 2019. We believe that these facilities will meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective December 8, 2016, the Company’s common stock began trading on the OTCQX Market, operated by OTC Markets, under the symbol “MATN”. From June 20, 2016 to December 8, 2016, the Company’s common stock was traded on The NASDAQ Capital Market under the symbol “MATN”. Prior to June 20, 2016, the Company’s common stock was traded on The NASDAQ Capital Market under the symbol “OXGN”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, rounded to the nearest cent, on the OTCQX Market and on The NASDAQ Capital Market, as applicable, as reported by each of the markets, for each quarterly period during the two most recent fiscal years.

	2016		2015
	High	Low	High	Low
First Quarter	$0.89	$0.49	$1.97	$1.34
Second Quarter	$1.02	$0.52	$1.68	$1.31
Third Quarter	$0.80	$0.55	$1.47	$0.87
Fourth Quarter	$0.63	$0.27	$1.09	$0.65

As of March 30, 2017, there were approximately 41 stockholders of record of the 26,544,934 outstanding shares of the Company’s common stock.

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

Not applicable

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

We are a biopharmaceutical company focused on the development of vascular disrupting agents, or VDAs, for the treatment of cancer. VDAs selectively target the vasculature of cancer tumors and obstruct a tumor’s blood supply without disrupting the blood supply to normal tissues. Treatment with VDAs has been shown to lead to significant central tumor necrosis, which refers to the death of cancer cells. Unlike most other drugs used for the treatment of cancer, our investigational drugs have consistently shown a stronger treatment effect in larger tumors than in smaller tumors.

VDAs are in a class of drugs called vascular targeted therapies, or VTTs, which also includes anti-angiogenic agents, or AAs. Bevacizumab (marketed under the brand name Avastin® by Roche/Genentech) and other currently-approved AA drugs work by preventing the growth of new blood vessels which can supply nutrients to tumor cells. We are seeking to realize the full potential of VTTs in oncology by using the combination of VDAs and AAs to treat cancer tumors. The aim of using a VDA and an AA in combination is for the VDA to directly cut-off the blood supply to the majority of the tumor, while the AA indirectly inhibits angiogenesis, which is the process by which new blood vessels form and re-vascularize the tumor. Our current

VDA development plans are focused on this combination so that the mechanism of action of each drug would complement that of the other — disrupting tumor blood supply in two different ways instead of just one.

We have two clinical stage investigational drugs, both VDAs, that we are currently developing — CA4P and OXi4503. Our lead compound is CA4P. The largest clinical trial of CA4P conducted to date was a phase 2 clinical trial in recurrent ovarian cancer sponsored by the Gynecologic Oncology Group, or GOG, which was completed in 2014 and met its primary endpoint by demonstrating an improvement in progression-free survival for the patients who received CA4P. This trial, referred to as GOG-0186I, compared treatment with CA4P plus bevacizumab to treatment with bevacizumab alone. Based on the positive results of this clinical trial, we are conducting a two-stage, phase 2/3 clinical trial in platinum-resistant ovarian cancer, which will compare treatment with CA4P, bevacizumab and chemotherapy, or the active treatment arm, to treatment with bevacizumab and chemotherapy, or the control arm. CA4P is also being studied in combination with pazopanib in an on-going phase 2 clinical trial in recurrent ovarian cancer, called PAZOFOS, that is sponsored by The Christie Hospital NHS Foundation Trust in the United Kingdom. Our second compound, OXi4503, is being studied in combination with cytarabine in a phase 1/2 clinical trial in the United States in patients with relapsed or refractory acute myelogenous leukemia (AML) or myelodysplastic syndromes (MDS).

During 2016, our resources were focused primarily on initiating our two-stage, phase 2/3 clinical trial of CA4P in platinum-resistant ovarian cancer, called FOCUS, activating clinical sites for the FOCUS study and enrolling patients into both our FOCUS study and our phase 1/2 OXi4503 study in AML. In addition, we completed a phase 2 study of CA4P in neuroendocrine tumors, or NETs and supported the advancement of PAZOFOS into its phase 2 portion. During 2015, our resources were focused primarily on evaluating the potential clinical pathways for CA4P in ovarian cancer and other cancers, planning a phase 2/3 clinical trial in platinum-resistant ovarian cancer, and continuation of a phase 2 clinical trial in NETs.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this report.

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

Research and development expenses

Research and development expenses consist of costs we incur for the development of our investigational drugs and, to a lesser extent, for preclinical research activities. Research and development costs are expensed as incurred. Research and development expenses include clinical trial costs, salaries and benefits of employees, including associated stock-based compensation, payments to clinical investigators, drug manufacturing costs, laboratory supplies and facility costs. Clinical trial costs are a significant component of our research and development expenses, and these can be difficult to accurately estimate. Included in clinical trial costs are fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs. We estimate clinical trial expenses based on the services performed pursuant to contracts with research institutions such as CROs and the actual clinical investigators. These estimates are based on actual time and expenses incurred by the CRO and the clinical investigators. Also included in clinical trial expenses are costs based on the level of patient enrollment into the clinical trial and the actual services performed under the related clinical trial agreement. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. Based on patient enrollment reports and services provided, we may periodically adjust estimates for the clinical trial costs. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed, the length of time for these services or the costs of these services, our actual expenses could differ from our estimates. Although we have not experienced significant changes in our estimates of clinical trial accruals to date, investors should be aware that our FOCUS clinical trial in platinum-resistant ovarian cancer is expected to be larger than any other clinical trial that we have conducted previously.

Share-based compensation

We record the estimated fair value of all share-based payments issued to employees and other service providers. Share-based payments consist primarily of stock options. The valuation of stock options is an inherently subjective process, since market values are not available for long-term, non-transferable stock options in our equity securities. Accordingly, we use a Black-Scholes option pricing model to derive an estimated fair value of the stock options which we issue. The Black-Scholes option pricing model requires certain input assumptions, including the expected term of the options and the expected volatility of our common stock. Changes in these assumptions could have a material impact on the estimated fair value that we record for share-based payments that we issue. We determine the term of the options based on the simplified method, which averages the vesting period and the contractual life of the stock option. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term. The Black-Scholes option pricing model also requires assumptions for risk-free interest rates and the expected dividend yield of our common stock, but we feel that these values are more objective and note that changes in these values do not have a significant impact on the estimated value of the options when compared to the volatility and term assumptions.

We are also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. Accordingly, we perform a historical analysis of option awards that are forfeited prior to vesting, and record total stock option expense that reflects this estimated forfeiture rate.

RESULTS OF OPERATIONS

Years ended December 31, 2016 and 2015

Research and Development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2016	2015	Amount	%
Clinical studies	$3,967	$3,693	$274	7%
Employee compensation and related	2,868	2,520	348	14%
Employee stock-based compensation	404	513	(109)	-21%
Consulting and professional services	757	1,450	(693)	-48%
Drug manufacturing	476	452	24	5%
Other	292	458	(166)	-36%

Total research and development	$8,764	$9,086	$(322)	-4%

In 2016 research and development expenses decreased approximately 4% compared to 2015, mostly due to lower costs paid for consulting and professional services, partially offset by higher employee compensation and clinical study expenses.

Higher expenses were incurred for clinical studies in 2016 as compared to 2015 primarily due to the mid-2016 initiation of the phase 2/3 FOCUS study of CA4P in platinum-resistant ovarian cancer. FOCUS currently represents the most advanced clinical study for our lead investigational drug. There were no comparable costs for FOCUS in 2015. In addition, higher costs were incurred for OX1222, evaluating OXi4503 in AML, after this clinical trial was expanded in late 2015. Partially offsetting the higher costs incurred for FOCUS and OX1222 were lower expenses for the NET study, for which we completed patient visits in mid-2016 compared to a full year for 2015.

Employee compensation and related expenses increased in 2016 compared to 2015 primarily due to our mid-to-late 2015 hiring of additional research and development personnel to support our drug development programs, including the FOCUS study for CA4P. Expenses for these employees were incurred for all of 2016 compared to only a portion of 2015. In addition to supporting the FOCUS study, we hired these employees to reduce our reliance on outside consultants to conduct similar work. Employee stock-based compensation decreased in 2016 compared to 2015 primarily due to vesting of certain options during 2015.

The decrease in consulting and professional services for 2016 compared to 2015 is primarily due to a lower level of use of outside consultants after we hired additional research and development employees during the second half of 2015. In addition, during 2015 we incurred a higher level of consulting costs as we sought additional outside expertise as we evaluated various development strategies for CA4P.

Timing of drug manufacturing costs is variable and is impacted by the timing of when drug product is needed for clinical trials, product expiration or re-test requirements, potential regulatory filings and scheduling of production batches based on the drug manufacturer’s generally long lead time requirements. During 2016 and 2015, we did not need to manufacture any new batches of our investigational drugs. Costs for both years were generally limited to required packaging and labeling for clinical trials, drug stability and other work to support our investigational drugs.

Other expenses include facility related expenses and licensing fees which decreased in 2016 compared to 2015 primarily due to lower licensing fees paid for rights to our drug product candidates.

Because we plan to continue our FOCUS study of CA4P in platinum-resistant ovarian cancer and continue with our OX1222 study of OXi4503 in AML in 2017, subject to available funding to continue those trials, we expect research and development expenses to increase in 2017, particularly for clinical studies.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2016	2015	Amount	%
Employee compensation and related	$2,039	$1,928	$111	6%
Employee stock-based compensation	399	154	245	159%
Consulting and professional services	2,082	1,927	155	8%
Other	475	587	(112)	-19%

Total general and administrative	$4,995	$4,596	$399	9%

In 2016 general and administrative expenses increased approximately 9% compared to 2015, mostly due to higher costs for stock-based compensation.

Employee compensation and related expenses increased in 2016 compared to 2015 as a result of several positons converting from part-time to full time in the latter half of 2015, resulting in a full year of full-time costs for 2016 compared to only a portion of 2015, as well as higher housing costs associated with employee relocation in 2016, partially offset by lower severance expense in 2016.

The increase in employee stock-based compensation in 2016 compared to 2015 was due to the 2016 vesting of stock options granted shortly after stockholder approval of a new option plan in mid-2015, higher levels of stock options granted during 2016 and options granted during 2016 to new directors appointed to our board.

Consulting and professional services expenses increased in 2016 compared to 2015 due to higher legal and business development costs.

Other expenses, which include facility related expenses, insurance expenses and taxes that are not based on income decreased for 2016 compared to 2015 due to lower fees paid in several different areas, none of which were individually significant.

We expect general and administrative expenses to increase in 2017 to support our planned increase in clinical development activities, as well as for additional business development and investor relations efforts.

LIQUIDITY AND CAPITAL RESOURCES

We are developing two investigational drugs, both VDAs, for the treatment of cancer and currently have no sources of revenue. We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our VDAs. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of December 31, 2016, we had an accumulated deficit of over $278 million, including a net loss of approximately $13.7 million in 2016, and cash, cash equivalents and short-term investments of approximately $12.0 million, which we expect to be sufficient to fund our operations into approximately October 2017. If we are unable to secure additional funding prior to that date, we may be required to scale back or conclude our development activities altogether.

If we are able to secure additional funding to continue our operations, we expect to incur significant additional costs and expenses over at least the next several years as a result of our plans to develop VDAs for the treatment of cancer, including continuing our existing clinical trials as well as conducting new, additional clinical trials and anticipated research and development expenditures. We anticipate that our development will include continuing our current clinical trials as well as new clinical trials and additional research and development expenditures.

No cash was provided by financing activities in 2016. Cash provided by financing activities of $9.2 million in 2015 represents proceeds from the issuance of common stock and warrants. We will require additional capital before we can complete all planned clinical trials and development of CA4P and OXi4503. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms and would be dilutive to our current stockholders. Debt financing, if available, may involve restrictive covenants and could also be dilutive to our current stockholders. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us.

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. Our ability to raise additional capital was significantly impaired following our delisting from The NASDAQ Capital Market in December 2016.

Contractual Obligations

The following table presents information regarding our non-cancelable contractual obligations, which consists of our facility lease, as of December 31, 2016:

Amount (in thousands)
2017	215
2018	221
2019	112

Total lease obligations	$548

Our current drug development programs are based on a series of compounds called combretastatins, which we have exclusively licensed from Arizona State University, or ASU. If our current drug candidates are approved, we will be required to pay low to mid-single-digit royalties on future net sales of products associated with the ASU patent rights until these patent rights expire.

We also have an exclusive license from Bristol-Myers Squibb, or BMS, for certain patent rights to particular combretastatins, including CA4P. If CA4P is approved, we will be required to pay low-single-digit royalties on future net sales of products associated with the BMS patent rights until these patent rights expire.

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

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, OUM & Co., LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2016 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1 — Election of Directors,” “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers of the Company” and “Corporate Code of Conduct and Ethics” to be included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” to be included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions,” “Board and Committee Meetings” and “Executive Compensation” to be included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Audit Fees” to be included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013 and June 16, 2016.				x

3.2	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

4.1	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.2	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.4	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.5	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

4.6	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.7	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.5	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.10	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.11	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.12	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.4

10.13	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.14	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.15	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.16	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.17	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.18	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.19	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.20	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective July 2014. +	10-Q	8/8/2014	10.4

10.22	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.23	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.24	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.25	Employment Agreement by and between the Registrant and David J. Chaplin, dated as of May 16, 2014. +	10-Q	8/8/2014	10.1

10.26	Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of May 12, 2015. +	10-Q	8/6/2015	10.3

10.27	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.28	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.29	Securities Purchase Agreement, dated as of March 20, 2015, by and among the Registrant and the purchasers named therein.	8-K	3/20/2015	10.1

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

23.1	Consent of Independent Registered Public Accounting Firm.				x

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2016 and December 31, 2015				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/S/ WILLIAM D. SCHWIETERMAN
William D. Schwieterman Chief Executive Officer

Date: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	President, Chief Executive Officer and Chairman of the Board and Director (Principal executive officer)	March 30, 2017

/S/ MATTHEW M. LOAR Matthew M. Loar	Chief Financial Officer (Principal financial and accounting officer)	March 30, 2017

/S/ DAVID J. CHAPLIN David J. Chaplin	Director	March 30, 2017

/S/ SIMON C. PEDDER Simon C. Pedder	Director	March 30, 2017

/S/ DONALD R. REYNOLDS Donald R. Reynolds	Director	March 30, 2017

/S/ BOBBY W. SANDAGE, JR. Bobby W. Sandage, Jr.	Director	March 30, 2017

MATEON THERAPEUTICS, INC.

Index to Financial Statements

The following financial statements of Mateon Therapeutics, Inc.:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Mateon Therapeutics, Inc.

We have audited the accompanying balance sheets of Mateon Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mateon Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ OUM & CO. LLP

San Francisco, California

March 30, 2017

MATEON THERAPEUTICS, INC.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,535	$27,285
Short-term investments	8,512	—
Prepaid clinical trial expenses	1,946	38
Other prepaid expenses and current assets	77	67

Total current assets	14,070	27,390
Property and equipment, net	11	30
Other assets	33	33

Total assets	$14,114	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310	$287
Accrued compensation and employee benefits	842	636
Accrued clinical trial expenses	64	918
Other accrued liabilities	398	262

Total current liabilities	1,614	2,103

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	290,698	289,894
Accumulated deficit	(278,463)	(264,809)

Total stockholders’ equity	12,500	25,350

Total liabilities and stockholders’ equity	$14,114	$27,453

See accompanying notes.

MATEON THERAPEUTICS, INC.

Statements of Comprehensive Loss

(in thousands, except per share data)

	2016	2015
Operating expenses:
Research and development	$8,764	$9,086
General and administrative	4,995	4,596

Total operating expenses	13,759	13,682

Loss from operations	(13,759)	(13,682)
Interest income	106	27
Other income (expense)	(1)	1

Net loss and comprehensive loss	$(13,654)	$(13,654)

Basic and diluted net loss per share attributable to common stock	$(0.51)	$(0.54)

Weighted-average number of common shares outstanding	26,545	25,201

See accompanying notes.

MATEON THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2014	20,705	$207	$279,952	$(251,155)	$29,004
Net loss and comprehensive loss	—	—	—	(13,654)	(13,654)
Issuance of common stock in a private placement, net of issuance costs of $805	5,840	58	9,136	—	9,194
Stock based compensation expense	—	—	806	—	806

Balance December 31, 2015	26,545	$265	$289,894	$(264,809)	$25,350
Net loss and comprehensive loss	—	—	—	(13,654)	(13,654)
Stock based compensation expense	—	—	804	—	804

Balance December 31, 2016	26,545	$265	$290,698	$(278,463)	$12,500

See accompanying notes.

MATEON THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	2016	2015
Operating activities:
Net loss	$(13,654)	$(13,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	20
Stock-based compensation	804	806
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,918)	217
Accounts payable and accrued expenses	(489)	684

Net cash used in operating activities	(15,238)	(11,927)

Investing activities:
Purchase of short-term investments	(21,014)	—
Sale of short-term investments	12,502	—
Purchase of property and equipment	—	(13)

Net cash used in investing activities	(8,512)	(13)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,194

Net cash provided by financing activities	—	9,194

Decrease in cash and cash equivalents	(23,750)	(2,746)
Cash and cash equivalents at beginning of year	27,285	30,031

Cash and cash equivalents at end of year	$3,535	$27,285

See accompanying notes.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2016

1.    Description of Business

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

Short-term Investments

All marketable securities have been classified as “available for sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio to be available for use in current operations. Accordingly, the Company classifies certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, if material, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method.

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and short-term investments, which consist of U.S. government treasury bills, corporate bonds and commercial paper. The Company holds its cash and short-term investments with one financial institution.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded and stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years, or the applicable lease term, whichever is less.

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

Research and Development Expenses

The Company charges all research and development costs, both internal and external, to expense when incurred. The Company’s research and development expenses consist primarily of clinical trial expenses, personnel costs, including salaries, benefits and stock-based compensation, costs associated with manufacturing the Company’s drug product for clinical use and required regulatory filings, licenses and fees, and overhead allocations consisting of various support and facility-related costs.

Clinical trial expenses represent a significant component of the Company’s research and development expenses. A large portion of the costs for the Company’s clinical trials are paid to or through CROs. The Company monitors levels of services provided under each significant contract including the extent of patient enrollment and other activities through communications with its CROs and with investigator sites. Costs are accrued for clinical studies performed by CROs over the service periods specified in the contracts and estimates are adjusted, if required, based upon ongoing review of the level of effort and costs actually incurred by the CROs.

The manufacturing of the Company’s drug investigational drugs is outsourced to third-party manufacturers. The drug manufacturing costs are expensed as incurred.

Comprehensive Net Loss

For the periods presented, there are no components of other comprehensive income or accumulated comprehensive income and the net loss is equal to the comprehensive loss.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

Stock-based Compensation

The Company expenses the estimated fair value of all share-based payments issued to employees on a straight-line basis over the vesting period. The Company has equity incentive plans that provides for the award of stock options, restricted stock and stock appreciation rights to employees, directors and consultants to the Company.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2017 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of December 31, 2016, had an accumulated deficit of over $278 million. The company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of December 31, 2016, the Company had approximately $12 million in cash and short-term

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

investments. Based on the Company’s planned operations, Management expects Mateon’s existing cash and short-term investments to support operations into October 2017. Prior to this time, the Company will need to secure additional funding or could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain operations past October 2017, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations beyond this date. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

3.    Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$671	$—	$—	$671
Money market funds	2,864	—	—	2,864
U.S. government treasury bills	3,008	—	—	3,008
Corporate bonds and commercial paper	5,504	—	—	5,504

	$12,047	$—	$—	$12,047

Reported as:
Cash and cash equivalents				$3,535
Short-term investments				8,512

Total cash, cash equivalents and short-term investments				$12,047

As of December 31, 2016, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than one year, and the Company has the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

4.    Fair Value Measurements

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

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide reasonably accurate pricing information on an ongoing basis.

Level 2 — Inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,864	$—	$—	$2,864
U.S. government treasury bills	—	3,008	—	3,008
Corporate bonds and commercial paper	—	5,504	—	5,504

Total	$2,864	$8,512	$—	$11,376

5.    Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Equipment	$226	$226
Furniture and fixtures	36	36
Leasehold improvements	6	6

Total assets	268	268
Less accumulated depreciation	(257)	(238)

Total property and equipment, net	$11	$30

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

6.    Stockholders’ Equity

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

Warrants

The following is a summary of the Company’s outstanding common stock warrants:

Expiration Date	Exercise Price	December 31, (in thousands)
		2016	2015
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/18/19	$2.75	1,872	1,872
02/11/19	$2.56	293	293
08/28/19	$2.90	2,700	2,700
06/14/17	$3.70	216	216
03/25/20	$1.71	2,920	2,920
03/20/20	$2.13	234	234

Total Warrants Outstanding		9,842	9,842

No warrants were exercised during the years ended December 31, 2016 and 2015.

All warrants outstanding at December 31, 2016 and 2015 were recorded by the Company as equity at the time of issuance.

Options and restricted stock

As of December 31, 2016, options to purchase common stock were outstanding under two stockholder-approved plans — the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Options to purchase common stock may no longer be made under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2015 Plan, up to 4,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors. The 2015 Plan also allows additional shares of the Company’s common stock to be issued if awards previously authorized or outstanding under the Company’s 2005 Stock Plan are cancelled, forfeited, surrendered, or terminated. Under the 2005 Plan, up to 726,000 shares of the Company’s common may be issued or transferred to the 2015 Plan.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

The following is a summary of the Company’s stock option activity under its 2015 and 2005 Plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2014	54	672	$3.63	8.49
Options granted	(1,842)	1,842	$1.95
Options forfeited	483	(483)	$1.93
Options authorized	4,000	—

Balance at December 31, 2015	2,695	2,031	$2.01	8.44
Options granted	(2,569)	2,569	$0.70
Options forfeited	423	(423)	$1.74

Balance at December 31, 2016	549	4,177	$1.47	8.14	$—

Vested and exercisable at December 31, 2016		1,053	$2.20	6.96	$—
Vested and expected to vest at December 31, 2016		3,226	$1.33	8.00	$—
Unvested at December 31, 2016		3,124	$1.23

As of December 31, 2016 there was approximately $1.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

The weighted average fair value of stock options issued in 2016 and 2015 was $0.51 and $1.05, respectively.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2016	2015
Risk-free interest rate	1.5%	1.7%
Expected life (years)	6.0	6.0
Expected volatility	88%	92%
Dividend yield	0%	0%

In calculating the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price,

•	the grant date price of the Company’s common stock,

•	the expected term of the option,

•	the expected volatility of the Company’s common stock,

•	the expected dividends on the Company’s common stock, and

•	the risk-free interest rate for the expected option term.

MATEON THERAPEUTICS, INC.

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

7.    Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,177,000 stock options and 9,842,000 warrants at December 31, 2016 and 2,031,000 stock options and 9,842,000 warrants at December 31, 2015, were excluded from the calculation of weighted average shares for diluted net loss per share.

8.    Income Taxes

The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$85,148	$83,558
Stock based compensation	435	333
Research and development credits	2,925	2,628
Fixed assets	2,617	1
Accruals	391	239

Total Deferred tax assets	91,516	86,759
Valuation allowance	(91,516)	(86,759)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2016 and 2015 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $4,757,000 and $4,300,000 for the years ended December 31, 2016 and 2015, respectively. As all of the

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

Company’s deferred tax assets have been reserved for in a valuation allowance, no provision for (benefit from) income taxes has been recorded in the accompanying financial statements.

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $241,832,000 for Federal income tax purposes which will begin to expire in 2020, and net operating loss carry-forwards for California state income tax purposes of $50,135,000 which will begin to expire in 2017. The Company had federal research and development tax credits of $3,148,000 which will begin to expire in 2021. The Company also had state research and development tax credits in California of $1,139,000 which have no expiration.

The utilization of the Company’s net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2016	2015
Federal statutory rate	34.00%	34.00%
State income taxes	0.42	(0.49)
Federal NOL adjustment	—	(0.43)
State NOL expired or adjusted	—	(0.07)
Permanent items	(0.97)	(3.26)
Stock compensation	(0.37)	(0.11)
Federal research credits	1.75	1.86
State rate change	—	—
Miscellaneous	—	—
(Increase)/ Decrease in Valuation Allowance	(34.83)	(31.50)

Provision for income taxes	0.00%	0.00%

At December 31, 2016, the Company had $1,072,000 of unrecognized tax benefits related to research and development credits.

The change in unrecognized tax benefits from December 31, 2014 is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2014	$1,093
Increase in prior year unrecognized tax benefits	195
Increase in current year unrecognized tax benefits	122

Unrecognized tax benefits as of December 31, 2015	1,410
Decrease in prior year unrecognized tax benefits	(447)
Increase in current year unrecognized tax benefits	109

Unrecognized tax benefits as of December 31, 2016	$1,072

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. As of December 31, 2016, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements — (Continued)

There are currently no federal or state audits in progress. Tax years still subject to examination for Federal and the State authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 the Company has no accrued interest and penalties related to uncertain tax positions.

9.    Commitments and Contingencies

The Company has a lease for its corporate headquarters which expires on June 30, 2019. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California. Rental expense for the years ended December 31, 2016 and 2015 was $208,000 and $210,000, respectively. The future minimum lease payments required under the lease are as follows:

Amount
(in thousands)
2017	215
2018	221
2019	112

Total lease obligations	$548

10.    Retirement Savings Plan

The Company sponsors a savings plan available to all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 99% of their pre-tax salary to the plan, subject to statutory limitations. The Company is able to match participant contributions, although to date the Company has not provided any matching payments to participants.

11.    Related Party Transactions

A portion of the compensation paid to David Chaplin, Ph.D., the Company’s Chief Scientific Officer and former Chief Executive Officer, was paid to Aston Biopharma Ltd. for services Dr. Chaplin performed for the Company while in the United Kingdom. The amounts paid to Aston Biopharma Ltd. aggregated $137,000 and $190,000 in 2016 and 2015, respectively.

Dr. Chaplin and his wife beneficially own 33% of Angiogene Pharmaceuticals Ltd. (“Angiogene”), a company from which Mateon had previously licensed certain rights to patent applications. In 2016, the Company terminated its agreement with Angiogene and no payments were made to Angiogene. In 2015, in accordance with the terms of the agreement, the Company paid Angiogene $75,000.

12.    Subsequent Events

On January 12, 2017, the Company’s board of directors adopted the Mateon Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors.