Form 10-Q
period 2017-03-31
MATEON THERAPEUTICS INC
filed 2017-05-08
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 8, 2017, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “may,” “will,” “would,” “expect,” “plan,” “anticipate,” “could,” “project,” “believe,” “estimate,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms and other words and terms of similar meaning.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding the initiation, timing, progress and results of our preclinical and clinical trials; anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our product candidates and any future products we may develop; the clinical development of and the process of commercializing CA4P, which is also known as combretastatin A4-phosphate, fosbretabulin or fosbretabulin tromethamine; the efficacy of the combination of CA4P with bevacizumab; research and development programs including preclinical studies; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our product candidates and any future products we may develop and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our product candidates and any future products we may develop and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the SEC) on March 30, 2017 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,041	$3,535
Short-term investments	2,303	8,512
Prepaid clinical trial expenses	1,542	1,946
Other prepaid expenses and current assets	248	77

Total current assets	10,134	14,070

Property and equipment, net	8	11
Other assets	33	33

Total assets	$10,175	$14,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$310
Accrued compensation and employee benefits	488	842
Accrued clinical trial expenses	62	64
Other accrued liabilities	531	398

Total current liabilities	1,393	1,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized;
No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized;
26,545 shares issued and outstanding	265	265
Additional paid-in capital	290,938	290,698
Accumulated deficit	(282,421)	(278,463)

Total stockholders’ equity	8,782	12,500

Total liabilities and stockholders’ equity	$10,175	$14,114

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$2,848	$1,980
General and administrative	1,122	1,372

Total operating expenses	3,970	3,352

Loss from operations	(3,970)	(3,352)

Interest income	14	28
Other expense	(2)	(1)

Net loss and comprehensive loss	$(3,958)	$(3,325)

Basic and diluted net loss per share attributable to common stock	$(0.15)	$(0.13)

Weighted-average number of common shares outstanding	26,545	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(3,958)	$(3,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	5
Stock-based compensation	240	192
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	233	(1,192)
Accounts payable and accrued expenses	(221)	(79)

Net cash used in operating activities	(3,703)	(4,399)

Investing activities:
Purchase of short-term investments	—	(12,610)
Sale of short-term investments	6,209	—

Net cash provided by (used in) investing activities	6,209	(12,610)

Increase (decrease) in cash and cash equivalents	2,506	(17,009)

Cash and cash equivalents at beginning of period	3,535	30,031

Cash and cash equivalents at end of period	$6,041	$13,022

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company seeking to realize the full potential of vascular targeted therapy in oncology. Vascular targeted therapy includes vascular disrupting agents (VDAs), such as the investigational drugs that Mateon is developing, and anti-angiogenic agents (AAs), a number of which are approved and widely used in oncology indications. Mateon’s VDAs selectively obstruct a tumor’s blood supply without obstructing the blood supply to normal tissues, and treatment with Mateon’s VDAs has been shown to lead to significant central tumor necrosis. The Company believes that the treatment of cancer would be significantly improved if VDAs and AAs were used together, due to their complementary mechanisms of action. In combination, the VDA would occlude the blood vessels in the interior of a tumor while the AA would prevent the formation of new tumor blood vessels. The Company has two VDA drug candidates currently being tested in clinical trials, CA4P (combretastatin A4 phosphate, or fosbretabulin) and OXi4503. The Company was originally incorporated under the name OXiGENE, Inc. in 1988 in the state of New York, reincorporated in 1992 in the state of Delaware and changed its name to Mateon Therapeutics, Inc. on June 17, 2016.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2016.

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

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of March 31, 2017, had an accumulated deficit of over $282 million. The company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of March 31, 2017, the Company had approximately $8.3 million in cash and short-term investments. Based on the Company’s planned operations, Management expects Mateon’s existing cash and short-term investments to support operations into October 2017. Prior to this time, the Company will need to secure additional funding or it could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain operations past October 2017, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations beyond this date. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if access is not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU became effective for Mateon’s interim and annual reporting periods beginning January 1, 2017, and the adoption of this standard did not have a material impact on the Company’s financial statements. As part of the adoption of this standard, the Company elected to continue estimating the expected option forfeiture rate.

2.	Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$654	$—	$—	$654
Money market funds	5,387	—	—	5,387
U.S. government treasury bills	601	—	—	601
Corporate bonds and commercial paper	1,702	—	—	1,702

	$8,344	$—	$—	$8,344

Reported as:
Cash and cash equivalents				$6,041
Short-term investments				2,303

Total cash, cash equivalents and short-term investments				$8,344

As of March 31, 2017, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than six months, and the Company has the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$5,387	$—	$—	$5,387
U.S. government treasury bills	—	601	—	601
Corporate bonds and commercial paper	—	1,702	—	1,702

Total	$5,387	$2,303	$—	$7,690

4.	Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

Expiration Date	Exercise Price	March 31, 2017	December 31, 2016
		(in thousands)
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/18/19	$2.75	1,872	1,872
02/11/19	$2.56	293	293
08/28/19	$2.90	2,700	2,700
06/14/17	$3.70	216	216
03/25/20	$1.71	2,920	2,920
03/20/20	$2.13	234	234

Total Warrants Outstanding		9,842	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2016	549	4,177	$1.47	8.14
Options authorized	2,000
Options granted	(2,120)	2,120	$0.40
Options forfeited	361	(361)	$1.19

Balance at March 31, 2017	790	5,936	$1.11	8.59	$933

Vested and exercisable at March 31, 2017		1,557	$1.68	7.64	$55

Vested and expected to vest at March 31, 2017		4,394	$1.04	8.41	$600

Unvested at March 31, 2017		4,379	$0.91

As of March 31, 2017, there was approximately $1.4 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Three months ended March 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected life (years)	6.3	6.0
Expected volatility	89%	89%
Dividend yield	0%	0%

5.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 5,936,000 stock options and 9,842,000 warrants at March 31, 2017 and 3,861,000 stock options and 9,842,000 warrants at March 31, 2016, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The following discussion and analysis should also be read in conjunction with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

VDAs are in a class of drugs called vascular targeted therapies, or VTTs, which also includes anti-angiogenic agents, or AAs. Bevacizumab (marketed under the brand name Avastin® by Roche/Genentech) and other currently-approved AA drugs work by preventing the growth of new blood vessels which can supply nutrients to tumor cells. We are seeking to realize the full potential of VTTs in oncology by using the combination of VDAs and AAs to treat cancer tumors. The aim of using a VDA and an AA in combination is for the VDA to directly cut off the blood supply to the majority of the tumor, while the AA indirectly inhibits angiogenesis, which is the process by which new blood vessels form and re-vascularize the tumor. Our current VDA development plans are focused on this combination so that the mechanism of action of each drug would complement that of the other – disrupting tumor blood supply in two different ways instead of just one.

We have two clinical stage investigational drugs, both VDAs, that we are currently developing – CA4P and OXi4503. Our most advanced compound is CA4P. The largest clinical trial of CA4P conducted to date was a phase 2 clinical trial in recurrent ovarian cancer sponsored by the Gynecologic Oncology Group, or GOG, which was completed in 2014 and met its primary endpoint by demonstrating an improvement in progression-free survival for the patients who received CA4P. This trial, referred to as GOG-0186I, compared treatment with CA4P plus bevacizumab to treatment with bevacizumab alone. Based on the positive results of this clinical trial, we are conducting the FOCUS Study, which is a two-stage, phase 2/3 clinical trial in platinum-resistant ovarian cancer. FOCUS is comparing treatment with the three-drug combination of CA4P, bevacizumab and chemotherapy, or the active treatment arm, to treatment with the current standard of care, the two-drug combination of bevacizumab and chemotherapy, or the control arm. CA4P is also being studied in combination with pazopanib in an on-going phase 2 clinical trial in recurrent ovarian cancer that is sponsored by The Christie Hospital NHS Foundation Trust in the United Kingdom and a phase 1 study in combination with everolimus in neuroendocrine tumors that is sponsored by the Markey Cancer Center at the University of Kentucky. Our second compound, OXi4503, is being studied in combination with cytarabine in a phase 1/2 clinical trial in the United States in patients with relapsed or refractory acute myelogenous leukemia (AML) or myelodysplastic syndromes (MDS).

Recent Developments

On April 18, 2017, we announced results from the first scheduled interim analysis of the on-going FOCUS Study. The interim analysis was conducted after the first 20 patients enrolled into the trial had been treated for at least two months or had discontinued from the trial. Interim results indicated that no significant CA4P safety issues had been identified in the trial, and that the initial efficacy was in favor of CA4P, with 22% (2/9) of patients in the treatment arm responding compared to 9% (1/11) of patients in the control arm. As of May 8, 2017, we had enrolled approximately 40 patients into the FOCUS Study.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

Research and Development expenses

Research and development expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 largely due to additional clinical trial activity related to our lead investigational drug, CA4P. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2017	2016	Amount	%
Clinical studies	$1,260	$817	$443	54%
Employee compensation and related	964	709	255	36%
Employee stock-based compensation	105	88	17	19%
Consulting and professional services	197	229	(32)	-14%
Drug manufacturing	242	54	188	348%
Other	80	83	(3)	-4%

Total research and development	$2,848	$1,980	$868	44%

Higher expenses were incurred for clinical studies for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to our phase 2/3 FOCUS study of CA4P in platinum-resistant ovarian cancer. FOCUS represents the most advanced clinical study for our lead investigational drug. We initiated this study in June 2016, and through March 31, 2017 had enrolled approximately 28 patients into the trial, significantly increasing costs for the 2017 period as compared to our incurring only planning costs for this trial during the 2016 period. The higher clinical study costs in 2017 associated with FOCUS were partially offset by lower clinical costs for a study of CA4P in neuroendocrine tumors, or NETs, which completed during 2016. Clinical study costs for OXi4503 in acute myeloid leukemia were similar in the two periods.

Employee compensation and related expenses increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to severance incurred during the 2017 period as a result of a reduction in our development headcount in an area not directly related to the clinical trials. In addition, we hired an additional headcount in late 2016 to assist with recruitment of patients into the FOCUS study, also increasing costs for the 2017 period. Employee stock-based compensation increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to one-year initial cliff vesting of stock options granted in March 2016, resulting in a reduction to the estimated forfeiture rates for this tranche, which increases expense, and the earlier timing of employee options grants during 2017.

Consulting and professional services decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 because we incurred planning costs with outside clinical experts for the FOCUS trial in platinum-resistant ovarian cancer during the 2016 period prior to the study’s initiation, and these were not required during 2017.

Timing of drug manufacturing costs is variable and is impacted by the timing of when drug product is needed for clinical trials, product expiration or re-test requirements, potential regulatory filings and scheduling of production batches based on the drug manufacturer’s generally long lead time requirements. The increase in drug manufacturing expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to additional work related to optimization of the manufacturing process for our VDAs.

Other expenses include facility related expenses which were comparable in the 2017 and 2016 periods.

Our FOCUS study of CA4P in platinum-resistant ovarian cancer is on-going, and we are adding clinical trial sites, enrolling additional patients and continuing to treat existing patients. As a result, we expect research and development expenses to continue to increase in 2017, particularly for clinical studies, subject to our ability to secure sufficient funding to continue these studies.

General and administrative expenses

General and administrative expenses decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to lower consulting and professional services. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2017	2016	Amount	%
Employee compensation and related	$527	$588	$(61)	-10%
Stock-based compensation	135	104	31	30%
Consulting and professional services	371	577	(206)	-36%
Other	89	103	(14)	-14%

Total general and administrative	$1,122	$1,372	$(250)	-18%

Employee compensation and related expenses decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to lower estimated expenses for employee bonuses, less travel and lower net amount of vacation earned.

The increase in employee stock-based compensation for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to one-year initial cliff vesting of stock options granted in March 2016, resulting in a reduction to the estimated forfeiture rates for this tranche, which increases expense, and the earlier timing of employee options grants during 2017.

Consulting and professional services expenses decreased for the three months ended March 31, 2017 due to incurrence of significantly higher market research costs during the three months ended March 31, 2016.

Other expenses, which include facility related expenses, insurance expenses and taxes that are not based on income, decreased for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016 due to lower fees paid in several different areas, none of which were individually significant.

We expect general and administrative expenses to increase in 2017 to support our planned increase in clinical development activities, as well as for additional business development and investor relations efforts, subject to our ability to secure sufficient funding to continue these activities.

LIQUIDITY AND CAPITAL RESOURCES

We are currently developing two investigational drugs, both VDAs, for the treatment of cancer and currently have no sources of revenue to support the development costs for these investigational drugs. Accordingly, we measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of March 31, 2017, we had an accumulated deficit of over $282 million, including a net loss of approximately $4.0 million for the first quarter of 2017 and a net loss of $13.7 million for the year ended December 31, 2016. As of March 31, 2017, we held cash, cash equivalents and short-term investments of approximately $8.3 million, which we expect to be sufficient to fund our operations into approximately October 2017. If we are unable to secure additional funding prior to that date, we may be required to scale back or conclude our development activities altogether.

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

Our ability to access capital when needed is not assured and, if access is not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith
10.1@	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan.	8-K	01/13/2017	10.1
10.2@	Form of Option Agreement under Mateon Therapeutics, Inc. 2017 Equity Incentive Plan.	8-K	01/13/2017	10.2
10.3@	Amended and Restated Mateon Therapeutics, Inc. 2015 Equity Incentive Plan.	8-K	01/13/2017	10.3
10.4@	Amended and Restated Mateon Therapeutics, Inc. 2005 Stock Plan.	8-K	01/13/2017	10.4
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements				x

@ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: May 8, 2017	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)