Form 10-Q
period 2017-06-30
MATEON THERAPEUTICS INC
filed 2017-08-02
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of July 31, 2017, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

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

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as those relating to our cash resources and our need and ability to raise additional capital in the near term in order to continue operations; our estimates regarding the initiation, timing, progress and results of our preclinical and clinical trials; anticipated operating losses, future performance and projected expenses; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our product candidates and any future products we may develop; the clinical development of and the process of commercializing CA4P, which is also known as combretastatin A4-phosphate, fosbretabulin or fosbretabulin tromethamine; the efficacy of the combination of CA4P with bevacizumab; research and development programs including preclinical studies; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our product candidates and any future products we may develop and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our product candidates and any future products we may develop and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the SEC) on March 30, 2017 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,004	$3,535
Short-term investments	—	8,512
Prepaid clinical trial expenses	1,162	1,946
Other prepaid expenses and current assets	324	77

Total current assets	6,490	14,070

Property and equipment, net	6	11
Other assets	33	33

Total assets	$6,529	$14,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401	$310
Accrued compensation and employee benefits	483	842
Accrued clinical trial expenses	120	64
Other accrued liabilities	421	398

Total current liabilities	1,425	1,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	291,144	290,698
Accumulated deficit	(286,305)	(278,463)

Total stockholders’ equity	5,104	12,500

Total liabilities and stockholders’ equity	$6,529	$14,114

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,019	$2,374	$5,867	$4,354
General and administrative	877	1,296	1,999	2,668

Total operating expenses	3,896	3,670	7,866	7,022

Loss from operations	(3,896)	(3,670)	(7,866)	(7,022)

Interest income	12	29	26	57
Other expense	—	—	(2)	(1)

Net loss and comprehensive loss	$(3,884)	$(3,641)	$(7,842)	$(6,966)

Basic and diluted net loss per share attributable to common stock	$(0.15)	$(0.14)	$(0.30)	$(0.26)

Weighted-average number of common shares outstanding	26,545	26,545	26,545	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(7,842)	$(6,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	11
Stock-based compensation	446	427
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	537	(930)
Accounts payable and accrued expenses	(189)	(486)

Net cash used in operating activities	(7,043)	(7,944)

Investing activities:
Purchase of short-term investments	—	(15,604)
Sale of short-term investments	8,512	4,202

Net cash provided by (used in) investing activities	8,512	(11,402)

Increase (decrease) in cash and cash equivalents	1,469	(19,346)

Cash and cash equivalents at beginning of period	3,535	27,285

Cash and cash equivalents at end of period	$5,004	$7,939

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

June 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

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

Going Concern Evaluation

The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. The Company has experienced net losses every year since inception and, as of June 30, 2017, had cash and cash equivalents of $5.0 million and an accumulated deficit of over $286 million. The Company’s net loss was $3.9 million and $7.8 million for the three and six month periods ended June 30, 2017, respectively. The Company has no source of revenue and does not expect to receive any product revenue in the near future. If the Company remains in operation, the Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. Based on the Company’s planned operations, Management expects the Company’s existing cash and cash equivalents to support its operations only into October 2017. Prior to this time, the Company will need to secure additional funding or it could be forced to curtail or terminate its drug development programs and its operations. Because the Company does not currently have a source of working capital that will sustain its planned operations past October 2017, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Any additional equity financing, if available, may not be available on favorable terms and would most likely be dilutive to current stockholders. Any debt financing, if available, would likely involve restrictive covenants and may also result in dilution to current stockholders. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital in any form is not assured and is likely to be dependent on upcoming clinical trial results, which are not under the control of the Company. If access to additional capital is not achieved on a timely basis, it would materially harm the Company’s business, financial condition and results of operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-2, “Leases.” This ASU requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” addressing several specific cash flow issues to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The Company currently does not expect the adoption of this ASU to have a material impact on its financial statements.

2.	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$304	$—	$—	$304
Money market funds	4,700	—	—	4,700

Total cash and cash equivalents	$5,004	$—	$—	$5,004

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$671	$—	$—	$671
Money market funds	2,864	—	—	2,864
U.S. government treasury bills	3,008	—	—	3,008
Corporate bonds and commercial paper	5,504	—	—	5,504

	$12,047	$—	$—	$12,047

Reported as:
Cash and cash equivalents	$3,535
Short-term investments	8,512

Total cash, cash equivalents and short-term investments	$12,047

3.	Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	4,700	—	—	4,700

Total	$4,700	$—	$—	$4,700

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,864	$—	$—	$2,864
U.S. government treasury bills	—	3,008	—	3,008
Corporate bonds and commercial paper	—	5,504	—	5,504

Total	$2,864	$8,512	$—	$11,376

4.	Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

Expiration Date	Exercise Price	June 30, 2017	December 31, 2016
		(in thousands)
6/14/2017	$3.70	—	216
4/16/2018	$3.40	1,460	1,460
9/23/2018	$2.80	147	147
2/11/2019	$2.56	293	293
2/18/2019	$2.75	1,872	1,872
8/28/2019	$2.90	2,700	2,700
3/20/2020	$2.13	234	234
3/25/2020	$1.71	2,920	2,920

		9,626	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2016	549	4,177	$1.47	8.14

Options authorized	2,000
Options granted	(2,484)	2,484	$0.42
Options forfeited	720	(720)	$1.66

Balance at June 30, 2017	785	5,941	$1.01	8.30	$—

Vested and exercisable at June 30, 2017		1,722	$1.29	7.73	$—

Vested and expected to vest at June 30, 2017		4,540	$0.90	8.17	$—

Unvested at June 30, 2017		4,219	$0.89

As of June 30, 2017, there was approximately $1.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Six months ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected life (years)	6.0	6.0
Expected volatility	88%	89%
Dividend yield	0%	0%

5.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 5,941,000 stock options and 9,626,000 warrants at June 30, 2017 and 4,139,000 stock options and 9,842,000 warrants at June 30, 2016, were excluded from the calculation of weighted average shares for diluted net loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2016, and also with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have two clinical stage investigational drugs, both VDAs, that we are currently developing – CA4P and OXi4503. Our most advanced compound is CA4P. The largest clinical trial of CA4P conducted to date was a phase 2 clinical trial in recurrent ovarian cancer sponsored by the Gynecologic Oncology Group, or GOG, which was completed in 2014 and met its primary endpoint by demonstrating an improvement in progression-free survival for the patients who received CA4P. This trial, referred to as GOG-0186I, compared treatment with CA4P plus bevacizumab to treatment with bevacizumab alone. Based on the positive results of this clinical trial, we are conducting the FOCUS Study, which is a two-stage, phase 2/3 clinical trial in platinum-resistant ovarian cancer. FOCUS is comparing treatment with the three-drug combination of CA4P, bevacizumab and chemotherapy, or the active treatment arm, to treatment with the current standard of care, the two-drug combination of bevacizumab and chemotherapy, or the control arm. CA4P is also being studied in combination with pazopanib in an on-going phase 2 clinical trial in recurrent ovarian cancer that is sponsored by The Christie Hospital NHS Foundation Trust (the Christie NHS Trust) in the United Kingdom and a phase 1 study in combination with everolimus in neuroendocrine tumors that is sponsored by the Markey Cancer Center at the University of Kentucky. Our second compound, OXi4503, is being studied in combination with cytarabine in a phase 1/2 clinical trial in the United States in patients with relapsed or refractory acute myelogenous leukemia (AML) or myelodysplastic syndromes (MDS).

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

On June 7, 2017, we announced that the FDA had granted Fast Track designation to our product candidate OXi4503 for the treatment of AML.

On June 12, 2017, we announced that one patient out of three enrolled in the fourth cohort of our study of OXi4503 in AML experienced a significant AML blast count reduction. In addition, we announced that the Christie NHS Trust has temporarily suspended enrollment in the PAZOFOS Study in order to evaluate two potential adverse events involving the combination of CA4P and pazopanib.

On July 31, 2017, we announced that two out of four patients in the fifth cohort of Study OX1222 had morphological complete remissions after one cycle of treatment with OXi4503.

On August 1, 2017, we announced that we had completed enrollment in the first part of the FOCUS Study of CA4P for platinum-resistant ovarian cancer.

Results of Operations

Three and Six Months Ended June 30, 2017 and June 30, 2016

Research and development expenses

Research and development expenses increased for both the three and six month periods ended June 30, 2017 compared to the same periods in 2016 primarily due to additional clinical trial activity related to our lead investigational drug, CA4P. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
Clinical studies	$1,764	$1,306	$458	35%	$3,025	$2,124	$901	42%
Employee compensation and related	616	633	(17)	-3%	1,579	1,342	237	18%
Employee stock-based compensation	105	100	5	5%	211	188	23	12%
Consulting and professional services	378	162	216	133%	575	391	184	47%
Drug manufacturing	75	110	(35)	-32%	316	163	153	94%
Other	81	63	18	29%	161	146	15	10%

Total research and development	$3,019	$2,374	$645	27%	$5,867	$4,354	$1,513	35%

Higher expenses were incurred for clinical studies for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 due to the mid-2016 initiation of our phase 2/3 FOCUS study of CA4P in platinum-resistant ovarian cancer. FOCUS represents the most advanced clinical study for our lead investigational drug. Through June 30, 2017, we had enrolled 69 patients into the trial, and expenses for the 2017 periods include clinical trial costs for these patients, as compared to primarily planning costs for this trial during the 2016 period. The higher clinical study costs in 2017 associated with FOCUS were partially offset by lower clinical costs for a study of CA4P in neuroendocrine tumors, or NETs, which completed during 2016.

Employee compensation and related expenses were similar for the three month period ended June 30, 2017 and the three month period ended June 30, 2016. Employee compensation and related expenses increased for the six month period ended June 30, 2017 compared to the same period in 2016 due to severance incurred in early 2017 as a result of a reduction in our development headcount in an area not related to the clinical trials. Employee stock-based compensation was similar for both three month periods, but increased for the six month period ended June 30, 2017 compared to the same period in 2016 due to the 2017 initial cliff vesting of certain stock options granted in March 2016, resulting in a reduction to the estimated forfeiture rates for this tranche, increasing the 2017 expense.

Consulting and professional services increased for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 largely due to expenses incurred to assist with recruiting patients into our FOCUS clinical trial.

The timing of drug manufacturing costs is variable and is impacted by the timing of when drug product is needed for clinical trials, product expiration and scheduling of production batches. The decrease in drug manufacturing expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to costs incurred during the 2016 period which were associated with supplying and labeling initial drug product for the FOCUS study. The increase in drug manufacturing expenses for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 was due to work related to optimization of the manufacturing process for our VDAs.

Other expenses primarily include facility related expenses and represent less than 4% of research and development expenses for all periods presented.

Our FOCUS study of CA4P in platinum-resistant ovarian cancer is on-going and we continue to treat patients that are participating in the clinical study. As a result, research and development expenses may continue to increase in 2017 for clinical studies, subject to our ability to secure sufficient funding to continue these studies.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and provides the amount and percentage changes in these components:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
Employee compensation and related	$394	$511	$(117)	-23%	$923	$1,099	$(176)	-16%
Stock-based compensation	100	135	(35)	-26%	235	239	(4)	-2%
Consulting and professional services	279	509	(230)	-45%	649	1,086	(437)	-40%
Other	104	141	(37)	-26%	192	244	(52)	-21%

Total general and administrative	$877	$1,296	$(419)	-32%	$1,999	$2,668	$(669)	-25%

General and administrative expenses decreased for both the three and six month periods ended June 30, 2017 compared to the same periods in 2016.

Employee compensation and related expenses decreased for the three month and six month periods ended June 30, 2017 compared to the same periods ended June 30, 2016 due to lower accruals for incentive bonuses in the 2017 periods, reduced headcount in the 2017 period and a lower amount of net vacation earned.

Stock-based compensation decreased for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 due to expenses incurred in the 2016 period related to the initial one year cliff vesting of certain options granted in 2015 following stockholder approval of the 2015 Equity Incentive Plan. Stock-based compensation expenses were comparable for the six month periods ended June 30, 2017 and 2016.

Consulting and professional services decreased for both the three month and six month periods ended June 30, 2017 compared to the same periods ended June 30, 2016 due to significantly higher market research costs incurred during the first half of 2016 as well as reduced expenses in nearly all external general and administrative services used.

Other expenses, which include facility related expenses and insurance expenses, decreased for both the three and six month periods ended June 30, 2017 compared to the same periods ended June 30, 2016 due to lower costs across most areas, none of which were individually significant.

We expect general and administrative expenses to increase for the balance of 2017 to support our planned increase in clinical development activities, as well as for additional business development and investor relations efforts, subject to our ability to secure sufficient funding to continue these activities.

LIQUIDITY AND CAPITAL RESOURCES

We are currently developing two investigational drugs, both VDAs, for the treatment of cancer and currently have no sources of revenue to support the development costs for these investigational drugs. Accordingly, we measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the advancement of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of June 30, 2017, we had an accumulated deficit of over $286 million, including a net loss of approximately $7.8 million for the first half of 2017 and a net loss of $13.7 million for the year ended December 31, 2016. As of June 30, 2017, we held cash and cash equivalents of approximately $5 million, which we expect to be sufficient to fund our operating activities into approximately October 2017. If we are unable to secure additional funding prior to that date, we may be required to scale back or conclude our operations altogether.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2017, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: August 2, 2017	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2017	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)