Form 10-Q
period 2017-09-30
MATEON THERAPEUTICS INC
filed 2017-11-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

As of November 10, 2017, there were 26,544,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “may,” “will,” “would,” “expect,” “plan,” “anticipate,” “could,” “project,” “believe,” “estimate,” “potential,” “seek,” “indicate,” “assume,” or “continue” or the negative of these terms and other words and terms of similar meaning.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding the initiation, timing, progress and results of our preclinical and clinical trials; anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our product candidates and any future products we may develop; the clinical development of and the process of commercializing OXi4503; research and development programs including preclinical studies of CA4P; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product candidate; the further development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our product candidates and any future products we may develop and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our product candidates and any future products we may develop and our insurance coverage for such exposure; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the sufficiency of potential proceeds from any financing; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the SEC) on March 30, 2017 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,908	$3,535
Short-term investments	—	8,512
Prepaid clinical trial expenses	772	1,946
Other prepaid expenses and current assets	258	77

Total current assets	2,938	14,070
Property and equipment, net	4	11
Other assets	33	33

Total assets	$2,975	$14,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$310
Accrued compensation and employee benefits	261	842
Accrued severance	220	—
Accrued clinical trial expenses	88	64
Other accrued liabilities	330	398

Total current liabilities	1,211	1,614

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	291,340	290,698
Accumulated deficit	(289,841)	(278,463)

Total stockholders’ equity	1,764	12,500

Total liabilities and stockholders’ equity	$2,975	$14,114

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,832	$2,075	$8,699	$6,429
General and administrative	708	1,187	2,707	3,855

Total operating expenses	3,540	3,262	11,406	10,284

Loss from operations	(3,540)	(3,262)	(11,406)	(10,284)
Interest income	7	26	33	84
Other expense	(3)	—	(5)	(1)

Net loss and comprehensive loss	$(3,536)	$(3,236)	$(11,378)	$(10,201)

Basic and diluted net loss per share attributable to common stock	$(0.13)	$(0.12)	$(0.43)	$(0.38)

Weighted-average number of common shares outstanding	26,545	26,545	26,545	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net loss	$(11,378)	$(10,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	16
Stock-based compensation	642	627
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	993	(829)
Accounts payable and accrued expenses	(403)	(618)

Net cash used in operating activities	(10,139)	(11,005)

Investing activities:
Purchase of short-term investments	—	(18,915)
Sale of short-term investments	8,512	7,802

Net cash provided by (used in) investing activities	8,512	(11,113)

Decrease in cash and cash equivalents	(1,627)	(22,118)
Cash and cash equivalents at beginning of period	3,535	27,285

Cash and cash equivalents at end of period	$1,908	$5,167

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with its lead program in acute myeloid leukemia (“AML”). The Company was originally incorporated under the name OXiGENE, Inc. in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware. The Company changed its name to Mateon Therapeutics, Inc. on June 17, 2016.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

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

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of September 30, 2017, had an accumulated deficit of approximately $290 million. The Company has no source of revenue and does not expect to receive any product revenue in the near future. If the Company remains in business, the Company expects to incur additional operating losses over the next several years, principally as a result of the Company’s continuing development of its investigational drugs. As of September 30, 2017, the Company had approximately $1.9 million in cash and cash equivalents. Based on the Company’s planned operations, including recent reductions in the Company’s development programs and personnel and assuming the receipt of an anticipated cash refund from one of the Company’s vendors, Management expects Mateon’s existing cash to support operations into February 2018. Prior to this time, the Company will need to secure additional funding or it would be forced to terminate or further curtail operations. Because the Company does not currently have a guaranteed source of capital that will sustain operations past February 2018, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. If the Company is unable to access additional funds in the near term, whether through the sale of additional equity or another means, the Company may not be able to continue in business. The Company also may not be able to continue the development of its investigational drugs, and Mateon could be required to delay, scale back or eliminate some or all of its development programs and operations. Any additional equity financing, if available to the Company, may not be available on favorable terms and would most likely be dilutive to current stockholders. Any debt financing, if available, may involve restrictive covenants and also be dilutive to current stockholders. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplified several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU became effective for Mateon’s interim and annual reporting periods beginning January 1, 2017, and the adoption of this standard did not have a material impact on the Company’s financial statements. As part of the adoption of this standard, the Company elected to continue estimating the expected option forfeiture rate.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses several cash flow issues that diversify in practice. The new guidance is effective for fiscal years beginning after December 31, 2017 and for interim periods within those years. The Company currently does not expect the adoption of this ASU to have a material impact on its financial statements.

2. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$202	$—	$—	$202
Money market funds	1,706	—	—	1,706

	$1,908	$—	$—	$1,908

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$671	$—	$—	$671
Money market funds	2,864	—	—	2,864
U.S. government treasury bills	3,008	—	—	3,008
Corporate bonds and commercial paper	5,504	—	—	5,504

	$12,047	$—	$—	$12,047

Reported as:
Cash and cash equivalents	$3,535
Short-term investments	8,512

Total cash, cash equivalents and short-term investments	$12,047

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

Financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$1,706	$—	$—	$1,706

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,864	$—	$—	$2,864
U.S. government treasury bills	—	3,008	—	3,008
Corporate bonds and commercial paper	—	5,504	—	5,504

	$2,864	$8,512	$—	$11,376

4. Stockholders’ Equity

The following is a summary of the Company’s outstanding warrants to purchase common stock:

	Exercise Price	September 30, 2017	December 31, 2016
Expiration Date		(in thousands)
06/14/17	$3.70	—	216
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/11/19	$2.56	293	293
02/18/19	$2.75	1,872	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920

Total		9,626	9,842

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2016	549	4,177	$1.47	8.14
Options authorized	2,000
Options granted	(2,484)	2,484	$0.42
Options forfeited	1,096	(1,096)	$1.27

Balance at September 30, 2017	1,161	5,565	$1.04	7.98	$—

Vested and exercisable at September 30, 2017		2,037	$1.22	7.59	$—
Vested and expected to vest at September 30, 2017		4,478	$0.91	7.87	$—
Unvested at September 30, 2017		3,528	$0.94

As of September 30, 2017, there was approximately $1.1 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2.2 years.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

	Nine months ended September 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected life (years)	6.0	6.0
Expected volatility	88%	89%
Dividend yield	0%	0%

5. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 5,565,000 stock options and 9,626,000 warrants outstanding at September 30, 2017 and 4,049,000 stock options and 9,842,000 warrants outstanding at September 30, 2016, were excluded from the calculation of weighted average shares for diluted net loss per share.

6. Subsequent Events

On October 2, 2017, the Company terminated the employment of seven employees, reducing the total number of Company employees from 13 employees to six employees. The Company provided severance payments to the employees whose employment was terminated in return for each employees’ release of any potential claims against the Company. Also, effective October 2, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer each agreed to a 50% reduction of their base salary, with reinstatement of their base salaries to previous levels contingent on the Company raising additional funding of at least $4 million or a change in control of the Company.

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

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with a lead program evaluating the investigational drug OXi4503 in relapsed/refractory acute myeloid leukemia, or AML. We have recently observed that two of four patients in the fifth dose cohort of our ascending-dose study, which we call OX1222, experienced complete remissions of their disease after just one cycle of treatment with 9.76 mg/m2 of OXi4503. In earlier, lower dose cohorts in this same study, we observed three patients with complete remissions following two cycles of treatment and two patients with partial remissions. As a result of these signs of efficacy observed in clinical trials of OXi4503, advancing this asset in this indication is now our highest priority program.

Recent Developments

In addition to OXi4503, prior to September 25, 2017 we were also developing a different compound, CA4P, in a clinical trial called FOCUS for patients with platinum-resistant ovarian cancer. On September 26, 2017, we announced that due to the lack of a clear efficacy signal in a planned interim analysis of the FOCUS Study, we were terminating the FOCUS Study, as well as future development of CA4P, except for investigator-sponsored and preclinical studies.

Effective October 2, 2017 and as reported on the Company’s Current Report on Form 8-K filed on September 27, 2017, we terminated the employment of over 50% of our workforce, reducing the total number of employees at Mateon to six. Concurrent with the reduction in workforce, we reduced the salaries of our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer by 50%, with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or a change in control of the Company.

Results of Operations

Three and Nine Months Ended September 30, 2017 and September 30, 2016

Research and development expenses

Research and development expenses increased for both the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, primarily due to additional clinical trial activity related to our investigational drugs CA4P and OXi4503. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
Clinical studies	$1,875	$948	$927	98%	$4,899	$3,072	$1,827	59%
Employee compensation and related	662	664	(2)	0%	2,240	2,006	234	12%
Employee stock-based compensation	92	111	(19)	-17%	303	299	4	1%
Consulting and professional services	109	177	(68)	-38%	685	568	117	21%
Drug manufacturing	16	107	(91)	-85%	332	270	62	23%
Other	78	68	10	15%	240	214	26	12%

Total research and development	$2,832	$2,075	$757	36%	$8,699	$6,429	$2,270	35%

We incurred higher expenses for clinical studies for both three and nine month periods ended September 30, 2017 compared to the same periods in 2016. These expenses were higher in the 2017 periods due to a higher number of patients under treatment in our phase 2/3 FOCUS study of CA4P in platinum-resistant ovarian cancer, prior to the study’s termination on September 26, 2017, and in our OX1222 study of OXi4503 in AML. The higher FOCUS and OX1222 clinical study costs in the 2017 periods were partially offset by lower clinical costs for a study of CA4P in neuroendocrine tumors which completed during 2016.

Employee compensation and related expenses were comparable for the three month period ended September 30, 2017 and the three month period ended September 30, 2016, as severance expenses recorded during the 2017 period offset cost savings that resulted from other reduced personnel costs. Employee compensation and related expenses for the nine month period ended September 30, 2017 increased compared to the same period in 2016 primarily due to the severance expenses recognized in the 2017 period, which were only partially offset by other reduced personnel costs.

Employee stock-based compensation was generally comparable between the 2017 and 2016 periods, with changes aggregating less than 1% of total research and development expenses.

Consulting and professional services decreased for the three month period ended September 30, 2017 compared to the same period in 2016 due to lower expenses related to scientific publications. Consulting and professional services increased for the nine month period ended September 30, 2017 compared to the same period in 2016 largely due to external expenses incurred associated with recruiting patients into our FOCUS clinical trial.

The decrease in drug manufacturing expenses for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 was due to expenses incurred during the 2016 period for supplying and labeling the investigational drug for the FOCUS study. The increase in drug manufacturing expenses for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016 was due to expenses incurred for the optimization of the manufacturing process for our investigational drugs.

Other expenses include facility related expenses and were generally comparable between the 2017 and 2016 periods, with changes aggregating less than 1% of total research and development expenses.

Our future research and development expenses will be dependent upon our ability to secure sufficient funding to continue these activities.

General and administrative expenses

General and administrative expenses decreased for both the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands, and provides the amount and percentage changes in these components:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
Employee compensation and related	$295	$460	$(165)	-36%	$1,218	$1,559	$(341)	-22%
Stock-based compensation	105	90	15	17%	340	328	12	4%
Consulting and professional services	209	521	(312)	-60%	858	1,608	(750)	-47%
Other	99	116	(17)	-15%	291	360	(69)	-19%

Total general and administrative	$708	$1,187	$(479)	-40%	$2,707	$3,855	$(1,148)	-30%

Employee compensation and related expenses decreased for the three month and nine month periods ended September 30, 2017 compared to the same periods ended September 30, 2016 due to reduced headcount in the 2017 period and lower incentive bonus accruals for the remaining employees, partially offset by an increase in severance expenses due to our reduction in headcount.

The increase in stock-based compensation for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 was due to normal fluctuations resulting from the timing of grants and forfeitures. Stock-based compensation expenses were comparable for the nine month periods ended September 30, 2017 and 2016.

Consulting and professional services decreased for both the three month and nine month periods ended September 30, 2017 compared to the same periods in 2016 due to reduced expenses across nearly all external general and administrative services used, other than business development, and higher one-time market research costs incurred at the beginning of 2016.

Other expenses, which include facility related expenses and insurance expenses, decreased for both the three and nine month periods ended September 30, 2017 compared to the same periods ended September 30, 2016 due to lower costs across most areas, none of which were individually significant.

Our future general and administrative expenses will be dependent upon our ability to secure sufficient funding to continue operations.

LIQUIDITY AND CAPITAL RESOURCES

We have one drug in clinical development, for the treatment of acute myeloid leukemia, and currently have no sources of revenue to support the continued development costs for this investigational drug. Accordingly, we measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of this drug candidate. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of September 30, 2017, we had an accumulated deficit of approximately $290 million, including a net loss of approximately $11.4 million for the first three quarters of 2017 and a net loss of $13.7 million for the year ended December 31, 2016. As of September 30, 2017, we held cash and cash equivalents of approximately $1.9 million, which, together with an anticipated receipt of a cash refund from one of the Company’s vendors, we expect to be sufficient to fund our recently curtailed operating activities into February 2018. If we are unable to secure additional funding prior to that date, we may be required to scale back or conclude our development activities altogether.

We will require additional capital before we can complete any further clinical trials and development of OXi4503. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds in the near term we may not be able to continue the development of our product candidates and we could be required to terminate operations altogether. Any additional equity financing, if available, may not be available on favorable terms and would be dilutive to our current stockholders. Debt financing, if available, may involve restrictive covenants and could also be dilutive to our current stockholders. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if access is not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

If we are able to secure additional funding to continue our operations, we expect to incur additional costs and expenses to develop new agents for the treatment of cancer, including continuing our existing clinical trial OX1222 as well as conducting new, additional clinical trials and anticipated research and development expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2017, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition, or results of operations. Other than the following, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Shares of our common stock may be subject to the Securities and Exchange Commission’s “penny stock” rules. Broker-dealers may experience difficulty in completing customer transactions in our securities and trading activity in our securities may be adversely affected.

We currently have net tangible assets of $2,000,000 or less and our common stock has a market price per share of less than $5.00. As a result, transactions in our common stock may be subject to the Securities and Exchange Commission’s “penny stock” rules. The designation of our common stock as a “penny stock” may limit the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. If shares of our common stock become subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In a Current Report on Form 8-K filed on September 27, 2017, we announced a reduction in workforce, in which a planned six employees would be departing the Company effective October 2, 2017. We subsequently increased the number of employees departing the Company from six to seven. The estimated severance and other cash charges related to the workforce reduction were $220,000, which have all been incurred as of September 30, 2017. The estimated monthly savings in operating expenses as a result of the workforce reductions and salary reductions implemented effective October 2, 2017 are approximately $125,000.

On November 9, 2017, David J. Chaplin, our Chief Scientific Officer, provided notice of his intention to retire from employment with the Company, effective January 11, 2018. Dr. Chaplin will remain a member of the Board of Directors and has agreed to provide consulting services as needed by the Company.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017*				x

10.2	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017*				x

10.3	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017*				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Financial Statements				x

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: November 14, 2017	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer
(Principal Financial Officer)