Form 10-K
period 2017-12-31
MATEON THERAPEUTICS INC
filed 2018-04-17
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2017 was approximately $8,997,000.

As of April 12, 2018, the aggregate number of outstanding shares of common stock of the registrant was 41,169,934.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing OXi4503 and CA4P (which is also known as combretastatin A4-phosphate, fosbretabulin or fosbretabulin tromethamine and ZYBRESTAT®); the combination of OXi4503 with cytarabine and the combination of CA4P with immune-oncology agents; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this Annual Report or any document incorporated by reference herein or therein.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these “forward-looking statements.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. The sections captioned “Risk Factors” as well as other sections in this Annual Report or incorporated by reference into this Annual Report discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Our product candidates are undergoing clinical development and have not been, nor may they ever be, approved for marketing by any regulatory agency, including the United States Food and Drug Administration, or the FDA, or competent authorities nor marketed anywhere in the world.

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

Our Business

Overview

We are a clinical stage biopharmaceutical company developing small molecule injectable drugs for the treatment of cancer. Our goal is to advance our product candidates into late stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

We have two primary programs we are seeking to advance:

•	Using CA4P as an immuno-oncology agent

•	Using OXi4503 as a treatment for acute myeloid leukemia

Both of these programs have potential to generate additional new data before the end of 2018.

CA4P as an Immuno-oncology Agent

Over the last several years, there have been significant advances in cancer immunotherapy, which makes use of the immune system to treat cancer. Immuno-oncology agents stimulate the body’s immune system to fight cancer cells, resulting in tumor cell death and tumor regressions in patients who otherwise would not have responded to therapy. Despite these advances, current FDA-approved immuno-oncology agents have significant limitations when used alone to treat cancer, since relatively few patients achieve a durable clinical response following treatment. CA4P has the potential to increase the efficacy of these immuno-oncology agents – it has been shown in animal models of several different tumors to improve immune responses that lead to tumor cell death, resulting in increased tumor regressions compared to immune-oncology agents alone.

CA4P causes rapid and widespread tumor cell necrosis. This tumor-specific necrosis stimulates the immune system against the tumor. Animal models also show that CA4P significantly enhances the presence and activity of cancer-fighting T-cells within tumors, resulting in increased tumor cell death and tumor regressions. Given these data, we believe CA4P may result in more and/or better clinical responses in certain cancers when combined with immuno-oncology agents, including in patients who either have not experienced a response to therapy, or in patients who have initially responded but subsequently progressed after treatment with immuno-oncology agents alone.

The next step in the process of establishing CA4P as a safe and effective immuno-oncology agent will be to initiate a clinical study in a disease in which immuno-oncology agents are used as standard therapy. This clinical study will evaluate CA4P in combination with currently approved immuno-oncology agents in patients with advanced cancer who have previously failed treatment. We believe that the existing human safety database for CA4P, which includes over 500 patients, will help expedite the development timeline for advanced cancer.

Our initial immuno-oncology preclinical studies were completed in 2016. One of these studies combined CA4P with an anti-CTLA4 antibody, an approved and well-known immuno-oncology agent, in an EMT-6 mammary tumor model. This study showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti-CTLA4 antibody monotherapy arm.

Three of four follow-up preclinical studies confirmed that CA4P combined with immuno-oncology agents could delay tumor growth. These follow-up studies were conducted in a CT26 colon cancer model, a larger tumor EMT-6 mammary cancer model, and a C3H mammary cancer model. Studies in a CT-26 colon cancer animal model using CA4P combined with anti-CTLA4 antibodies demonstrated a 77% reduction in tumor size compared to immuno- oncology agents alone, and an 89% reduction in tumor size compared to control. This large tumor model also showed a survival benefit for the animals receiving combination therapy, with all animals in the combination surviving at the end of the study, compared to none on control and only half the animals receiving immuno-oncology agents alone. Initial data in an MC38 colon cancer model showed that when CA4P is combined with an anti-PD1 antibody there was a 53% reduction in tumor volume at the end of the study, compared with a 16% reduction for CA4P alone and a 15% reduction for the anti-PD1 antibody alone.

Additional analyses of changes induced within tumors following combination therapy have shown that CA4P increases tumor-fighting white blood cell counts, T-cells and cytotoxic T-cells compared to immuno-oncology agents alone. Tumor necrosis with the combination of CA4P and immuno-oncology agents is nearly double the necrosis with only immuno-oncology agents (63.9% compared to 32.8%, control = 25.8%).

The overall data from all these studies provides evidence that CA4P may enhance the activity of immuno-oncology agents for the treatment of cancer, including anti-CTLA4 antibodies and anti PD-1 antibodies. We believe CA4P offers the following potential benefits when used in combination with immuno-oncology agents:

•	A promising approach for enhancing the efficacy of immuno-oncology agents: CA4P induces rapid tumor cell death and stimulation of the immune system. It does this by blocking tumor blood flow after binding to and altering the shape of cells lining the tumor blood vessels, resulting in increased tumor cell death and tumor regressions. This is a promising approach for boosting the efficacy of immuno-oncology agents.

•	Potential to be used in many different cancers: Because CA4P works by obstructing tumor blood flow, it has the potential to be used in any tumor type where there is a large number of blood vessels upon which the growth of the tumor cells depends.

•	A large clinical safety database supports its use in clinical trials: Over 500 patients have been treated with CA4P to date in clinical trials. These trials have shown CA4P to be generally well-tolerated, supporting the overall safety of CA4P and the initiation of additional clinical trials in new areas, including in immuno-oncology.

OXi4503 for Acute Myeloid Leukemia

Acute myeloid leukemia, or AML, is a cancer of the myeloid blood cells, with approximately 21,000 new cases each year in the U.S. and approximately 10,500 deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. OXi4503 has been granted orphan drug designation in both the U.S. and the European Union for the treatment of AML, and has received Fast Track designation from the FDA for the treatment of AML.

Patients with relapsed/refractory AML are most commonly treated with chemotherapy, and generally have a poor prognosis, with a one-year survival of only 29% after their first relapse. Over the past 20 years, no new therapies have consistently improved patient outcomes in this indication when compared to chemotherapy.

Our most clinically advanced compound, OXi4503, is in development as a potential new treatment for relapsed/refractory AML. We have initiated Study OX1222, a clinical trial using escalating doses of OXi4503 in combination with cytarabine to treat relapsed/ refractory AML. In the most recently completed dose cohort of OX1222, the fifth dose tested in the study, two of four patients experienced complete remissions of their disease after just one cycle of treatment with 9.76 mg/m2 of OXi4503. In earlier, lower dose cohorts, there were three patients with complete remissions, which occurred following two cycles of treatment, and two additional patients with meaningful AML blast count reductions. With the lower doses of OXi4503 tested in OX1222, AML blast count reductions were generally observed after the first cycle of treatment, and the complete remissions were observed after two cycles of treatment. We believe that the remissions seen after just one cycle of treatment at the highest dose of OXi4503 tested to date, coupled with other partial response data, is a sign of a dose response. The next patients evaluated will be given 12.2 mg/m2 of OXi4503, a 25% increase compared to the most recently completed fifth cohort of the study. OXi4503 has been demonstrated in preclinical studies to work in AML by disrupting tumor blood vessels in the bone marrow, forcing otherwise-dormant leukemic stem cells, which are attached to these tumor blood vessels, into circulation in the blood stream as well as into the active cell cycle, where they become vulnerable to chemotherapy. OXi4503 has also been demonstrated to be cytotoxic itself and kill leukemic cells directly after it has been metabolized by enzymes located within leukemic cells.

In preclinical studies, OXi4503 has been shown to enhance the efficacy of cytarabine, idarubucin, azacitidine, and decitabine, which are each commonly-used chemotherapeutic agents for the treatment of many cancers, including AML. In early clinical studies, OXi4503 has shown complete responses in high risk patients both as a monotherapy and in combination with cytarabine. We believe OXi4503 offers the following potential benefits:

•	A unique approach for AML: We believe that disrupting bone marrow tumor vessels for the treatment of AML is a new approach for a difficult to treat disease, with few competing clinical programs. Data show that OXi4503 destroys the protection tumor blood vessels offer to leukemic stem cells, resulting in the release of these leukemic stem cells into the bloodstream and thereby increasing their exposure and vulnerability to chemotherapy;

•	Dual mechanism of action: When metabolized, OXi4503 becomes both a vascular disrupting agent and a cytotoxic compound that targets and destroys malignant cells of myeloid lineage;

•	A safer alternative to high dose chemotherapy: Many patients, especially those that are older, such as those over age 60, cannot tolerate high dose chemotherapy used in the treatment of AML. These patients generally resort to more tolerable but less efficacious therapies. OXi4503 to date has been observed to be relatively well tolerated in clinical studies when used in combination with moderate dose chemotherapy (cytarabine), and therefore may offer a new and better alternative for these patients; and

•	Potential to be used with many therapies: Current AML treatment is highly variable, and many patients receive multiple classes of drugs during the course of their disease. We believe that OXi4503 has the potential to enhance the effect of many common AML therapies.

Our Strategy and Development Plan

Our primary objective is to advance our investigational drugs for multiple orphan oncology indications. We are currently focused on two core programs – CA4P as an immuno-oncology agent and OXi4503 for the treatment of AML. In our AML program, our aim is to obtain clinical data with a dose of OXi4503 higher than the five doses tested to date. In our immuno-oncology program, our aim is to obtain our first clinical data of CA4P in combination with immuno-oncology agents. The key elements of our strategy currently include:

•

Continue to test OXi4503 in the dose-escalating study OX1222, and obtain data for the next scheduled cohort of the study: We have completed five ascending dose cohorts of OXi4503 in combination with cytarabine in Study OX1222 in patients with relapsed/refractory AML. Among the first four cohorts, we observed three complete remissions after two cycles of treatment (18%) with low doses of OXi4503 (3.75 to 7.81 mg/m2). In the fifth cohort, we observed two complete remissions after one cycle of treatment (50%) with a higher dose of OXi4503 (9.76 mg/m2), and have not observed dose-limiting toxicities or reached the maximum tolerable dose (MTD). The protocol for OX1222 provides for giving patients additional higher doses of OXi4503 until an MTD is achieved. However, we have not enrolled patients beyond the fifth cohort due to our limited cash resources. Subject to securing sufficient funding to continue our operations, we plan to enroll patients into a sixth cohort (12.2 mg/m2) of this trial in order to obtain additional information regarding the safety and efficacy of OXi4503. Because we have seen signs of efficacy, we are planning to expand the sixth and future cohorts to approximately 10 patients per cohort in order to better assess the potential efficacy of OXi4503.

•	Initiate clinical trial of CA4P in combination with an immuno-oncology agent: Based on preclinical data generated to date and support of two well-known immuno-oncology clinical investigators, we intend to initiate the first human clinical trial combining CA4P and an approved immuno-oncology agent in order to make initial determinations of whether the combination results in improved patient outcomes.

•	Continue to discuss CA4P and OXi4503 collaboration opportunities with larger pharmaceutical companies: We intend to find a partner to acquire the marketing rights to our product candidates and to finance further clinical studies. We have been in discussions with larger pharmaceutical companies and plan to continue these discussions for both our core programs, as well as other programs, and will seek to complete a transaction once we reach mutual agreement on terms.

Investigator Sponsored Study in Neuroendocrine Tumors

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

We have completed a phase 2 monotherapy clinical trial of CA4P in 18 patients with gastrointestinal or pancreatic NETs and elevated biomarkers. One patient (6%) experienced significant symptomatic improvement as measured by ECOG Status and had a partial response per investigator-assessed RECIST criteria, and an additional 7 patients (39%) had stable disease. In addition, a majority of patients (53%) experienced an improvement in patient-reported quality of life. A statistically significant mean change in biomarkers from baseline, the primary endpoint of the study, was not achieved due to the small sample size along with a high intra- and inter-patient variability observed in the biomarkers. A total of 7 patients were enrolled in a follow-up trial, of which 5 patients (71%) had stable disease, including one that continued for 14 months. The partial response and stable disease analyses, as well as other measures from the trial, suggest that CA4P monotherapy has activity in this indication. Based on the evidence of efficacy observed in this trial, plus an understanding of the benefits of vascular-targeted combination therapy, a lead investigator in this trial is sponsoring and funding a 20 patient study in NETs using CA4P in combination with everolimus (AFINITOR®, marketed by Novartis), an anti-angiogenic agent which is already approved and commonly used in this indication.

CA4P has been granted orphan drug designation for the treatment of neuroendocrine tumors in both the U.S. and the European Union.

Glioblastoma Multiforme

We are interested in exploring recurrent glioblastoma multiforme, or GBM, as an additional indication for CA4P because:

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

Vascular Disrupting Agents: Background

According to Cancer Research UK, a non-profit cancer research organization in the United Kingdom, nearly 90% of all cancers are dependent upon a continually evolving vascular supply for their growth and survival. Vascular-targeted therapies, such as CA4P and OXi4503, are designed to interfere with a tumor’s vascular supply.

As illustrated in the table below, there are differences between our vascular targeted therapies and anti-angiogenic drugs which act via a different mechanisms to produce complementary biological and anti-vascular effects.

	Anti-Angiogenic Drugs	CA4P	OXi4503

Molecule Characteristics	Bevacizumab, ranibizumab are monoclonal antibodies (MABs) Sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc. are small molecule tyrosine kinase inhibitors (TKIs)	Small molecule reversible inhibitor of tubulin polymerization	Small molecule reversible inhibitor of tubulin polymerization Also forms cytotoxic metabolite (orthoquinone) via oxidation

Target	Tumor rim	Tumor core	Tumor core Metabolite targets malignant cells of myeloid lineage

Mechanism	MABs bind to VEGF, thereby rendering it inactive TKIs inhibit the VEGF receptor, thereby inhibiting its activation	Rapid and selective binding to tubulin, which destabilizes microtubules, changes the shape of endothelial cells and disrupts the cell junctional protein VE-cadherin	Similar to CA4P OXi4503 also produces an orthoquinone metabolite that has an anti-proliferative effect on leukemic cells

Biological Effect	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) to prevent formation and growth of new blood vessels throughout the tumor rim	Occludes pre-existing abnormal tumor blood vessels that feed tumors	Similar to CA4P OXi4503 also temporarily mobilizes hematopoietic and leukemic cells from the bone marrow

Rapidity of Effect	Weeks	Hours	Hours

	Anti-Angiogenic Drugs	CA4P	OXi4503

Target tissue	All angiogenesis	Selective for abnormal vasculature characteristically seen in tumor blood vessels	Similar to CA4P OXi4503 also makes leukemic cells mobilized from the bone marrow vulnerable to the effects of its orthoquinone metabolite

Plasma Half-life	MABs remain in circulation for days or weeks TKI half-lives vary, average range is 4-12 hours	Approximately 4 hours	Approximately 2 hours OXi4503 metabolite half-life is approximately 20 hours

Side Effects	Chronic hypertension with long-term use; Acute-impairment in wound healing; Hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient blood pressure increases; Tumor pain, nausea, hematological adverse events; Overlapping with anti-angiogenics: no cumulative toxicities observed	Transient acute blood pressure increases; Tumor pain, nausea, vomiting, headache, fatigue; Effects on hematopoiesis and white blood cell counts; In AML – similar to solid tumors with more pronounced effects on coagulation and hematopoiesis

We believe our drug candidates act on tumor blood vessels via two complementary mechanisms, tubulin depolymerization and disengagement of the junctional protein VE-cadherin, which cause a change in the shape of tumor vascular endothelial cells, tumor vessel occlusion, and the subsequent blockage of blood-flow to the tumor, which deprives the tumor of oxygen and nutrients essential for survival.

In vitro studies have demonstrated that our drug candidates act in a reversible fashion on tubulin inside newly-formed and growing endothelial cells, such as the vascular endothelial cells comprising tumor vasculature. By binding to the tubulin, our candidates are able to alter the structural framework that normally maintains the cells’ flat shape. When this occurs, the shape of the cells changes from flat to round, resulting in physical blockage of the blood vessels. The resulting shutdown in blood-flow then deprives tumor cells of the oxygen and nutrients necessary for maintenance and growth and also prevents tumor cells from being able to excrete toxic metabolic waste products. The consequence of the tumor blood vessel blockage is extensive necrosis (cell death) within the tumor.

Preclinical research, published in the November 2005 issue of the Journal of Clinical Investigation, showed that our drug candidates also disrupt the molecular engagement of VE-cadherin, a junctional protein important for endothelial cell survival and function. The authors of the research article conclude that this effect only occurs in endothelial cells which lack contact with smooth muscle cells, a known feature of abnormal vasculature associated with tumors and other disease processes. The disengagement of VE-cadherin leads to endothelial cell detachment, which in turn, can cause permanent physical blockage of vessels.

Clinical study results and additional preclinical studies indicate that our investigational drugs exert their anti-vascular effects rapidly, within hours of administration, and the half-life of the active form of our drugs in humans is approximately two-four hours. In part because the half-life is relatively short, the effects on tubulin are reversible. However, the pharmacodynamic effect lasts for weeks, so our agents are typically administered no more frequently than once per week. The side-effects are typically transient in nature, limited to the few hours following administration when the active form is in the body in significant concentrations.

Side-effects associated with our investigational drugs are generally transient and manageable. The most frequent side-effects include acute blood pressure increases, infusion-related side effects such as nausea, vomiting, headache and fatigue, and tumor pain, which is consistent with the drug’s mechanism-of-action. The acute blood pressure increases are often manageable by controlling underlying hypertension or treating with short-acting anti-hypertensives prior to infusion. The incidence of serious cardiovascular side-effects such as angina and myocardial ischemia observed across all studies to date (including early studies in which hypertension management and prevention was not employed) was less than 3%, a frequency comparable to that reported with approved anti-angiogenic agents such as bevacizumab, sunitinib and sorafenib.

Collaborative Research and Development Arrangements

We have entered into a technology license from Arizona State University, or ASU, for rights to combretastatins, which includes CA4P and OXi4503. The ASU license is an exclusive, world-wide, royalty-bearing license for the commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and anti-proliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty payments under the license agreement during the term of the patents licensed from ASU. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. License payments made to ASU to date have amounted to $2,700,000, with no further license payments due on the combretastatins we are developing. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license. Either party may terminate the ASU license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement if we determine that filing for regulatory approval is not warranted or economically feasible or upon two months’ written notice.

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

REGULATORY MATTERS

Government Regulation and Product Approval

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to review or approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusal of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Preclinical testing continues even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug is initially introduced into human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. IND Safety Reports must be submitted to the FDA, IRBs and the investigators for (a) any suspected adverse reaction that is both serious and unexpected; (b) any findings from epidemiological studies, pooled analysis of multiple trials, or clinical trials (other than those already reported in (a)); (c) any findings from animal or in vitro testing, whether or not conducted by the sponsor, that suggest a significant risk in humans exposed to the drug, such as reports of mutagenicity, teratogenicity, or carcinogenicity or reports of significant organ toxicity at or near the expected human exposure; and (d) any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, phase 2, and phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA also may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA at its discretion or the FDA may require additional clinical or other data and information. Even if such additional data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we or others may interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to obtain approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally inspect the facility or facilities where the product is manufactured. The FDA will also generally inspect selected clinical sites that participated in the clinical studies and may inspect the testing facilities that performed the GLP toxicology studies cited in the NDA.

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

If a product receives regulatory approval, the approval may be limited to specific diseases or patient subpopulations and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, approval by the FDA may include a requirement for phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness, and the FDA may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the

United States. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances.

In the European Union and Japan, orphan drug exclusivity regulations provide for 10 years of market exclusivity.

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

OXi4503 has been awarded Fast Track designation for the treatment of AML.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and if any of our product candidates are approved we will be subject to additional regulations regarding commercial sales and distribution. Whether or not we obtain FDA approval to test a product candidate in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence testing any product candidate in those countries. Likewise, whether or not we obtain FDA approval to market a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence marketing of any product candidate in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

As in the United States, the European Medicines Agency, or EMA, may grant orphan drug status for specific indications if the request is made before an MAA is submitted. The EMA considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the European Union. A company whose application for orphan drug designation in the European Union is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance and reduced application fees. Orphan drugs in the European Union receive up to ten years of market exclusivity for the approved indication.

Reimbursement

Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. These third-party payors are increasingly challenging the prices charged for health care products and services. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption or application of price controls and cost-containment measures could limit our revenue. If third-party payors do not consider our products to be cost-effective they may not pay for our products even if we receive approval, or their level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA,) mandated prescription drug coverage as one of ten essential health benefits that most health plans must offer, requiring coverage of at least one drug in every category and class. The ACA increased in the number of individuals covered by insurance and as a result commercial insurers and government programs have increased their emphasis on cost controls to reduce overall spending. A number of federal government leaders have expressed their intentions to repeal and replace the ACA. If full or partial repeal is enacted, many if not all of the provisions of the ACA may no longer apply to prescription drugs. As a result, we expect that there will continue to be uncertainty regarding drug product pricing, reimbursement and other factors impacting the revenue we may receive if our product candidates are ultimately approved, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and tend to be significantly lower.

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

As of March 30, 2018, we were the exclusive licensee, sole assignee or co-assignee of eighteen granted U.S. patents, three pending U.S. provisional patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

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

COMPETITION

The industry in which we are engaged is characterized by rapidly evolving technology and intense competition. Our competitors include, among others, major pharmaceutical, biopharmaceutical and biotechnology companies, nearly all of which have financial, technical and marketing resources significantly greater than ours. In addition, many of the small companies in our industry have also formed collaborative relationships with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and patenting new technologies in our line of business and any of these entities may commercialize products that may be competitive with ours.

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

EMPLOYEES

At December 31, 2017 we had five full-time employees. As of March 30, 2018, we had two full-time employees. We expect to continue to maintain a relatively small number of executives and other employees. We rely on outsourcing for much of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials.

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

If we are unable to obtain additional funding, we may be forced to cease operations.

We have experienced net losses every year since inception and, as of December 31, 2017, had an accumulated deficit of approximately $292 million. We have no source of revenue and do not expect to receive any product revenue in the near future. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our continuing development of our investigational drugs. As of December 31, 2017, we had approximately $1.1 million in cash and cash equivalents and current liabilities of approximately $1.6 million. Based on our planned operations and $2.4 million in estimated net proceeds from a private placement completed in April 2018, Management expects to be able to support operations only into the fourth quarter of 2018. Prior to this time, we will need to secure additional funding or we may be forced to terminate or further curtail operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

The principal source of our working capital to date has been the proceeds from the sale of equity. If we are unable to access additional funds in the near term, whether through the sale of additional equity or another means, we may not be able to continue in business. We also may not be able to continue the development of our investigational drugs. Any additional equity financing, if available to us, may not be available on favorable terms and would most likely be dilutive to stockholders. Any debt financing, if available, may involve restrictive covenants and also be dilutive to current stockholders. If we obtain funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates on terms that are not favorable to us. Our ability to access capital when needed is not assured.

In their audit report with regard to our financial statements as of December 31, 2017, our independent registered public accountants expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital before the end of 2018 or to enter into a license or other agreement with a larger pharmaceutical company before the end of 2018. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

We will require additional capital funding, the receipt of which may impair the value of our common stock.

Our future capital requirements depend on many factors, including our research, development, sales and marketing activities. We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our product candidates. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates, and we may be unable to pursue and complete the clinical trials that we would like to pursue and complete.

We have limited financial and technical resources to determine the indications on which we should focus the development efforts for our product candidates. Due to our limited available financial resources, we have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes. We currently have limited financial resources to complete our planned drug development work, which is limited to one additional cohort in our Study OX1222 of OXi4503 for relapsed/refractory AML and initiating a clinical trial of CA4P in combination with an approved immune-oncology agent. Due to our limited financial resources, we cannot assure you that we will be able to complete either of these programs.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. We currently are required by our financial resources to engage only in limited clinical activities. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs, and with research and development programs there is no way to assure that the outcome of any trials or other activities will be positive, whether the program was internally generated or in-licensed.

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

In connection with the clinical development of our product candidates, we face risks that:

•	our product candidates may not prove to be safe and efficacious;

•	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

•	we fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA, EMA or other regulatory agencies;

•	we may not have sufficient financial resources to complete the clinical trials that would be necessary to obtain regulatory approvals;

•	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

•	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA, EMA or other regulatory agencies for marketing approval.

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

We have taken and continue to take steps to strengthen our procedures and practices, but we cannot assure you that the FDA will be satisfied with our procedures or that the FDA will not issue warning letters or take other enforcement action against us in the future. The steps we take to strengthen our procedures and conduct future clinical trials necessary for approval will be time-consuming and expensive.

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

As of December 31, 2017, we had a total of five full-time employees, and had two employees as of March 30, 2018. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses every year since our inception and, as of December 31, 2017, had an accumulated deficit of approximately $292 million. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, our continuing clinical trials and development activities with respect to our VDA drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability.

We depend on our executive officers and principal consultants and the loss of their services could materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, particularly our Chief Executive Officer and Chief Financial Officer, our principal consultants and others. Our executive officers have been working at 50% salaries since early October 2017, which increases the risk that we may not be able to retain their services. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition to these key service providers, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. Our lead product candidate, OXi4503, has been awarded orphan drug status by the FDA and the European Commission for the treatment of acute myelogenous leukemia. Our other product candidate, CA4P, has been awarded orphan drug status by the FDA for the treatment of anaplastic, medullary, Stage IV papillary and Stage IV follicular thyroid cancers, ovarian cancer, neuroendocrine tumors and glioma. CA4P has also been awarded orphan drug status by the European Commission in the European Union for the treatment of anaplastic thyroid cancer, ovarian cancer and neuroendocrine tumors.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act, and may be sold from time to time. As of April 12, 2018, there was an aggregate of 29,999,751 shares of common stock underlying currently outstanding warrants and options. Such sales, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

Our Common Stock is currently subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

As of December 31, 2017, we had net tangible assets of $2,000,000 or less and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, during the third quarter of 2013, our management determined that we had a material weakness related to the operation of our controls over financial reporting associated with a complex non-routine financing transaction in the second quarter of 2013. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We continue to work on maintaining effective internal controls over financial reporting; however, there can be no assurance that another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We are currently authorized to issue up to 70,000,000 shares of our common stock and 15,000,000 shares of preferred stock. As of December 31, 2017, we had approximately 26,545,000 shares of common stock issued and outstanding, and no shares of preferred stock outstanding. As of December 31, 2017, we also had approximately 9,626,000 warrants and 4,880,000 options outstanding. On April 12, 2018, we issued an additional 14,625,000 shares of common stock and warrants to purchase 14,625,000 shares of common stock in a private placement transaction, and we may issue additional shares in the near future. We are planning to seek stockholder approval for an increase the number of authorized shares of common stock at our next annual meeting.

To the extent that additional shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for common stock, holders of our common stock may experience dilution.

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

	2017		2016
	High	Low	High	Low
First Quarter	$0.79	$0.36	$0.89	$0.49
Second Quarter	$0.89	$0.28	$1.02	$0.52
Third Quarter	$0.55	$0.16	$0.80	$0.55
Fourth Quarter	$0.32	$0.09	$0.63	$0.27

As of April 12, 2018, there were approximately 80 stockholders of record of the 41,169,934 outstanding shares of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988, and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with our most advanced program evaluating our investigational drug OXi4503 in relapsed/refractory acute myeloid leukemia, or AML. In this clinical trial we have most recently observed that two of four patients in the fifth dose cohort of an ascending-dose study experienced complete remissions of their disease after just one cycle of treatment with 9.76 mg/m2 of OXi4503. Earlier in the clinical trial, at lower doses of our drug, we observed three patients with complete remissions following two cycles of treatment and two patients with partial remissions. Following fifth dose cohort, we paused enrollment in the study due to our lack of available cash to complete further testing. More recently, following the closing of approximately $2.4 million in net proceeds from a financing transaction, we instructed the clinical sites to begin screening new patients for the sixth dose cohort, and we expect that additional patients will enter the clinical trial within a few months.

We are also developing CA4P as an immuno-oncology agent. Recent preclinical data has shown treatment with the combination of CA4P and an anti-CTLA-4 antibody nearly doubles the amount of tumor necrosis (mean = 63.9%) compared to treatment with an anti-CTLA-4 antibody alone (32.8%), CA4P alone (37.3%) or vehicle control (25.8%) in a preclinical CT-26 mouse colon cancer model. Results from this most recent analysis preclinically confirmed our earlier findings which showed that treatment with CA4P and an approved immuno-oncology agent resulted in increased overall median numbers of tumor infiltrating white blood cells, T cells and CD8+ T lymphocytes. The data also showed that the distribution of the beneficial CD8+T lymphocyte cells was observed throughout the tumor - in both the tumor rim and tumor core. Based on these data, and the existing clinical safety database of CA4P, we are planning to initiate a clinical trial of CA4P in combination with an immuno-oncology agent in the near future.

Important and Recent Developments

During 2017, our resources were primarily focused on three programs: 1) conducting a phase 1b clinical trial of OXi4503 in relapsed/refractory acute myeloid leukemia, 2) conducting preclinical studies of CA4P in combination with immuno-oncology agents and 3) conducting a phase 2 clinical trial of CA4P in platinum-resistant ovarian cancer.

On September 26, 2017, due to the lack of a clear efficacy signal in a planned interim analysis of our phase 2 platinum-resistant ovarian cancer study, we terminated the study and announced the termination of future development of CA4P in ovarian cancer. Thereafter, effective October 2, 2017, we terminated the employment of over half of our workforce and reduced the salaries of our executive officers by 50%, with reinstatement to previous compensation levels contingent on a change in control of the Company or the Company raising additional funding of at least $4 million. To date the Company has not achieved the specified level of additional funding to reinstate the salaries.

On April 12, 2018, we closed on net proceeds of approximately $2.4 million from a private placement transaction, or the Private Placement. In the Private Placement, we sold 58.5 units at a purchase price of $50,000 per unit. Each unit contained 250,000 shares of our common stock and warrants to purchase up to 250,000 shares of our common stock. The purchase price of the common stock was $0.20 per share and warrants are exercisable at $0.40 per share. The exercise price of the warrants will only be payable in cash, with no cashless exercise provisions. The Private Placement will currently terminate upon the earlier of the sale of 80 units or April 30, 2018. We plan to register the shares of common stock that were issued and the shares of common stock that are issuable upon exercise of the warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this Annual Report.

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

Share-based compensation

We record the estimated fair value of all share-based payments issued to employees and other service providers. Our share-based payments consist primarily of stock options. The valuation of stock options is an inherently subjective process, since market values are not available for any stock options in our equity securities. Market values are also not available on long-term, non-transferable stock options in other equity securities. With no market values on options to trade in our common stock and no comparable market values on any long-term non-transferable stock options, the process of valuing our stock options is even more uncertain and subjective. Accordingly, we use a Black-Scholes option pricing model to derive an estimated fair value of the stock options which we issue. The Black-Scholes option pricing model requires certain input assumptions, including the expected term of the options and the expected volatility of our common stock. Changes in these assumptions could have a material impact on the estimated fair value that we record for share-based payments that we issue. We determine the term of the options based on the simplified method, which averages the vesting period and the contractual life of the stock option. We determine the expected volatility based on the historical volatility of our common stock over a period commensurate with the option’s expected term. The Black-Scholes option pricing model also requires assumptions for risk-free interest rates and the expected dividend yield of our common stock, but we feel that these values are more objective and note that changes in these values do not have a significant impact on the estimated value of the options when compared to the volatility and term assumptions.

We are also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. Accordingly, we perform a historical analysis of option awards that are forfeited prior to vesting, and record total stock option expense that reflects this estimated forfeiture rate.

RESULTS OF OPERATIONS

Years ended December 31, 2017 and 2016

Research and Development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2017	2016	Amount	%
Clinical studies	$6,403	$3,967	$2,436	61%
Employee compensation and related	2,310	2,868	(558)	-19%
Employee stock-based compensation	381	404	(23)	-6%
Consulting and professional services	714	757	(43)	-6%
Drug manufacturing	378	476	(98)	-21%
Other	285	292	(7)	-2%

Total research and development	$10,471	$8,764	$1,707	19%

Research and development expenses increased in 2017 compared to 2016 due to our clinical studies.

We incurred significantly higher expenses for clinical studies in 2017 compared to 2016, primarily due to higher costs for our FOCUS study of CA4P in platinum-resistant ovarian cancer prior to the study’s termination in late September 2017. When we terminated the FOCUS study we had enrolled a total of approximately 90 patients, compared to approximately 20 at the end of 2016. Direct costs for the FOCUS study were approximately $4.4 million in 2017 compared to $1.9 million in 2016, an increase of $2.5 million. In addition to our FOCUS study, we incurred clinical study expenses for the OX1222 study, which is our on-going trial of OXi4503 in acute myeloid leukemia. Expenses for the AML clinical trial were comparable in 2017 and 2016, at approximately $1.3 million each year. Besides the above-noted clinical trials in ovarian cancer and AML, which comprised the majority of our research and development efforts, in 2017 we also incurred higher expenses investigating CA4P as an immune-oncology agent, which approximately offsets a decrease in clinical expenses incurred investigating CA4P in neuroendocrine tumors.

Employee compensation and related expenses declined in 2017 compared to 2016 primarily due to our termination of the majority of employees immediately after we terminated the FOCUS study. These lower employee compensation costs were partially offset by severance expenses.

Employee stock-based compensation was lower in 2017 than 2016 due to a lower average number of employees in 2017 as a result of the 2017 employee terminations. The percentage decline in stock-based compensation was lower than it was for employee compensation due to the grant levels of the specific employees who were terminated in 2017 and certain options which continued to vest for a former employee under a consulting agreement.

Consulting and professional services decreased in 2017 compared to 2016 due to cutbacks across virtually all areas, except for additional expenses incurred in the first two quarters of 2017 associated with recruiting patients into our FOCUS clinical trial.

Drug manufacturing expenses decreased in 2017 compared to 2016 due to higher expenses incurred in 2016 for supplying and labeling investigational drug for the FOCUS study.

Other expenses include facility related expenses and were generally comparable between the 2017 and 2016 periods, with changes not significant.

Our future research and development expenses will be dependent upon our ability to secure sufficient funding to continue drug development activities. We expect to prioritize obtaining additional clinical data for our OX1222 Study of OXi4503 in relapsed/refractory acute myeloid leukemia and obtaining initial data combining CA4P with an approved immuno-oncology agent.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2017	2016	Amount	%
Employee compensation and related	$1,400	$2,039	$(639)	-31%
Stock-based compensation	454	399	55	14%
Consulting and professional services	1,116	2,082	(966)	-46%
Other	401	475	(74)	-16%

Total general and administrative	$3,371	$4,995	$(1,624)	-33%

General and administrative expenses decreased in 2017 due to cut-backs in our operations.

Employee compensation and related expenses decreased in 2017 compared to 2016 due to reduced average headcount in 2017 and the lack of any 2017 incentive bonus expense as a result of the Company’s very low level of cash at the end of 2017.

The increase in stock-based compensation in 2017 compared to 2016 was due to additional emphasis on equity compensation over cash compensation in 2017 due to the Company’s generally low cash levels throughout the year.

Consulting and professional services decreased in 2017 compared to 2016 due to reduced expenses across nearly all external general and administrative services used, other than business development, and higher one-time market research costs incurred at the beginning of 2016.

Other expenses, which include facility related expenses and insurance expenses, decreased in 2017 compared to 2016 due to lower costs across most areas, none of which were individually significant.

Our future general and administrative expenses will be dependent upon our ability to secure sufficient funding to continue operations.

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of December 31, 2017, we had an accumulated deficit of approximately $292 million, including a net loss of approximately $13.8 million for the year ended December 31, 2017. As of December 31, 2017, we held cash and cash equivalents of approximately $1.1 million, which, together with net proceeds of approximately $2.4 million received in a financing transaction entered into on April 12, 2018, we expect to be sufficient to fund our planned operating activities into the fourth quarter of 2018. If we are unable to secure additional funding prior to this time, we may be required to scale back or conclude our development activities altogether.

We will require additional capital before we can complete the development of OXi4503 and CA4P. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds in the near term we may not be able to continue the development of our product candidates and we could be required to terminate operations altogether. Any additional equity financing, if available, may not be available on favorable terms and would be dilutive to our current stockholders. Debt financing, if available, may involve restrictive covenants and could also be dilutive to our current stockholders. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if access is not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Contractual Obligations

The following table presents information regarding payments required to be made on our non-cancelable contractual obligations, which consists of our facility lease, as of December 31, 2017:

Amount (in thousands)

2018	$221
2019	112

$333

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

Our cash, cash equivalents and short-term investments are maintained in U.S. dollar accounts. We have adopted a policy for the cash, cash equivalents and investments that we hold, the primary objective of which is to preserve principal, while also maintaining liquidity to meet our operating needs and maximize yields to the extent possible. Although our investments are subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and would be likely to decrease in value if market interest rates increase. However, due to the generally conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated. Although we may from time to time manufacture drugs and conduct trials and studies outside of the United States, we believe our exposure to foreign currency risk to be immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and any supplementary financial information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2017, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. In particular, the very small size of our company necessitates that there is less segregation of duties than there is at most other companies. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, OUM & Co., LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2017 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our directors and executive officers as of March 30, 2018.

Name	Age	Position
David J. Chaplin, Ph.D.	62	Director
Simon C. Pedder, Ph.D.	57	Director
Donald R. Reynolds	55	Director
Bobby W. Sandage, Jr., Ph.D.	64	Director
William D. Schwieterman, M.D.	60	Chairman of the Board of Directors, President and Chief Executive Officer
Matthew M. Loar	55	Chief Financial Officer

David J. Chaplin, Ph.D. Dr. Chaplin has been a member of our Board of Directors since January 2013. Dr. Chaplin also served as our Chief Scientific Officer from May 2015 through January 2018, when he retired from his position as Chief Scientific Officer. Prior to serving as our Chief Scientific Officer, Dr. Chaplin was

President and Chief Executive Officer from May 2014 until May 2015, and Head of Research and Development from 2000 until 2011. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris, where he was in charge of drug development from preclinical through phase 1 trials. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990. Dr. Chaplin has a B.Sc. in chemistry from the University of Essex, a M.Sc. in pharmacology from the University of Southampton, and completed his Ph.D. in tumor biology at the University of London. Since July 2012, Dr. Chaplin has been a director of PHusis Therapeutics, Inc., a privately held biopharmaceutical company in the United States developing inhibitors of proteins with regulatory PH-domains that drive cancer growth. Since 2017, Dr. Chaplin has been a director of FasT Biopharma Ltd., a privately held company in the United Kingdom developing antibody based therapeutics.

Simon C. Pedder, Ph.D. Dr. Pedder has been a member of our Board of Directors since March 2016. Dr. Pedder currently serves as the Vice President of Corporate Strategy and Business Development of Athenix, Inc., a private global specialty oncology pharmaceutical company. From April 2014 through June 2015, Dr. Pedder served as the President and Chief Executive Officer of Cellectar Biosciences, Inc., a biopharmaceutical company developing compounds for the treatment, diagnosis and imaging of cancer, and served as Cellectar’s Acting Chief Executive Officer from October 2013 until April 2014. Dr. Pedder also served as a member of the board of directors of Cellectar from October 2013 until June 2015. From May 2004 through July 2012, Dr. Pedder served as President, Chief Executive Officer and as a director of Chelsea Therapeutics, Inc., a public development stage biopharmaceutical company. Dr. Pedder has a Bachelor of Environmental Studies from the University of Waterloo, a Master of Science in Toxicology from Concordia University and a Ph.D. in Pharmacology from the Medical College at the University of Saskatchewan College of Medicine. Dr. Pedder currently serves on the board of directors of Cerecor, Inc., Delcath Systems, Inc. and Atlantic Research Group, a private contract research organization.

Donald R. Reynolds Mr. Reynolds has been a member of our Board of Directors since October 2016. Mr. Reynolds is a practicing attorney and partner at the law firm of Wyrick Robbins Yates & Ponton LLP with experience in the areas of capital markets, securities law, mergers & acquisitions, venture capital and general corporate law. Mr. Reynolds also currently teaches Securities Regulation at Campbell University’s law school and guest lectures on corporate governance at the University of North Carolina Chapel Hill’s Kenan-Flagler Business School. Since Mr. Reynolds’s elevation to partner at the law firm of Wyrick Robbins Yates & Ponton LLP in 1996, he has participated in a variety of the firm’s internal committees, including the firm’s Executive Committee, Strategic Planning Committee, Nominating Committee and Compensation Committee. Mr. Reynolds received his B.A. from Whitman College and his J.D. from New York University School of Law. He is currently licensed to practice law in California and North Carolina. Mr. Reynolds currently serves as a member of the board of directors of Atlantic Research Group, Inc., a private clinical research organization, and as Chair of the board of directors of USA Taekwondo, the non-profit national governing body for the sport.

Bobby W. Sandage, Jr., Ph.D. Dr. Sandage has been a member of our Board of Directors since October 2016. Dr. Sandage currently serves as the president and chief executive officer of Euclises Pharmaceuticals, Inc., a private drug discovery and development company advancing cyclooxygenase-2 (COX-2) inhibitors for cancer therapy. Since August of 2016, he has served as a general partner of Cultivation Capital, a venture capital firm specializing in investments in private technology and life sciences companies. Dr. Sandage is currently a member of the board of directors of Immunophotonics, Inc., a private cancer vaccine development company, EDIS Solutions, LLC, a private healthcare information technology company, and Euclises Pharmaceuticals, Inc.

William D. Schwieterman, M.D. Since May 2015, Dr. Schwieterman has served as President and Chief Executive Officer of Mateon. Dr. Schwieterman has also been an independent consultant to biotech and pharmaceutical companies, including to Mateon, specializing in clinical development since July 2002. Dr. Schwieterman is a board-certified internist and a rheumatologist. Dr. Schwieterman was previously a part-time employee of Perceptive Advisors, LLC, a hedge fund based in New York, NY. From 2009 to 2014, Dr. Schwieterman was the Chief Medical Officer of Chelsea Therapeutics, Inc., a publicly traded biopharmaceutical development company, where he led the Chelsea Therapeutics clinical development team toward the approval of droxidopa for the treatment of symptoms of Parkinson’s disease and other neurogenerative diseases. Dr. Schwieterman was formerly Chief of the Medicine Branch and Chief of the Immunology and Infectious Disease Branch in the Division of Clinical Trials at the Food and Drug Administration (the “FDA”). In these capacities and others, Dr. Schwieterman spent 10 years at the FDA in the Center for Biologics overseeing a wide range of clinical development plans for a large number of different types of molecules. Dr. Schwieterman holds a B.S. and M.D. from the University of Cincinnati. Dr. Schwieterman does not currently serve, and has not served in the past five years, as a member of the board of directors of another reporting company or of any registered investment company.

Matthew M. Loar Mr. Loar was appointed as our Chief Financial Officer in July 2015. Mr. Loar was previously Chief Financial Officer of KineMed, Inc., a privately held biotechnology company, from January 2014 to July 2015. From January 2010 to January 2014, Mr. Loar was an independent financial consultant to companies in the biopharmaceutical industry. While consulting, he also served as acting Chief Executive Officer and Chief Financial Officer of Neurobiological Technologies, Inc. (NTI), a publicly traded pharmaceutical company, beginning in February 2010 and currently continuing, and as Chief Financial Officer of Virolab, Inc., a biotechnology company, from May 2011 to August 2012. Previously, he was Chief Financial Officer of NTI from April 2008 to December 2009. Earlier in his career, Mr. Loar was Chief Financial Officer of Osteologix, Inc., a publicly traded pharmaceutical company, from 2006 to 2008, and of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company, from 1995 to 2006. Mr. Loar currently serves on the board of directors of NTI. Mr. Loar received a B.A. in Legal Studies from the University of California, Berkeley and is a Certified Public Accountant (inactive) in California.

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members will serve on these committees until their resignation or as otherwise determined by our board of directors.

Audit Committee

The Audit Committee consists of Dr. Sandage (Chairman), Dr. Pedder and Mr. Reynolds. Our Audit Committee has the authority to retain and terminate the services of our independent registered public accounting firm, reviews our annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of our annual audits. The Board has determined that Dr. Sandage is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The Board of Directors has adopted a charter for the Audit Committee, which is reviewed and reassessed annually by the Audit Committee. A copy of the Audit Committee’s written charter is publicly available on our website at www.mateon.com. All members of our Audit Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market and OTC Markets’ OTCQX Rules for U.S. Companies.

Compensation Committee

The Compensation Committee consists of Dr. Pedder (Chairperson), Mr. Reynolds and Dr. Sandage. The Compensation Committee’s roles and responsibilities include making recommendations to the Board of Directors regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, and appropriate compensation levels for our Chief Executive Officer (or “CEO”), which are determined without the CEO present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. Our Compensation Committee also administers our 2015 Plan and our 2017 Plan. Each member of the Compensation Committee qualifies as independent under the definition promulgated by The Nasdaq Stock Market and OTC Markets’ OTCQX Rules for U.S. Companies, and qualifies as a “Non-Employee Director” within the meaning of Rule 16b-3 under the Exchange Act.

The Compensation Committee reviews and assesses the three main components of each named executive officer’s compensation: base salary, incentive compensation, and equity compensation. Adjustments to base salary are generally only made when there has been a change in the scope of the responsibilities of the named executive officer or when, based on a review of the base salary component of executive officers in companies of a similar size and stage of development, the Compensation Committee members believe that an adjustment is warranted in order to remain competitive. The executive management of the Company determines and agrees with the Compensation Committee on its corporate goals and objectives for the ensuing year. At the end of each year, the attainment of each objective is assessed and incentive awards may be made to each executive based on his or her contribution to achieving the objectives. Awards are made based on either provisions of an executive’s employment agreement, or an assessment of each executive’s equity compensation position relative to the Company’s other executives.

The Compensation Committee also typically reviews our director compensation on at least an annual basis.

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. In 2016, the Compensation Committee engaged the services of Radford, an Aon Hewitt Company (“Radford”), a national executive compensation consulting firm, to assist the Compensation Committee in defining the appropriate market of the Company’s peer companies for executive and director compensation and practices and in benchmarking our executive and director compensation program against the peer group, with an emphasis on equity compensation. Radford performed these services solely on behalf of the Compensation Committee and had no relationship with the Company or management except as it may have related to the performance of such services. The Compensation Committee has assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of The Nasdaq Stock Market and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Mr. Reynolds (Chairman), Dr. Pedder and Dr. Sandage. The Nominating and Governance Committee’s role and responsibilities include making recommendations to the full Board as to the size and composition of the Board and making recommendations as to particular nominees to the Board. All members of the Nominating and Governance Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market and OTC Markets’ OTCQX Rules for U.S. Companies.

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Schwieterman and Dr. Chaplin, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been employed by us in the last completed fiscal year. In addition, none of our executive officers served as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has an executive officer who serves on our Board or Compensation Committee during 2017.

Corporate Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, including our CEO and CFO. The text of the Code of Conduct has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014, and is posted on our website at www.mateon.com. Disclosure regarding any amendments to, or waivers from provisions of the code of conduct and ethics that apply to our directors, principal executive, and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC and us initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. For these purposes, the term “other equity securities” would include options granted under the Mateon Therapeutics, Inc. 2005 Stock Plan (the “2005 Stock Plan”), the Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and the Mateon Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). To our knowledge, based solely on a review of the forms and written representations received by us from our Section 16 reporting persons, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to the reporting persons were properly and timely satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during 2017 and 2016 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer and (3) our Chief Scientific Officer, the latter two of which are our next most highly compensated executive officers earning more than $100,000 in 2017.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
William D. Schwieterman, M.D.	2017	$362,692	$—	$154,508	$130,825	(2)	$648,025
President and Chief Executive Officer	2016	410,000	102,500	227,514	126,298	(2)	866,312
Matthew M. Loar	2017	287,500	—	98,323	—		385,823
Chief Financial Officer	2016	325,000	56,875	142,648	—		524,523
David J. Chaplin, Ph.D.	2017	192,885	—	73,743	—		266,628
Chief Scientific Officer	2016	220,000	38,500	142,648	—		401,148

(1)	The fair values for all stock awards in this table represent the estimated award value at the time of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected life (years)	6.0	6.0
Expected volatility	88%	88%
Dividend yield	0.00%	0.00%

Although all stock options in the table vest over a four year period, pursuant to rules of the SEC the value in the table represents full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See the Narrative Disclosure below for information regarding the number of shares granted to each of the named executive officers. See Note 6 to our Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

(2)	Represents costs for a furnished apartment in San Francisco, California, the cost of one economy class round-trip ticket between San Francisco, California and Mobile, Alabama per month, and the income tax impact of these expenses.

Narrative Disclosure to Summary Compensation Table

Dr. William D. Schwieterman.    On May 15, 2015, we entered into an employment agreement with Dr. Schwieterman for his service as President and Chief Executive Officer, which was subsequently amended on July 31, 2015. Pursuant to the terms of this agreement, Dr. Schwieterman is entitled to receive an annual base salary of $410,000. In addition, he is eligible for an annual bonus of up to fifty percent of his then-current annual base salary, based on the Board of Directors’ assessment of his performance and the Company’s performance. For calendar year 2016, the Board of Directors determined that Dr. Schwieterman’s annual bonus would be at 50% of the targeted level, and for calendar year 2017, the Board of Directors determined that he would not receive an annual bonus due to the financial condition of the Company.

Dr. Schwieterman’s employment agreement also provides for the Company to pay the costs of furnished housing in San Francisco, California and the cost of one economy class roundtrip airplane ticket between San Francisco, California and Mobile, Alabama per month.

On October 2, 2017, the Company and Dr. Schwieterman agreed to a 50% reduction in his base annual salary (to $205,000), with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or the execution of a licensing or collaboration agreement with certain conditions. Dr. Schwieterman continues to receive the reduced salary as of the date of the filing of this report.

Dr. Schwieterman may terminate his employment upon written notice to us. We may terminate his employment without prior written notice for cause, or without cause on sixty days’ prior written notice. If his employment is terminated by us for cause, by reason of his death or disability or by Dr. Schwieterman without good reason, we will pay him the amount of our accrued obligations as of the date of such termination. If his employment is terminated by us other than for cause or by Dr. Schwieterman with good reason, we will pay him the accrued obligations, an amount equal to twelve months of his then-current base salary and twelve months of health insurance premiums pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), subject to the conditions outlined in the agreement.

If his employment is terminated by us other than for cause or by Dr. Schwieterman with good reason in the one year following the effective date of a change in control of the Company, we will pay him our accrued obligations, an amount equal to twelve months of his then-current base salary and twelve months of COBRA premiums on the same conditions described above. In addition, all of his unvested equity awards outstanding on the date of termination shall vest and be immediately exercisable. Dr. Schwieterman has also agreed not to directly or indirectly solicit for employment, during his employment and for a twelve month period following termination of his employment, any person who is (or has been in the past year) a Company officer, executive or key employee.

All payments made and benefits available to Dr. Schwieterman in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

On March 21, 2016, the Company granted Dr. Schwieterman options to purchase 500,000 shares of our common stock with an exercise price of $0.7277 per share, which vest over a four year period. On January 12, 2017, the Company granted Dr. Schwieterman options to purchase 550,000 shares of our common stock with an exercise price of $0.375 per share, which vest over a four year period.

Matthew M. Loar.    On July 20, 2015, we entered into an employment agreement with Mr. Loar for his service as our Chief Financial Officer. Pursuant to the terms of this agreement, Mr. Loar is entitled to receive an annual base salary of $325,000. In addition, he is eligible for an annual bonus of up to thirty-five percent of his then-current annual base salary, based on the Board of Directors’ assessment of his performance and the Company’s performance. For calendar year 2016, the Board of Directors determined that Mr. Loar’s annual bonus would be at 50% of the targeted level, and for calendar year 2017, the Board of Directors determined that he would not receive an annual bonus due to the financial condition of the Company.

On October 2, 2017, the Company and Mr. Loar agreed to a 50% reduction in his base annual salary (to $162,500), with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or the execution of a licensing or collaboration agreement with certain conditions. Mr. Loar continues to receive the reduced salary as of the date of the filing of this report.

Mr. Loar may terminate his employment agreement upon written notice to us. We may terminate the employment agreement without prior written notice for cause, or without cause on sixty days’ prior written notice. If his employment is terminated by us for cause, by reason of his death or disability or by Mr. Loar without good reason, we will pay him the amount of our accrued obligations, as of the date of such termination. If his employment is terminated by us other than for cause or by Mr. Loar with good reason, we will pay him the accrued obligations, an amount equal to twelve months of his then-current base salary and twelve months of health insurance premiums pursuant to COBRA, subject to the conditions outlined in the agreement.

If his employment is terminated by us other than for cause or by Mr. Loar with good reason in the one year following the effective date of a change in control of the Company, we will pay him our accrued obligations, an amount equal to twelve months of his then-current base salary and twelve months of COBRA premiums on the same conditions described above. In addition, all of his unvested equity awards outstanding on the date of termination shall vest and be immediately exercisable. Mr. Loar has also agreed not to directly or indirectly solicit for employment, during his employment and for a twelve month period following termination of his employment, any person who is (or has been in the past year) a Company officer, executive or key employee.

All payments made and benefits available to Mr. Loar in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

On March 21, 2016, the Company granted Mr. Loar options to purchase 262,500 shares of our common stock with an exercise price per share of $0.7277 per share, which vest over a four year period. On January 12, 2017, the Company granted Mr. Loar options to purchase 350,000 shares of our common stock with an exercise price of $0.375 per share, which vest over a four year period.

Dr. David J. Chaplin.    On May 12, 2015 we entered into an amended and restated employment agreement with Dr. Chaplin for his services as our Chief Scientific Officer. Pursuant to the terms of his employment agreement, Dr. Chaplin is entitled to receive an annual base salary of $220,000. In addition, he is eligible to be awarded an annual bonus of up to thirty-five percent of his then-current annual base salary, based on the Board of Directors’ assessment of his performance and the Company’s performance. For calendar year 2016, the Board of Directors determined that Dr. Chaplin’s annual bonus would be at 50% of the targeted level, and for calendar year 2017, the Board of Directors determined that he would not receive an annual bonus due to the financial condition of the Company.

On October 2, 2017, the Company and Dr. Chaplin agreed to a 50% reduction in his base annual salary (to $110,000), with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or the execution of a licensing or collaboration agreement with certain conditions. Dr. Chaplin continued to receive the reduced salary through his retirement from employment with the Company on January 11, 2018.

On March 21, 2016, we granted Dr. Chaplin options to purchase 262,500 shares of our common stock with an exercise price per share of $0.7277 per share which vest over a four year period. On January 12, 2017, the Company granted Dr. Chaplin options to purchase 262,500 shares of our common stock with an exercise price of $0.375 per share, which vest over a four year period.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2017 to each of the executive officers named in the Summary Compensation Table. There were no grants of unvested stock awards outstanding as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
William D. Schwieterman, M.D.	2,359	—	11.88	1/02/2018
President and Chief Executive Officer	4,209	—	6.62	7/01/2018
	5,140	—	5.30	1/02/2019
	10,060	—	2.70	7/01/2019
	4,880	—	2.79	1/02/2020
	5,280	—	2.60	7/02/2020
	193,750	106,250	1.43	5/28/2025
	—	75,000	1.43	5/28/2025
	218,750	281,250	.7277	3/21/2026
	126,042	423,958	.375	1/12/2027
Matthew M. Loar	90,625	59,375	$1.37	7/20/2025
Chief Financial Officer	114,843	147,657	.7277	3/21/2026
	80,208	269,792	.375	1/12/2027
David J. Chaplin, Ph.D.,	6,260	—	$4.36	1/23/2019
Chief Scientific Officer	10,060	—	2.70	7/01/2019
	4,880	—	2.79	1/02/2020
	134,374	15,626	2.95	5/15/2024
	201,563	23,437	1.43	5/28/2025
	114,843	147,657	.7277	3/21/2026
	60,156	202,344	.375	1/12/2027

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Schwieterman and Mr. Loar in the event of a termination of their employment or a change of control of the Company. Dr. Chaplin retired from his position with the Company effective January 11, 2018 and he received no benefits upon termination of his employment. Because Dr. Chaplin retired from his position he is no longer eligible for payments or certain benefits in the event of a change in control of the Company. The following table summarizes the potential payments to Dr. Schwieterman and Mr. Loar assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2017, the last day of our fiscal year. On the final trading day of our fiscal year the closing price of our common stock on OTCQX marketplace was $0.15 per share.

William D. Schwieterman, M.D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$410,000	$—	$410,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	811,458	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$32,309	$—	$32,309	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Matthew M. Loar

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$410,000	$—	$410,000	$—	$—
Annual Bonus (35% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	476,824	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$32,309	$—	$32,309	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

The information set forth above is described in more detail in the Narrative Disclosure to the Summary Compensation Table.

As defined in the employment agreements, a “Change in Control” means the following during the employment term:

(1)	any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than fifty percent of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose any such voting securities held by the Company or its affiliates or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve; or

(2)	a merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least fifty percent of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or

(3)	the stockholders of the Company approve an agreement for the sale or disposition by the Company of all or substantially all of its assets; or

(4)

a change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are Incumbent Directors, and provided in each such case the Change in Control also meets the requirements of a “Change in Control Event” within the meaning of Section 409A(a)(2)(A)(v) of the Code and Treasury Regulation Section 1.409A-3(i)(5). “Incumbent Directors” mean the directors who either (A) are directors of the Company as of the date of this Agreement, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

In each such case the Change of Control must also meet the requirements of a “Change of Control Event” within the meaning of Section 409(a)(2)(A)(v) of the Code.

Each of Dr. Schwieterman and Mr. Loar will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause,” as defined in the employment agreements, means:

(1)	Substantial failure to perform any of his duties or to follow reasonable, lawful directions of the Board or any officer to whom the party reports;

(2)	willful misconduct or willful malfeasance in connection with his employment;

(3)	commission of, conviction of, or plea of nolo contendere to, any crime constituting a felony under the laws of the United States or any state thereof, or any other crime involving moral turpitude;

(4)	material breach of any provision of the employment agreement, the By-laws or any other written agreement with the Company;

(5)	engaging in misconduct that causes significant injury to the Company, financial or otherwise, or to its reputation; or

(6)	any act, omission or circumstance constituting cause under the law governing the employment agreement.

“Good Reason,” as defined in the employment agreements, means the Company:

(1)	materially reduces the officer’s title or responsibilities;

(2)	relocates its headquarters more than sixty (60) miles from their current location (unless the relocation results in the headquarters being closer to the officer’s residence);

(3)	materially reduces the officer’s base salary; or

(4)	breaches a material term of the officer’s employment agreement.

Good Reason must also meet the requirements for a good reason termination in accordance with Code Section 409A, and any successor statute, regulation and guidance thereto.

Director Compensation

The following table shows the total compensation paid or accrued during 2017 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Simon C. Pedder, Ph.D.	$40,500	$40,000	$80,500
Donald R. Reynolds	$40,500	$40,000	$80,500
Bobby W. Sandage, Jr., Ph.D.	$40,317	$40,000	$80,317

(1)	Effective with quarterly board fees for the fourth quarter of 2017, the Board of Directors has suspended all cash payments for board service until the Company’s financial position improves sufficiently to warrant reinstatement of these fees.

(2)	The exercise price of these options is $0.51 per share, which was the market value of the Company’s common stock on the date of grant. The fair values for the awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions
Risk-free interest rate	2.0%
Expected life (years)	6.0
Expected volatility	88%
Dividend yield	0.00%

Although the above options vest one year subsequent to grant, pursuant to rules of the SEC the values in the table represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See Note 6 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various Committees of our Board.

Fees.    In July 2014, the Board of Directors adopted a director compensation policy, which was amended and restated on October 25, 2016, (as amended and restated, the “2016 Director Compensation Policy”). In accordance with the 2016 Director Compensation Policy, the following cash fees are payable to non-employee directors quarterly in arrears at the end of each quarter:

Board or Committee of Board	Annual Cash Retainer Amount
Member of the Board	$40,000
Chairperson of the Board (in addition to compensation as a Member of the Board)	$20,000
Audit Committee Chairperson (in addition to compensation as a Member of the Board and as a member of the Audit Committee)	$3,000
Compensation Committee Chairperson (in addition to compensation as a Member of the Board and as a member of the Compensation Committee)	$3,000
Nominating and Governance Committee Chairperson (in addition to compensation as a Member of the Board and as a member of the Nominating and Governance Committee)	$3,000
Audit Committee Member (in addition to compensation as a Member of the Board)	$5,000
Compensation Committee Member (in addition to compensation as a Member of the Board)	$3,000
Nominating and Governance Committee Member (in addition to compensation as a Member of the Board)	$3,000

A new non-employee director joining the Board during the course of the year on a date other than the first day of the fiscal quarter will receive his or her cash compensation for that quarter pro-rated.

In October 2017, the Board of Directors suspended all cash payments for board service until the Company’s financial position improved sufficiently to warrant reinstatement of cash fees. As of the date of the filing of this report, board members continue to receive no fees.

Equity Grants. In accordance with the 2016 Director Compensation Policy, on the date of each annual meeting, each non-employee director is granted a non-qualified stock option to purchase shares of our common stock valued at $40,000 on the date of grant, which will vest in full one year from the grant date, subject to the applicable director’s continued service on the Board as of the vesting date.

A new non-employee director joining the Board will be granted an option to purchase shares of our common stock valued at $50,000 on or shortly after the first date of his or her service, which will vest over a three year period subject to the director’s continued service on the Board as of each vesting date.

Each option granted under the 2016 Director Compensation Policy will have an exercise price equal to the closing price of our common stock on OTCQX marketplace (or other applicable trading market) on the date of grant, or if the date of grant is not a trading day, the closing price on the next trading day following the date of grant, and each option will have a term of six years. The number of options to be received under the 2016 Director Compensation Policy will be calculated using the Black-Scholes valuation method.

Options granted pursuant to the 2016 Director Compensation Policy are subject to the terms and conditions of the applicable stock plan. Under the terms of the 2015 Incentive Plan and the 2017 Incentive Plan, directors may be granted shares of common stock, stock-based awards, and/or stock options to purchase shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information with respect to the beneficial ownership of our common stock as of April 12, 2018 for (a) each of our executive officers named in the Summary Compensation Table, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 12, 2018 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the tables. Except as indicated in footnotes to these tables, we believe that the stockholders named in these tables have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Ownership determinations are based on 41,169,934 shares of common stock outstanding on April 12, 2018. Unless otherwise indicated, the address of each stockholder is c/o Mateon Therapeutics, Inc., 701 Gateway Boulevard, Suite 210, South San Francisco, CA 94080.

Name of Beneficial Owner	Number of Shares of Mateon Common Stock Beneficially Owned and Nature of Ownership		Percent of Class
William D. Schwieterman, M.D.	1,963,283	(1)	4.6%
Matthew M. Loar	915,104	(2)	2.2%
Donald R. Reynolds	723,056	(3)	1.7%
David J. Chaplin, Ph.D.	626,893	(4)	1.5%
Simon C. Pedder, Ph.D.	285,061	(5)	*
Bobby W. Sandage, Jr., Ph.D.	193,056	(6)	*
All current directors and executive officers as a group (6 persons)	4,706,453	(7)	10.5%

*	Less than 1%.
(1)	Includes 712,536 shares Dr. Schwieterman has the right to acquire upon the exercise of stock options and 625,000 shares upon the exercise of warrants.
(2)	Includes 365,104 shares Mr. Loar has the right to acquire upon the exercise of stock options and 250,000 shares upon the exercise of warrants.

(3)	Includes 193,056 shares Mr. Reynolds has the right to acquire upon the exercise of stock options and 250,000 shares upon the exercise of warrants.
(4)	Includes 625,887 shares Dr. Chaplin has the right to acquire upon the exercise of stock options.
(5)	Represents shares Dr. Pedder has the right to acquire upon the exercise of stock options.
(6)	Represents shares Dr. Sandage has the right to acquire upon the exercise of stock options.
(7)	Includes 2,374,700 shares that the current directors and executive officers have the right to acquire upon the exercise of stock options and 1,125,000 shares upon the exercise of warrants.

The determination that there were no persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock as of April 12, 2018, was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,403,000	$1.34	1,323,000
Equity compensation plans not approved by security holders	1,477,000	0.38	523,000

Total	4,880,000	$1.05	1,846,000

Brief Description of equity compensation plan not approved by security holders

On January 12, 2017, the Board of Directors adopted and approved the Mateon Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation Committee, to make grants of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants and directors. The purpose of these awards is to attract and retain key individuals, further align employee and stockholder interests, and provide additional incentive for them to promote our success. The 2017 Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock. Any stock options granted under the 2017 Plan must be non-qualified stock options, which are not intended to meet the requirements of Section 422 of the Internal Revenue code. Options generally vest over a period of time, may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves in advance all related person transactions.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that each of the nominees except for Dr. Chaplin and Dr. Schwieterman qualify as “independent directors” as defined under the rules of The Nasdaq Stock Market and OTC Markets’ OTCQX Rules for U.S. Companies.

Dr. Chaplin is a resident of the United Kingdom, and during 2016 the services he performed for Mateon while in the United Kingdom were conducted through Aston Biopharma LTD, an entity which Dr. Chaplin controlled, while the payment for services Dr. Chaplin performed for Mateon while he was in the United States were made directly to Dr. Chaplin. We paid Aston Biopharma LTD approximately $105,750 as compensation for services Dr. Chaplin performed while he was in the United Kingdom during 2016, and his compensation for services as an employee was reduced by this amount. Aston Biopharma LTD and Mateon terminated the consultancy agreement effective as of January 1, 2017 and all payments for Dr. Chaplin’s services were thereafter made directly to Dr. Chaplin. The compensation Dr. Chaplin has received from the Company is further described under “Executive Compensation”, and includes compensation received under the consultancy agreement with Aston Biopharma LTD.

On April 12, 2018, we closed a private placement transaction in which we received net proceeds of approximately $2.4 million. The private placement transaction consisted of the sale of 58.5 units at a purchase price of $50,000 per unit, and each unit contained 250,000 shares of our common stock and warrants to purchase up to 250,000 shares of our common stock. The purchase price of the common stock was $0.20 per share and warrants are exercisable at $0.40 per share. Dr. Schwieterman purchased 2.5 units and Mr. Loar and Mr. Reynolds each purchased one unit in the private placement transaction. The purchases of Dr. Schwieterman, Mr. Loar and Mr. Reynolds were reviewed in advance by disinterested directors on the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, OUM & Co., LLP, for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and December 31, 2016, and fees billed for other services rendered during those periods.

	2017	2016
Audit fees (1)	$213,095	$104,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	3,543	—

	$216,638	$104,000

(1)	Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements and statutory audits. We engaged OUM & Co., LLP as our independent public accounting firm on December 9, 2016 and accordingly did not incur any OUM costs for the review of our quarterly financial statements in 2016. Prior to December 9, 2016 we used Ernst & Young LLP as our independent registered public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible

Non-audit Services of Independent Registered Public Accounting Firm

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013 and June 16, 2016.	10-K	3/30/2017	3.1

3.2	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

4.1	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.2	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.4	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.5	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.6	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.7	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.10	Form of Series A Warrant to purchase common stock	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase common stock	8-K	4/16/2018	4.2

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.5	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.10	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.11	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.12	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.13	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.14	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.15	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.16	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.4

10.17	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.18	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.19	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.20	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective July 2014. +	10-Q	8/8/2014	10.4

10.22	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.23	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.24	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Employment Agreement by and between the Registrant and David J. Chaplin, dated as of May 16, 2014. +	10-Q	8/8/2014	10.1

10.27	Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of May 12, 2015. +	10-Q	8/6/2015	10.3

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.28	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.29	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.30	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.31	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.32	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018	8-K	4/16/2018	10.1

10.33	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018	8-K	4/16/2018	10.2

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

23.1	Consent of Independent Registered Public Accounting Firm.				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2017 and December 31, 2016				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mateon Therapeutics, Inc.

/S/ WILLIAM D. SCHWIETERMAN
By:	William D. Schwieterman
Chief Executive Officer

Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	President, Chief Executive Officer and Chairman of the Board and Director (Principal executive officer)	April 17, 2018

/s/ MATTHEW M. LOAR Matthew M. Loar	Chief Financial Officer (Principal financial and accounting officer)	April 17, 2018

/s/ DAVID J. CHAPLIN David J. Chaplin	Director	April 17, 2018

/s/ SIMON C. PEDDER Simon C. Pedder	Director	April 17, 2018

/s/ DONALD R. REYNOLDS Donald R. Reynolds	Director	April 17, 2018

/s/ BOBBY W. SANDAGE, JR. Bobby W. Sandage, Jr.	Director	April 17, 2018

Mateon Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Mateon Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Mateon Therapeutics, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mateon Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

April 17, 2018

We have served as the Company’s auditor since 2016.

Mateon Therapeutics, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$3,535
Short-term investments	—	8,512
Prepaid clinical trial expenses	—	1,946
Other prepaid expenses and current assets	22	77

Total current assets	1,137	14,070
Property and equipment, net	2	11
Other assets	33	33

Total assets	$1,172	$14,114

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$788	$310
Accrued compensation and employee benefits	73	842
Accrued clinical trial expenses	509	64
Other accrued liabilities	279	398

Total current liabilities	1,649	1,614

Commitments and contingencies
Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	291,533	290,698
Accumulated deficit	(292,275)	(278,463)

Total stockholders’ equity/(deficit)	(477)	12,500

Total liabilities and stockholders’ equity/(deficit)	$1,172	$14,114

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except per share data)

	2017	2016
Operating expenses:
Research and development	$10,471	$8,764
General and administrative	3,371	4,995

Total operating expenses	13,842	13,759

Loss from operations	(13,842)	(13,759)
Interest income	35	106
Other income (expense)	(5)	(1)

Net loss and comprehensive loss	$(13,812)	$(13,654)

Basic and diluted net loss per share attributable to common stock	$(0.52)	$(0.51)

Weighted-average number of common shares outstanding	26,545	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance December 31, 2015	26,545	$265	$289,894	$(264,809)	$25,350
Net loss and comprehensive loss	—	—	—	(13,654)	(13,654)
Stock based compensation expense	—	—	804	—	804

Balance December 31, 2016	26,545	$265	$290,698	$(278,463)	$12,500
Net loss and comprehensive loss	—	—	—	(13,812)	(13,812)
Stock based compensation expense	—	—	835	—	835

Balance December 31, 2017	26,545	$265	$291,533	$(292,275)	$(477)

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	2017	2016
Operating activities:
Net loss	$(13,812)	$(13,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	19
Stock-based compensation	835	804
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,001	(1,918)
Accounts payable and accrued expenses	35	(489)

Net cash used in operating activities	(10,932)	(15,238)

Investing activities:
Purchase of short-term investments	—	(21,014)
Sale of short-term investments	8,512	12,502

Net cash provided by/(used in) investing activities	8,512	(8,512)

Decrease in cash and cash equivalents	(2,420)	(23,750)
Cash and cash equivalents at beginning of year	3,535	27,285

Cash and cash equivalents at end of year	$1,115	$3,535

See accompanying notes.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2017

1.	Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical developing drugs for the treatment of orphan oncology indications, with its lead program in acute myeloid leukemia (“AML”). The Company was originally incorporated under the name OXiGENE, Inc. in 1988 in the state of New York and reincorporated in 1992 in the state of Delaware. Effective June 17, 2016, the Company changed its name to Mateon Therapeutics, Inc.

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

Accrued Clinical Trial Expenses

The Company utilizes contract research organizations (“CROs”), independent clinical investigators, and other third-party service providers to assist with the execution of its clinical trials. The Company records costs for clinical trial activities based upon the estimated amount of services provided but not yet invoiced for each clinical trial, and includes these costs in accrued liabilities on its Balance Sheets and within research and development expenses on its Statements of Comprehensive Loss. Contracts for clinical trials vary significantly in length and are usually composed of a fixed management fee, variable indirect reimbursable costs, monthly costs and amounts owed on a per patient basis. The Company monitors both the activity and patient enrollment levels of each clinical trial to the extent possible through communication with each service provider, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. As a result, accrued clinical trial expenses represent the Company’s reasonably estimated contractual liability to outside service providers at any particular point in time. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842),” which requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplified several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This ASU became effective for the Company’s interim and annual reporting periods beginning January 1, 2017, and the adoption of this standard did not have a material impact on the Company’s financial statements. As part of the adoption of this standard, the Company elected to continue estimating the expected option forfeiture rate.

In August 2016, The FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses several cash flow issues that diversify in practice. The new guidance is effective for fiscal years beginning after December 31, 2017 and for interim periods within those years. The Company currently does not expect the adoption of this ASU to have material impact on its financial statements.

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of December 31, 2017, had an accumulated deficit of over $292 million. The company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of December 31, 2017, the Company had approximately $1.1 million in cash and current liabilities of $1.6 million. Following the receipt of an estimated $2.4 million in net proceeds from a financing transaction in April 2018, based on the Company’s planned operations, the Company’s management expects Mateon’s existing cash to support its planned operations into the fourth quarter of 2018. Prior to this time, the Company will need to secure additional funding or could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain planned operations past the fourth quarter of 2018, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its planned operations beyond this time. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

3.	Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$1,115	$—	$—	$1,115

	$1,115	$—	$—	$1,115

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash	$671	$—	$—	$671
Money market funds	2,864	—	—	2,864
U.S. government treasury bills	3,008	—	—	3,008
Corporate bonds and commercial paper	5,504	—	—	5,504

	$12,047	$—	$—	$12,047

Reported as:
Cash and cash equivalents				$3,535
Short-term investments				8,512

Total cash, cash equivalents and short-term investments				$12,047

As of December 31, 2016, the Company’s cash equivalents and short-term investments had a weighted-average time to maturity of less than one year, and the Company had the ability to hold its investments through their maturity dates. There have been no significant realized gains or losses on investments for the period presented.

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,864	$—	$—	$2,864
U.S. government treasury bills	—	3,008	—	3,008
Corporate bonds and commercial paper	—	5,504	—	5,504

Total	$2,864	$8,512	$—	$11,376

5.	Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Equipment	$226	$226
Furniture and fixtures	36	36
Leasehold improvements	6	6

Total assets	268	268
Less accumulated depreciation	(266)	(257)

Total property and equipment, net	$2	$11

6.	Stockholders’ Equity

Warrants

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise Price	December 31,
		2017	2016
Expiration Date		(in thousands)
06/14/17	$3.70	—	216
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/11/19	$2.56	293	293
02/18/19	$2.75	1,872	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920

Total Warrants Outstanding		9,626	9,842

No warrants were exercised during the years ended December 31, 2017 and 2016.

All warrants outstanding at December 31, 2017 and 2016 were recorded by the Company as equity at the time of issuance.

Options and restricted stock

As of December 31, 2017, options to purchase common stock were outstanding under three stock option plans—the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Options to purchase common stock may no longer be made under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Under the 2017 Plan, up to 2,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors. Under the 2015 Plan, up to 4,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants, and directors. The 2015 Plan also allows additional shares of the Company’s common stock to be issued if awards previously authorized or outstanding under the Company’s 2005 Stock Plan are cancelled, forfeited, surrendered, or terminated. Under the 2005 Plan, up to 726,000 shares of the Company’s common may be issued or transferred to the 2015 Plan.

The following is a summary of the Company’s stock option activity under its 2017, 2015 and 2005 Plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2015	2,695	2,031	$2.01	8.44
Options granted	(2,569)	2,569	$0.70
Options forfeited	423	(423)	$1.74

Balance at December 31, 2016	549	4,177	$1.47	8.14
Options granted	(2,484)	2,484	$0.42
Options forfeited	1,781	(1,781)	$1.16
Options authorized	2,000	—

Balance at December 31, 2017	1,846	4,880	$1.05	7.63	$—

Vested and exercisable at December 31, 2017		2,052	$1.13	7.35	$—
Vested and expected to vest at December 31, 2017		4,084	$0.88	7.53	$—
Unvested at December 31, 2017		2,828	$1.00

As of December 31, 2017, there was approximately $0.9 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 2 years.

The weighted average fair value of stock options issued in 2017 and 2016 was $0.34 and $0.51, respectively.

The fair values for the stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected life (years)	6.0	6.0
Expected volatility	88%	88%
Dividend yield	0%	0%

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

Expected Term—The expected term of options represents the period of time for which the options are expected to be outstanding, and is calculated based on the average of the vesting period and the option term.

Expected Volatility—The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the term of the option granted. The Company determines the expected volatility based on the historical volatility of its common stock over a period commensurate with the option’s expected term.

Expected Dividends—Because the Company has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future, the Company uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

Risk-Free Interest Rate—The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant.

The Company estimates the level of award forfeitures expected to occur and records compensation expense only for those awards that are ultimately expected to vest.

7.	Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,880,000 stock options and 9,626,000 warrants at December 31, 2017 and 4,177,000 stock options and 9,842,000 warrants at December 31, 2016, were excluded from the calculation of weighted average shares for diluted net loss per share.

8.	Income Taxes

The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$55,265	$85,148
Stock based compensation	297	435
Research and development credits	3,229	2,925
Fixed assets	3,477	2,617
Accruals	35	391

Total Deferred tax assets	62,303	91,516
Valuation allowance	(62,303)	(91,516)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2017 and 2016 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by approximately $29,213,000 for the year ended December 31, 2017 and increased by $4,757,000 for the year ended December 31, 2016. As all of the Company’s deferred tax assets have been reserved for in a valuation allowance, no provision for (benefit from) income taxes has been recorded in the accompanying financial statements.

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $246,998,000 for Federal income tax purposes which will begin to expire in 2020, and net operating loss carry-forwards for California state income tax purposes of $52,948,000 which will begin to expire in 2028. The Company had federal research and development tax credits of $3,301,000 which will begin to expire in 2021. The Company also had state research and development tax credits in California of $1,276,000 which have no expiration.

The utilization of the Company’s net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2017	2016
Federal Statutory Rate	34.0%	34.0%
State Tax	0.2	0.4
Change in Valuation Allowance	216.8	(34.8)
Stock-Based Compensation	(0.5)	(0.4)
Research Credits	0.3	1.7
Other	(0.1)	(1.0)
Tax Reform—Tax Rate Change	(250.7)	—

Provision for income taxes	(0.0)%	(0.0)%

At December 31, 2017, the Company had $1,147,000 of unrecognized tax benefits related to research and development credits.

The change in unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2015	$1,410
Decrease in prior year unrecognized tax benefits	(447)
Increase in current year unrecognized tax benefits	109

Unrecognized tax benefits as of December 31, 2016	1,072
Increase in current year unrecognized tax benefits	75

Unrecognized tax benefits as of December 31, 2017	$1,147

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. As of December 31, 2017, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

There are currently no federal or state audits in progress. Tax years still subject to examination for Federal and the State authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017, the Company has no accrued interest and penalties related to uncertain tax positions.

9.	Commitments and Contingencies

The Company has a lease for its corporate headquarters which expires on June 30, 2019. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California. Rental expense for both years ended December 31, 2017 and 2016 was $208,000 each year. The future minimum lease payments required under the lease are as follows:

Amount (in thousands)
2018	$221
2019	112

Total lease obligations	$333

10.	Retirement Savings Plan

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

A portion of the compensation paid to the Company’s Chief Scientific Officer, David J. Chaplin, Ph.D., was paid to Aston Biopharma Ltd. (“Aston”) for services that Dr. Chaplin performed for the Company while he was in the United Kingdom. The amounts paid to Aston aggregated $16,000 and $137,000 in 2017 and 2016, respectively.

12.	Subsequent Events

On April 12, 2018, the Company entered into a private placement transaction with accredited investors, raising gross proceeds of approximately $2.9 million, with estimated net proceeds of approximately $2.4 million. In the private placement transaction, the Company sold 14,625,000 shares of its common stock and warrants to purchase 14,625,000 shares of common stock. The purchase price of the common stock was $0.20 per share and warrants are exercisable at $0.40 per share.