Form 10-Q
period 2018-03-31
MATEON THERAPEUTICS INC
filed 2018-05-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 11, 2018, there were 41,419,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words, such as “promising,” “potential,” “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “will,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “seek,” “indicate” or “continue,” or the negative of these terms and others of similar meaning.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially from those set forth in forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing OXi4503 and CA4P (which is also known as combretastatin A4-phosphate, fosbretabulin or fosbretabulin tromethamine and ZYBRESTAT®); the combination of OXi4503 with cytarabine and the combination of CA4P with immune-oncology agents; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the SEC) on April 17, 2018 or any document incorporated by reference herein or therein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash	$233	$1,115
Other prepaid expenses and current assets	171	22

Total current assets	404	1,137
Property and equipment, net	—	2
Other assets	33	33

Total assets	$437	$1,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,164	$788
Accrued compensation and employee benefits	23	73
Accrued clinical trial expenses	90	509
Other accrued liabilities	247	279

Total current liabilities	1,524	1,649

Commitments and contingencies
Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 26,545 shares issued and outstanding	265	265
Additional paid-in capital	291,717	291,533
Accumulated deficit	(293,069)	(292,275)

Total stockholders’ deficit	(1,087)	(477)

Total liabilities and stockholders’ deficit	$437	$1,172

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$225	$2,848
General and administrative	570	1,122

Total operating expenses	795	3,970

Loss from operations	(795)	(3,970)
Interest income	1	14
Other expense	—	(2)

Net loss and comprehensive loss	$(794)	$(3,958)

Basic and diluted net loss per share attributable to common stock	$(0.03)	$(0.15)

Weighted-average number of common shares outstanding	26,545	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(794)	$(3,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	3
Stock-based compensation	184	240
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(149)	233
Accounts payable and accrued expenses	(125)	(221)

Net cash used in operating activities	(882)	(3,703)

Investing activities:
Sale of short-term investments	—	6,209

Increase (decrease) in cash and cash equivalents	(882)	2,506
Cash and cash equivalents at beginning of period	1,115	3,535

Cash and cash equivalents at end of period	$233	$6,041

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

March 31, 2018

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with programs in acute myeloid leukemia (“AML”) and immuno-oncology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2017.

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

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of March 31, 2018, had an accumulated deficit of approximately $293 million. The Company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of March 31, 2018, the Company had $0.2 million in cash and current liabilities of $1.5 million. Following the receipt of an estimated $2.4 million in net proceeds from a financing transaction in April 2018, based on the Company’s planned operations, the Company’s management expects Mateon’s existing cash to support its planned operations into the fourth quarter of 2018. Prior to this time, the Company will need to secure additional funding or could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain planned operations past the fourth quarter of 2018, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its planned operations beyond this time. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses several cash flow issues that diversify in practice. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those years. The Company adopted this ASU as of January 1, 2018, and its adoption did not have a material impact on the Company’s financial statements.

2. Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

		March 31, 2018	December 31, 2017
Expiration Date	Exercise Price	(in thousands)
04/16/18	$3.40	1,460	1,460
09/23/18	$2.80	147	147
02/11/19	$2.56	293	293
02/18/19	$2.75	1,872	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920

Total Warrants Outstanding		9,626	9,626

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2017	1,846	4,880	$1.05	7.63	$—
Options forfeited	175	(175)	$0.81

Balance at March 31, 2018	2,021	4,705	$1.06	7.36	$—

Vested and exercisable at March 31, 2018		2,252	$1.09	7.15	$—
Vested and expected to vest at March 31, 2018		4,077	$0.87	7.27	$—
Unvested at March 31, 2018		2,453	$1.03

As of March 31, 2018, there was approximately $0.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 1.9 years.

The fair value for stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company used the following weighted average assumptions to estimate the fair value of the stock options:

Risk-free interest rate	2.0%
Expected life (years)	6.3
Expected volatility	89%
Dividend yield	0%

3. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 4,705,000 stock options and 9,626,000 warrants at March 31, 2018 and 5,936,000 stock options and 9,842,000 warrants at March 31, 2017, were excluded from the calculation of weighted average shares for diluted net loss per share.

4. Subsequent Events

On April 12 and 30, 2018, the Company entered into private placement transactions with accredited investors, raising gross proceeds of approximately $3.0 million in two closings. The Company estimates that net proceeds will be approximately $2.4 million after all transaction costs are paid. In the private placement transactions, the Company sold 14,875,000 shares of its common stock and warrants to purchase 14,875,000 shares of common stock. The purchase price of the common stock was $0.20 per share and warrants are exercisable at $0.40 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The following discussion and analysis should also be read in conjunction with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with programs evaluating the investigational drug OXi4503 in acute myeloid leukemia, or AML, and the investigational drug CA4P in immuno-oncology.

In April 2018, we raised net proceeds of approximately $2.4 million in equity financing transactions. Prior to closing the first tranche of this financing, we had paused enrollment in our ascending-dose study of OXi4503 for the treatment of relapsed/refractory AML. Following the financing, we instructed our clinical investigators to resume enrollment. Newly enrolled patients will enter into the trial’s sixth cohort (12.2 mg/m2 of OXi4503; a 25% greater dose than the most recently completed fifth cohort). In the fifth cohort, we observed two complete remissions (50%) after one cycle of treatment with 9.76 mg/m2 of OXi4503, and did not observe any dose-limiting toxicities. Among the first four cohorts (lower doses of OXi4503 ranging from 3.75 to 7.81 mg/m2), we observed three complete remissions (18%), each occurring after two cycles of treatment. Because of these promising data, we are planning to enroll a higher number of patients into the sixth cohort in order to better evaluate the potential efficacy of OXi4503. Initial data from the sixth cohort is expected in summer 2018.

In immuno-oncology, our goal and the next step for establishing CA4P as a safe and effective agent is to initiate a clinical trial in a setting where immuno-oncology agents are currently used as standard therapy but have historically been associated with a low overall durable response rate. Animal models, for example, show that CA4P in combination with an immuno-oncology agent significantly enhances the number and activity of cancer-fighting T-cells within tumors compared to the immuno-oncology agent alone. In these animal models, these cancer-fighting T-cells were shown to be evident throughout the tumor and were associated with twice the amount of tumor necrosis than observed in treatment with the immuno-oncology agent alone. Therefore, we are planning to initiate a clinical trial evaluating CA4P in combination with an approved immuno-oncology agent, Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed Opdivo and consequently have a poor prognosis.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

Research and Development expenses

Research and development expenses decreased markedly for the three months ended March 31, 2018 compared to the same period in 2017 due to our significant reduction of nearly all operating activities in 2018 while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2018	2017	Amount	%
Clinical studies	$50	$1,260	$(1,210)	-96%
Employee compensation and related	54	964	(910)	-94%
Employee stock-based compensation	69	105	(36)	-34%
Consulting and professional services	33	197	(164)	-83%
Drug manufacturing	15	242	(227)	-94%
Other	4	80	(76)	-95%

Total research and development	$225	$2,848	$(2,623)	-92%

All research and development activities declined substantially for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, we conducted no new research and development activities and nearly all operating activities of the company were suspended while management sought additional capital to continue operations. During the three months ended March 31, 2018, clinical study activity was limited to maintaining the active status of Study OX1222, which is evaluating OXi4503 in relapsed/refractory acute myeloid leukemia and myelodysplastic syndromes, and accordingly clinical study expenses declined 96% compared to the 2017 period. Employee compensation declined 94% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 because the employment status of all research and development employees was terminated in early January 2018. For the same reason, employee stock-based compensation declined 36% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, although stock-based compensation declined by a smaller percentage than employee compensation because we continued vesting certain stock options for former employees that continued to provide services to us. Consulting and professional services expenses declined by 83% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, with expenses in the 2018 period limited to regulatory activity and maintaining the active status of Study OX1222. For the three months ended March 31, 2018, drug manufacturing expenses consisted of external storage fees for previously manufactured batches of our investigational drugs. Drug manufacturing expenses accordingly declined 94% compared to the three months ended March 31, 2017, when additional work on drug stability and manufacturing processes occurred.

Other expenses include facility related expenses which are generally allocated between research and development and general and administrative expenses based on employee headcount. With virtually no research and development headcount for the three months ended March 31, 2018, there was minimal allocation of expenses for the period, accounting for the decline of 95%.

Following our April 2018 financing transaction, we have resumed enrollment of patients into our study of OXi4503 in acute myeloid leukemia. We are also in the process of planning and initiating a study of CA4P in immuno-oncology, evaluating CA4P in combination with Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed Opdivo and consequently have a poor prognosis. As a result, we expect research and development expenses to increase in subsequent quarters in 2018 as compared to the first three months of 2018, subject to our continuing ability to secure sufficient funding to continue with drug development activities.

General and administrative expenses

General and administrative expenses decreased by 49% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to our significant reduction of nearly all operating activities in 2018 while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2018	2017	Amount	%
Employee compensation and related	$205	$527	$(322)	-61%
Employee stock-based compensation	116	135	(19)	-14%
Consulting and professional services	132	371	(239)	-64%
Other	118	89	29	33%

Total general and administrative	$571	$1,122	$(551)	-49%

Employee compensation and related expenses decreased by 61% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to our reduction in headcount to only two employees, our Chief Executive and Chief Financial Officers, who each had agreed to receive half of their regular salary. Employee stock-based compensation decreased by 14% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to lower headcount in the 2018 period. The percentage decline in stock-based compensation for the 2018 period was lower than the percentage decline for employee compensation due to the continued vesting of options, which was not affected by the salary reduction noted above. Consulting and professional services expenses decreased by 64% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to our minimization of all expenses with a focus on continuing in business and seeking new sources of capital.

Other expenses, which include facility related expenses such as rent, insurance expenses and taxes that are not based on income, are allocated between research and development and general and administrative expenses based on the headcount in each department. As with all other expenses, we reduced these expenses to only what was necessary to continue limited operations and seek funding, and the aggregate of other expenses decreased by approximately 28% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. However, because there were no research and development employees for the three months ended March 31, 2018, the resulting allocation of nearly all of these expenses into general and administrative expenses caused an increase of 33% of the amount reported in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

We expect general and administrative expenses to increase for the remainder of 2018 compared to the first three months of 2018 in order to support our resumption of clinical trial activity and to pursue additional business development and investor relations activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of March 31, 2018, we had an accumulated deficit of approximately $293 million, including a net loss of approximately $0.8 million for the three months ended March 31, 2018 and $13.8 million for the year ended December 31, 2017. As of March 31, 2018, we held cash and cash equivalents of only $0.2 million, which, together with net proceeds of approximately $2.4 million received in a financing transaction entered into in April 2018, we expect to be sufficient to fund our planned operating activities into the fourth quarter of 2018. If we are unable to secure additional funding prior to this time, we may be required to scale back or conclude our development activities altogether.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2018, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12 and 30, 2018, we entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Investors”) in connection with the sale of 59.5 Units (the “Units”) at a purchase price of $50,000 per Unit. The Units were sold as part of a private placement (the “Private Placement”) consisting of a minimum of 20 Units ($1 million aggregate purchase price) and a maximum of 80 Units ($4 million aggregate purchase price) offered by the Company. Each Unit consists of 250,000 shares of the Company’s common stock and warrants to purchase up to 250,000 shares of the Company’s common stock. The purchase price of the common stock in the Units is $0.20 per share and the exercise price of the warrants is $0.40 per share. The Private Placement terminated on April 30, 2018. The Subscription Agreements contain representations, warranties, indemnification and other provisions customary for transactions of this nature.

The warrants in each Unit consist of Series A Warrants to purchase up to 125,000 shares of the Company’s common stock (the “Series A Warrants”) and Series B Warrants to purchase up to 125,000 shares of the Company’s common stock (the “Series B Warrants”; collectively with the Series A Warrants, the “Warrants”). Per the terms of the Warrants, the exercise price will be payable in cash and there are no cashless exercise provisions. The Series A Warrants are immediately exercisable following the final closing and for two years thereafter, and the Series B Warrants are exercisable following shareholder approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock in an amount sufficient for the full exercise of the Series B Warrants (the “Stock Authorization”) and for two years thereafter. If the Stock Authorization is not obtained by June 30, 2018, the Series B Warrants will be exercisable for an additional two years.

The Warrants contain limitations that prevent a holder from acquiring shares of the Company’s common stock upon exercise of a Warrant that would result in the number of shares of the Company’s common stock beneficially owned by the holder and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain reorganizations of the Company, the Warrants may become exercisable for securities in a successor entity equal to the value of the Warrants. The Warrants also contain representations, warranties and other provisions customary for transactions of this nature. The securities issued in the Private Placement were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations. The foregoing descriptions of the Subscription Agreements, Series A Warrants, Series B Warrants, Registration Rights Agreement and Engagement Agreement do not purport to be complete and are subject to and qualified in their entirety by reference to the Form of Subscription Agreement, Form of Series A Warrant, Form of Series B Warrant, Form of Registration Rights Agreement and Engagement Agreement, copies of which were included as Exhibits 10.1, 4.1, 4.2, 10.2 and 10.3, respectively, on the Company’s Current Report on Form 8-K filed on April 16, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 8, 2018, we received a letter from OTC Markets indicating that our common stock does not meet continuing criteria for trading on the OTCQX because it is currently priced below $5 per share, we had less than $2 million in net tangible assets and average revenue of less than $6 million in the past three years. The letter also stated that we have the option to move the trading of our common stock from the OTCQX to the OTCQB. Based on the contents of the letter and discussions with OTC Markets, we expect that Mateon’s common stock will continue to trade on the OTCQX until June 7, 2018, and thereafter trade on the OTCQB Market.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: May 14, 2018	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)