Form 10-Q
period 2018-06-30
MATEON THERAPEUTICS INC
filed 2018-08-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Not applicable.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

As of August 14, 2018, there were 41,419,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “promising,” “potential,” “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “will,” “intend,” “project,” “estimate,” “predict,” “seek,” “indicate” or “continue,” or the negative of these terms and others of similar meaning.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash	$1,966	$1,115
Prepaid expenses and other current assets	100	22

Total current assets	2,066	1,137
Property and equipment, net	—	2
Other assets	33	33

Total assets	$2,099	$1,172

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,221	$788
Accrued compensation and employee benefits	40	73
Accrued clinical trial expenses	128	509
Other accrued liabilities	172	279

Total current liabilities	1,561	1,649

Commitments and contingencies
Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 and 70,000 shares authorized; 41,420 and 26,545 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	414	265
Additional paid-in capital	293,835	291,533
Accumulated deficit	(293,711)	(292,275)

Total stockholders’ equity/(deficit)	538	(477)

Total liabilities and stockholders’ equity/(deficit)	$2,099	$1,172

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$342	$3,019	$567	$5,867
General and administrative	556	877	1,126	1,999

Total operating expenses	898	3,896	1,693	7,866

Loss from operations	(898)	(3,896)	(1,693)	(7,866)
Gain on change in fair value of warrants	250	—	250	—
Interest income	7	12	8	26
Other expense	(1)	—	(1)	(2)

Net loss and comprehensive loss	$(642)	$(3,884)	$(1,436)	$(7,842)

Basic and diluted net loss per share attributable to common stock	$(0.02)	$(0.15)	$(0.04)	$(0.30)

Weighted-average number of common shares outstanding	39,409	26,545	33,012	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(1,436)	$(7,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrants	(250)	—
Depreciation	2	5
Stock-based compensation	343	446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78)	537
Accounts payable and accrued expenses	(88)	(189)

Net cash used in operating activities	(1,507)	(7,043)

Investing activities:
Sale of short-term investments	—	8,512
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	2,358	—

Increase in cash and cash equivalents	851	1,469
Cash and cash equivalents at beginning of period	1,115	3,535

Cash and cash equivalents at end of period	$1,966	$5,004

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

June 30, 2018

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with a program in acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) and a program in immuno-oncology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

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

Derivative Financial Instruments Indexed to the Company’s Common Stock

The Company has generally issued derivative financial instruments, such as warrants, in connection with its equity offerings. The Company evaluates the terms of these derivative financial instruments in order to determine their accounting treatment in the Company’s financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, the Company accounts for the warrants as an equity instrument. If the warrants are freestanding but contain conditional obligations, then the Company accounts for the warrants as a liability until the conditional obligations are met or are no longer relevant. For financial instruments which are accounted for as a liability, the Company reports changes in their estimated fair value as a gain or loss in the Company’s Statement of Comprehensive Loss.

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of June 30, 2018, had an accumulated deficit of approximately $294 million. The Company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of June 30, 2018, the Company had $2.0 million in cash and current liabilities of $1.6 million. Based on the Company’s planned operations, the Company’s management expects its cash to support its operations into the fourth quarter of 2018. Prior to this time, the Company will need to secure additional funding or could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain planned operations past the fourth quarter of 2018, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its planned operations beyond this time. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

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

2. Stockholders’ Equity

April 2018 Private Placement

In April 2018, the Company entered into a private placement transaction, raising net proceeds of approximately $2.4 million from the sale of 14,875,000 shares of common stock and warrants to purchase 14,875,000 shares of common stock. The purchase price of the common stock was $0.20 per share and the exercise price of the warrants is $0.40 per share. The warrants expire two years from the date they initially became exercisable. In connection with the private placement transaction, the Company also issued 1,487,500 warrants to the placement agent. The placement agent warrants have an exercise price of $0.20 per share and expire five years from the date of issuance.

The warrants consist of 7,437,500 Series A warrants (the “Series A Warrants”) and 7,437,500 Series B warrants (the “Series B Warrants”). The exercise price of all warrants is payable in cash and there are no cashless exercise provisions.

The Series A Warrants were immediately exercisable upon issuance and expire on April 12, 2020. The Company has accounted for the Series A Warrants as an equity instrument from the date of issuance.

When the Company completed the private placement transaction, the exercisability and expiration of the Series B Warrants were dependent on the Company’s receipt of stockholder approval for an increase in the number of authorized shares of the Company’s common stock. Accordingly, on the date of issuance, the Company accounted for the Series B Warrants as a liability, utilizing the Black-Scholes option pricing model to determine the fair value of these derivative financial instruments based on the following key measurements and assumptions: $0.26 per share stock price; $0.40 per share exercise price; 2.2 year term to maturity; 2.37% risk-free interest rate and 100.9% annualized volatility, resulting in an estimated fair value of the warrant liability of $886,000.

On June 20, 2018, the Company’s stockholders approved an increase in the number of authorized shares of common stock, satisfying the conditional obligation of the Series B Warrants. The Series B Warrants became exercisable on June 20, 2018 and expire on June 20, 2020. Following the stockholder approval, the Company determined that liability accounting was no longer appropriate and that equity accounting was appropriate for the Series B Warrants. The Company utilized the Black-Scholes option pricing model to determine the Series B Warrants’ fair value as of June 20, 2018, based on the following key measurements and assumptions: $0.22 per share stock price; $0.40 per share exercise price; 2.0 year term to maturity; 2.56% risk-free interest rate and 100.0% annualized volatility, resulting in an estimated fair value of the warrant liability of $636,000.

The decrease in the fair value of the Series B Warrants from the date of issuance through the satisfaction of the conditional criteria has been classified as a “Gain on change in fair value of warrants” in the Statement of Comprehensive Loss.

Outstanding Warrants to Purchase Common Stock

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise	June 30, 2018	December 31, 2017
Expiration Date	Price	(in thousands)
04/16/18	$3.40	—	1,460
09/23/18	$2.80	147	147
02/11/19	$2.56	293	293
02/18/19	$2.75	1,872	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920
04/12/20	$0.40	7,437	—
06/20/20	$0.40	7,437	—
04/30/23	$0.20	1,488	—

Total Warrants Outstanding		24,528	9,626

Equity Incentive Plans

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2017	1,846	4,880	$1.05	7.63	$—
Options authorized	2,524	—
Options granted	(3,033)	3,033	$0.22
Options forfeited	594	(594)	$0.69

Balance at June 30, 2018	1,931	7,319	$0.73	7.68	$—

Vested and exercisable at June 30, 2018		2,757	$0.99	6.65	$—
Vested and expected to vest at June 30, 2018		6,291	$0.62	7.62	$—
Unvested at June 30, 2018		4,562	$0.58

As of June 30, 2018, there was approximately $0.9 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 1.5 years.

The fair value for stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following weighted average assumptions to estimate the fair value of the stock options.

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.8%	2.0%
Expected life (years)	5.2	6.0
Expected volatility	88%	88%
Dividend yield	0%	0%

3. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 7,319,000 stock options and 24,528,000 warrants at June 30, 2018 and 5,941,000 stock options and 9,842,000 warrants at June 30, 2017, were excluded from the calculation of weighted average shares for diluted net loss per share.

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

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications. We currently have two active drug development programs, one of which is evaluating the investigational drug OXi4503 for the treatment of two related conditions – acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and the other of which is evaluating the investigational drug CA4P as an immuno-oncology agent in advanced metastatic melanoma.

In April 2018, we raised net proceeds of approximately $2.4 million in an equity financing transaction. Prior to closing the first tranche of this financing, we had curtailed nearly all operating activities, including a pause in enrollment in our ascending-dose study of OXi4503 for the treatment of relapsed/refractory AML and MDS. Following the financing, we resumed enrollment in this trial. Newly enrolled patients are entering into the trial’s sixth cohort (12.2 mg/m2 of OXi4503; a 25% greater dose than the most recently completed fifth cohort). In the fifth cohort, we observed two complete remissions (50%) after one cycle of treatment with 9.76 mg/m2 of OXi4503, and did not observe any dose-limiting toxicities. Among the first four cohorts (lower doses of OXi4503 ranging from 3.75 to 7.81 mg/m2), we observed three complete remissions (18%), each occurring after two cycles of treatment. Because of the promising data observed through the first five cohorts, we are enrolling a higher number of patients into the sixth cohort in order to better evaluate the potential efficacy of OXi4503. Initial data from the sixth cohort is expected in late summer 2018.

In immuno-oncology, our goal and the next step for establishing CA4P as a safe and effective agent is to initiate a clinical trial in a setting where immuno-oncology agents are currently used as standard therapy but have historically been associated with a low overall durable response rate. Animal models, for example, show that CA4P in combination with an immuno-oncology agent significantly enhances the number and activity of cancer-fighting T-cells within tumors compared to the immuno-oncology agent alone. In these animal models, when CA4P was tested the cancer-fighting T-cells were shown to be evident throughout the tumor and were associated with twice the amount of tumor necrosis than with the immuno-oncology agent alone. Therefore, we are planning to initiate a clinical trial evaluating CA4P in combination with an approved immuno-oncology agent, Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed Opdivo and consequently have a poor prognosis.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 and 2017

Research and Development expenses

Research and development expenses decreased markedly for both the three and six months ended June 30, 2018 compared to the same periods in 2017. The decreased research and development expenses in 2018 were due to our termination of the FOCUS clinical trial in late 2017 as well as significant reductions in nearly all operating activities while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%
Clinical studies	$74	$1,764	$(1,690)	-96%	$123	$3,025	$(2,902)	-96%
Consulting and professional services	163	378	(215)	-57%	197	575	(378)	-66%
Employee compensation and related	44	616	(572)	-93%	98	1,579	(1,481)	-94%
Employee stock-based compensation	36	105	(69)	-66%	105	211	(106)	-50%
Drug manufacturing	12	75	(63)	-84%	27	316	(289)	-91%
Other	13	81	(68)	-84%	17	161	(144)	-89%

Total research and development	$342	$3,019	$(2,677)	-89%	$567	$5,867	$(5,300)	-90%

All research and development activities declined substantially for both the three months and six months ended June 30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018, our research and development activities were limited to re-initiating enrollment into our OX1222 Study of OXi4503 for relapsed/refractory AML and MDS and planning for a study of CA4P as an immuno-oncology agent in advanced metastatic melanoma.

On September 26, 2017, we terminated the FOCUS Study of CA4P in platinum-resistant ovarian cancer – prior to this date, expenses for the FOCUS Study were our largest area of expenditure at the Company in recent years. Due to the limited operating cash at the Company at the time we terminated the FOCUS Study, we also terminated nearly all other research and development employees and nearly all other research and development activities. Accordingly, expenses in all categories of research and development have declined significantly for the 2018 periods compared to the 2017 periods. Clinical study expenses and employee compensation both declined by over 90% for both the three months and six months ended June 30, 2018 compared to the same periods in 2017. Employee stock-based compensation declined by a lower percentage than employee compensation because we continued vesting certain stock options for former employees that continued to provide services to us. Consulting and professional services expenses also declined for similar reasons, but the percentage declines were lower as we utilized certain services to continue the OX1222 study in AML/MDS and for planning a study in melanoma. For the 2018 periods, drug manufacturing expenses declined compared to the 2017 periods because we limited the 2018 activities to external storage fees for previously manufactured batches of our investigational drugs and only performed minimally required stability work, whereas 2017 expenditures included additional activities.

Other expenses include facility related expenses which are generally allocated between research and development and general and administrative expenses based on employee headcount. With virtually no separate research and development headcount for the 2018 periods, there was minimal allocation of facility expenses to research and development, accounting for the declines of 84% to 89%.

Following our April 2018 financing transaction, we resumed enrollment of patients into our study of OXi4503 for AML and MDS. We also incurred start-up costs for planning a study of CA4P in immuno-oncology, evaluating CA4P in combination with Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed Opdivo and consequently have a poor prognosis. For the second half of 2018, we expect research and development expenses to increase in comparison to the first half of 2018, subject to our continuing ability to secure sufficient funding to continue with drug development activities.

General and administrative expenses

General and administrative expenses decreased significantly for both the three and six months ended June 30, 2018 compared to the same periods in 2017. The decreases in 2018 were primarily due to our reduction of nearly all operating activities through April 2018 while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
Employee compensation and related	$135	$394	$(259)	-66%	$339	$923	$(584)	-63%
Employee stock-based compensation	122	100	22	22%	238	235	3	1%
Consulting and professional services	191	279	(88)	-32%	323	649	(326)	-50%
Other	108	104	4	4%	226	192	34	18%

Total general and administrative	$556	$877	$(321)	-37%	$1,126	$1,999	$(873)	-44%

Employee compensation and related expenses decreased by over 60% for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 due to our 2018 reduction in headcount to only two employees, our Chief Executive and Financial Officers, who each have agreed to receive half of their regular salary to date in 2018. Conversely, employee stock-based compensation increased by 22% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the expenses associated with stock options granted to our former Chief Scientific Officer, who remains a member of our board of directors and therefore the expenses associated with his stock options are now classified in general and administrative expenses. In addition, there were additional expenses incurred in 2018 due to stock options recently granted to our Chief Executive and Financial Officers to partially compensate for their reduced 2018 salaries. Finally with respect to stock-based compensation, as a result of the timing of employee terminations and their stock option vesting schedules, for the three months ended March 31, 2018, we experienced decreases in employee stock-based compensation expenses, resulting in comparable employee stock-based compensation for the full 2018 and 2017 year-to-date periods. Consulting and professional services expenses decreased by 32% and 50% for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 due to our minimization of expenses with a focus on continuing in business and seeking new sources of capital.

Other expenses, which include facility related expenses such as rent, insurance expenses and taxes that are not based on income, are allocated between research and development and general and administrative expenses. For 2018, we reduced these expenses to primarily focus on continuing our operations and seeking funding. Because of our curtailed research and development activities for the 2018 periods compared to the 2017 periods, the resulting allocation of these expenses into general and administrative expenses increased the amount reported in general and administrative expenses by 4% for the three months ended June 30, 2018 and 18% for the six months ended June 30, 2018 compared to the same periods in 2017.

We expect general and administrative expenses to increase for the remainder of 2018 compared to the first six months of 2018 as we support the resumption of our clinical trial activity and pursue additional business development and investor relations activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Other Income and Expenses

Mateon issued two series of warrants to the investors in its April 2018 equity financing transaction. The Series B Warrants required the Company to receive stockholder approval for additional authorized shares of common stock sufficient to allow for the exercise of the Series B Warrants. Because the Company did not have sufficient shares of authorized common stock at the time of the transaction, the Company accounted for the fair value of the Series B Warrants as a liability, measured at fair value, until the Company received stockholder approval for the additional authorized shares of common stock. The estimated fair value of the Series B Warrants was $886,000 in April 2018 and $636,000 on June 20, 2018, when shareholder approval was received. The decrease in fair value was primarily attributed to a decline in the price of the Company’s common stock and a shorter estimated warrant term. The resulting $250,000 gain on change in the fair value of warrants in the second quarter of 2018 was recorded in non-operating income, and there was no comparable line-item for other periods.

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of June 30, 2018, we had an accumulated deficit of over $293 million, including a net loss of approximately $1.4 million for the six months ended June 30, 2018 and $13.8 million for the year ended December 31, 2017. As of June 30, 2018, we held cash and cash equivalents of $2.0 million, which we expect to be sufficient to fund our planned operating activities only into the fourth quarter of 2018. If we are unable to secure additional funding prior to this time, we may be required to scale back or conclude our development activities altogether.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of June 30, 2018, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

On July 20, 2018, Accelovance, Inc., a clinical trial vendor that the Company used in 2016 and 2017, filed an action in Superior Court of California, San Mateo County against Mateon alleging that Mateon failed to pay certain amounts owed under a 2016 Clinical Development Master Services Agreement and various amendments to and work orders under that agreement. The complaint seeks approximately $912,000 in damages, plus costs and attorneys’ fees. Mateon believes that it has meritorious defenses to the claims and intends to defend this action vigorously. The Company further believes that it has accrued adequate reserves for the likely outcome of the lawsuit, although the outcome of any lawsuit is difficult to predict, particularly in an early stage. Depending on the outcome or resolution of this lawsuit, it could have a material effect on our financial condition. A status conference for the lawsuit is currently scheduled to occur in November 2018, at which time an initial trial date is likely to be established.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.				x

4.1	Form of Series A Warrant to purchase common stock.	8-K	4/16/2018	4.1

4.2	Form of Series B Warrant to purchase common stock.	8-K	4/16/2018	4.2

4.3	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

10.1	Amended and Restated Mateon Therapeutics, Inc. 2015 Equity Incentive Plan.	Definitive Proxy Statement on Schedule 14A	5/7/2018	APPX A

10.2	Form of Subscription Agreement.	8-K	4/16/2018	10.1

10.3	Form of Registration Rights Agreement.	8-K	4/16/2018	10.2

10.4	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: August 14, 2018	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer
(Principal Financial Officer)