Form 10-Q
period 2018-09-30
MATEON THERAPEUTICS INC
filed 2018-11-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of November 14, 2018, there were 41,419,934 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains “forward-looking statements,” which give management’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “potential,” “likely,” “goal,” “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “will,” “intend,” “project,” “estimate,” “predict,” “future,” “seek,” “indicate” or “continue,” or the negative of these terms and others of similar meaning.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash	$1,058	$1,115
Prepaid expenses and other current assets	91	22

Total current assets	1,149	1,137

Property and equipment, net	—	2
Other assets	—	33

Total assets	$1,149	$1,172

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$772	$788
Accrued compensation and employee benefits	15	73
Accrued clinical trial expenses	104	509
Other accrued liabilities	200	279

Total current liabilities	1,091	1,649

Commitments and contingencies

Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 and 70,000 shares authorized; 41,420 and 26,545 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	414	265
Additional paid-in capital	294,030	291,533
Accumulated deficit	(294,386)	(292,275)

Total stockholders’ equity/(deficit)	58	(477)

Total liabilities and stockholders’ equity/(deficit)	$1,149	$1,172

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$95	$2,832	$662	$8,699
General and administrative	585	708	1,711	2,707

Total operating expenses	680	3,540	2,373	11,406

Loss from operations	(680)	(3,540)	(2,373)	(11,406)
Gain on change in fair value of warrants	—	—	250	—
Interest income	5	7	13	33
Other expense	—	(3)	(1)	(5)

Net loss and comprehensive loss	$(675)	$(3,536)	$(2,111)	$(11,378)

Basic and diluted net loss per share attributable to common stock	$(0.02)	$(0.13)	$(0.06)	$(0.43)

Weighted-average number of common shares outstanding	41,420	26,545	35,846	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(2,111)	$(11,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrants	(250)	—
Depreciation	2	7
Stock-based compensation	538	642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(36)	993
Accounts payable and accrued expenses	(558)	(403)

Net cash used in operating activities	(2,415)	(10,139)

Investing activities:
Sale of short-term investments	—	8,512

Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	2,358	—

Decrease in cash and cash equivalents	(57)	(1,627)
Cash and cash equivalents at beginning of period	1,115	3,535

Cash and cash equivalents at end of period	$1,058	$1,908

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

September 30, 2018

(Unaudited)

1.    Summary of Significant Accounting Policies

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, with a program in acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) and a program in immuno-oncology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

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

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of September 30, 2018, had an accumulated deficit of over $294 million. The Company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over at least the next several years, principally as a result of the Company’s continuing clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of September 30, 2018, the Company had $1.1 million in cash and current liabilities of $1.1 million. Based on the Company’s planned operations, the Company’s management expects its cash to support its operations only into December 2018. Prior to this time, the Company will need to secure additional funding or could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain planned operations past December 2018, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its planned operations beyond this time. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and other operations. Any additional equity financing, if available to the Company, may not be available on favorable terms, would most likely be dilutive to its current stockholders and debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

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

Outstanding Warrants to Purchase Common Stock

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise Price	September 30, 2018	December 31, 2017
Expiration Date		(in thousands)
04/16/18	$ 3.40	—	1,460
09/23/18	$ 2.80	—	147
02/11/19	$ 2.56	293	293
02/18/19	$ 2.75	1,872	1,872
08/28/19	$ 2.90	2,700	2,700
03/20/20	$ 2.13	234	234
03/25/20	$ 1.71	2,920	2,920
04/12/20	$ 0.40	7,437	—
06/20/20	$ 0.40	7,437	—
04/30/23	$ 0.20	1,488	—

Total Warrants Outstanding		24,381	9,626

Equity Incentive Plans

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2017	1,846	4,880	$1.05	7.6	$—
Options authorized	2,524	—
Options granted	(3,033)	3,033	$0.22
Options forfeited	1,127	(1,127)	$0.61

Balance at September 30, 2018	2,464	6,786	$0.75	7.3	$—

Vested and exercisable at September 30, 2018		3,080	$0.88	6.8	$—
Vested and expected to vest at September 30, 2018		6,099	$0.61	7.3	$—
Unvested at September 30, 2018		3,706	$0.64

As of September 30, 2018, there was approximately $0.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 1.2 years.

The fair value for stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following weighted average assumptions to estimate the fair value of the stock options.

	Nine months ended September 30,
	2018	2017
Risk-free interest rate	2.8%	2.0%
Expected life (years)	5.2	6.0
Expected volatility	88%	88%
Dividend yield	0%	0%

3.    Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 6,786,000 stock options and 24,381,000 warrants at September 30, 2018 and 5,565,000 stock options and 9,626,000 warrants at September 30, 2017, were excluded from the calculation of weighted average shares for diluted net loss per share.

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

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications. We currently have two active drug development programs, one for each of our product candidates, OXi4503 and CA4P. Study OX1222 is our ongoing phase 1b study of OXi4503 for the treatment of two related conditions—acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS. We are also planning a clinical study, currently named the COSMO study, of CA4P in combination with the checkpoint inhibitor anti-PD-1 to test the effects of CA4P as an immuno-oncology agent for the treatment of patients with advanced melanoma.

In April 2018, we raised net proceeds of approximately $2.4 million in an equity financing transaction. Prior to closing the first tranche of this financing, we had curtailed nearly all operating activities.

Following the financing, we resumed enrollment of patients in Study OX1222, initiating treatment in the sixth cohort with a dose of 12.2 mg/m2 of OXi4503 combined with cytarabine. This dose of OXi4503 was 25% greater than had been previously evaluated. Following treatment of four patients in the sixth cohort, the FDA placed a partial clinical hold on Study OX1222 based on two potential dose-limiting toxicities (DLTs) observed in these patients. One patient experienced hypotension shortly following initial treatment with OXi4503 and cytarabine, and another patient experienced acute hypoxic respiratory failure approximately two weeks after receiving OXi4503 and cytarabine.

Both events were deemed “possibly-related” to OXi4503, and both patients recovered following treatment. The protocol for Study OX1222 generally defines a DLT as any grade 3 serious adverse event (SAE) where a relationship to OXi4503 cannot be ruled out. When placing the study on partial clinical hold, the FDA indicated that we could continue dosing in the fifth cohort, 9.76 mg/m2 of OXi4503, and that safety data would need to be reviewed and evaluated by FDA, including any additional data collected on patients receiving 9.76 mg/m2 of OXi4503, before we could resume enrolling patients at the increased dose in the sixth cohort, or 12.2 mg/m2 of OXi4503.

Both patients experiencing the potential DLTs described above were classified with progressive disease, as was one additional patient in this cohort who also received OXi4503 at a dose of 12.2 mg/m2. The fourth patient evaluated in the sixth cohort was classified as having had a partial response (unconfirmed).

The fifth cohort of Study OX1222 is currently open for enrollment at a dose of 9.76 mg/m2 of OXi4503. Of the four patients studied previously in the fifth cohort, two (50%) were observed to experience complete remissions after one cycle of treatment. None of these earlier-treated patients in the fifth cohort experienced a DLT. We plan to evaluate data from additional patients in the fifth cohort at the 9.76 mg/m2 of OXi4503 before making further decisions regarding the development of OXi4503 for AML/MDS.

For the immuno-oncology program, our goal is to establish CA4P as a safe and effective therapy for the treatment of advanced melanoma when combined with the checkpoint inhibitor anti-PD-1. To this end we plan to initiate and conduct a clinical trial in a setting where patients with advanced melanoma who have previously failed therapy with anti-PD-1 receive continued anti-PD-1 therapy in combination with CA4P. We have chosen this patient population because they historically have a very poor prognosis regardless of treatment, and consequently responses to the combination including CA4P would likely be due to the addition of CA4P. We believe that CA4P has the potential to increase the beneficial clinical effects of anti-PD-1 monotherapy in these patients. Data from animal models of various human cancer types, for example, show that CA4P in combination with an immuno-oncology agent significantly enhances the number and activity of cancer-fighting T-cells within tumors compared to animals treated with the immuno-oncology agent alone. In these animal models, CA4P significantly increased the number of cancer-fighting T-cells throughout the tumor and doubled the amount of necrosis within the tumor compared to that observed for the immuno-oncology agent alone. Because of these and other findings, we are planning to initiate a clinical trial evaluating CA4P in combination with an approved immuno-oncology agent, such as Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed anti-PD-1 treatment. We are in the process of completing the protocol for this study prior to its submission to regulatory authorities in Italy, which is where our anticipated principal investigator is located. An additional site, located in the United Kingdom, is also planned for this study. We will require additional funding before we will be able to treat any patients in this planned clinical trial.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 and 2017

Research and Development expenses

Research and development expenses decreased markedly for both the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decreased research and development expenses in 2018 were due to our termination of the FOCUS clinical trial in late 2017 as well as significant reductions in nearly all operating activities while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
Clinical studies	$56	$1,875	$(1,819)	-97%	$179	$4,899	$(4,720)	-96%
Clinical study credits	(205)	—	(205)	n/a	(205)	—	(205)	n/a
Consulting and professional services	122	109	13	12%	319	685	(366)	-53%
Employee compensation and related	52	662	(610)	-92%	150	2,240	(2,090)	-93%
Employee stock-based compensation	42	92	(50)	-54%	147	303	(156)	-51%
Drug manufacturing	10	16	(6)	-38%	37	332	(295)	-89%
Other	18	78	(60)	-77%	35	240	(205)	-85%

Total research and development	$95	$2,832	$(2,737)	-97%	$662	$8,699	$(8,037)	-92%

All research and development activities declined substantially for both the three months and nine months ended September 30, 2018 compared to the same periods in 2017. For the three months ended September 30, 2018, our research and development activities were limited to continuing our OX1222 Study of OXi4503 for relapsed/refractory AML and MDS and planning for a study of CA4P as an immuno-oncology agent in advanced melanoma.

On September 26, 2017, we terminated the FOCUS Study of CA4P in platinum-resistant ovarian cancer—prior to this date, expenses for the FOCUS Study were our largest area of expenditure at the Company in recent years. Due to the limited operating cash at the Company at the time we terminated the FOCUS Study, we also terminated nearly all research and development employees and nearly all other research and development activities. Accordingly, expenses in all categories of research and development have declined significantly for the 2018 periods compared to the 2017 periods. Clinical study expenses and employee compensation both declined by over 90% for both the three months and nine months ended September 30, 2018 compared to the same periods in 2017. Separately, we received a credit of $205,000 from a clinical study vendor that we recorded during the three months ended September 30, 2018, and no comparable credit existed in 2017. Employee stock-based compensation declined by a lower percentage than employee compensation because we continued vesting certain stock options for former employees that continued to provide services to us. For the 2018 periods, drug manufacturing expenses declined compared to the 2017 periods because we limited the 2018 activities to required drug stability work, documentation and external storage fees for previously manufactured batches of our investigational drugs, whereas 2017 expenditures included additional activities, primarily to support the clinical work on-going at the time. Consulting and professional services expenses declined for the nine months ended September 30, 2018 due to our termination of the FOCUS Study. However, for the three months ended September 30, 2018, consulting and professional services increased based on our reliance on outside consultants to provide services relating to our OX1222 Study in acute myeloid leukemia, whereas for the nine months ended September 30, 2017 these services were performed by employees.

Other expenses include facility related expenses which are generally allocated between research and development and general and administrative expenses based on employee headcount. With virtually no separate research and development headcount for the 2018 periods, there was minimal allocation of facility expenses to research and development, accounting for the significant percentage declines.

Following our April 2018 financing transaction, we resumed enrollment of patients into our study of OXi4503 for AML and MDS. We also incurred start-up costs for planning a study of CA4P in immuno-oncology, evaluating CA4P in combination with Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced melanoma who have previously failed treatment with Opdivo and consequently have a poor prognosis. For the remainder of 2018, we expect research and development expenses to increase in comparison to the first nine months of 2018, subject to our ability to secure sufficient funding to continue with drug development activities.

General and administrative expenses

General and administrative expenses decreased significantly for both the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decreases in 2018 were primarily due to our reduction of nearly all operating activities through April 2018 while we sought to obtain additional capital to continue operations. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
Employee compensation and related	$132	$295	$(163)	-55%	$471	$1,218	$(747)	-61%
Employee stock-based compensation	153	105	48	46%	391	340	51	15%
Consulting and professional services	204	209	(5)	-2%	527	858	(331)	-39%
Other	96	99	(3)	-3%	322	291	31	11%

Total general and administrative	$585	$708	$(123)	-17%	$1,711	$2,707	$(996)	-37%

Employee compensation and related expenses decreased by 55% and by 61% for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017 due to our 2018 reduction in headcount to only two employees, our Chief Executive and Financial Officers, who each have agreed to receive half of their regular salary to date in 2018. Conversely, employee stock-based compensation increased by 46% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the expenses associated with stock options granted to our two employees in June 2018 that vest over a shorter period than prior option grants, which results in a greater stock option charge during the shorter vesting period. The percentage increase in stock-based compensation was lower for the nine month period because these shorter vesting stock options were not outstanding for the full year to date period. The intent of these shorter vesting stock option grants was to partially compensate our officers for their materially reduced 2018 salaries. Consulting and professional services expenses were similar for the three month periods ended September 30, 2018 and 2017 due to increases in patent costs for 2018 offsetting decreases elsewhere, as we seek to minimize expenses with a focus primarily on continuing in business and seeking new sources of capital. For the nine months ended September 30, 2018, consulting and professional services declined by 39% compared to the nine months ended September 30, 2017 due to our comprehensive reductions in nearly all areas of the business, partially offset by increased patent costs for the three months ended September 30, 2018.

Other expenses, which include facility related expenses such as rent, insurance expenses and taxes that are not based on income, are allocated between research and development and general and administrative expenses. Because of our curtailed research and development activities for the 2018 periods compared to the 2017 periods, fewer costs were allocated to research and development, and the resulting balance of these expenses that remained in general and administrative expenses was proportionately higher. For three months ended September 30, 2018, the amount within general and administrative expenses was similar to the amount that was in general and administrative expenses for the three months ended September 30, 2017, when there were both greater costs and a greater percentage allocation to research and development. For the nine months ended September 30, 2018, although total other costs were lower, the resulting allocation to general and administrative expenses was higher because of our lower level of research and development activities, particularly during the first several months of the year until we closed the April 2018 equity financing transaction.

For the remainder of 2018, we expect general and administrative expenses to increase in comparison to the first nine months of 2018 as we support the resumption of our clinical trial activity and pursue any additional financing or business development opportunities, subject to our ability to secure sufficient funding to continue planned operations.

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

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of September 30, 2018, we had an accumulated deficit of over $294 million, including a net loss of approximately $2.1 million for the nine months ended September 30, 2018. As of September 30, 2018, we held cash of approximately $1.1 million, which we expect to be only sufficient to fund our planned operating activities into December 2018. If we are unable to secure additional funding prior to this time, we would be required to scale back or conclude our development activities altogether.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of September 30, 2018, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On July 20, 2018, Accelovance, Inc., a clinical trial vendor that the Company used in 2016 and 2017, notified the Company that it had filed an action in Superior Court of California, San Mateo County against Mateon alleging that Mateon failed to pay certain amounts owed under a 2016 Clinical Development Master Services Agreement and various amendments to and work orders under that agreement. On November 13, 2018, Accelovance and the Company entered into a settlement agreement under which Accelovance agreed to dismiss the action and Mateon agreed to make certain payments. The Company has accounted for the terms of the settlement agreement in the financial statements included within this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Financial Statements

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: November 14, 2018	By:	/s/ William D. Schwieterman
William D. Schwieterman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)