Form 10-K
period 2018-12-31
MATEON THERAPEUTICS INC
filed 2019-04-10
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 29, 2018 was approximately $8,042,000.

As of April 10, 2019, the aggregate number of outstanding shares of common stock of the registrant was 41,419,934.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the clinical development of and the process of commercializing OXi4503 (which is also known as combretastatin A1-phosphate), CA4P (which is also known as combretastatin A4-phosphate and/or fosbretabulin tromethamine, which is generally shortened to fosbretabulin); the combination of OXi4503 with cytarabine and the combination of CA4P with immuno-oncology agents; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this Annual Report or any document incorporated by reference herein or therein.

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

Our Business

Overview

We are a clinical stage biopharmaceutical company developing small molecule drugs for the treatment of cancer. Our goal is to advance our drug candidates into late stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves. However, for over the past year we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of our clinical programs.

The two primary investigational drug candidates of ours are called CA4P and OXi4503. CA4P is an abbreviation for combretastatin A4-phosphate, and it is also referred to as fosbretabulin, fosbretabulin tromethamine and ZYBRESTAT. OXi4503 is a molecule that is closely related to CA4P, and this product candidate is also referred to as CA1P and combretastatin A1-phosphate.

We are seeking to develop CA4P as an immuno-oncology agent and seeking to develop OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes.

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

The next step in the process of establishing CA4P as a safe and effective immuno-oncology agent will be to initiate a clinical study in a disease in which immuno-oncology agents are used as standard therapy. This clinical study would evaluate CA4P in combination with currently approved immuno-oncology agents in patients with advanced cancer who have previously failed treatment. We believe that the existing human safety database for CA4P, which includes over 500 patients, will help expedite the development timeline going forward.

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

Our goal for the immuno-oncology program is to establish CA4P as a safe and effective therapy for the treatment of advanced melanoma when it is combined with the checkpoint inhibitor anti-PD-1. To this end we plan to initiate and conduct a clinical trial in a setting where patients with advanced melanoma who have previously failed therapy with anti-PD-1 receive continued anti-PD-1 therapy in combination with CA4P. We have chosen this patient population because they historically have a very poor prognosis regardless of treatment, and consequently any responses to the combination including CA4P could be due to the addition of CA4P. We believe that CA4P has the potential to increase the beneficial clinical effects of anti-PD-1 monotherapy in these patients. We are in the process of completing the protocol for this study prior to its submission to regulatory authorities in Italy, which is where our anticipated principal investigator is located. An additional site, located in the United Kingdom, is also planned for this study. We will require additional funding before we will be able to treat any patients in this planned clinical trial.

OXi4503 for Acute Myeloid Leukemia and Myelodysplastic Syndromes

Acute myeloid leukemia, or AML, is a cancer of the myeloid blood cells, with approximately 21,000 new cases each year in the U.S. and approximately 10,500 deaths. AML is characterized by the rapid growth of abnormal white blood cells that pollute bone marrow and interfere with the production of normal blood cells. OXi4503 has been granted orphan drug designation in both the U.S. and the European Union for the treatment of AML. In addition, OXi4503 has received Fast Track designation from the FDA for the treatment of AML.

Patients with relapsed/refractory AML are most commonly treated with chemotherapy, and generally have a poor prognosis, with a one-year survival of only 29% after their first relapse. Over the past 20 years, no new therapies have consistently improved patient outcomes in this indication when compared to chemotherapy.

Myelodysplastic Syndromes, or MDS, are a group of cancers in which immature blood cells in the bone marrow do not mature and thus never become healthy blood cells. There are currently few available treatments for MDS.

Our most clinically advanced compound, OXi4503, is in development as a potential new treatment for relapsed/refractory AML/MDS. OXi4503 has been demonstrated in preclinical studies to work in AML by disrupting tumor blood vessels in the bone marrow, forcing otherwise-dormant leukemic stem cells, which are attached to these tumor blood vessels, into circulation in the blood stream as well as into the active cell cycle, where they become vulnerable to chemotherapy. OXi4503 has also been demonstrated to be cytotoxic itself and kill leukemic cells directly after it has been metabolized by enzymes located within leukemic cells.

In preclinical studies, OXi4503 has been shown to enhance the efficacy of cytarabine, idarubucin, azacitidine, and decitabine, which are each commonly-used chemotherapeutic agents for the treatment of many cancers, including AML. In early clinical studies, OXi4503 has shown complete responses in high risk patients both as a monotherapy and in combination with cytarabine.

Study OX1222 is a clinical trial using escalating doses of OXi4503 in combination with cytarabine to treat relapsed/ refractory AML which we initiated in late 2015. In the fifth dose cohort of OX1222, two of four patients experienced complete remissions of their disease after just one cycle of treatment with 9.76 mg/m2 of OXi4503. In earlier, lower dose cohorts of OX1222 (doses ranging from 3.75 mg/m2 to 7.81 mg/m2), there were three patients with complete remissions, each of which occurred following two cycles of treatment, and two additional patients with meaningful AML blast count reductions.

In 2018 we initiated the sixth dose cohort and treated four patients with 12.2 mg/m2 of OXi4503. Among these four patients we observed two potential dose-limiting toxicities (DLTs). These two events consist of one patient experiencing hypotension shortly following initial treatment with OXi4503 and another patient experiencing acute hypoxic respiratory failure approximately two weeks after receiving OXi4503 and cytarabine. Both events were deemed “possibly-related” to OXi4503, and both patients recovered following treatment. The protocol for Study OX1222 generally defines a DLT as any grade 3 serious adverse event (SAE) where a relationship to OXi4503 cannot be ruled out.

Following the potential DLTs, the FDA placed OX1222 under a partial clinical hold, which prevented us from treating additional patients at 12.2 mg/m2 until we and the FDA evaluate additional safety data on patients receiving 9.76 mg/m2 of OXi4503. Three additional patients have enrolled into the trial, and each of them completed one cycle of treatment at 9.76 mg/m2 of OXi4503, which was the same as the level used in the fifth cohort. One of these patients experienced a meaningful AML blast count reduction over 50% from baseline after a single cycle of therapy, but for whom we were not able to continue treatment. The other two patients who were newly enrolled into the 9.76 mg/m2 dose cohort did not have AML blast count reductions.

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

Despite the signs of efficacy that have been demonstrated in Study OX1222 and the above-noted potential benefits that OXi4503 offers to patients with AML and MDS, we have recently decided to halt enrollment of additional patients into this clinical trial while we continue to seek outside licensees or investors that are able to fund further development of OXi4503.

Our Strategy and Development Plan

We have been operating with significant capital constraints for well over a year, and for this time period we have been seeking to secure sufficient funding to continue our operations while we simultaneously seek to advance our two investigational drugs for the treatment of cancer. Subject to our ability to secure additional capital, we would seek to further develop CA4P as an immuno-oncology agent and OXi4503 as a treatment for AML/MDS. However, our inability to access capital may significantly impair our ability to develop these compounds, as it has to date. If we are able to advance CA4P as an immuno-oncology program, our aim will be to obtain our first clinical data of CA4P in combination with one or more currently approved immuno-oncology agents. If we are able to advance OXi4503 as a treatment for AML and/or MDS, our aim would be to obtain additional clinical data on patients with the disease.

We continue to discuss CA4P and OXi4503 collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms.

In addition to entering into a transaction that would provide funding for the further development of our product candidates, other elements of our development strategy would currently include:

•

Initiating a clinical trial of CA4P in combination with an immuno-oncology agent: Based on preclinical data generated to date and support of two well-known immuno-oncology clinical investigators, we have developed a protocol for a clinical trial that would be the first human clinical trial combining CA4P and an approved immuno-oncology agent. This trial is designed to make initial determinations of whether the combination results in improved patient outcomes, including safety, overall survival, progression free survival, objective response rate, tumor size and other parameters.

•

Continuing to evaluate OXi4503 in a clinical trial: We have completed six ascending dose cohorts of OXi4503 in combination with cytarabine in Study OX1222 in patients with relapsed/refractory AML and/or MDS. In the highest dose cohort, the sixth cohort of the study, we observed potential safety signals which triggered stopping rules for the study and resulted in a partial clinical hold from the U.S. Food and Drug Administration until we and the FDA assess additional safety data, particularly at the fifth dose cohort level. In the fifth dose cohort of OX1222, we have observed the best potential signs of efficacy to date in the trial and believe treatment of additional patients would provide additional evidence regarding the efficacy of OXi4503 in these indications.

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

We have completed a phase 2 monotherapy clinical trial of CA4P in 18 patients with gastrointestinal or pancreatic NETs and elevated biomarkers. One patient (6%) experienced significant symptomatic improvement as measured by ECOG Status and had a partial response per investigator-assessed RECIST criteria, and an additional 7 patients (39%) had stable disease. In addition, a majority of patients (53%) experienced an improvement in patient-reported quality of life. A statistically significant mean change in biomarkers from baseline, the primary endpoint of the study, was not achieved due to the small sample size along with a high intra- and inter-patient variability observed in the biomarkers. A total of 7 patients were enrolled in a follow-up trial, of which 5 patients (71%) had stable disease, including one that continued for 14 months. The partial response and stable disease analyses, as well as other measures from the trial, suggest that CA4P monotherapy has activity in this indication. Based on the evidence of efficacy observed in this trial, plus an understanding of the benefits of vascular-targeted combination therapy, a lead investigator in this trial has sponsored a 17-patient study in NETs using CA4P in combination with everolimus (AFINITOR®, marketed by Novartis), an anti-angiogenic agent which is already approved and commonly used in this indication. We expect preliminary results from this clinical study to be available in April 2019.

CA4P has been granted orphan drug designation for the treatment of neuroendocrine tumors in both the U.S. and the European Union.

Glioblastoma Multiforme

We are interested in exploring recurrent glioblastoma multiforme, or GBM, as an additional indication for CA4P because:

•	we have preclinical data that demonstrate a positive treatment effect in GBM tumor models,

•	GBM tumors are highly vascular and thus we believe will be quite susceptible to CA4P’s mechanism of action,

•	there are currently no adequate therapies for most GBM patients, and accordingly the indication has a high unmet medical need,

•

bevacizumab is approved for patients with progressive disease in this indication following prior therapy and combination studies of CA4P and bevacizumab in other cancers has shown meaningful benefits, and

•	rapid enrollment would be expected in clinical trials for this indication.

CA4P has been granted orphan drug designation for the treatment of glioma in the United States. If funds become available for us to initiate and complete a clinical trial in GBM, we expect that we would pursue a trial. However, due to our lack of capital we currently do not plan to initiate a GBM or any other clinical trial until sufficient capital is available.

Vascular Disrupting Agents: Background

According to Cancer Research UK, a non-profit cancer research organization in the United Kingdom, nearly 90% of all cancers are dependent upon a continually evolving vascular supply for their growth and survival. Vascular-targeted therapies, such as CA4P and OXi4503, are designed to interfere with a tumor’s vascular supply.

As illustrated in the table below, there are differences between our vascular targeted therapies and anti-angiogenic drugs which act via a different mechanism to produce potentially complementary biological and anti-vascular effects.

	Anti-Angiogenic Drugs	CA4P	OXi4503
Molecule Characteristics	Bevacizumab, ranibizumab are monoclonal antibodies (MABs)	Small molecule reversible inhibitor of tubulin polymerization	Small molecule reversible inhibitor of tubulin polymerization

	Sorafenib, sunitinib, pegaptanib, pazopanib, cediranib, axitinib, etc. are small molecule tyrosine kinase inhibitors (TKIs)		Also forms cytotoxic metabolite (orthoquinone) via oxidation
Target	Tumor rim	Tumor core	Tumor core Metabolite targets malignant cells of myeloid lineage
Mechanism	MABs bind to VEGF, thereby rendering it inactive TKIs inhibit the VEGF receptor, thereby inhibiting its activation	Rapid and selective binding to tubulin, which destabilizes microtubules, changes the shape of endothelial cells and disrupts the cell junctional protein VE-cadherin	Similar to CA4P OXi4503 also produces an orthoquinone metabolite that has an anti-proliferative effect on leukemic cells

	Anti-Angiogenic Drugs	CA4P	OXi4503
Biological Effect	Continuously inhibit pro-angiogenic growth factor signaling (e.g., VEGF) to prevent formation and growth of new blood vessels throughout the tumor rim	Occludes pre-existing abnormal tumor blood vessels that feed tumors	Similar to CA4P OXi4503 also temporarily mobilizes hematopoietic and leukemic cells from the bone marrow
Rapidity of Effect	Weeks	Hours	Hours
Target tissue	All angiogenesis	Selective for abnormal vasculature characteristically seen in tumor blood vessels	Similar to CA4P OXi4503 also makes leukemic cells mobilized from the bone marrow vulnerable to the effects of its orthoquinone metabolite
Plasma Half-life	MABs remain in circulation for days or weeks TKI half-lives vary, average range is 4-12 hours	Approximately 4 hours	Approximately 2 hours OXi4503 metabolite half-life is approximately 20 hours
Side Effects	Chronic hypertension with long-term use; Acute-impairment in wound healing; Hemorrhage, hemoptysis, gastrointestinal perforation, proteinuria, nephrotic syndrome, thromboembolic events, etc.	Transient blood pressure increases; Tumor pain, nausea, hematological adverse events; Overlapping with anti-angiogenics: no cumulative toxicities observed	Transient acute blood pressure increases; Tumor pain, nausea, vomiting, headache, fatigue; Effects on hematopoiesis and white blood cell counts; In AML – similar to solid tumors with more pronounced effects on coagulation and hematopoiesis

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

Collaborative Research and Development Arrangements

We have entered into a technology license from Arizona State University, or ASU, for rights to combretastatins, which includes CA4P and OXi4503. The ASU license is an exclusive, world-wide, royalty-bearing license for the commercial development, use and sale of products or services covered by certain patent rights to particular combretastatins. Combretastatins were originally isolated from the bark of the South African Bush Willow tree by researchers from Arizona State University but are now created by synthetic means and have tubulin-dependent anti-vascular and anti-proliferative properties. Under the ASU license, we have the right to grant sublicenses. ASU is entitled to single-digit royalty payments under the license agreement during the term of the patents licensed from ASU. We bear the costs of preparing, filing, prosecuting and maintaining all patent applications under the ASU license. Under the license agreement, we have agreed to diligently proceed with the development, manufacture and sale of products using the licensed technology. ASU has the first responsibility of enforcing patents under the license agreement. License payments made to ASU to date have amounted to $2,700,000, with no further license payments due on the drug candidates we are developing. The agreement remains in force until the expiration of the last to expire patent subject to the ASU license. Either party may terminate the ASU license agreement upon material default or bankruptcy of the other party. In addition, we may terminate the agreement if we determine that filing for regulatory approval is not warranted or economically feasible or upon two months’ written notice.

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

Company Background

We were originally incorporated in 1988 in New York as OXiGENE, Inc. and reincorporated in Delaware in 1992. In 2016, we changed our name to Mateon Therapeutics, Inc. Our principal corporate office is in the United States at 701 Gateway Boulevard, Suite 210, South San Francisco, California 94080 (telephone: 650-635-7000). Our Internet address is www.mateon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investors & News” section of our web site as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on, or that can be accessed through, our web site is not and shall not be deemed to be a part of this Annual Report on Form 10-K.

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

As of March 15, 2019, we were the exclusive licensee, sole assignee or co-assignee of fifteen granted U.S. patents, one pending U.S. patent application, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. Our policy is to file U.S. and foreign patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or will provide a competitive advantage or will afford protection against competitors with similar technologies. We also intend to rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements.

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

EMPLOYEES

We had only two full-time employees as of December 31, 2018. We rely on external consultants or outsource nearly all of our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees.

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

We have experienced net losses every year since inception and, as of December 31, 2018, had an accumulated deficit of approximately $295 million, including a net loss of approximately $2.7 million in 2018. We have no source of revenue and do not expect to receive any product revenue in the near future. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31,

2018, we had approximately $0.6 million in cash and current liabilities of approximately $1.2 million. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding or we would be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

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

In their audit report with regard to our financial statements as of December 31, 2018, our independent registered public accountants expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

We have limited financial and technical resources to determine the indications on which we should focus the development efforts for our product candidates. Due to our limited available financial resources, we have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes. We currently have insufficient financial resources to complete any additional drug development work.

If we are able to raise funds and continue developing investigational drugs for cancer, we may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. The decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities. In addition, from time to time, we may in-license or otherwise acquire product candidates to supplement our internal development activities. Those activities may use resources that otherwise would have been devoted to our internal programs, and with research and development programs there is no way to assure that the outcome of any trials or other activities will be positive, whether the program was internally generated or in-licensed.

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

As of December 31, 2018, we had two full-time employees. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses every year since our inception and, as of December 31, 2018, had an accumulated deficit of approximately $295 million. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, our clinical trials and development activities with respect to our drug candidates, technologies, and anticipated research and development activities and the general and administrative expenses associated with those activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability.

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

Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discover for new or previously known compounds, any or all of them may not be subject to effective patent protection. Further, the development of regimens for the administration of pharmaceuticals, which generally involve specifications for the frequency, timing and amount of dosages, has been, and we believe, may continue to be, important to our effort, although those processes, as such, may not be patentable. In addition, the issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents. Further, our lack of access to adequate capital may cause us to curtail payment of fees necessary to maintain patents that we otherwise would seek to maintain, and we may make incorrect decisions regarding which patents to keep and which to abandon.

Our success will depend, in part, on our ability to obtain and maintain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We are the exclusive licensee, sole assignee or co-assignee on a number of granted United States patents, pending United States patent applications, and granted patents and/or pending applications in several other major markets, including the European Union, Canada and Japan. The patent position of pharmaceutical and biotechnology firms like us is generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more of these universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions while our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending ourselves in suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

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

More recently, the current U.S. presidential administration has made statements suggesting plans to seek repeal of all or portions of the ACA. There is uncertainty regarding the impact that the President’s administration may have on matters currently governed by the ACA, if any, and any regulatory or legislative changes will likely take time to unfold. These changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act, and may be sold from time to time. As of December 31, 2018, we had approximately 31,256,000 shares of common stock underlying currently outstanding warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

Our common stock is currently quoted on the OTCQB Market. The quotation of our common stock on the OTCQB Market does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

Our Common Stock is currently subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

As of December 31, 2018, we had net tangible assets of less than $2,000,000 and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We continue to work on maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We are currently authorized to issue up to 150,000,000 shares of our common stock. As of December 31, 2018, we had 41,419,934 shares of common stock issued and outstanding. As of December 31, 2018, we also had approximately 24,381,000 warrants outstanding, 6,875,000 options outstanding and stockholder authorization to issue 2,465,000 additional stock options.

To the extent that additional shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for common stock, holders of our common stock may experience dilution.

We are currently authorized to issue up to 15,000,000 shares of preferred stock. As of December 31, 2018, we had no shares of preferred stock outstanding. Our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Any provision permitting the conversion of any such preferred stock into our common stock could result in significant dilution to the holders of our common stock.

We also consider from time to time various strategic alternatives that could involve issuances of additional common or preferred stock, including but not limited to acquisitions and business combinations.

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

Our office is located in South San Francisco, California, where we lease 5,275 square feet of general office space. The lease for this office space expires on June 30, 2019. We believe that other suitable office space would be available if we move to a different location upon the expiration of our current lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

On July 20, 2018, Accelovance, Inc., a clinical trial vendor that the Company used in 2016 and 2017, notified the Company that it had filed an action in Superior Court of California, San Mateo County against Mateon alleging that Mateon failed to pay certain amounts owed under a 2016 Clinical Development Master Services Agreement and various amendments to and work orders under that agreement. On November 12, 2018, Accelovance and the Company entered into a settlement agreement under which Accelovance agreed to dismiss the action and Mateon agreed to make certain payments at the time of the agreement and by May 2019.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB market, operated by OTC Markets, under the symbol “MATN”, and has previously has traded on the OTCQX Market and the Nasdaq Capital Market, also under the symbol “MATN”.

As of March 15, 2019, there were approximately 80 stockholders of record of the 41,419,934 outstanding shares of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock since its inception in 1988 and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the growth and development of its business.

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

This “management’s discussion and analysis of financial condition and results of operations” section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that we believe may cause such differences are discussed in the “Risk Factors” section of this Annual Report and in the “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995” section of this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all Risk Factors and cautionary statements contained in this Annual Report. Further, we operate in an industry sector where securities prices are volatile and may be influenced by regulatory and other factors beyond our control.

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications. We currently have two investigational drugs in development, CA4P and OXi4503. CA4P is being developed for immuno-oncology applications, and we are planning for a clinical trial in patients with advanced metastatic melanoma who have progressed on currently approved treatments. OXi4503 has most recently been studied in relapsed/refractory acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS.

Important and Recent Developments

During 2018, we primarily focused our resources on raising capital so that we could remain in business and advance our drug development programs.

In April 2018, we closed a private placement transaction in which we raised net proceeds of approximately $2.4 million from the sale of 14,875,000 shares of common stock and warrants to purchase 16,362,500 shares of common stock. Prior to this transaction, we had suspended patient enrollment into our clinical trial of OXi4503 for relapsed refractory AML and/or MDS.

Following the financing, we resumed enrollment of patients into Study OX1222, initiating treatment in the sixth cohort with a dose of 12.2 mg/m2 of OXi4503 combined with cytarabine. This dose of OXi4503 was 25% greater than had been previously evaluated. Following treatment of four patients in the sixth cohort, the FDA placed a partial clinical hold on Study OX1222 based on two potential dose-limiting toxicities, or DLTs, observed in these patients. One patient experienced hypotension shortly following initial treatment with OXi4503 and cytarabine, and another patient experienced acute hypoxic respiratory failure approximately two weeks after receiving OXi4503 and cytarabine. Both events were deemed “possibly-related” to OXi4503, and both patients recovered following treatment. The protocol for Study OX1222 generally defines a DLT as any grade 3 serious adverse event (SAE) where a relationship to OXi4503 cannot be ruled out. When placing the study on partial clinical hold, the FDA indicated that we could continue dosing in the fifth cohort, 9.76 mg/m2 of OXi4503, and that safety data would need to be reviewed and evaluated by FDA, including any additional data collected on patients receiving 9.76 mg/m2 of OXi4503, before we could resume enrolling patients at the increased dose in the sixth cohort, or 12.2 mg/m2 of OXi4503.

Both patients experiencing the potential DLTs described above were classified with progressive disease, as was one additional patient in this cohort who also received OXi4503 at a dose of 12.2 mg/m2. The fourth patient evaluated in the sixth cohort was classified as having had a partial response (unconfirmed).

Thereafter, we enrolled three additional patients into Study OX1222, each receiving the fifth cohort dose of 9.76 mg/m2 of OXi4503. Two of these patients experienced progressive disease, and one patient experienced a partial response (greater than 50% reduction in AML blast counts) after one cycle of treatment. The patient with the partial response was not able to enroll into a second cycle of treatment. There were no potential DLTs noted in any of these patients. We will require additional funding before we will be able to treat any additional patients in this clinical trial.

For the immuno-oncology program, our goal is to establish CA4P as a safe and effective therapy for the treatment of advanced melanoma when combined with the checkpoint inhibitor anti-PD-1. To this end we plan to initiate and conduct a clinical trial in a setting where patients with advanced melanoma who have previously failed therapy with anti-PD-1 receive continued anti-PD-1 therapy in combination with CA4P. We have chosen this patient population because they historically have a very poor prognosis regardless of treatment, and consequently any responses to the combination including CA4P could be due to the addition of CA4P. We believe that CA4P has the potential to increase the beneficial clinical effects of anti-PD-1 monotherapy in these patients. Data from animal models of various human cancer types, for example, show that CA4P in combination with an immuno-oncology agent significantly enhances the number and activity of cancer-fighting T-cells within tumors compared to animals treated with the immuno-oncology agent alone. In these animal models, CA4P significantly increased the number of cancer-fighting T-cells throughout the tumor and doubled the amount of necrosis within the tumor compared to that observed for the immuno-oncology agent alone. Because of these and other findings, we are planning to initiate a clinical trial evaluating CA4P in combination with an approved immuno-oncology agent, such as Opdivo® (nivolumab, marketed by Bristol-Myers Squibb), in patients with advanced metastatic melanoma who have previously failed anti-PD-1 treatment. We are in the process of completing the protocol for this study prior to its submission to regulatory authorities in Italy, which is where our anticipated principal investigator is located. An additional site, located in the United Kingdom, is also planned for this study. We will require additional funding before we will be able to treat any patients in this planned clinical trial.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

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

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants, which is as inherently subjective as it is for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Statement of Comprehensive Loss.

RESULTS OF OPERATIONS

Years ended December 31, 2018 and 2017

Research and Development expenses

The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2018	2017	Amount	%
Clinical studies	$262	$6,403	$(6,141)	-96%
Clinical study credits	(252)	—	(252)	n/a
Employee compensation and related	185	2,310	(2,125)	-92%
Stock-based compensation	190	381	(191)	-50%
Consulting and professional services	317	714	(397)	-56%
Drug manufacturing and storage	62	378	(316)	-84%
Other	51	285	(234)	-82%

Total research and development	$815	$10,471	$(9,656)	-92%

All research and development activities declined substantially in 2018 compared to 2017. In 2018, our research and development activities were limited to continuing our OX1222 Study of OXi4503 for relapsed/refractory AML and MDS and planning for a study of CA4P as an immuno-oncology agent in advanced melanoma. In 2017, our research and development activities also included the FOCUS Study, an approximately 90 patient phase 2 clinical trial of CA4P in platinum-resistant ovarian cancer. We terminated the FOCUS Study on September 26, 2017, and we also terminated nearly all research and development employees and many other research and development activities. Accordingly, expenses in all categories of research and development have declined significantly in 2018 compared to 2017.

Clinical study expenses declined by 96% in 2018 compared to 2017, due to the termination of the FOCUS Study in September 2017. During 2018, our only clinical study costs were related to the OX1222 Study of OXi4503 for relapsed/refractory AML, which enrolled seven patients since the trial reopened for enrollment in April 2018. Separately, in 2018 we received credits of $252,000 from vendors reducing charges and accruals recorded earlier from clinical work, with no comparable credits in 2017.

Employee compensation and related expenses declined by 92% in 2018 due to the termination of most of our workforce in September 2017. Employee stock-based compensation declined by 50% in 2018 compared to 2017, a lower percentage than employee compensation because we continued vesting certain stock options for former employees that continued to provide services to us, and incurred costs in 2018 for stock options granted to partially compensate for lower cash compensation.

Consulting and professional services expenses declined by 56% in 2018 compared to 2017 due to our termination of the FOCUS Study and the consulting work associated with this study. Partially offsetting the decline in FOCUS trial related consulting and professional services was an increase in consulting and professional services for our OX1222 Study in 2018 – this increase for OX1222 was due to services previously performed by employees.

Drug manufacturing and storage expenses declined by 84% in 2018 compared to 2017 because we limited the 2018 activities to required drug stability work, documentation and external storage fees for previously manufactured batches of our investigational drugs, whereas 2017 expenditures included additional activities, primarily to support clinical work on-going at the time.

Other expenses include facility related expenses which are generally allocated between research and development and general and administrative expenses based on employee headcount. With virtually no separate research and development headcount for 2018, there was minimal allocation of facility expenses to research and development, accounting for the significant percentage declines.

Our future research and development expenses will be dependent upon our ability to secure sufficient funding to continue drug development activities. Subject to our ability to secure additional funding, we expect research and development expenses to increase in 2019 compared to 2018.

General and administrative expenses

The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Years ended December 31,		Change
	2018	2017	Amount	%
Employee compensation and related	$562	$1,400	$(838)	-60%
Stock-based compensation	554	454	100	22%
Consulting and professional services	655	1,116	(461)	-41%
Rent, insurance and other	416	401	15	4%

Total general and administrative	$2,187	$3,371	$(1,184)	-35%

General and administrative expenses declined in 2018 compared to 2017 due to significant cut-backs in all of our administrative activities in September 2017 following the termination of our FOCUS Study.

Employee compensation and related expenses decreased by 60% in 2018 compared to 2017 due to our 2018 reduction in headcount to only two employees, our Chief Executive and Financial Officers, who each have agreed to receive half of their regular salary in 2018. Conversely, employee stock-based compensation increased in 2018 compared to 2017 due to expenses associated with stock options granted to our two employees in June 2018 that vest over a shorter period than prior option grants, which results in a greater stock option charge over the shorter vesting period. The intent of these shorter vesting stock option grants was to partially compensate our officers for their materially reduced 2018 salaries.

Consulting and professional services expenses declined in 2018 and 2017 due to reductions across all of our operating activities.

Other expenses, which include facility related expenses such as rent, insurance expenses and taxes that are not based on income, are allocated between research and development and general and administrative expenses. Because of our curtailed research and development activities in 2018 compared to 2017, fewer costs were allocated to research and development, and the resulting balance of these expenses that remained in general and administrative expenses was higher.

Our future general and administrative expenses will be dependent upon our ability to secure sufficient funding to continue in business. Subject to our ability to secure additional funding, we expect general and administrative expenses to increase in 2019 compared to 2018.

Other Income and Expenses

We issued two series of warrants to the investors in our April 2018 equity financing transaction. The Series B Warrants required us to receive stockholder approval for additional authorized shares of common stock sufficient to allow for the exercise of the Series B Warrants. Because we did not have sufficient shares of authorized common stock at the time of the transaction, we accounted for the Series B Warrants as a liability, measured at fair value, until we received stockholder approval for additional authorized shares of common stock. The estimated fair value of the Series B Warrants was $886,000 when the warrants were issued, and it was $636,000 when shareholder approval was received. The decrease in fair value between these dates was primarily attributed to a decline in the price of the Company’s common stock and a shorter estimated warrant term. The resulting $250,000 gain on change in the fair value of warrants was recorded in the second quarter of 2018 in non-operating income, and there was no comparable line-item in 2017.

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity by the cash and other capital we have available to fund our operations, which are primarily focused on the development of our drug candidates. To date, we have financed our operations principally through proceeds received from the sale of equity. We have experienced net losses in each year since our inception, and negative cash flows from operations in nearly every year. As of December 31, 2018, we had an accumulated deficit of over $295 million, including a net loss of approximately $2.7 million for 2018. As of December 31, 2018, we had cash of approximately $0.6 million, which we expect to be only sufficient to fund our planned operating activities for a short period of time. If we are unable to secure additional funding in the near term, we will be required to scale back or conclude all of our development activities and potentially all of our operations.

We will require additional capital before we can complete any further development of OXi4503 and/or CA4P. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds in the near term we may not be able to continue the development of our product candidates and we could be required to terminate operations altogether. Any additional equity financing, if available, may not be available on favorable terms and would be dilutive to our current stockholders. Debt financing, if available, may involve restrictive covenants and could also be dilutive to our current stockholders. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if access is not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Contractual Obligations

The following table presents information regarding payments required to be made on our non-cancelable contractual obligations as of December 31, 2018. Payments due under non-cancelable obligations include $112,000 for our facility lease and $663,000 for contractual obligations to a former clinical trial service provider.

Amount (in thousands)
2019	$775

$775

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

Our cash is maintained in U.S. dollar accounts. We have adopted a policy for the cash that we hold, and also for any cash equivalents and investments that we may hold, the primary objective of which is to preserve principal, while also maintaining liquidity to meet our operating needs and maximize yields to the extent possible. Although our investments can be subject to credit risk, we follow procedures to limit the amount of credit exposure in any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and would be likely to decrease in value if market interest rates increase. However, due to the generally conservative nature of our investments and relatively short duration, we believe that interest rate risk is mitigated.

Although we may from time to time manufacture drugs and conduct preclinical or clinical trials outside of the United States, we believe our exposure to foreign currency risk to be immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a list of our Financial Statements and Schedules and any supplementary financial information filed as part of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2018, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during the fourth quarter of our fiscal year ended December 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. In particular, the very small size of our company necessitates that there is less segregation of duties than there is at most other companies. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. Because we are not an accelerated filer, as defined by Rule 12b-2 of the Exchange Act, OUM & Co., LLP was not required to issue an opinion on our internal control over financial reporting and, therefore, did not perform for the fiscal year ended December 31, 2018 an audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our directors and executive officers as of March 30, 2019.

Name	Age	Position
David J. Chaplin, Ph.D.	63	Director
Simon C. Pedder, Ph.D.	58	Director
Donald R. Reynolds	56	Director
Bobby W. Sandage, Jr., Ph.D.	65	Director
William D. Schwieterman, M.D.	61	Chairman of the Board of Directors, President and Chief Executive Officer
Matthew M. Loar	56	Chief Financial Officer

David J. Chaplin, Ph.D. Dr. Chaplin has been a member of our Board of Directors since January 2013. Dr. Chaplin also served as our Chief Scientific Officer from May 2015 through January 2018, when he retired from his position as Chief Scientific Officer. Prior to serving as our Chief Scientific Officer, Dr. Chaplin was President and Chief Executive Officer from May 2014 until May 2015, and Head of Research and Development from 2000 until 2011. From 1999 to 2000, Dr. Chaplin served as Vice President of Oncology at Aventis Pharma in Paris, where he was in charge of drug development from preclinical through phase 1 trials. Prior to the merger of Rhone Poulenc Rorer (“RPR”) with Hoechst Marion Roussell, Dr. Chaplin was Senior Director of Oncology at RPR from 1998 to 1999. From 1992 to 1998, Dr. Chaplin headed up the Cancer Research Campaign’s (“CRC”) Tumor Microcirculation Group, based at the Gray Laboratory Cancer Research Trust, Mount Vernon Hospital, London. During this time, he was also a member of the

CRC Phase I/II clinical trials committee. Dr. Chaplin also served as Section Head of Cancer Biology at Xenova in the U.K. from 1990 to 1992, and held a senior staff appointment at the British Columbia Cancer Research Centre from 1982 to 1990. Dr. Chaplin has a B.Sc. in chemistry from the University of Essex, a M.Sc. in pharmacology from the University of Southampton, and completed his Ph.D. in tumor biology at the University of London. Since July 2012, Dr. Chaplin has also been a director of PHusis Therapeutics, Inc., a privately held biopharmaceutical company. Since July 2013, Dr. Chaplin has been a Director of Aston Biopharma, a private UK-based company that provides scientific consulting services. Dr. Chaplin was also appointed as a director of Fast Biopharma in June 2016. Fast Biopharma is a private company based in the UK and is involved in the generation of antibody-based therapeutics.

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

Bobby W. Sandage, Jr., Ph.D. Dr. Sandage has been a member of our Board of Directors since October 2016. Dr. Sandage currently serves as the president and chief executive officer of Euclises Pharmaceuticals, Inc., a private drug discovery and development company advancing cyclooxygenase-2 (COX-2) inhibitors for cancer therapy, a position he has held since January 2015. Since August of 2016, he has served as a general partner of Cultivation Capital, a venture capital firm specializing in investments in private technology and life sciences companies. Dr. Sandage is currently a member of the board of directors of Immunophotonics, Inc., a private cancer vaccine development company, EDIS Solutions, LLC, a private healthcare information technology company, and Euclises Pharmaceuticals, Inc.

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

Matthew M. Loar Mr. Loar was appointed as our Chief Financial Officer in July 2015. Mr. Loar was previously Chief Financial Officer of KineMed, Inc., a privately held biotechnology company, from January 2014 to July 2015. From January 2010 to January 2014, Mr. Loar was an independent financial consultant to companies in the biopharmaceutical industry. While consulting, he also served as acting Chief Executive Officer and Chief Financial Officer of Neurobiological Technologies, Inc. (NTI), a publicly traded pharmaceutical company, from February 2010 through February 2019 and as Chief Financial Officer of Virolab, Inc., a biotechnology company, from May 2011 to August 2012. Previously, he was Chief Financial Officer of NTI from April 2008 to December 2009. Earlier in his career, Mr. Loar was Chief Financial Officer of Osteologix, Inc., a publicly traded pharmaceutical company, from 2006 to 2008, and of Genelabs Technologies, Inc., a publicly traded biopharmaceutical and diagnostics company, from 1995 to 2006. Mr. Loar received a B.A. in Legal Studies from the University of California, Berkeley and is a Certified Public Accountant (inactive) in California.

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

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities, although has not done so within the past two years.

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

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Schwieterman and Dr. Chaplin, is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been employed by us in the last completed fiscal year. In addition, none of our executive officers served as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has an executive officer who serves on our Board or Compensation Committee during 2018.

Corporate Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, including our CEO and CFO. The text of the Code of Conduct has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014, and is posted on our website at www.mateon.com. Disclosure regarding any amendments to, or waivers from provisions of the code of conduct and ethics that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC and us initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. For these purposes, the term “other equity securities” would include options granted under the Mateon Therapeutics, Inc. 2005 Stock Plan (the “2005 Stock Plan”), the Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and the Mateon Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). To our knowledge, based solely on a review of the forms and written representations received by us from our Section 16 reporting persons, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to the reporting persons were properly and timely satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during 2018 and 2017 to our President and Chief Executive Officer and our Chief Financial Officer, the latter of which is our only other executive officer earning more than $100,000 in 2018.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
William D. Schwieterman, M.D.	2018	$205,000	$—	$155,875	$103,217	(2)	$464,092
President and Chief Executive Officer	2017	362,692	—	154,508	130,825	(2)	648,025
Matthew M. Loar	2018	162,500	—	116,906	—		279,406
Chief Financial Officer	2017	287,500	—	98,323	—		385,823

(1)	The fair values for all stock awards in this table represent the estimated award value at the time of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions	2018	2017
Risk-free interest rate	2.8%	2.0%
Expected life (years)	5.2	6.0
Expected volatility	88%	88%
Dividend yield	0.0%	0.0%

The values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. However, the stock option grants in the table vest over one to four years, and the values shown do not take into account subsequent increases or decreases in actual value to the recipient. See the Narrative Disclosure below for information regarding the number of shares granted to each of the named executive officers. See Note 6 to our Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

(2)

Represents costs for a furnished apartment in San Francisco, California, the cost of one economy class round-trip ticket between San Francisco, California and Mobile, Alabama per month, and the income tax impact of these expenses.

Narrative Disclosure to Summary Compensation Table

Dr. William D. Schwieterman. On May 15, 2015, we entered into an employment agreement with Dr. Schwieterman for his service as President and Chief Executive Officer, which was subsequently amended on July 31, 2015. Pursuant to the terms of this agreement, Dr. Schwieterman is entitled to receive an annual base salary of $410,000. In addition, he is eligible for an annual bonus of up to fifty percent of his then-current annual base salary, based on the Board of Directors’ assessment of his performance and the Company’s performance. On October 2, 2017, the Company and Dr. Schwieterman agreed to a 50% reduction in his base annual salary, to $205,000, with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or the execution of a licensing or collaboration agreement with certain conditions. Dr. Schwieterman continues to receive the reduced salary as of the date of the filing of this report. For calendar years 2018 and 2017, the Board of Directors determined that Dr. Schwieterman would not receive an annual bonus due to the financial condition of the Company.

Dr. Schwieterman’s employment agreement also provides for the Company to pay the costs of furnished housing in San Francisco, California and the cost of one economy class roundtrip airplane ticket between San Francisco, California and Mobile, Alabama per month.

Dr. Schwieterman may terminate his employment upon written notice to us. We may terminate his employment without prior written notice for cause, or without cause on sixty days’ prior written notice. If his employment is terminated by us for cause, by reason of his death or disability or by Dr. Schwieterman without good reason, we will pay him the amount of our accrued obligations as of the date of such termination. If his employment is terminated by us other than for cause or by Dr. Schwieterman with good reason, we will pay him the accrued obligations, an amount equal to twelve months of his applicable base salary and twelve months of health insurance premiums pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), subject to the conditions outlined in the agreement.

If his employment is terminated by us other than for cause or by Dr. Schwieterman with good reason in the one year following the effective date of a change in control of the Company, we will pay him our accrued obligations, an amount equal to twelve months of his applicable base salary and twelve months of COBRA premiums on the same conditions described above. In addition, all of his unvested equity awards outstanding on the date of termination shall vest and be immediately exercisable. Dr. Schwieterman has also agreed not to directly or indirectly solicit for employment, during his employment and for a twelve-month period following termination of his employment, any person who is (or has been in the past year) a Company officer, executive or key employee.

All payments made and benefits available to Dr. Schwieterman in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

On January 12, 2017, the Company granted Dr. Schwieterman options to purchase 550,000 shares of our common stock with an exercise price of $0.375 per share, which vest over a four-year period. On June 20, 2018, the Company granted Dr. Schwieterman options to purchase 1,000,000 shares of our common stock with an exercise price of $0.22 per share, which vest in monthly installments over a one-year period. The one-year vesting period for the option granted in 2018 was chosen to partially compensate Dr. Schwieterman for the below-market salary that has been effective since October 2, 2017.

Matthew M. Loar. On July 20, 2015, we entered into an employment agreement with Mr. Loar for his service as our Chief Financial Officer. Pursuant to the terms of this agreement, Mr. Loar is entitled to receive an annual base salary of $325,000. In addition, he is eligible for an annual bonus of up to thirty-five percent of his then-current annual base salary, based on the Board of Directors’ assessment of his performance and the Company’s performance. On October 2, 2017, the Company and Mr. Loar agreed to a 50% reduction in his base annual salary, to $162,500, with reinstatement to previous levels contingent on the Company raising additional funding of at least $4 million or the execution of a licensing or collaboration agreement with certain conditions. Mr. Loar continues to receive the reduced salary as of the date of the filing of this report. For calendar years 2018 and 2017, the Board of Directors determined that Mr. Loar would not receive an annual bonus due to the financial condition of the Company.

Mr. Loar may terminate his employment agreement upon written notice to us. We may terminate the employment agreement without prior written notice for cause, or without cause on sixty days’ prior written notice. If his employment is terminated by us for cause, by reason of his death or disability or by Mr. Loar without good reason, we will pay him the amount of our accrued obligations, as of the date of such termination. If his employment is terminated by us other than for cause or by Mr. Loar with good reason, we will pay him the accrued obligations, an amount equal to twelve months of his applicable base salary and twelve months of health insurance premiums pursuant to COBRA, subject to the conditions outlined in the agreement.

If his employment is terminated by us other than for cause or by Mr. Loar with good reason in the one year following the effective date of a change in control of the Company, we will pay him our accrued obligations, an amount equal to twelve months of his applicable base salary and twelve months of COBRA premiums on the same conditions described above. In addition, all of his unvested equity awards outstanding on the date of termination shall vest and be immediately exercisable. Mr. Loar has also agreed not to directly or indirectly solicit for employment, during his employment and for a twelve-month period following termination of his employment, any person who is (or has been in the past year) a Company officer, executive or key employee.

All payments made and benefits available to Mr. Loar in connection with his employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of his employment agreement.

On January 12, 2017, the Company granted Mr. Loar options to purchase 350,000 shares of our common stock with an exercise price of $0.375 per share, which vest over a four-year period. On June 20, 2018, the Company granted Mr. Loar options to purchase 750,000 shares of our common stock with an exercise price of $0.22 per share, which vest in monthly installments over a one-year period. The one-year vesting period for the option granted in 2018 was chosen to partially compensate Mr. Loar for the below-market salary that has been effective since October 2, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2018 to each of the executive officers named in the Summary Compensation Table. There were no grants of unvested stock awards outstanding as of December 31, 2018. Exercise prices shown are rounded to the nearest whole cent.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
William D. Schwieterman, M.D.	5,140	—	$5.30	1/02/2019
President and Chief Executive Officer	10,060	—	2.70	7/01/2019
	4,880	—	2.79	1/02/2020
	5,280	—	2.60	7/02/2020
	268,750	31,250	1.43	5/28/2025
	—	75,000	1.43	5/28/2025
	343,750	156,250	0.73	3/21/2026
	263,542	286,458	0.38	1/12/2027
	500,000	500,000	0.22	6/20/2028
Matthew M. Loar	128,125	21,875	$1.37	7/20/2025
Chief Financial Officer	180,468	82,032	0.73	3/21/2026
	167,708	182,292	0.38	1/12/2027
	375,000	375,000	0.22	6/20/2028

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Schwieterman and Mr. Loar in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Schwieterman and Mr. Loar assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2018, the last day of our fiscal year. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.08 per share.

William D. Schwieterman, M.D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$410,000	$—	$410,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	1,048,958	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$30,437	$—	$30,437	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Matthew M. Loar

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$325,000	$—	$325,000	$—	$—
Annual Bonus (35% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid

Acceleration of Vesting of Equity	100%	0%	0%	0%	0%
Stock Options:
Number of Stock Options	661,199	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	—	—	—	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$30,437	$—	$30,437	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

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

Director Compensation

The following table shows the total compensation paid or accrued during 2018 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
David J. Chaplin, Ph.D.	$—	$40,000	$40,000
Simon C. Pedder, Ph.D.	$—	$40,000	$40,000
Donald R. Reynolds	$—	$40,000	$40,000
Bobby W. Sandage, Jr., Ph.D.	$—	$40,000	$40,000

(1)

Effective with quarterly board fees for the fourth quarter of 2017, the Board of Directors has suspended all cash payments for board service until the Company’s financial position improves sufficiently to warrant reinstatement of these fees.

(2)

The exercise price of these options is $0.22 per share, which was the market value of the Company’s common stock on the date of grant, with each option exercisable for 258,171 shares of common stock. The fair values for the awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions
Risk-free interest rate	2.8%
Expected life (years)	5.2
Expected volatility	88%
Dividend yield	0.00%

Although the above options vest one year subsequent to grant, pursuant to rules of the SEC the values in the table represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See Note 6 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various Committees of our Board.

Fees. In October 2016, the Board of Directors amended and restated its director compensation policy (as amended and restated, the “2016 Director Compensation Policy”). In accordance with the 2016 Director Compensation Policy, the following cash fees are payable to non-employee directors quarterly in arrears at the end of each quarter:

Board or Committee of Board	Annual Cash Retainer Amount
Member of the Board	$40,000
Chairperson of the Board (in addition to compensation as a Member of the Board)	$20,000
Chairperson of Audit, Compensation and Nominating and Governance Committee (in addition to compensation as a Member of the Board and as a member of the respective committee)	$3,000
Audit Committee Member (in addition to compensation as a Member of the Board)	$5,000
Compensation and Nominating and Governance Committee Member (in addition to compensation as a Member of the Board)	$3,000

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

A new non-employee director joining the Board will be granted an option to purchase shares of our common stock valued at $50,000 on or shortly after the first date of his or her service, which will vest over a three-year period subject to the director’s continued service on the Board as of each vesting date.

Each option granted under the 2016 Director Compensation Policy will have an exercise price equal to the closing price of our common stock on the applicable trading market on the date of grant, or if the date of grant is not a trading day, the closing price on the next trading day following the date of grant, and each option will have a term of six years. The number of options to be received under the 2016 Director Compensation Policy will be calculated using the Black-Scholes valuation method.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2019 for (a) each of our executive officers named in the Summary Compensation Table, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2019 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the tables. Except as indicated in footnotes to these tables, we believe that the stockholders named in these tables have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Ownership determinations are based on 41,419,934 shares of common stock outstanding on March 15, 2019. Unless otherwise indicated, the address of each stockholder is c/o Mateon Therapeutics, Inc., 701 Gateway Boulevard, Suite 210, South San Francisco, CA 94080.

Name of Beneficial Owner	Number of Shares of Mateon Common Stock Beneficially Owned and Nature of Ownership		Percent of Class
William D. Schwieterman, M.D.	3,094,408	(1)	7.1%
Matthew M. Loar	1,713,785	(2)	4.0%
Donald R. Reynolds	764,493	(3)	1.8%
David J. Chaplin, Ph.D.	746,414	(4)	1.8%
Simon C. Pedder, Ph.D.	312,758	(5)	*
Bobby W. Sandage, Jr., Ph.D.	234,493	(5)	*
All current directors and executive officers as a group (6 persons)	6,866,351	(6)	14.0%

*	Less than 1%.
(1)	Includes 1,843,661 shares Dr. Schwieterman has the right to acquire upon the exercise of stock options and 625,000 shares upon the exercise of warrants.
(2)	Includes 1,163,785 shares Mr. Loar has the right to acquire upon the exercise of stock options and 250,000 shares upon the exercise of warrants.
(3)	Includes 234,493 shares Mr. Reynolds has the right to acquire upon the exercise of stock options and 250,000 shares upon the exercise of warrants.
(4)	Includes 745,408 shares Dr. Chaplin has the right to acquire upon the exercise of stock options.
(5)	Represents the right to acquire shares upon the exercise of stock options.
(6)	Includes 4,534,598 shares that the current directors and executive officers have the right to acquire upon the exercise of stock options and 1,125,000 shares upon the exercise of warrants.

The determination that there were no persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock as of March 15, 2019, was based on a review of all statements filed with respect to us since the beginning of the past fiscal year with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,872,000	$0.92	2,378,000
Equity compensation plans not approved by security holders	1,913,000	0.31	87,000

Total	6,875,000	$0.75	2,465,000

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

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that each of the nominees except for Dr. Chaplin and Dr. Schwieterman qualify as “independent directors” as defined under the rules of The Nasdaq Stock Market and OTC Market Rules for U.S. Companies.

In April 2018, we closed a private placement transaction in which we received net proceeds of approximately $2.4 million. The private placement transaction consisted of the sale of 59.5 units at a purchase price of $50,000 per unit, and each unit contained 250,000 shares of our common stock and warrants to purchase up to 250,000 shares of our common stock. The purchase price of the common stock was $0.20 per share and warrants are exercisable at $0.40 per share. Dr. Schwieterman purchased 2.5 units and Mr. Loar and Mr. Reynolds each purchased one unit in the private placement transaction. The purchases of Dr. Schwieterman, Mr. Loar and Mr. Reynolds were reviewed in advance by disinterested directors on the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, OUM & Co., LLP, for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and December 31, 2017, and fees billed for other services rendered during those periods.

	2018	2017
Audit fees (1)	$181,744	$213,095
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	3,543

	$181,744	$216,638

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements and statutory audits. We engaged OUM & Co., LLP as our independent public accounting firm on December 9, 2016.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.2	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

4.1	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.2	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.4	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.5	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.6	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.7	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.10	Form of Series A Warrant to purchase common stock	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase common stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant	S-1	6/13/2018	4.12

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.5	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.10	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.11	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.12	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.13	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.14	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.15	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.16	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.17	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.18	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.19	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.20	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.22	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.23	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.24	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.29	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.30	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018	8-K	4/16/2018	10.1

10.31	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018	8-K	4/16/2018	10.2

10.32	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC	8-K	4/16/2018	10.3

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

23.1	Consent of Independent Registered Public Accounting Firm.				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2018 and December 31, 2017				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mateon Therapeutics, Inc.

/S/ WILLIAM D. SCHWIETERMAN
By:	William D. Schwieterman
Chief Executive Officer

Date: April 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. SCHWIETERMAN William D. Schwieterman	President, Chief Executive Officer and Chairman of the Board and Director (Principal executive officer)	April 10, 2019

/s/ MATTHEW M. LOAR Matthew M. Loar	Chief Financial Officer (Principal financial and accounting officer)	April 10, 2019

/s/ DAVID J. CHAPLIN David J. Chaplin	Director	April 10, 2019

/s/ SIMON C. PEDDER Simon C. Pedder	Director	April 10, 2019

/s/ DONALD R. REYNOLDS Donald R. Reynolds	Director	April 10, 2019

/s/ BOBBY W. SANDAGE, JR. Bobby W. Sandage, Jr.	Director	April 10, 2019

Mateon Therapeutics, Inc.

Index to Financial Statements

The following financial statements of Mateon Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Mateon Therapeutics, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mateon Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

April 10, 2019

We have served as the Company’s auditor since 2016.

Mateon Therapeutics, Inc.

Balance Sheets

(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$629	$1,115
Prepaid expenses and deposits	170	22

Total current assets	799	1,137

Property and equipment, net	—	2
Other assets	—	33

Total assets	$799	$1,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$915	$788
Accrued compensation and employee benefits	24	73
Accrued clinical trial expenses	27	509
Other accrued liabilities	195	279

Total current liabilities	1,161	1,649

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 15,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 and 70,000 shares authorized; 41,420 and 26,545 shares issued and outstanding	414	265
Additional paid-in capital	294,236	291,533
Accumulated deficit	(295,012)	(292,275)

Total stockholders’ deficit	(362)	(477)

Total liabilities and stockholders’ deficit	$799	$1,172

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except per share data)

	2018	2017
Operating expenses:
Research and development	$815	$10,471
General and administrative	2,187	3,371

Total operating expenses	3,002	13,842

Loss from operations	(3,002)	(13,842)

Gain on change in fair value of warrants	250	—
Interest income	16	35
Other income (expense)	(1)	(5)

Net loss and comprehensive loss	$(2,737)	$(13,812)

Basic and diluted net loss per share attributable to common stock	$(0.07)	$(0.52)

Weighted-average number of common shares outstanding	37,251	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance December 31, 2016	26,545	$265	$290,698	$(278,463)	$12,500

Net loss and comprehensive loss	—	—	—	(13,812)	(13,812)
Stock based compensation expense	—	—	835	—	835

Balance December 31, 2017	26,545	$265	$291,533	$(292,275)	$(477)

Net loss and comprehensive loss	—	—	—	(2,737)	(2,737)
Stock based compensation expense	—	—	744	—	744
Change in fair value of warrants	—	—	(250)	—	(250)
Issuance of common stock in a private placement, net of issuance costs of $617	14,875	149	2,209	—	2,358

Balance December 31, 2018	41,420	$414	$294,236	$(295,012)	$(362)

See accompanying notes.

Mateon Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	2018	2017
Operating activities:
Net loss	$(2,737)	$(13,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrants	(250)	—
Depreciation	2	9
Stock-based compensation	744	835
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	2,001
Accounts payable and accrued expenses	(599)	35

Net cash used in operating activities	(2,844)	(10,932)

Investing activities
Sale of short-term investments	—	8,512

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	2,358	—

Decrease in cash and cash equivalents	(486)	(2,420)

Cash and cash equivalents at beginning of year	1,115	3,535

Cash and cash equivalents at end of year	$629	$1,115

See accompanying notes.

MATEON THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2018

1.	Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical developing drugs for the treatment of orphan oncology indications. The Company has two investigational drugs in development, CA4P and OXi4503. CA4P is being developed for immuno-oncology applications, and the Company is planning for a clinical trial in patients with advanced metastatic melanoma who have progressed on currently approved treatments. OXi4503 has most recently been studied in relapsed/refractory acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). The Company was incorporated under the name OXiGENE, Inc. in 1988 in New York, reincorporated in 1992 in Delaware, and in 2016 changed its name to Mateon Therapeutics, Inc.

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

Concentration of Credit Risk

The Company has no significant off balance sheet concentrations of credit risk. The only significant financial instrument that potentially subjects the Company to concentrations of credit risk is cash, which is held with one financial institution.

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

Research and Development Expenses

The Company charges all research and development costs, both internal and external, to expense when incurred. The Company’s research and development expenses consist primarily of clinical trial expenses, personnel costs, including salaries, benefits and stock-based compensation, costs associated with manufacturing the Company’s drug product for clinical use, storage and testing of the drug product under specified conditions, and required regulatory filings, licenses and fees, and overhead allocations consisting of various support and facility-related costs.

Clinical trial expenses represent a significant component of the Company’s research and development expenses. A large portion of the costs for the Company’s clinical trials may be paid to or through CROs. The Company monitors levels of services provided under each significant contract including the extent of patient enrollment and other activities through communications with its CROs and with investigator sites. Costs are accrued for clinical studies performed by CROs over the service periods specified in the contracts and estimates are adjusted, if required, based upon ongoing review of the level of effort and costs actually incurred by the CROs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842),” which requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. This ASU is effective for the Company’s interim and annual reporting periods beginning January 1, 2019 and early adoption is permitted. The Company is currently in the process of completing its evaluation of the impact that the adoption of this ASU will have on its financial statements, however, upon adoption, the Company expects to record an additional asset on its balance sheet for the right-of-use for the Company’s office space, with an approximately equal offsetting liability for the present value of the remaining amounts due under the lease. As of December 31, 2018, the Company had just one lease, for its principal executive office, which expires on June 30, 2019.

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

Going Concern Evaluation

The Company has experienced net losses every year since inception and, as of December 31, 2018, had an accumulated deficit of approximately $295 million. The Company has no source of revenue and does not expect to receive any product revenue in the near future. The Company expects to incur significant additional operating losses over the next several years, principally as a result of the Company’s plans to continue clinical trials for its investigational drugs. The principal source of the Company’s working capital to date has been the proceeds from the sale of equity. As of December 31, 2018, the Company had only $0.6 million in cash and its current liabilities were $1.2 million. Based on the Company’s planned operations, the Company’s management expects its cash to only support its operations for a short period of time. Therefore, the Company will need to secure additional near-term funding or it could be forced to curtail or terminate operations. Because the Company does not currently have a guaranteed source of working capital that will sustain planned operations for the next twelve months, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its planned operations for any length of time. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and operations. Any additional equity financing, if available to the Company, may not be available on favorable terms and would most likely be dilutive to its current stockholders. Any debt financing, if available, may involve restrictive covenants. If the Company accesses funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that it would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

3.	Cash

As of December 31, 2018 and 2017, the company’s cash balances did not include any cash equivalents, and the Company did not hold any short-term investments.

4.	Fair Value Measurements

As of December 31, 2018 and 2017, there were no financial assets other than cash that were measured at fair value on a recurring basis. Fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability.

5.	Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Equipment	$226	$226
Furniture and fixtures	36	36
Leasehold improvements	6	6

Total assets	268	268
Less accumulated depreciation	(268)	(266)

Total property and equipment, net	$—	$2

6.	Stockholders’ Equity

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

The warrants issued in the April 2018 private placement consist of 7,437,500 Series A warrants (the “Series A Warrants”) and 7,437,500 Series B warrants (the “Series B Warrants”). The exercise price of all warrants is payable in cash and there are no cashless exercise provisions.

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

Warrants

The following is a summary of the Company’s outstanding common stock warrants:

	Exercise Price	December 31,
		2018	2017
Expiration Date		(in thousands)
04/16/18	$3.40	—	1,460
09/23/18	$2.80	—	147
02/11/19	$2.56	293	293
02/18/19	$2.75	1,872	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920
04/12/20	$0.40	7,437	—
06/20/20	$0.40	7,437	—
04/30/23	$0.20	1,488	—

Total Warrants Outstanding		24,381	9,626

No warrants were exercised during the years ended December 31, 2018 and 2017.

Except for the Series B Warrants described above, all warrants outstanding at December 31, 2018 were recorded as equity at the time of issuance.

Options and restricted stock

As of December 31, 2018, options to purchase common stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

The following is a summary of the Company’s stock option activity under its 2017, 2015 and 2005 Plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2016	549	4,177	$1.47	8.1

Options granted	(2,484)	2,484	$0.42
Options forfeited	1,781	(1,781)	$1.16
Options authorized	2,000	—

Balance at December 31, 2017	1,846	4,880	$1.05	7.6

Options granted	(3,033)	3,033	$0.22
Options forfeited	1,128	(1,128)	$0.65
Options authorized	2,524	—

Balance at December 31, 2018	2,465	6,785	$0.75	7.1	$—

Vested and exercisable at December 31, 2018		3,740	$0.79	6.9	$—

Vested and expected to vest at December 31, 2018		6,303	$0.60	7.1	$—

Unvested at December 31, 2018		3,045	$0.70

As of December 31, 2018, there was approximately $0.5 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 1 year.

The weighted average fair value of stock options issued in 2018 and 2017 was $0.16 and $0.34, respectively.

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

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for all periods presented. Accordingly, common stock equivalents of approximately 6,785,000 stock options and 24,381,000 warrants at December 31, 2018 and 4,880,000 stock options and 9,626,000 warrants at December 31, 2017, were excluded from the calculation of weighted average shares for diluted net loss per share.

8.	Income Taxes

The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$56,124	$55,265
Stock based compensation	368	297
Research and development credits	3,273	3,229
Fixed assets	3,096	3,477
Accruals	32	35

Total Deferred tax assets	62,893	62,303

Valuation allowance	(62,893)	(62,303)

Net deferred tax asset	$—	$—

After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 31, 2018 and 2017 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $590,000 in 2018 and decreased by $29,213,000 in 2017. Since all of the Company’s deferred tax assets have been reserved for in a valuation allowance, the Company has not recorded a provision for or benefit from income taxes in the accompanying financial statements.

At December 31, 2018, the Company had federal net operating loss carry-forwards of approximately $247 million generated before January 1, 2018 which will expire in various amounts from 2020 through 2037. At December 31, 2018, the Company also had federal net operating loss carry-forwards of approximately $4 million which have no expiration date, but are subject to an 80% of taxable income use limitation. At December 31, 2018, the Company had California state net operating loss carry-forwards of approximately $49 million which will expire in various amounts from 2028 through 2038. At December 31, 2018, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.3 million which have no expiration date.

The utilization of the Company’s net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2018	2017
Federal Statutory Rate	21.0%	34.0%
State Tax	(0.7)	0.2
Change in Valuation Allowance	(21.5)	216.8
Stock-Based Compensation	(1.4)	(0.5)
Research Credits	0.8	0.3
Other	1.8	(0.1)
Tax Reform - Tax Rate Change	—	(250.7)

Provision for income taxes	0.0%	0.0%

At December 31, 2018, the Company had $1,159,000 of unrecognized tax benefits related to research and development credits. The change in unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of December 31, 2016	$1,072
Increase in current year unrecognized tax benefits	75

Unrecognized tax benefits as of December 31, 2017	1,147

Decrease in prior year unrecognized tax benefits	(3)
Increase in current year unrecognized tax benefits	15

Unrecognized tax benefits as of December 31, 2018	$1,159

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. As of December 31, 2018, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

There are currently no federal or state audits in progress. Tax years still subject to examination for Federal and the State authorities include all prior years due to the existence of net operating loss carry-forwards.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018, the Company does not have any accrued interest or penalties related to uncertain tax positions.

9.	Commitments and Contingencies

The Company has a lease for its corporate headquarters which expires on June 30, 2019. The lease is for a total of 5,275 square feet of office space located in South San Francisco, California. Rental expense for each of the years ended December 31, 2018 and 2017 was $208,000. The future minimum lease payments required under the lease are as follows:

Amount (in thousands)
2019	112

Total lease obligations	$112

10.	Retirement Savings Plan

The Company sponsors a savings plan available to all employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 99% of their pre-tax salary to the plan, subject to statutory limitations. The Company is able to match participant contributions, although to date the Company has not provided any matching payments to participants.