Form 10-Q
period 2019-03-31
MATEON THERAPEUTICS INC
filed 2019-05-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered

As of May 15, 2019, there were 82,100,664 shares of the Registrant’s Common Stock issued and outstanding.

Mateon Therapeutics, Inc.

Cautionary Factors that May Affect Future Results

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report, other than statements of historical facts, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

Statements in this report concerning our business plans, forecasts or strategies; estimates of our operating expenses and future financial performance; the efficacy or safety of our product candidates; the timing and outcomes of future clinical trials; the benefits or synergies anticipated from our merger with Oncotelic, Inc.; expected outcomes from product combinations or collaborations; anticipated market size and customer adoption of any products that we develop; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the effectiveness of intellectual property protection for our products and our ability to operate our business without infringing upon the intellectual property rights of others; and the manner, timing or success of any future capital raising efforts; are all forward-looking statements.

Forward-looking statements reflect management’s current views about future events and are based on currently available financial, economic and competitive data and on current business plans. Forward-looking statements, by their nature, involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have endeavored to discuss certain of those risks and other factors in this report, as well as in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 10, 2019, and other reports that we file with the SEC.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Mateon Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash	$200	$629
Prepaid expenses and deposits	140	170

Total current assets	340	799
Right of use operating assets	51	—

Total assets	$391	$799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$901	$915
Accrued consulting and professional service expenses	99	126
Facility lease obligations	55	—
Accrued compensation and employee benefits	49	24
Accrued clinical trial expenses	27	27
Other accrued liabilities	43	69

Total current liabilities	1,174	1,161

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 15,000 shares authorized;
No shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized;
41,420 shares issued and outstanding	414	414
Additional paid-in capital	294,448	294,236
Accumulated deficit	(295,645)	(295,012)

Total stockholders’ deficit	(783)	(362)

Total liabilities and stockholders’ deficit	$391	$799

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$135	$225
General and administrative	499	570

Total operating expenses	634	795

Loss from operations	(634)	(795)
Interest income	1	1

Net loss and comprehensive loss	$(633)	$(794)

Basic and diluted net loss per share attributable to common stock	$(0.02)	$(0.03)

Weighted-average number of common shares outstanding	41,420	26,545

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	26,545	$265	$291,533	$(292,275)	$(477)
Net loss and comprehensive loss	—	—	—	(794)	(794)
Stock based compensation expense	—	—	184	—	184

Balance March 31, 2018	26,545	$265	$291,717	$(293,069)	$(1,087)

Balance December 31, 2018	41,420	$414	$294,236	$(295,012)	$(362)
Net loss and comprehensive loss	—	—	—	(633)	(633)
Stock based compensation expense	—	—	212	—	212

Balance March 31, 2019	41,420	$414	$294,448	$(295,645)	$(783)

See accompanying notes.

Mateon Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(633)	$(794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2
Stock-based compensation	212	184
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and right of use operating assets	80	(149)
Accounts payable and accrued liabilities	(88)	(125)

Net cash used in operating activities	(429)	(882)
Investing activities	—	—
Financing activities	—	—

Decrease in cash and cash equivalents	(429)	(882)
Cash and cash equivalents at beginning of period	629	1,115

Cash and cash equivalents at end of period	$200	$233

Supplemental disclosue of non-cash activities
Initial recognition of right of use operating assets	$101	$—

Initial recognition of facility lease obligations	$109	$—

See accompanying notes.

Mateon Therapeutics, Inc.

Notes to Condensed Financial Statements

March 31, 2019

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Mateon Therapeutics, Inc. (“Mateon” or the “Company”) is a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2019 and 2018 have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the Company for the year ended December 31, 2018.

Liquidity and Going Concern

The Company has experienced net losses every year since inception and as of March 31, 2019 had an accumulated deficit of over $295 million. As of March 31, 2019, the Company had $0.2 million in cash and current liabilities of $1.2 million. The Company does not expect to generate revenue from product sales in the near future and expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern, since the Company’s capital resources are not sufficient to sustain operations for the next twelve months. The condensed financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital to date has been the sale of equity securities. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates OT-101, OXi4503 and/or CA4P. In April 2019, after the period covered by this report, the Company raised $540,000 through the sale of convertible debentures. The terms of the convertible debentures contemplate the availability to the Company of an additional $540,000 after May 23, 2019. See Note 5 “Subsequent Events”. The Company anticipates raising substantial additional capital through the sale of equity securities, but no other financing arrangements are in place at this time.

If the Company is unable to access additional funds when needed, it may not be able to continue the development of its investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and operations. Any additional equity financing, if available, would be dilutive to the current stockholders and may not be available on favorable terms. Additional debt financing, if available, may involve restrictive covenants and could also be dilutive. The Company’s ability to access capital is not assured and, if access is not achieved on a timely basis, would materially harm the Company’s financial condition, the value of its common stock and its business prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are stated at fair value.

Leases

At the inception of an arrangement of over 12 months duration, the Company determines whether it contains a lease based on the arrangement’s facts and circumstances. When the arrangement contains a lease of over 12 months duration, right-of-use assets and corresponding operating lease liabilities are recorded based on the present value of lease payments over the expected term. The Company uses its estimated incremental borrowing rate for collateralized assets as the basis for the discount rate used to determine the present value. Lease expense is recognized over the expected term on a straight-line basis.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842),” which requires substantially all leases, including operating leases, to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability. ASU No. 2016-2 became effective for the Company’s interim and annual reporting periods beginning on January 1, 2019, which is the date the Company adopted the new standard. On the date of adoption, the Company had only one lease, which is for the Company’s principal executive office and the lease expires on June 30, 2019.

The Company elected to use the modified retrospective approach for the adoption of ASU 2016-2. The Company also elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the financial statements. The Company further elected practical expedients not to reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. Results for reporting periods beginning January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Upon adoption of the new lease standard on January 1, 2019, the Company capitalized right of use assets of $101,000 and recognized a total of $109,000 of lease liabilities on its balance sheet. On December 31, 2018, prior to the adoption of ASU 2016-2, the Company had recognized $8,000 of lease liabilities on its balance sheet, therefore the adoption of the new lease standard resulted in an increase to the Company’s liabilities of $101,000 on the date of adoption. The Company used a discount rate of 10%. As of January 1, 2019, minimum remaining lease payments aggregated $112,000, and as of March 31, 2019, minimum remaining lease payments aggregated $56,000.

3. Stockholders’ Equity

The following is a summary of the Company’s outstanding common stock warrants:

		March 31, 2019	December 31, 2018
Expiration Date	Exercise Price	(number of shares in thousands)
02/11/19	$2.56	—	293
02/18/19	$2.75	—	1,872
08/28/19	$2.90	2,700	2,700
03/20/20	$2.13	234	234
03/25/20	$1.71	2,920	2,920
04/12/20	$0.40	7,437	7,437
06/20/20	$0.40	7,437	7,437
04/30/23	$0.20	1,488	1,488

Total Warrants Outstanding		22,216	24,381

The following is a summary of the Company’s stock option activity under its equity incentive plans:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(years)	(in thousands)
Balance at December 31, 2018	2,465	6,785	$0.75	7.1
Options forfeited	11	(11)	$4.78

Balance at March 31, 2019	2,476	6,774	$0.74	6.9	$—

Vested and exercisable at March 31, 2019		4,335	$0.72	6.9	$—
Vested and expected to vest at March 31, 2019		6,461	$0.59	6.9	$—
Unvested at March 31, 2019		2,439	$0.78

As of March 31, 2019, there was approximately $366,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of approximately 1.0 years.

The fair value for stock options granted is estimated at the date of grant using a Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2019 or March 31, 2018.

4. Net Loss Per Share

Basic and diluted net loss per share was calculated by dividing the net loss per share attributed to the Company’s common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all dilutive, potentially issuable common equivalent shares as defined using the treasury stock method. All of the Company’s common stock equivalents are anti-dilutive due to the Company’s net loss position for the periods presented. Accordingly, common stock equivalents of approximately 6,774,000 stock options and 22,216,000 warrants at March 31, 2019 and 4,705,000 stock options and 9,626,000 warrants at March 31, 2018, were excluded from the calculation of weighted average shares for diluted net loss per share.

5. Subsequent Events

Merger with Oncotelic

On April 17, 2019, the Company entered into a merger agreement with Oncotelic, Inc. (“Oncotelic”, a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA), and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). Mateon and Oncotelic entered into the merger agreement in order to create a publicly-traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options.

On April 22, 2019, following the satisfaction of closing conditions contained in the merger agreement, the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the merger as a subsidiary of the Company. In connection with the merger, the Company issued approximately 41,000,000 shares of common stock and 193,713 shares of newly designated Series A Preferred Stock to the former stockholders of Oncotelic in exchange for all of the previously outstanding shares of Oncotelic common stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2,110,000 shares of common stock and approximately 10,000 shares of Series A Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights.

Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock and is eligible to vote on stockholder matters on an as-converted basis. The Series A Preferred Stock will convert into common stock upon the availability of a sufficient number of authorized shares of common stock. As a result of the merger, the former Oncotelic security holders immediately before the transaction own approximately 85% of the issued and outstanding common stock, including shares of common stock that are issuable upon conversion of the Series A Preferred Stock, and the stockholders of the Company immediately before the transaction own the remaining 15%.

The Company plans to report data regarding the financial statements of Oncotelic, including pro forma financial information, once Oncotelic’s financial statements are completed. Oncotelic is in the process of preparing its financial statements for all relevant reporting periods and obtaining audits for its fiscal years ended December 31, 2018 and 2017, and, accordingly, it is currently impractical to include such information.

Contingent Value Right for previous Mateon stockholders

Holders of Mateon common stock at the close of business on the date prior to the effectiveness of the merger were issued a Contingent Value Right (“CVR”), which provides them with the right to receive 75% of the net proceeds received from the full or partial sale, license, transfer or other disposition of the intellectual property rights and related assets of the Company’s product candidates OXi4503 and CA4P, in their current form and for their currently contemplated uses, that occurs under a definitive agreement executed prior to the fourth anniversary of the merger (after the initial $500,000 of such net proceeds, which will be retained by the Company). The Company’s stock transfer agent acts as the rights agent for the CVR holders. The CVRs are not transferrable, do not entitle their holders to any equity interest in the Company and do not have any voting or dividend rights.

Management Change

In accordance with the terms of the merger agreement, Vuong Trieu, Ph.D., Oncotelic’s Chairman and Chief Executive Officer, was appointed to the Company’s board of directors and was appointed Chief Executive Officer of the Company and Chairman of the board of directors. The Company’s previous CEO, William D. Schwieterman, M.D., resigned from his position as CEO, although he will remain a member of the Company’s board of directors. Also in accordance with the terms of the merger agreement, all of the other previous directors of the Company resigned effective on the closing date of the merger.

Bridge financing

On April 23, 2019, the Company completed an initial tranche aggregating $0.6 million of bridge financing. Under the bridge financing, the Company issued $600,000 of debentures to four investors (including $168,000 with Dr. Trieu, the incoming Chairman and Chief Executive Officer of the Company). The debentures were issued at a 10% discount for proceeds to the Company of $540,000. Under the terms of the bridge financing agreements, after May 23, 2019 the Company has the potential to draw down a second tranche of $600,000 of debentures for an aggregate purchase price of $540,000. The debentures are payable on sliding schedule of premiums over a six month period, and during this period the debentures are convertible into common stock at a fixed price of $0.10 per share. Thereafter, the debentures are convertible into common stock at a discount to the market price at the time of conversion.

Upon closing the bridge financing, the Company issued 700,000 shares of common stock to two of the unaffiliated bridge investors as a commitment fee in connection with the financing.

For additional information concerning the merger with Oncotelic, the CVRs, the management change and the bridge financings, see the Company’s Current Reports on Form 8-K filed with the SEC on April 18 and April 25, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The following discussion and analysis should also be read in conjunction with the unaudited financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview and Recent Developments

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves. For over the past year we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of Mateon’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

After a thorough consideration of potential strategic alternatives, we determined that the best course for our future would be to merge with another oncology drug development company. On April 22, 2019, after the period covered by this report, we merged a newly formed subsidiary entity with Oncotelic, Inc., a Delaware corporation (“Oncotelic”). Oncotelic is also a biopharmaceutical company developing drugs for the treatment of cancer, and has late clinical-stage product candidates in several important areas of unmet medical need. We believe that the merger of Oncotelic and Mateon creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a paucity of therapeutic options and lack of an effective immunotherapy protocol. In addition, we believe that there is a natural synergy between Mateon’s necrotic cell death product candidate, CA4P, and Oncotelic’s proprietary self-immunization protocol (SIP) platform, particularly its TGF-ß inhibitor OT-101.

Oncotelic’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, we plan to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. During phase 2 clinical trials in pancreatic cancer, melanoma, and colorectal cancers (Study P001) and in high-grade gliomas (Study G004), meaningful clinical benefits were observed and OT-101 exhibited a favorable safety profile. These clinical benefits included long-term survival and meaningful tumor reduction. Both partial and complete responses have been observed in the G004 Phase 2 clinical trial of OT-101 as a single agent in patients with aggressive brain tumors.

Oncotelic’s self-immunization protocol (SIP©) is based on novel and proprietary sequential treatment of cancers with OT-101 (an antisense against TGF-ß2) and chemotherapies. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. We believe that a rational combination of the Oncotelic SIP platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer.

In connection with the merger, on April 22, 2019 we issued approximately 41,000,000 shares of common stock and 193,713 shares of newly designated Series A Preferred Stock to the former stockholders of Oncotelic, in exchange for all of the previously outstanding shares of Oncotelic common stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2,110,000 shares of common stock and approximately 10,000 shares of Series A Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock and is eligible to vote on stockholder matters on an as converted basis. The Series A Preferred Stock will convert into common stock upon the availability of a sufficient number of authorized shares of common stock.

Following the merger, the former Oncotelic security holders immediately before the transaction own approximately 85% of the issued and outstanding common stock, including shares of common stock that are issuable upon conversion of the Series A Preferred Stock, and the stockholders of the Company immediately before the transaction own the remaining 15%.

Holders of Mateon common stock at the close of business on the date prior to the effectiveness of the merger transaction were issued a Contingent Value Right (“CVR”), which provides them with the right to receive 75% of the net proceeds received from the full or partial sale, license, transfer or other disposition of the intellectual property rights and related assets of the Company’s product candidates OXi4503 and CA4P, in their current form and for their currently contemplated uses, that occurs under a definitive agreement executed prior to the fourth anniversary of the merger (after the initial $500,000 of such net proceeds, which will be retained by the Company). The Company’s stock transfer agent acts as the rights agent for the CVR holders. The CVRs are not transferrable, do not entitle their holders to any equity interest in the Company and do not have any voting or dividend rights.

In accordance with the terms of the merger agreement, Vuong Trieu, Ph.D., Oncotelic’s Chairman and Chief Executive Officer, was appointed to the Company’s board of directors and was appointed as Chief Executive Officer of the Company and Chairman of the board of directors. The Company’s previous Chief Executive Officer, William D. Schwieterman, M.D., resigned from his position as Chief Executive Officer, although he will remain a member of the Company’s board of directors. Also in accordance with the terms of the merger agreement, all of the other previous directors of the Company resigned effective with the closing of the merger.

On April 23, 2019, we completed an initial tranche aggregating $0.6 million of bridge financing. Under the bridge financing, we issued $600,000 of debentures to four investors, including Dr. Trieu. The debentures were issued at a 10% discount for gross proceeds to the Company of $540,000. Under the terms of the bridge financing agreements, we have the potential to draw down a second tranche of $600,000 of debentures for an aggregate purchase price of $540,000 after May 23, 2019. The debentures are payable on sliding schedule of premiums over a six month period, and during this period the debentures are convertible into common stock at a fixed price of $0.10 per share. Thereafter, the debentures are convertible into common stock at a discount to the stock price at the time of conversion. Upon closing the bridge financing, we issued 700,000 shares of common stock to two of the unaffiliated bridge investors as a commitment fee in connection with the financing.

For additional information concerning the merger with Oncotelic, the CVRs, the management change and the bridge financings, see our Current Reports on Form 8-K filed with the SEC on April 18 and April 25, 2019.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

We recorded a net loss of $0.6 million for the three months ended March 31, 2019, compared to a net loss of $0.8 million for the three months ended March 31, 2018. The reduced net loss was due to both lower research and development expenses and lower general and administrative expenses for the three months ended March 31, 2019.

Research and Development expenses

Research and development expenses decreased by 40% for the three months ended March 31, 2019 compared to the same period in 2018, due to our lower level of clinical trial work in 2019 because of the limited funding available to us. The table below summarizes the most significant components of our research and development expenses for the periods indicated and provides the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2019	2018	Amount	%
Clinical studies	$5	$50	$(45)	-90%
Employee compensation and related	44	54	(10)	-19%
Stock-based compensation	44	69	(25)	-36%
Consulting and professional services	2	33	(31)	-94%
Drug manufacturing and storage	21	15	6	40%
Other	19	4	15	375%

Total research and development	$135	$225	$(90)	-40%

We conducted only a small amount of research and development during the first three months of 2019, and accordingly had a low level of research and development expenses.

Clinical study activity was limited to maintaining the active status of Study OX1222, which is evaluating our investigational drug OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes. No new patients were treated or screened for the study during the first three months of 2019, accounting for the minimal $5,000 recorded for clinical study expenses, which was a 90% decrease from the first three months of 2018.

Employee compensation declined by 19% for the three months ended March 31, 2019 compared to the same period in 2018 due to severance costs recorded in the 2018 period related to our reduction in workforce. This decline in compensation expenses was partially offset by an increase in expenses for on-going employee compensation because for the 2019 period we allocated a portion of expenses for one of our two employees to research and development, but we did not do so for 2018 due to the specific tasks being performed at the time.

Stock-based compensation decreased by 36% in the first quarter of 2019 compared to the same period in 2018 due to expenses recorded for the continued vesting of consultant options in 2018 as the consultants’ continued service, with no such continued service or option vesting occurring during the three months ended March 31, 2019.

Consulting and professional services declined to nearly nothing for the three months ended March 31, 2019 due to lack of new patients in Study OX1222 in the 2019 period, combined with our efforts to minimize expenses and no new planning activities for future clinical studies.

Drug manufacturing and storage expenses increased by $6,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to additional work we preformed to seek to extend the shelf-life of our investigational agent OXi4503.

Other expenses include facility related expenses which are generally allocated between research and development and general and administrative expenses based on employee headcount. For the three months ended March 31, 2019, we allocated a portion of these facility costs to research and development based on one-half of one employee in research and development, compared to no employees in research and development for the first quarter of 2018, accounting for the $15,000 increase.

As a result of our merger with Oncotelic, we expect to increase research and development activities, including the initiation of new clinical trials, and therefore believe that research and development expenses will increase for the remainder of 2019 compared to research and development expenses in 2018, subject to our continuing ability to secure sufficient funding to continue planned operations

General and administrative expenses

General and administrative expenses decreased by 13% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as we continued to minimize expenses based on our limited capital resources. The table below summarizes the most significant components of our general and administrative expenses for the periods indicated and the amount and percentage change in these components (in thousands):

	Three months ended March 31,		Change
	2019	2018	Amount	%
Employee compensation and related	$99	$205	$(106)	-52%
Stock-based compensation	168	116	52	45%
Consulting and professional services	137	132	5	4%
Rent, insurance and other	95	118	(23)	-19%

Total general and administrative	$499	$571	$(72)	-13%

Employee compensation and related expenses decreased by 52% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For both periods, the Company only had two employees, however, for the 2019 period the salary for one of the employees, Dr. Schwieterman, was partially allocated to research and development based on drug development tasks performed, as opposed to none allocated to research and development during the 2018 period when his primary function was fundraising. Allocating a part of the salary to research and development during the 2019 period reduced the portion recorded in general and administrative expenses. Also contributing to the decrease in employee compensation expenses for the 2019 period compared to the 2018 period was a severance payment made to an employee terminated at the beginning of 2018.

Conversely, employee stock-based compensation increased by 45% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to short-vesting options granted to our two employees in mid-2018. These options were granted with a one-year vesting period, to partially compensate for the company only paying 50% of the employees’ salaries. The shorter vesting period for these mid-2018 options increased stock compensation expense for the first three months of 2019 as compared to the first three months of 2018 when the options had not yet been granted.

Consulting and professional services expenses increased by 4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher legal expenses in the 2019 period which were largely offset by lower accounting and administrative consulting expenses.

Rent, insurance and other expenses are allocated between research and development and general and administrative expenses based on the employee headcount in each department. While these costs were relatively similar for the three months ended March 31, 2019 and 2018, for the three months ended March 31, 2019 a portion of the costs were allocated to research and development based on the tasks which the employees performed, as opposed to no allocation to research and development in the 2018 period.

As a result of our merger with Oncotelic, we expect general and administrative expenses to increase for the remainder of 2019 compared to the first three months of 2019 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes key balance sheet data related to our liquidity and capital resources (in thousands):

	March 31, 2019 (Unaudited)	December 31, 2018
Cash	$200	$629
Working capital	$(834)	$(362)
Stockholders’ deficit	$(783)	$(362)

The Company has experienced net losses every year since inception and as of March 31, 2019 had an accumulated deficit of over $295 million. As of March 31, 2019, the Company had $0.2 million in cash and current liabilities of $1.2 million. The Company does not expect to generate revenue from product sales in the near future, and expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital to date has been the sale of equity securities. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates OT-101, OXi4503 and/or CA4P. In April 2019, after the period covered by this report, the Company raised $540,000 through the sale of convertible debentures. Under the terms of the convertible debentures, we have the potential to raise an additional $540,000 after May 23, 2019. The Company anticipates raising substantial additional capital through the sale of equity securities, but no other financing arrangements are in place at this time.

If the Company is unable to access additional funds when needed, it may not be able to continue the development of these investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and operations. Any additional equity financing, if available, would be dilutive to the current stockholders and may not be available on favorable terms. Additional debt financing, if available, may involve restrictive covenants and could also be dilutive. The Company’s ability to access capital is not assured and, if access is not achieved on a timely basis, would materially harm the Company’s financial condition, the value of its common stock and its business prospects.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Annual Report on Form 10-K for the year ended December 31, 2018. Although we adopted a new accounting standard related to the treatment of operating leases at the beginning of 2019, we do not believe that the adoption of this standard involved any significant judgments or estimates important to readers of our financial statements, primarily because we only had one operating lease which was subject to the new accounting standard at the beginning of 2019, and the lease only had six months remaining life at the time of the standard’s adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to our market risks from our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2019, to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2019, in connection with a merger agreement with Oncotelic, we issued 41,000,033 shares of common stock and 193,713 shares of Series A Convertible Preferred Stock to the former stockholders of Oncotelic. Included in the shares issued to the former stockholders of Oncotelic are 2,113,799 shares of common stock and 9,987 shares of Series A Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights. The securities issued in the merger were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

On April 23, 2019, in connection with a bridge financing agreement, we issued an aggregate of $400,000 in principal amount of debentures to Peak One Opportunity Fund, L.P. and TFK Investments, LLC and an aggregate of $200,000 in principal amount of debentures to Dr. Trieu, Ph.D. and another investor. In connection with the bridge financing, we also issued 350,000 shares of common stock to Peak One Investments, LLC, and 350,000 shares of common stock to TFK Investments, LLC, as commitment fees. The securities issued in the first tranche of the Bridge Financing and for the commitment fees were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.*	8-K	4/18/2019	2.1

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

4.1	Form of Debenture, issued by the Company to PeakOne Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/18/2019	4.1

4.2	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

10.1	Separation and Release Agreement, dated April 17, 2019, by and between the Company and William D. Schwieterman, M.D.±	8-K	4/18/2019	10.1

10.2	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and PeakOne Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/18/2019	10.2

10.3	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.4	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC.	8-K	4/25/2019	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

	The following materials from Mateon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Deficit for the three months ended March 31, 2019 and 2018, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Financial Statements				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mateon Therapeutics, Inc. (Registrant)

Date: May 15, 2019	By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Matthew M. Loar
Matthew M. Loar
Chief Financial Officer (Principal Financial Officer)