Form 10-Q
period 2019-06-30
MATEON THERAPEUTICS INC
filed 2019-08-19
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-21990

MATEON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29397 Agoura Road Suite 107 Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

(650) 635-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

As of August 19, 2019, there were 82,450,664 shares of the registrant’s common stock outstanding.

MATEON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$84,272	$2,498
Prepaid expenses	104,966	-

Total current assets	189,238	2,498

Long-term investment	1,769,300	1,769,300
Intangibles, net of amortization of $59,926 and $34,189	950,254	975,991
Goodwill	4,751,055	-
Total assets	$7,659,847	$2,747,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,414,711	$-
Accounts payable to related party	400,713	283,030
Convertible debt, net of costs of $572,075 and $0	227,925	-

Total current liabilities	2,043,349	283,030

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 193,713 and 0 shares issued and outstanding	1,937	-
Common stock, $.01 par value; 150,000,000 shares authorized; 83,469,967 and 6,843,802 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	834,700	68,438
Additional paid-in capital	12,434,430	7,886,598
Accumulated deficit	(7,654,569)	(5,490,277)

Total stockholders’ equity	5,616,498	2,464,759

Total liabilities and stockholders’ equity	$7,659,847	$2,747,789

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018

Operating expenses:
Research and development	$363,774	$100,045	$765,261	$231,386
General and administrative	797,231	53,263	1,371,807	112,716

Total operating expenses	1,161,005	153,308	2,137,068	344,102

Loss from operations	(1,161,005)	(153,308)	(2,137,068)	(344,102)

Interest income	123	-	123	-
Interest expense	(28,228)	-	(28,228)	-

Net Loss	$(1,189,110)	$(153,308)	$(2,165,173)	$(344,102)

Basic and diluted net loss per share attributable to common stock	$(0.02)	$(0.03)	$(0.06)	$(0.06)
Basic and diluted weighted average common stock outstanding	65,384,431	6,051,953	36,114,117	6,022,794

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759

Common shares issued for cash			20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Stock-based compensation	-	-	-	-	268,259	-	268,259
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Net loss	-	-	-	-	-	(976,063)	(976,063)
Balance at March 31, 2019	-	-	7,037,168	70,372	8,892,149	(6,466,340)	2,496,181

Recapitalization under reverse merger	193,713	1,937	75,232,799	752,328	2,972,606	881	3,727,752
Stock-based compensation	-	-	-	-	72,415	-	72,415
Beneficial Conversion Feature on convertible debt and restricted common shares	-	-	1,050,000	10,500	498,640	-	509,140
Common shares issued in conversion of warramts	-	-	150,000	1,500	(1,380)	-	120
Net loss	-	-	-	-	-	(1,189,110)	(1,189,110)
Balance as of June 30, 2019	193,713	$1,937	$83,469,967	$834,700	$12,434,430	$(7,654,569)	$5,616,498

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	-	$-	5,948,710	$59,487	$4,233,576	$(4,776,658)	$(483,595)
Common shares issued for cash	-	-	50,000	500	199,500	-	200,000
Common shares issued in lieu of cash for services	-	-	40,290	403	160,759	-	161,162

Net loss	-	-	-	-	-	(190,794)	(190,794)
Balance at March 31, 2018	-	-	6,039,000	60,390	4,593,835	(4,967,452)	(313,227)

Common shares issued in lieu of cash for services	-	-	33,632	336	134,191	-	134,527

Net loss	-	-	-	-	-	(153,308)	(153,308)
Balance as of June 30, 2018	-	$-	6,072,632	60,726	4,728,026	(5,120,760)	(332,008)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2019		June 30, 2018
Cash flows from operating activities:
Net loss		$(2,165,173)		$(344,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred finance costs		28,065		-
Amortization of intangible assets		25,737		8,561
Stock-based compensation		340,674		-
Issuance of common stock in lieu of cash for services		418,136		295,689
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(14,967)		26,344
Accounts payable and accrued expenses		118,566		-
Accounts payable to related party		355,733		(187,382)

Net cash used in operating activities		(893,229)		(200,890)

Cash flows from investing activities:
Cash acquired in merger		182,883		-

Net cash provided by investing activities		182,883		-

Cash flows from financing activities:
Proceeds from sales of common stock		83,120		200,000
Net proceeds from convertible debt		709,000		-

Net cash provided by financing activities		792,120		200,000

Net increase (decrease) in cash		81,774		(890)

Cash - beginning of period		2,498		3,478

Cash - end of period		$84,272		$2,588

Supplemental cash flow information:
Cash paid for:		-		-
Interest paid		$-		$-
Income taxes paid	$		$

Non cash investing and financing activities:
Recapitalization under reverse merger		$3,727,752		$-
Issuance of common stock for settlement of accounts payable to related party		$238,090		$-
Beneficial Conversion Feature on convertible debt and restricted common shares		$509,140		$-
Capitalization of prepaid expenses related to product acquisition		$-		$190,989

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) (the “Parent”, “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992 and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both the parent and its wholly-owned subsidiary Oncotelic, Inc. (“Oncotelic”), a Delaware corporation (collectively, the “Company”). Mateon is currently evaluating the further developing its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

On April 17, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oncotelic, a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and the Company’s wholly-owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub would be merged with and into Oncotelic (the “Merger”), with Oncotelic surviving the Merger as a wholly-owned subsidiary of the Company.

On April 22, 2019, the Company completed the Merger and Oncotelic became a wholly-owned subsidiary of Mateon. Upon the completion of the Merger each share of Oncotelic common stock outstanding immediately prior to the Merger (excluding any shares of Oncotelic held by stockholders exercising dissenters’ appraisal rights) was converted solely into the right to receive (i) 3.97335267 shares of Mateon common stock, par value $0.01 per share (the “Common Stock”), and (ii) 0.01877292 shares of Mateon’s newly designated Series A Convertible Preferred Stock (the “Preferred Stock”). Following the closing of the Merger, the former Oncotelic security holders own approximately 85% of Mateon’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Preferred Stock), and Mateon’s stockholders prior to the Merger own approximately 15% of Mateon’s issued and outstanding Common Stock (including any shares of Common Stock Issuable upon conversion of the Preferred Stock).

The merger was treated as a “reverse merger” for accounting purposes. In accordance with the reporting requirements and commencing with this Quarterly Report, the Company will be reporting historical financial data of Oncotelic, for historic periods ending prior to the Merger. Accordingly, the following management discussion and analysis should be read together with the audited financial statements and notes included in our Current Report on Form 8-K/A filed with the SEC on July 8, 2019.

The Company is a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (SIP®) candidates for difficult to treat cancers. The Company’s proprietary SIP® candidates offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as an RNA therapeutic for diseases which are caused by TGF-beta overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (DMD) and others. Oncotelic’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, we plan to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Mateon and its wholly-owned subsidiary, Oncotelic. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2018 as disclosed in our Form 8-KA filed on July 8, 2019. The results of the three and six months June 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2019.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs, capital expenditures and operational expenditure of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $7.7 million since inception. Additionally, the Company had negative working capital of $1,854,111 at June 30, 2019, of which approximately $1.1 million is attributable to assumed working capital of Mateon, and $280,532 at December 31, 2018, respectively, and has negative cash flows from operations during the six months ended June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long term plans include continued development of its current pipeline of products to generate sufficient revenues, through product or technology transfer, to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline it plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

On April 17, 2019, the Company entered into a Securities Purchase Agreement with two institutional investors for a commitment to purchase convertible debentures in the aggregate principal amount of up to $400,000.

On April 23, 2019, the Company issued a convertible note in the principal amount of $200,000, including an original issue discount (“OID”) of $20,000 and deferred financing costs of $5,000, receiving net proceeds of $175,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

On April 23, 2019, the Company issued a convertible debenture totaling $200,000, including OID of $20,000 and deferred financing costs of $5,000, receiving net proceeds of $175,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

On April 17, 2019, the Company entered into a Securities Purchase Agreement with our CEO and an investor (the “Bridge Investor”) for a commitment to purchase convertible debentures in the aggregate amount of up to $400,000.

On April 23, 2019, the Company issued a convertible debenture totaling $35,556 to the Bridge Investor, including OID of $3,556, receiving net proceeds of $32,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

On April 23, 2019, the Company issued a convertible note totaling $164,444, including OID of $16,444, to our Chief Executive Officer, receiving net proceeds of $148,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

On June 12, 2019, the Company received the second traunche under the first Securities Purchase Agreement above. The second traunche totaled $200,000, including $20,000 OID and $1,000 of deferred financing costs, receiving net proceeds of $179,000, which is planned to be used by the Company for working capital and general corporate purposes. (Note 6)

On July 22, 2019, the Company entered into a convertible note purchase agreement with a third-party for $200,000. The convertible note bears an interest rate of 8% per annum due on 15th of each month and is payable, at the option of the holder, either in cash or in shares of the Company’s common stock. The convertible note has a maturity date of January 1, 2020.

On August 6, 2019, the Company closed the second traunche of financing with our Bridge Investor, issuing an additional $200,000 face amount convertible debenture, including OID of $20,000 and $5,000 deferred financing costs, receiving net proceeds of $175,000. Following the drawdown of the second traunche from the Bridge Investor, up to $400,000 in face value of Debentures remains available under the Securities Purchase Agreement.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern, management cannot guarantee any potential debt or equity financing will be available on favorable terms. As such, management does not believe they have sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the valuation of goodwill and intangible assets for impairment, deferred tax asset and valuation allowance, and fair value of financial instruments.

Cash

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Investment in Equity Securities

Prior to the Merger Oncotelic received Series E Preferred Shares of Adhera Therapeutics, Inc. in consideration for the issuance of Oncotelic’s common stock under various Securities Purchase Agreements (See Notes 8 and 9). The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”). The Company subsequently marks the investments to market at each reporting period and, in accordance with ASU 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Statement of Operations. There were no unrealized gains or losses on investments in equity securities for the three and six months ended June 30, 2019. There were no unrealized gains or losses on investments in equity securities for the year ended December 31, 2018.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Equity Securities
Adhera Therapeutics – Convertible Series E Preferred Shares	$1,769,300	$-	$-	$1,769,300	$1,769,300
	$1,769,300	$-	$-	$1,769,300	$1,769,300

The Adhera Therapeutics, Inc. (Adhera) Convertible Series E Preferred shares contain “full-ratchet” anti-dilution provisions. If Adhera issues any new common shares or derivative securities convertible into shares of common stock at a price that is lower than the conversion price for the Convertible Series E Preferred Stock (other than certain limited exempt issuances) then the conversion price for the Convertible Series E Preferred Stock will automatically adjust to the lower conversion price, as defined in the agreement with Adhera. The Adhera Convertible Series E Preferred shares are not publicly traded and there are no freely observable inputs from objective sources. Any short term changes in value of Adhera common stock are not indicative of a change in value of Adhera Convertible Series E Preferred shares given the different rights and preferences of such shares.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of common stock equivalents (stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted loss since such inclusion would be anti-dilutive:

	Six months ended
	June 30, 2019	June 30, 2018

Convertible notes	8,000,000	-
Stock options	6,477,922	7,319,000
Warrants	22,216,211	24,528,000
Potentially dilutive securities	36,694,133	31,847,000

	Three months ended
	June 30, 2019	June 30, 2018

Convertible notes	8,000,000	-
Stock options	6,477,922	545,000
Warrants	22,216,211	2,312,000
Potentially dilutive securities	36,694,133	2,857,000

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three- and six-months ending June 30, 2019 and 2018, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.

Goodwill

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least once annually (during the last quarter of the fiscal year), at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20 “Debt – Debt with Conversion and Other Options.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity” provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Research & Development Costs

In accordance with ASC 730-10-25 “Research and Development”, research and development costs are charged to expense when incurred.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have any impact on the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 is not expected to have any impact on the Company’s financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective for the Company on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company did not have any revenues for the three and six months ended June 30, 2019 and 2018, and may not have revenues in the near future. The adoption of ASC 606 is not likely to have any impact on the Company’s financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements and related disclosures as the Company does not have any leases.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 - ACQUISITIONS

Merger Agreement with Oncotelic, Inc.

Effective April 22, 2019, the Company completed the Merger pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, Oncotelic, Inc. merged with and into Merger Sub. Oncotelic, Inc. was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of Mateon.

On the effectiveness of the Merger it is reflected that:

●	for all bookkeeping and accounting purposes, the closing of the Merger (the “Closing”) was to be deemed to have occurred at 10:00 am local time on April 22, 2019;

●	for the purposes of calculating the number of shares of Mateon’s common stock, $0.01 par value per share, to be issued in exchange for common equity units of Oncotelic, Inc. in connection with the Merger, the conversion ratio was to be 3.97335267 for Common Stock and 0.01877292 of newly designated Series A Convertible Preferred Stock;

●	41,419,934 shares of Mateon common stock were issued and outstanding as of the date of the Merger;

●	Oncotelic’s outstanding 10,318,746 shares of common stock, consisting of 7,866,335 outstanding shares of common stock, 3,102,411 converted options and 150,000 converted warrants, that were exchanged for an aggregatge of (a) 41,000,033 shares of the Company’s Common Stock and (b) 193,713 shares of the Company’s newly designated Series A Preferred Stock, par value $0.01 per share each of which are initially convertible into 1,000 shares of Common Stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2.1 million shares of common stock and approximately 10,000 shares of the Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights.

●	Holders of the Company’s Common Stock at the close of business on the date prior to the effectiveness of the Merger were issued a Contingent Value Right (“CVR”).

Each CVR provides its holder the right to receive 75% of the net proceeds received from the full or partial sale, license, transfer or other disposition of the intellectual property rights and related assets of Mateon’s product candidates OXi4503 and CA4P, in their form and for their contemplated uses at the time of Closing, that occurs under a definitive agreement executed prior to the fourth anniversary of the Merger (after the initial $500,000 of such net proceeds, which will be retained by the Company). The CVRs are not transferable, do not entitle the holder to any equity interest in the Company and do not have any voting or dividend rights.

Immediately following the Merger, Mateon had 82,419,967 shares of common stock issued and outstanding and 193,713 shares of preferred stock which converted at a 1:1,000 ratio resulting in an additional 193,712,995 shares of common stock. The pre-Merger stockholders of Mateon retained an aggregate of 41,419,934 shares of common stock of Mateon, representing approximately 15% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Mateon, with the former owners of Oncotelic effectively acquiring control of Mateon. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. As such, Oncotelic is considered the acquirer for financial accounting purposes, and the registrant’s historical financial statements of the Company before the Merger has been replaced with the historical financial statements of Oncotelic before the Merger in the financial statements and filings with the Securities and Exchange Commission.

The Company obtained a preliminary 3rd party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation, as well as the value the consideration exchanged in the Merger. It was determined that the market price of the Company’s common stock was not the most readily determinable measurement for calculating the fair value of the consideration, and instead the estimation of the consideration was based on an income approach to value the equity interest exchanged.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Cash	$182,883
Prepaid expenses	56,175
Right of use operating asset	33,825
Accounts payable and other current liabilities assumed	(1,296,186)
Net liability acquired	(1,023,303)
Goodwill (a.)	4,751,055
Total purchase price (b.)	$3,727,752

a. The primary items that generate goodwill include the value of the synergies between the acquired company and Oncotelic, Inc. and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles is not deductible for tax purposes. The Company has considered the valuation as a preliminary allocation of assets and liabilities and may adjust such estimates in the future, if deemed material.

b. The total purchase price of $3,727,752 represents the consideration transferred from Mateon in the Merger and was calculated based on the number of shares of Common Stock of the combined company that Mateon stockholders ownded as of the closing of the transaction and the fair value of assets and liabilities assumed by Oncotelic.

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

Mateon completed a Merger with Oncotelic, Inc. (Note 3), which gave rise to Goodwill of $4,751,055. The Goodwill will be tested on the annual impairment date chosen of December 31.

Arrangements with Adhera Therapeutics, Inc.

In July 2017, Oncotelic entered into a License Agreement (the “License Agreement”) with Adhera Therapeutics, Inc. (“Adhera”) pursuant to which, among other things, we were provided from Adhera a license to their SMARTICLES platform for the delivery of antisense DNA therapeutics, as well as a license to their conformationally restricted nucleotide (“CRN”) technology with respect to TGF-Beta. Under the terms of the License Agreement, Oncotelic agreed to purchase 49,019 shares of Adhera’s common stock for an aggregate purchase price of $0.25 million ($5.10 per share), with such purchase and sale to be made pursuant to a Stock Purchase Agreement to be entered into between us and Adhera within thirty (30) days following the date of the License Agreement. As of May 2018, we had not completed the purchase of the stock and were not able to reach a definitive agreement, and as part of the Omnibus Settlement Agreement, entered into on October 1, 2018, between Adhera, Vuong Trieu, Ph.D. and affiliated entities, the License Agreement was terminated effective May 15, 2018.

Assignment and Assumption Agreement with Autotelic, Inc.

In April 2018, we entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Autotelic Inc., an affiliate company, and Autotelic LLC, an affiliate company, pursuant to which the Company acquired the rights to all intellectual property (“IP”) related to a patented product. As consideration for the Assignment Agreement, the Company issued 204,798 shares of our common stock for a value of $819,191. The Assignment Agreement also provides that the Company shall be responsible for all costs related to the IP, including development and maintenance, going forward. All previous pass through charges related to this asset from Autotelic Inc. to Autotelic, LLC and then to the Company will be null and void. As a result, Oncotelic wrote-off approximately $458,000 in previously billed charges related to the Oncotelic IP for the year ended December 31, 2018 which was recorded in general and administrative expenses. Dr. Trieu, a related party, is a control person in Autotelic LLC and Autotelic Inc.

Intangible Asset Summary

The following table summarizes the balances as of June 30, 2019 and December 31, 2018, of the intangible assets acquired, their useful life, and annual amortization:

	June 30, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	19.02
Intangible asset – Capitalization of license cost	190,989	19.02
	1,010,180
Less Accumulated Amortization	(59,926)
Total	$950,254

	December 31, 2018	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	19.27
Intangible asset – Capitalization of license cost	190,989	19.27
	1,010,180
Less Accumulated Amortization	(34,189)
Total	$975,991

Amortization of identifiable intangible assets for the three and six months ended June 30, 2019 and 2018 was $12,896 and $25,737; and $8,561 and $8,561, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the six-month period ended June 30,

2020	$51,365
2021	51,365
2022	51,365
2023	51,365
2024	51,365
Thereafter	693,429
$950,254

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	June 30, 2019	December 31, 2018

Accounts payable	$1,183,893	$-
Accrued expenses	230,818	-
	$1,414,711	$-

	June 30, 2019	December 31, 2018

Accounts payable – related party	$400,713	$283,030

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of June 30, 2019, convertible debentures, net of debt discount, consist of the following amounts:

June 30, 2019

10% Convertible note payable, due April 23, 2022 for Peak One and TFK	194,456
10% Convertible note payable, due April 23, 2022 for Officer and private investor	31,168
10% Convertible note payable due June 12, 2022 for Peak One	2,301
$227,925

The above convertible notes gross $800,000 and included an initial debt discount totaling $600,140. Total amortization expense related to these debt discounts was $28,065 and $28,065 for the three and six months ended June 30, 2019, respectively. No similar expense was recorded in the same periods of 2018. The total unamortized debt discount for the six months ended June 30, 2019, was $572,075.

Bridge Financing

Peak One Financing

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (the “Buyer”, “Peak One”), for a commitment to purchase convertible notes in the aggregate amount of $400,000, pursuant to which, for an aggregate purchase price of $400,000, the Buyer purchased (a) Traunche #1 in the form of a Convertible Promissory Note in the principal amount of $200,000 (the “Convertible Note”) and (b) 350,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”). The Company used the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $200,000 and a stated maturity date of April 23, 2022. Upon issuance of the Convertible Note, a 10% OID of $20,000 and a $5,000 debt issunce cost that was applied to the principal amount of the Convertible Note. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Convertible Note may also be converted into shares (the “Traunche #1 Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed, to at all times, reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of the Traunche #1 Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $6,798 during each of the three and six months ended June 30, 2019. Total unamortized interest expense on this note was $102,772 as of June 30, 2019.

On June 12, 2019, the Company entered into an amendment of the Purchase Agreement (“Amendment #1”) in connection with the draw-down of the second traunche, and to provide for additional borrowing capacity under that agreement. Amendment #1 increased the borrowing amount up to $600,000, adding the ability to borrow an additional $200,000 in a third traunche.

On June 12, 2019, the Company drew Convertible Note Traunche #2 (“Traunche #2”) totaling $200,000, including a 10% OID of $20,000 and a $1,000 debt isusance cost, receiving net proceeds of $179,000 against the April 17, 2019, Purchase Agreement with Peak One, with a maturity date of June 12, 2022. Amounts due under Traunche #2 are convertible at the same terms as Traunche #1 above.

The issuance of Traunche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $3,301 during each of the three and six months ended June 30, 2019. Total unamortized interest expense on this note was $197,699 as of June 30, 2019.

TFK Financing

On April 23, 2019, the Company, entered into a Convertible Note (the “TFK Note”) with TFK Investments, LLC (“TFK”). The TFK Note has a principal balance of $200,00, including a 10% OID of $20,000 and $5,000 in debt issuance costs, receiving net proceeds of $175,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under the Convertible Note may also be converted into shares (the“TFK Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of the TFK Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $53,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $6,798 during each of the three and six months ended June 30, 2019. Total unamortized interest expense on this note was approximately $102,772 as of June 30, 2019.

Notes with Officer and private investor

On April 23, 2019, the Company entered into a convertible note with our Chief Executive Officer, Vuong Trieu, M.D. (the “Trieu Note”). The Trieu Note has a principal balance of $164,444, including a 10% OID of $16,444, resulting in net proceeds of $148,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under the Convertible Note may also be converted into shares (the“Trieu Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount totaled $9,182 during each of the three and six months ended June 30, 2019. Total unamortized interest expense on this note was $138,817 as of June 30, 2019.

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000.

On April 23, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Traunche #1 (“Traunche #1”) with the Bridge Investor. Traunche #1 has a principal balance of $35,556, an OID of $3,556, resulting in net proceeds of $32,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under Traunche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $1,985 during each of the three and six months ended June 30, 2019. Total unamortized interest expense on this note was $30,015 as of June 30, 2019.

NOTE 7 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly-owned by the Company’s CEO Vuong Trieu, Ph.D. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $355,827 and $695,121 for the three and six months ended June 30, 2019 as compared to $130,773 and $301,707 for the three and six months ended June 30, 2019 and 2018, respectively.

In January 2019, Oncotelic issued a total of $80,772 shares of common stock with a fair value otf $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Stock Purchase Agreements

On December 26, 2018, Oncotelic entered into a Stock Purchase Agreement with the Company’s CEO, Vuong Trieu, Ph.D. (the “Vuong SPA”). In connection with the Vuong SPA Oncotelic issued 189,238 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 151.39 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $756,950.

On December 26, 2018, Oncotelic entered into a Stock Purchase Agreement with Autotelic Inc. (the “Autotelic SPA”). In connection with the Autotelic SPA Oncotelic issued 226,988 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 181.59 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $907,950.

License Fee with Autotelic

In December 2015, the Company paid Autotelic Inc. $395,150 for the right to license the use of Trabedersen (OT-101) for 5 years. On April 13, 2018, the Company purchased the license for OT-101 from Autotelic Inc. for $819,191, which was recorded as an intangible asset, and as a result, expensed the remaining prepaid expense of $191,191. In addition, the Company recorded a charge of approximately $10,000 and $21,000 and $7,000 and $7,000 for the three and six months ended June 30, 2019 and 2018, respectively, as amortization of the intangibles acquired. As such, the Company had approximately $770,000 and $791,000 of unamortized intangibles as of June 30, 2019 and December 31, 2018, respectively. On December 31, 2018, we issued Autotelic Inc. 204,798 shares of the Company’s common stock as consideration for the license.

Note Payable – Related Party

On April 23, 2019, the Company issued a convertible note to our Chief Executive Officer totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which will be used by the Company for working capital and general corporate purposes. (Note 6)

NOTE 8 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Prior to the Merger

Issuance of Common Stock

On December 26, 2018, Oncotelic issued 26,100 shares of common stock to a third-party investor in connection with a Share Purchase Agreement for 20.88 shares of Preferred Series E Stock of Adhera Therapeutics, Inc. with a value of $104,400.

On December 26, 2018, Oncotelic entered into a Stock Purchase Agreement with the Company’s CEO, Vuong Trieu, Ph.D. (the “Vuong SPA”). In connection with the Vuong SPA Oncotelic issued 189,238 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 151.39 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $756,950.

On December 26, 2018, Oncotelic entered into a Stock Purchase Agreement with Autotelic Inc. (the “Autotelic SPA”). In connection with the Autotelic SPA Oncotelic issued 226,988 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 181.59 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $907,950.

On January 11, 2019, Oncotelic issued 11,250 shares of common stock with a fair value of $4.00 per share to an employee in lieu of cash for compensation.

In January 2019, Oncotelic issued a total of 80,772 shares of common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable and services received during the three months ended March 31, 2019.

On January 29, 2019, Oncotelic issued a total of 20,750 shares of common stock with a fair value of $4.00 per share to two separates investors for $83,000 in cash.

On March 31, 2019, Oncotelic issued 80,594 shares of common stock with a fair value of $4.00 per share to various employees in lieu of cash for accrued compensation.

In April 2019, the Company issued a total of 150,000 shares of common stock to two investors as a result of the conversion of warrants for $120 in cash.

Equity Transactions During the Period Since the Merger

Issuance of Preferred Stock

On April 22, 2019, pursuant to the Merger the Company issued 193,713 shares of Series A Convertible Preferred Stock in exchange for 77,154 shares of Oncotelic Common Stock. (Note 3)

Issuance of Common Stock

On April 22, 2019, pursuant to the Merger the Company issued 41,000,033 shares of Common Stock in exchange for 10,318,746 shares of Oncotelic Common Stock. (Note 3)

On April 23, 2019, the Company issued 700,000 restricted shares of Common Stock with a fair value of $0.11 per share to two noteholders in connection with convertible notes payable. (Note 6)

On June 12, 2019, the Company issued 350,000 restricted shares of Common Stock with a fair value of $0.18 per share in connection with a convertible note payable. (Note 6)

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

Options

Pursuant to the Merger, Mateon’s common stock and corresponding outstanding options survived. The below information details represents Mateon’s associated option activity pre and post merger.

As of June 30, 2019, options to purchase common stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s common stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2018	6,785,617	$0.75
Granted/Additions	-	-
Exercised	-	-
Expired or canceled	(307,695)	0.41
Outstanding at June 30, 2019	6,477,922	$0.75

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at June 30, 2019:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	2,524,513	8.97	$0.22	2,524,513
0.38	1,162,500	7.54	0.375	1,162,500
0.51	364,449	7.94	0.51	364,449
0.58	271,224	7.32	0.58	271,224
0.65	91,564	6.92	0.65	91,564
0.73	1,124,711	6.72	0.73	1,124,711
1.37	150,000	6.05	1.37	150,000
1.43	525,000	5.91	1.43	525,000
2.60	5,280	5.00	2.60	5,280
2.70	20,120	4.00	2.70	20,120
2.79	9,760	4.51	2.79	9,760
2.95	150,000	4.87	2.95	150,000
11.88	2,359	2.50	11.88	2,359
15.00	75,000	5.91	15.00	75,000
19.80	1,442	2.33	19.80	1,442
	6,477,922	7.69	$0.75	6,477,922

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.185 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

All the compensation expense was recorded prior to the close of the Merger, as the vesting of all the options was accelerated due to the effective change in control of the Company, and as such no compensation expense related to the above options was recorded during the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was no future compensation cost as all stock options are vested at June 30, 2019.

On April 22, 2019 and in conjunction with the close of the Merger, the Company recorded approximately $341,000 in compensation cost as a result of the acceleration of the vesting schedule of approximately 328,000 Oncotelic options. Pursuant to the Merger these options were converted into Common and Series A Preferred Shares in the Company.

Warrants

Pursuant to the Merger, Mateon’s common stock and corresponding outstanding warrants survived. The below information details represents Mateon’s associated warrant activity pre and post merger.

The issuance of warrants to purchase shares of the Company’s common stock including those attributed to debt issuances are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2018	24,380,893	$1.05
Granted	-	-
Exercised	-	-
Expired or cancelled	(2,164,682)	2.72
Outstanding at June 30, 2019	22,216,211	$0.88

The following table summarizes information about warrants outstanding and exercisable at June 30, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	3.84	$0.20	1,487,500
0.40	14,875,000	0.88	0.40	14,875,000
1.71	2,919,710	0.74	1.71	2,919,710
2.13	233,577	0.72	2.13	233,577
2.90	2,700,424	0.16	2.90	2,700,424
	22,216,211	0.97	$0.88	22,216,211

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable. There were no warrants issued during the three and six months ended June 30, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company had a lease for its corporate headquarters, which expired in June 2019. The lease was for a total of 5,275 square feet of office space located in South San Francisco, California. Rental expense was $35,772 and $35,772 for the three and six months ended June 30, 2019. Currently, the Company is leasing the office located at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 on a month to month basis until such time a new office is identified.

Legal Claims

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

NOTE 11 – SUBSEQUENT EVENTS

On July 22, 2019, the Company entered into a convertible note purchase agreement with a third-party for $200,000. The convertible note bears an interest rate of 8% per annum due on 15th of each month and are payable, at the option of the holder, either in cash or in shares of the Company’s common stock. The convertible note has a maturity date of January 1, 2020.

On August 6, 2019, the Company closed the second traunche of financing with the Bridge Investor, issuing an additional $200,000 face amount Debenture for gross proceeds of $175,000 after original issue discount. Following, the drawdown of the second traunche from the Bridge Investor, up to $400,000 in face value of Debentures remains available under the Securities Purchase Agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2019, and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Form 8-K/A filed with the SEC on July 8, 2019, which includes the audited financial statements for our subsidiary, Oncotelic, Inc., a Delaware corporation (“Oncotelic”), as of and for the years ended December 31, 2018 and 2017. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report, and unless otherwise indicated, the terms “Mateon,” “Company,” “we,” “us,” and “our” refer to Mateon Therapeutics, Inc. (formerly known as OXiGENE, Inc.), a Delaware corporation, and our wholly-owned subsidiary: Oncotelic, Inc., a Delaware corporation (“Oncotelic”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992 and changed its name to Mateon Therapeutics, Inc. in 2016. The Company conducts business activities through both Mateon and its wholly-owned subsidiary Oncotelic. Mateon is currently evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma

On April 17, 2019, the Company entered into a merger agreement with Oncotelic a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA), and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). Mateon and Oncotelic entered into the merger agreement in order to create a publicly-traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options.

On April 22, 2019, following the satisfaction of closing conditions contained in the merger agreement, the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the merger as a wholly-owendsubsidiary of the Company. In connection with the merger, the Company issued approximately 41 million shares of common stock and 193,713 shares of newly designated Preferred Stock (the “Preferred Stock”) to the former stockholders of Oncotelic in exchange for all of the previously outstanding shares of Oncotelic common stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2.1 million shares of common stock and approximately 10,000 shares of the Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights.

Each share of Preferred Stock is convertible into 1,000 shares of common stock and is eligible to vote on stockholder matters on an as-converted basis. The Preferred Stock will convert into common stock upon the availability of a sufficient number of authorized shares of common stock. As a result of the merger, the former Oncotelic security holders immediately before the merger own approximately 85% of the issued and outstanding common stock, including shares of common stock that are issuable upon conversion of the Preferred Stock, and the stockholders of the Company immediately before the merger own the remaining 15%.

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

Board and Management Changes

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

Effective June 30, 2019, Matthew Loar resigned from his position as Chief Financial Officer of the Company. The Company has retained Amit Shah as his successor. Mr. Shah commenced his position as Chief Financial Officer of the Company effective July 1, 2019.

Company Overview

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

For the past year we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of Mateon’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Mateon creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a paucity of therapeutic options and lack of an effective immunotherapy protocol.

Bridge Financing

On April 17, 2019, the Company entered into securities purchase agreements in connection with the issuance of up to $1.2 million in principal amount of debentures. Two of the securities purchase agreements, aggregating up to $800,000 in principal amount of debentures, are with Peak One Opportunity Fund, L.P.  (“Peak One”) and TFK Investments, LLC (“TKF”) pursuant to which the Company agreed to issue to Peak One  and TKF convertible debentures due three years from the dates of issuance (the “Convertible Debentures”). The other securities purchase agreements, aggregating up to $400,000 in principal amount of debentures, are with Vuong Trieu, Ph.D. and another investor (the “Bridge Investors”) pursuant to which the Company agreed to issue Convertible Debentures to the Bridge Investors on substantially the same terms issued to Peak One and TKF, although without share reservation requirements, commitment fees or right to certain liquidated damages.

On April 23, 2019, the Company completed the initial traunche of financing pursuant to the Bridge Financing. In connection with the Bridge Financing, the Company issued a $200,000 principal amount Convertible Debenture to Peak One, a $200,000 principal amount Convertible Debenture to TFK and an aggregate $200,000 principal amount Convertible Debenture to the Bridge Investors. Each of the Convertible Debentures were issued at a 10% original issue discount for gross proceeds of $540,000. The Debentures will mature on the third anniversary of their issuance and may be redeemed by the Company prior to maturity, subject to the prepayment penalties.

On June 12, 2019, the Company entered into an amendment of its securities purchase agreement with Peak One (the “Amendment”) in connection with the draw-down of the second traunche, and to provide for additional borrowing capacity under the agreement.

On June 14, 2019, the Company closed the second traunche of financing with Peak One, issuing an additional $200,000 face amount Convertible Debenture for gross proceeds of $179,000 after original issue discount. Concurrent with the issuance of the second traunche, the Company entered into the Amendment to increase the total borrowing amount under the Securities Purchase Agreement with Peak One to up to $600,000, adding the ability to borrow up to an additional $200,000 in a third traunche through the issuance of an additional Convertible Debenture.

On August 6, 2019, after the period covered by this Quarterly Report, the Company closed the second traunche of financing with the Bridge Investor, issuing an additional $200,000 face amount Convertible Debenture for gross proceeds of $175,000 after original issue discount.

Following, the drawdown of the second traunche from the Bridge Investor, up to $400,000 in face value of Convertible Debentures remains available under the Securities Purchase Agreements.

For additional information concerning the merger with Oncotelic, the CVRs, the management change and the bridge financings, see our Current Reports on Form 8-K filed with the SEC on April 18 and April 25, 2019.

Results of Operations

The merger was treated as a “reverse merger” for accounting purposes. In accordance with the reporting requirements and commencing with this Quarterly Report, the Company will be reporting historical financial data of Oncotelic for all periods prior to the date of the merger, and for the combined company for all periods after the date of the merger. Accordingly, the following management discussion and analysis should be read together with the audited financial statements and notes for Oncotelic, Inc. included in our Current Report on Form 8K/A filed with the SEC on July 8, 2019. The financial statements for the Company included in this Quarterly Report for periods prior to the merger are not the same as those reported Company’s prior filings with the SEC which were derived the operations of Mateon.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

A comparison of the Company’s operating results for the three months ended June 30, 2019 and 2018, respectively, is as follows.

Three months ended June 30, 2019 and 2018:

	2019	2018	Variance
Operating expenses:
Research and development	$363,774	$100,045	$263,729
General and administrative	797,231	53,263	743,968
Total operating expenses	1,161,005	153,308	1,007,697
Loss from operations	(1,161,005)	(153,308)	(1,007,697)
Interest income	123	-	123
Interest paid	(28,228)	-	(28,228)
Net loss	$(1,189,110)	$(153,308)	$(1,035,802)

We recorded a net loss of approximately $1.2 million for the three months ended June 30, 2019, compared to a net loss of approximately $0.2 million for the three months ended June 30, 2018. The increased loss of approximately $1.0 million for the three months ended June 30, 2019 as compared to the same period of 2018 was due to recording approximately $0.4 million of expenses related to the Mateon operations and an increase of approximately $0.6 million in expenses related to Oncotelic operations. The financial information presented does not include any expenses for the Mateon operations for the period ended June 30, 2018.

Research and Development Expenses

Research and development (R&D) expenses increased by approximately $0.3 million for the three months ended June 30, 2019 compared to the same period in 2018. Of this amount, approximately $0.2 million was the result of the inclusion of Mateon’s R&D operations and approximately $0.1 million was the result of an increase in Oncotelic’s R&D operations. Mateon’s R&D activities of $0.2 million was primarily due to personnel costs. The financial information presented does not include any R&D activity for Mateon for the period ended June 30, 2018 and as such the results for the Company are not directly comparative from period to period.

The increase of approximately $0.1 million in Oncotelic’s R&D activities is primarily due to higher personnel costs of approximately $0.1 million paid to a related party to conduct the R&D activities with the lead product candidate OT-101.

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

General and Administrative Expenses

General and administrative (G&A) expenses increased by approximately $0.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of approximately $0.5 million in G&A expenses for Oncotelic’s operations and the addition of approximately $0.3 million related to Mateon’s G&A operations.

The increase of approximately $0.5 million in Oncotelic’s G&A activities is primarily due to higher legal and professional costs of approximately $0.3 million, related party personnel costs of approximately $0.1 million and stock based compensation of approximately $0.3 million. The approximately $0.3 million in Mateon’s G&A activities was primarily due to approximately $0.1 million of higher personnel costs, approximately $0.1 million for legal and professional services and approximately $0.1 million of other corporate and facility expenses.

As a result of our merger with Oncotelic, we expect general and administrative expenses to increase for the remainder of 2019 compared to the first six months of 2019 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

A comparison of the Company’s operating results for the six months ended June 30, 2019 and 2018, respectively, is as follows.

Six months ended June 30, 2019 and 2018:

	2019	2018	Variance
Operating expenses:
Research and development	$756,261	$231,386	$524,875
General and administrative	1,371,807	112,716	1,259,091
Total operating expenses	2,137,068	344,102	1,792,966
Loss from operations	(2,137,068)	(344,102)	(1,792,966)
Interest income	123	-	123
Interest paid	(28,228)	-	(28,228)
Net loss	$(2,165,173)	$(344,102)	$(1,821,071)

We recorded a net loss of approximately $2.2 million for the six months ended June 30, 2019, compared to a net loss of approximately $0.3 million for the six months ended June 30, 2018. The increased loss of approximately $1.8 million for the three months ended June 30, 2019 as compared to the same period of 2018 was due to recording approximately $0.4 million of expenses related to the Mateon operations and an increase of approximately $1.4 million related to Oncotelic operations. The financial information presented does not include any expense for the Mateon operations for the period ended June 30, 2018.

Research and Development Expenses

Research and development (R&D) expenses increased by approximately $0.5 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the inclusion of approximately $0.2 million in Mateon’s R&D operations and an increase of approximately $0.3 million in Oncotelic’s R&D operations. Mateon’s R&D activities was primarily due to personnel costs of approximately $0.2 million. The financial information presented does not include any R&D activity for Mateon for the period ended June 30, 2018 and as such the results for the Company are not directly comparative from period to period.

The increase of approximately $0.3 million in Oncotelic’s R&D activities is primarily due to higher personnel costs of approximately $0.3 million paid to a related party to conduct the R&D activities with the lead product candidate OT-101.

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

General and Administrative Expenses

General and administrative (G&A) expenses increased by approximately $1.3 million for the six months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of approximately $1.0 million in G&A expenses for Oncotelic’s operations and the inclusion of approximately $0.3 million in Mateon’ G&A operations.

The increase of approximately $1.0 million in Oncotelic’s G&A activities is primarily due to higher legal and professional costs of approximately $0.3 million, related party personnel costs of approximately $0.1 million, stock based compensation of approximately $0.3 million and approximately $0.1 million of other corporate and facility expenses. The approximately $0.3 million in Mateon’s G&A activities was primarily due to approximately $0.1 million of higher personnel costs, approximately $0.1 million for legal and professional services and approximately $0.2 million of other corporate and facility expenses.

As a result of our merger with Oncotelic, we expect general and administrative expenses to increase for the remainder of 2019 compared to the first six months of 2019 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2019 (Unaudited)	December 31, 2018
Cash	$84	$2
Working capital	(1,854)	(281)
Stockholders’ Equity	5,616	2,465

The Company has experienced net losses every year since inception and as of June 30, 2019 had an accumulated deficit of approximately $7.7 million. As of June 30, 2019, the Company had approximately $84,000 in cash and current liabilities of approximately $2.0 million, of which approximately $1.3 million are net assumed liabilities of Mateon as part of the merger. The Company does not expect to generate revenue from product sales in the near future, and expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the sale of equity securities. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of Oncotelic’s lead product candidate, OT-101 in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. Since April 2019, the Company has raised $889,000, net of cash discounts of $111,000, through the sale of convertible debentures.

Following, the drawdown of the second traunche from the Bridge Investor, up to $400,000 in face value of Convertible Debentures remains available under the Securities Purchase Agreements.

On July 22, 2019, the Company entered into a separate convertible note purchase agreement with a third-party for $200,000. The convertible note bears an interest rate of 8% per annum due on 15th of each month and are payable, at the option of the holder, either in cash or in shares of the Company’s common stock. The convertible note has a maturity date of January 1, 2020.

The Company anticipates raising substantial additional capital through the sale of equity securities and/or debt, but no other financing arrangements are in place at this time.

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

Cash Flows

	Six Month Ended June 30,
	2019	2018
Net cash used in operating activities	$(893,229)	$(200,890)
Net cash provided by (used in) investing activities	182,883	-
Net cash provided by financing activities	792,120	200,000
Increase (decrease) in cash	$81,774	$(890)

Operating Activities

Net cash used in operating activities was $893,229 for the six months ended June 30, 2019. This was due to the net loss of $2,165,173, which was partially offset by non-cash charges of $812,612 and changes in operating assets and liabilities of $459,332.

Net cash used in operating activities was $9,901 for the six months ended June 30, 2018, due to the net loss of $344,102 and changes in operating assets and liabilities of $29,951, which were partially offset by non-cash charges of $304,250.

Investing Activities

For the six months ended June 30, 2019, net cash provided by investing activities, which was $182,883 and which was attributable to the cash received in the merger.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $792,120, consisting of $709,000 from the issuance of the Debentures in connection with the Bridge Financing and $83,120 from the sale of common stock.

For the six months ended June 30, 2018, net cash provided by financing activities was $200,000 from the sale of Oncotelic common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Financial Results incorporated with our form 8-K/A filed with the SEC on July 8, 2019. Although we adopted a new accounting standard related to the treatment of operating leases at the beginning of 2019, the adoption did not have any impact on our financial statements primarily because we only had one operating lease which was subject to the new accounting standard at the beginning of 2019, and the lease terminated on June 30, 2019. We currently have only one month to month lease for our office.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to certain material weaknesses in internal control over financial reporting described below.

Material weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of June 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2019 was not effective as a result of certain material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;
●	Inadequate or lack of segregation of duties
●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for, evaluate and recruit qualified independent outside directors;
●	Once independent directors are on Board, to set up a formal Audit Committee (and other Committees) of the Board of Directors
●	Hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the three months ended June 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While our permanent CFO resigned from the office on June 30, 2019, we have hired a consultant CFO, since the beginning of June 2019, as well as to start the process of hiring additional resources, internally or as consultants. During the fiscal year ended December 31, 2019, and as a result of the merger with our wholly-owned subsidiary Oncotelic, Inc. we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Management has identified the following material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting:

●	During period ending June 30, 2019, we completed the Merger with Oncotelic. In connection with the Merger, we acquired control of the operations, assets and liabilities of Oncotelic, Inc. as a wholly-owned subsidiary of the Company. During the period covered by this report we integrated supervision and oversight of Oncotelic’s financial reporting into our internal control systems.

●	Effective June 30, 2019, Matthew Loar resigned as our Chief Financial Officer. Mr. Loar was replaced by Mr. Amit Shah who currently serves as our Chief Financial Officer.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018. The risks described below and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The risks arising with respect to the historic Oncotelic business and operations may be different from what we anticipate, which could lead to significant, unexpected costs and liabilities and could materially and adversely affect our business going forward.

It is possible that we may not have fully anticipated the extent of the risks associated with the recent merger completed with Oncotelic. After the Merger, Oncotelic’s historic business was combined with Mateon and prior to the merger Oncotelic had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated.  The risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with Oncotelic’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.

Our historical results of operation may not fully reflect the underlying performance of our business and period-to-period comparisons of our operating results may not be meaningful.

For accounting purposes, the our merger is treated as a “reverse merger” under U.S. GAAP and Oncotelic is considered the accounting acquirer. Oncotelic’s historical results of operations will replace the Mateon’s historical results of operations for all periods prior to the merger and, for all periods following the merger, the Company’s financial statements will reflect the results of operations of the combined Company.  Accordingly, the financial statements for the Company included in this Quarterly Report for periods prior to the merger are not the same as the Company’s prior reported filings with the SEC, which were derived from the operations of Mateon.  As a result, period-to-period comparisons of our operating results may not be meaningful.  The results of any one quarter should not be relied upon as an indication of future performance.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below:

Equity Transactions

On April 22, 2019, in connection with the merger agreement with Oncotelic, we issued 41,000,033 shares of common stock and 193,713 shares of Series A Convertible Preferred Stock to the former stockholders of Oncotelic. Included in the shares issued to the former stockholders of Oncotelic are 2,113,799 shares of common stock and 9,987 shares of Preferred Stock which are to be issued subject to the holders’ waiver or termination of dissenter’s rights. The securities issued in the merger were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations. Included in the shares issued to the former stockholders of Oncotelic are approximately 2.1 million shares of common stock and approximately 10,000 shares of the Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights.

On April 23, 2019, in connection with a bridge financing agreement, we issued an aggregate of $400,000 in principal amount of debentures to Peak One Opportunity Fund, L.P. and TFK Investments, LLC and an aggregate of $200,000 in principal amount of debentures to Dr. Trieu, Ph.D. and another investor (the “Bridge Investor”)for total net proceeds of $530,000. In connection with the bridge financing, we also issued 350,000 shares of common stock to Peak One Investments, LLC, and 350,000 shares of common stock to TFK Investments, LLC, as commitment fees. The securities issued in the first traunche of the Bridge Financing and for the commitment fees were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

On June 12, 2019, the Company closed the second tranche of financing with Peak One, issuing an additional $200,000 face amount Debenture for net proceeds of $180,000 after original issue discount. Concurrent with the issuance of the second traunche, the Company entered into the Amendment to increase the total borrowing amount under the Securities Purchase Agreement with Peak One to up to $600,000, adding the ability to borrow up to an additional $200,000 in a third traunche through the issuance of an additional debenture. In connection with the bridge financing, we also issued 350,000 shares of common stock to Peak One Investments, LLC, as commitment fees. The securities issued in the first traunche of the Bridge Financing and for the commitment fees were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

On July 22, 2019, after the period covered by this Quarterly Report, the Company entered into a Note Purchase Agreement with PointR Data, Inc. Pursuant to the Note Purchase Agreement, the Company issued a Convertible Promissory Note to PointR Data, Inc. in the principal amount of $200,000. The Convertible Promissory Note bears interest at a rate of 8% per annum. Interest payments are due monthly on the 15th day of each calendar month (or the next business day thereafter), and are payable, at the option of the holder, either in cash or in shares of the Company’s Common Stock, valued at the closing price of the Common Stock on the principal market on which the Common Stock is either traded or quoted at such time. The Convertible Promissory Note is due and payable on demand by the holder (a) at any time after January 1, 2020 or (b) upon the occurrence of an Event of Default (as defined in the Convertible Note and the Note Purchase Agreement). All amounts outstanding under the Convertible Promissory Note will be automatically be converted into the Company’s securities issued in next equity financing raising gross proceeds of $10 million or more (a “Qualified Financing”) at the price per share paid by investors in the Qualified Financing. The Convertible Promissory Note was issued in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

On August 6, 2019, after the period covered by this Quarterly Report, the Company closed the second traunche of financing with the Bridge investor, issuing an additional $200,000 face amount Debenture for gross proceeds of $175,000 after original issue discount. The securities issued in the second traunche of the Bridge Financing and for the commitment fees were issued in reliance upon exemptions from registration requirements pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, the rules promulgated thereunder and pursuant to applicable state securities laws and regulations.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed on April 18, 2019)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed on April 25, 2019).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Debenture, issued by the Company to the PeakOne Opportunity Fund, L.P. and TFK Investments, LLC. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on April 18, 2019).
4.2	Form of Debenture, issued by the Company to the Bridge Investors (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed on April 18, 2019)
4.3	Form of Debenture, issued by the Company to PointeR Data (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on July 23, 2019)
(10)	Material Agreements
101	Separation and Release Agreement, dated April 17, 2019, by and between the Company and William D. Schwieterman‡ (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on April 18, 2019)
10.2	Form of Securities Purchase Agreement, Dated as of April 17, 2019, by and among the Company and PeakOne Opportunity Fund, L.P. and TFK Investments, LLC (incorporated by reference to Exhibit No. 10.2 our Current Report on Form 8-K filed on April 18, 2019)
10.3	Form of Securities Purchase Agreement, dated April 17, 2019, by and among the Company and the Bridge Investors (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed on April 18, 2019)
10.4	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on April 25, 2019)
10.5

Seperation and Release Agreement, dated July 1, 2019, by and between the Company and Matthew M. Loar‡ (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on July 5, 2019)

10.6	Note Purchase Agreement, dated July 22, 2019, between the Company and PointR Data, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2019)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 19, 2019

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 19, 2019

