Form 10-Q
period 2019-09-30
MATEON THERAPEUTICS INC
filed 2019-11-19
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

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

As of November 18, 2019, there were 83,050,664 shares of the registrant’s common stock outstanding.

MATEON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$16,206	$2,498
Prepaid expenses	54,825	-

Total current assets	71,031	2,498

Long-term investment	1,769,300	1,769,300
Intangibles, net of accumualted amortization of $72,767 and $34,189	937,413	975,991
Goodwill	4,751,055	-
Total assets	$7,528,799	$2,747,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,629,791	$-
Accounts payable to related party	610,298	283,030
Convertible debt, related party, net of costs of $126,393 and $0	38,051	-
Convertible debt, net of costs of $585,268 and $0	450,287	-

Total current liabilities	2,728,427	283,030

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 193,713 and 0 shares issued and outstanding	1,937	-
Common stock, $.01 par value; 150,000,000 shares authorized; 83,469,967 and 6,843,802 issued and outstanding, respectively	834,700	68,438
Additional paid-in capital	12,609,430	7,886,598
Accumulated deficit	(8,645,695)	(5,490,277)

Total stockholders’ equity	4,800,372	2,464,759

Total liabilities and stockholders’ equity	$7,528,799	$2,747,789

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

For the Three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018

Operating expenses:
Research and development	$343,789	$131,749	$1,109,050	$363,135
General and administrative	586,924	82,284	1,958,731	195,000

Total operating expenses	930,713	214,033	3,067,781	558,135

Loss from operations	(930,713)	(214,033)	(3,067,781)	(558,135)

Other expense:
Interest income	-	-	123	-
Interest expense	(60,413)	-	(88,641)	-
Total other expense	(60,413)	-	(88,518)	-

Net Loss	$(991,126)	$(214,033)	$(3,156,299)	$(558,135)

Basic and diluted net loss per share attributable to common stock	$(0.01)	$(0.04)	$(0.06)	$(0.09)
Basic and diluted weighted average common stock outstanding	74,526,579	6,068,762	52,131,543	6,043,904

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759

Common shares issued for cash	-	-	20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Stock-based compensation	-	-	-	-	268,259	-	268,259
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Net loss	-	-	-	-	-	(976,063)	(976,063)
Balance at March 31, 2019	-	-	7,037,168	70,372	8,892,149	(6,466,340)	2,496,181

Recapitalization under reverse merger	193,713	1,937	75,232,799	752,328	2,972,606	881	3,727,752
Stock-based compensation	-	-	-	-	72,415	-	72,415
Beneficial Conversion Feature on convertible debt and restricted common shares	-	-	1,050,000	10,500	498,640	-	509,140
Common shares issued in conversion of warramts	-	-	150,000	1,500	(1,380)	-	120
Net loss	-	-	-	-	-	(1,189,110)	(1,189,110)
Balance as of June 30, 2019	193,713	1,937	83,469,967	834,700	12,434,430	(7,654,569)	5,616,498

Beneficial Conversion Feature on convertible debt	-	-	-	-	175,000	-	175,000
Net loss	-	-	-	-	-	(991,126)	(991,126)
Balance as of September 30, 2019	193,713	$1,937	83,469,967	$834,700	$12,609,430	$(8,645,695)	$4,800,372

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	-	$-	5,948,710	$59,487	$4,233,576	$(4,776,658)	$(483,595)

Common shares issued for cash	-	-	50,000	500	199,500	-	200,000
Common shares issued in lieu of cash for services	-	-	40,290	403	160,759	-	161,162
Net loss	-	-	-	-	-	(190,794)	(190,794)
Balance at March 31, 2018	-	-	6,039,000	60,390	4,593,835	(4,967,452)	(313,227)

Common shares issued in lieu of cash for services	-	-	33,632	336	134,191	-	134,527
Net loss	-	-	-	-	-	(153,308)	(153,308)
Balance as of June 30, 2018	-	-	6,072,632	60,726	4,728,026	(5,120,760)	(332,008)

Common shares issued in lieu of cash for services	-	-	42,605	426	169,992	-	170,418
Net loss	-	-	-	-	-	(214,033)	(214,033)
Balance as of September 30, 2018	-	$-	6,115,237	$61,152	$4,898,018	$(5,334,793)	$(375,623)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(3,156,299)	$(558,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred finance costs	88,479	-
Amortization of intangible assets	38,524	21,402
Stock-based compensation	340,674	-
Issuance of common stock in lieu of cash for services	418,136	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35,175	26,344
Accounts payable and accrued expenses	329,760	6,593
Accounts payable to related party	569,256	302,861

Net cash used in operating activities	(1,336,295)	(200,935)

Cash flows from investing activities:

Purchases of property and equipment
Cash acquired in merger	182,883	-

Net cash provided by investing activities	182,883	-

Cash flows from financing activities:
Proceeds from sales of common stock	83,120	200,000
Net proceeds from convertible notes payable, related party	148,000	-
Net proceeds from convertible notes payable	936,000	-

Net cash provided by financing activities	1,167,120	200,000

Net increase (decrease) in cash	13,708	(935)

Cash - beginning of period	2,498	3,478

Cash - end of period	$16,206	$2,543

Supplemental cash flow information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non cash investing and financing activities:
Recapitalization under reverse merger	$3,727,752	$-
Issuance of common stock for settlement of accounts payable to related party	$238,090	$466,107
Beneficial Conversion Feature on convertible debt and restricted common shares	$684,140	$-
Capitalization of prepaid expenses related to product acquistion	$-	$190,989

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) (the “Parent”, “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992 and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both the Parent and its wholly-owned subsidiary Oncotelic, Inc. (“Oncotelic”), a Delaware corporation (collectively, the “Company”). Mateon is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

On April 17, 2019, Mateon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oncotelic, a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and Mateon’s wholly-owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub would be merged with and into Oncotelic (the “Merger”), with Oncotelic surviving the Merger as a wholly-owned subsidiary of the Company.

On April 22, 2019, Mateon completed the Merger and Oncotelic became a wholly-owned subsidiary of Mateon. Upon the completion of the Merger each share of Oncotelic common stock outstanding immediately prior to the Merger (excluding any shares of Oncotelic held by stockholders exercising dissenters’ appraisal rights) was converted pursuant to the Merger Agreement using the following ratios of (i) 3.97335267 shares of Mateon common stock, par value $0.01 per share (the “Common Stock”), and (ii) 0.01877292 shares of Mateon’s newly designated Series A Convertible Preferred Stock (the “Preferred Stock”). Following the closing of the Merger, the former Oncotelic security holders own approximately 85% of Mateon’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Preferred Stock), and Mateon’s stockholders prior to the Merger own approximately 15% of Mateon’s issued and outstanding Common Stock (including any shares of Common Stock Issuable upon conversion of the Preferred Stock).

The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic prior to the Merger in the financial statements and filings with the Securities and Exchange Commission.

The Company is a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (SIP™) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-beta overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (DMD) and others. Oncotelic’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, the Company plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer; and any other indications that may evolve.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Mateon and its wholly-owned subsidiary, Oncotelic. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2018 as disclosed in our Form 8-KA filed on July 8, 2019. The results of the three and nine months ended September 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2019.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $8.6 million since inception, had negative working capital of $2.7 million at September 30, 2019, of which approximately $1.1 million is attributable to assumed working capital of Mateon, and $0.3 million at December 31, 2018, respectively, and has negative cash flows from operations during the nine months ended September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products to generate sufficient revenues, through either technology transfer or product sales, to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

On April 17, 2019, the Company entered into a Securities Purchase Agreement with two institutional investors for a commitment to purchase convertible debentures in the aggregate principal amount of up to $400,000.

On April 23, 2019, the Company issued two convertible notes in the principal amount of $200,000 each, both including an original issue discount (“OID”) of $20,000 and deferred financing costs of $5,000 each, receiving net proceeds of $350,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

Further, on April 17, 2019, the Company entered into a Securities Purchase Agreement with our CEO and an investor (the “Bridge Investor”) for a commitment to purchase convertible debentures in the aggregate amount of up to $400,000.

On April 23, 2019, the Company issued a convertible debenture totaling $35,556 to the Bridge Investor, including OID of $3,556, receiving net proceeds of $32,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

Also on April 23, 2019, the Company issued a convertible note totaling $164,444, including OID of $16,444, to our Chief Executive Officer, receiving net proceeds of $148,000, which were used by the Company for working capital and general corporate purposes. (Note 6)

On June 12, 2019, the Company received the second tranche under the first Securities Purchase Agreement above. The second tranche totaled $200,000, including $20,000 OID and $1,000 of deferred financing costs, receiving net proceeds of $179,000, which is planned to be used by the Company for working capital and general corporate purposes. (Note 6)

On July 22, 2019, the Company entered into a convertible note purchase agreement with PointR Data, Inc., a privately held, developer of high performance cluster computer and artificial intelligence applications (“PointR”) for $200,000. The convertible note bears an interest rate of 8% per annum due on 15th of each month and is payable, at the option of the holder, either in cash or in shares of the Company’s Common Stock. The convertible note has a maturity date of January 1, 2020.

On August 6, 2019, the Company closed the second tranche of financing with our Bridge Investor, issuing an additional $200,000 face amount convertible debenture, including OID of $20,000 and $5,000 deferred financing costs, receiving net proceeds of $175,000. Following the drawdown of the second tranche from the Bridge Investor, up to $400,000 in face value of Debentures remains available under the Securities Purchase Agreement.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. Also, management cannot guarantee any potential debt or equity financing will be available on favorable terms or at all. As such, management does not believe they have sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Cash

As of September 30, 2019 and December 31, 2018, the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Investment in Equity Securities

Prior to the Merger, Oncotelic received Series E Preferred Shares of Adhera Therapeutics, Inc. (“Adhera”) in consideration for the issuance of Oncotelic’s common stock under various Securities Purchase Agreements (See Notes 7). The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 321, Investments –Equity Securities (“ASC 321”). The Company subsequently marks the investments to market at each reporting period and, in accordance with ASU 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Statement of Operations. There were no unrealized gains or losses on investments in equity securities for the three and nine months ended September 30, 2019. There were no unrealized gains or losses on investments in equity securities for the year ended December 31, 2018.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Investments in Equity Securities
Adhera Therapeutics – Convertible Series E Preferred Shares	$1,769,300	$-	$-	$1,769,300	$1,769,300
	$1,769,300	$-	$-	$1,769,300	$1,769,300

The Adhera Convertible Series E Preferred shares contain “full-ratchet” anti-dilution provisions. If Adhera issues any new common shares or derivative securities convertible into shares of common stock at a price that is lower than the conversion price for the Convertible Series E Preferred Stock (other than certain limited exempt issuances) then the conversion price for the Convertible Series E Preferred Stock will automatically adjust to the lower conversion price, as defined in the agreement with Adhera. The Adhera Convertible Series E Preferred shares are not publicly traded and there are no freely observable inputs from objective sources. Any short-term changes in value of Adhera common stock are not indicative of a change in value of Adhera Convertible Series E Preferred shares given the different rights and preferences of such shares.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of common stock equivalents (notes convertible into common stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted loss since such inclusion would be anti-dilutive:

	Nine and three months ended
	September 30, 2019	September 30, 2018

Convertible notes	10,000,000	-
Stock options	6,145,044	6,786,000
Warrants	19,515,787	24,381,000
Potentially dilutive securities	35,660,831	31,167,000

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ending September 30, 2019 and 2018, there were no impairment losses recognized for long-lived assets.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least once annually, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

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

Research & Development Costs

In accordance with ASC 730-10-25 “Research and Development”, research and development costs are charged to expense as and when incurred.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting period unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective for the Company on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company did not have any revenues for the three and nine months ended September 30, 2019 and 2018 respectively, and may not have revenues in the near future. The adoption of ASC 606 is not likely to have any impact on the Company’s financial statements and related disclosures.

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

●

Oncotelic’s outstanding 10,318,746 shares of Common Stock, consisting of 7,866,335 outstanding shares of Common Stock, 3,102,411 converted options and 150,000 converted warrants, that were exchanged for an aggregate of (a) 41,000,033 shares of the Company’s Common Stock and (b) 193,713 shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.01 per share each of which are initially convertible into 1,000 shares of Common Stock upon (i) optional conversion by the holder at any time, or (ii) mandatory conversion upon the availability of a sufficient number of authorized but unissued Common Stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2.1 million shares of Common Stock and approximately 10,000 shares of the Preferred Stock which are to be issued subject to the holders’ waiver of dissenter’s rights.

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

Immediately following the Merger, Mateon had 82,419,967 shares of Common Stock issued and outstanding and 193,713 shares of Preferred Stock which when converted at a 1:1,000 ratio will result in an additional 193,712,995 shares of Common Stock. The pre-Merger stockholders of Mateon retained an aggregate of 41,419,934 shares of Common Stock of Mateon, representing approximately 15% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Mateon, with the former owners of Oncotelic effectively acquiring control of Mateon. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. As such, Oncotelic is considered the acquirer for financial accounting purposes, and the registrant’s historical financial statements of the Company before the Merger has been replaced with the historical financial statements of Oncotelic before the Merger in the financial statements and filings with the Securities and Exchange Commission.

The Company obtained a preliminary 3rd party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation, as well as the value the consideration exchanged in the Merger. It was determined that the market price of the Company’s Common Stock was a readily determinable measurement for calculating the fair value of the consideration and the Merger date stock price of $.09 was used to value the equity interest exchanged.

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

b. The total purchase price of $3,727,752 represents the consideration transferred from Mateon in the Merger and was calculated based on the number of shares of Common Stock outstanding at the date of the Merger.

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

Mateon completed a Merger with Oncotelic (Note 3), which gave rise to Goodwill of $4,751,055. The Goodwill will be tested on the annual impairment date chosen of December 31.

Assignment and Assumption Agreement with Autotelic, Inc.

In April 2018, Oncotelic entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Autotelic Inc., an affiliate company, and Autotelic LLC, an affiliate company, pursuant to which Oncotelic acquired the rights to all intellectual property (“IP”) related to a patented product. As consideration for the Assignment Agreement, Oncotelic issued 204,798 shares of its Common Stock for a value of $819,191. The Assignment Agreement also provides that Oncotelic shall be responsible for all costs related to the IP, including development and maintenance, going forward. All previous pass through charges related to this asset from Autotelic Inc. to Autotelic, LLC and then to Oncotelic will be null and void. As a result, Oncotelic wrote-off approximately $458,000 in previously billed charges related to the Oncotelic IP for the year ended December 31, 2018 which was recorded in general and administrative expenses. Dr. Trieu, a related party, is a control person in Autotelic LLC and Autotelic Inc.

Intangible Asset Summary

The following table summarizes the balances as of September 30, 2019 and December 31, 2018, of the intangible assets acquired, their useful life, and annual amortization:

	September 30, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.83
Intangible asset – Capitalization of license cost	190,989	18.83
	1,010,180
Less Accumulated Amortization	(72,767)
Total	$937,413

	December 31, 2018	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	19.27
Intangible asset – Capitalization of license cost	190,989	19.27
	1,010,180
Less Accumulated Amortization	(34,189)
Total	$975,991

Amortization of identifiable intangible assets for the three and nine months ended September 30, 2019 and 2018 was $12,841 and $12,841; and $38,524 and $21,402, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the nine-month period ended September 30,

2020	$51,365
2021	51,365
2022	51,365
2023	51,365
2024	51,365
Thereafter	680,588
$937,413

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	September 30, 2019	December 31, 2018

Accounts payable	$1,364,990	$-
Accrued expenses	264,801	-
	$1,629,791	$-

	September 30, 2019	December 31, 2018

Accounts payable – related party	$610,298	$283,030

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES

As of September 30, 2019, convertible debentures and notes, net of debt discount, consist of the following amounts:

September 30, 2019

10% Convertible note payable, due April 23, 2022 – Peak One	106,425
10% Convertible note payable, due June 12, 2022 – Peak One	19,173
10% Convertible note payable, due April 23, 2022 - TFK	106,425
8% Convertible note payable, due January 1, 2020 – PointR	200,000
10% Convertible note payable, due April 23, 2022 – Related Party	38,051
10% Convertible note payable, due April 23, 2022 – Bridge Investor	8,227
10% Convertible note payable, due August 6 ,2022 – Bridge Investor	10,037
$488,338

The gross principal balances on the convertible debentures and notes listed above totaled $1,200,000 and included an initial debt discount totaling $800,140. Total amortization expense related to these debt discounts was $60,413 and $88,479 for the three and nine months ended September 30, 2019, respectively. No similar expense was recorded in the same periods of 2018. The total unamortized debt discount for the nine months ended September 30, 2019, was $711,661.

Bridge Financing

Peak One Financing

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (the “Buyer”, “Peak One”), for a commitment to purchase convertible notes in the aggregate amount of $400,000, pursuant to which, for an aggregate purchase price of $400,000, the Buyer purchased (a) Tranche #1 in the form of a Convertible Promissory Note in the principal amount of $200,000 (the “Convertible Note”) and (b) 350,000 restricted shares of the Company’s Common Stock (the “Shares”) (the “Purchase and Sale Transaction”). The Company used the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $200,000, including a 10%$ OID of $20,000 and $5,000 in debt issuance costs, receiving net proceeds of $175,000, with a maturity date of of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Convertible Note may also be converted into shares (the “Tranche #1 Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at (i) a conversion price, during the first 180 days, of $0.10 per share (the “Fixed Price”), and then (2) at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed, to at all times, reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of the Tranche #1 Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $9,198 and $15,996 during the three and nine months ended September 30, 2019. Total unamortized discount on this note was $93,575 as of September 30, 2019.

On June 12, 2019, the Company entered into an amendment of the Purchase Agreement (“Amendment #1”) in connection with the draw-down of the second tranche, and to provide for additional borrowing capacity under that agreement. Amendment #1 increased the borrowing amount up to $600,000, adding the ability to borrow an additional $200,000 in a third tranche.

On June 12, 2019, the Buyer purchased Convertible Note Tranche #2 (“Tranche #2”) totaling $200,000, including a 10% OID of $20,000 and a $1,000 debt issuance cost, receiving net proceeds of $179,000 against the April 17, 2019, Purchase Agreement with Peak One, with a maturity date of June 12, 2022. Amounts due under Tranche #2 are convertible at the same terms as Tranche #1 above.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $16,872 and $20,173 during the three and nine months ended September 30, 2019. Total unamortized discount on this note was $180,827 as of September 30, 2019.

TFK Financing

On April 23, 2019, the Company, entered into a Convertible Note (the “TFK Note”) with TFK Investments, LLC (“TFK”). The TFK Note has a principal balance of $200,000, including a 10% OID of $20,000 and $5,000 in debt issuance costs, receiving net proceeds of $175,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under the Convertible Note may also be converted into shares (the “TFK Conversion Shares”) of the Company’s Common Stock at any time, at (i) a conversion price, during the first 180 days, of $0.10 per share (the “Fixed Price”), and then (2) at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of the TFK Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $9,198 and $15,996 during the three and nine months ended September 30, 2019. Total unamortized discount on this note was $93,575 as of September 30, 2019.

Notes with Officer and Bridge Investor

On April 23, 2019, the Company entered into a convertible note with our Chief Executive Officer, Vuong Trieu, M.D. (the “Trieu Note”). The Trieu Note has a principal balance of $164,444, including a 10% OID of $16,444, resulting in net proceeds of $148,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under the Convertible Note may also be converted into shares (the”Trieu Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount totaled $12,424 and $21,606 during each of the three and nine months ended September 30, 2019. Total unamortized discount on this note was $126,393 as of September 30, 2019.

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000.

On April 23, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. Tranche #1 has a principal balance of $35,556, an OID of $3,556, resulting in net proceeds of $32,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under Tranche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s Common Stock at any time, at (i) a conversion price, during the first 180 days, of $0.10 per share (the “Fixed Price”), and then (2) at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $2,687 and $4,672 during the three and nine months ended September 30, 2019. Total unamortized discount on this note was $27,329 as of September 30, 2019.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. Tranche #2 has a principal balance of $200,000, an OID of $20,000 and debt issuance costs of $5,000, resulting in net proceeds of $175,000, with a maturity date of August 6, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under Tranche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $10,036 during each of the three and nine months ended September 30, 2019. Total unamortized discount on this note was $189,963 as of September 30, 2019.

Convertible Note with PointR Data, Inc.

On July 22, 2019, the Company entered into a Note Purchase Agreement with PointR. Pursuant to the Note Purchase Agreement, the Company issued a Convertible Promissory Note to PointR. in the principal amount of $200,000. The Convertible Promissory Note bears interest at a rate of 8% per annum. Interest payments are due monthly on the 15th day of each calendar month (or the next business day thereafter), and are payable, at the option of the holder, either in cash or in shares of the Company’s Common Stock, valued at the closing price of the Common Stock on the principal market on which the Common Stock is either traded or quoted at such time. The Convertible Promissory Note is due and payable on demand by the holder (a) at any time after January 1, 2020 or (b) upon the occurrence of an Event of Default (as defined in the Convertible Note and the Note Purchase Agreement). All amounts outstanding under the Convertible Promissory Note will be automatically be converted into the Company’s securities issued in next equity financing raising gross proceeds of $10 million or more (a “Qualified Financing”) at the price per share paid by investors in the Qualified Financing. As the conversion feature is contingent upon a future event, the conversion feature will be evaluated under ASC 470-20 and ASC 815 when and if the Qualified Financing occurs.

On November 4, 2019, the Convertible Note, with accrued interest thereon, was converted into Company’s Series A Preferred Stock and is a part of the total consideration of 84,475 Series A Preferred Stock issued to the PointR shareholders.

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

Expenses related to the MSA were $309,194 and $1,004,316 for the three and nine months ended September 30, 2019 as compared to $201,139 and $502,846 for the three and nine months ended September 30, 2018.

In January 2019, Oncotelic issued a total of $80,772 shares of common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Stock Purchase Agreements

In December 2018, Oncotelic entered into a Stock Purchase Agreement with the Company’s CEO, Vuong Trieu, Ph.D. (the “Vuong SPA”). In connection with the Vuong SPA Oncotelic issued 189,238 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 151.39 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $756,950.

In December 2018, Oncotelic entered into a Stock Purchase Agreement with Autotelic Inc. (the “Autotelic SPA”). In connection with the Autotelic SPA Oncotelic issued 226,988 shares of common shares at $4.00 per share. As consideration for the shares Oncotelic received 181.59 Preferred Series E shares of Adhera Therapeutics, Inc. with a value of $907,950.

License Fee with Autotelic

In December 2015, Oncotelic paid Autotelic Inc. $395,150 for the right to license the use of Trabedersen (OT-101) for 5 years. On April 13, 2018, Oncotelic purchased the license for OT-101 from Autotelic Inc. for $819,191, which was recorded as an intangible asset, and as a result, expensed the remaining prepaid expense of $191,191. In addition, Oncotelic recorded a charge of approximately $10,000 and $21,000 and $7,000 and $7,000 for the three and nine months ended September 30, 2019 and 2018, respectively, as amortization of the intangibles acquired. As such, Oncotelic had approximately $760,000 and $791,000 of unamortized intangibles as of September 30, 2019 and December 31, 2018, respectively. On December 31, 2018, Oncotelic issued Autotelic Inc. 204,798 shares of the Company’s common stock as consideration for the license.

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

On April 22, 2019, pursuant to the Merger the Company issued 41,000,033 shares of Common Stock in exchange for 10,318,746 shares of Oncotelic common stock. (Note 3)

On April 23, 2019, the Company issued 700,000 restricted shares of its Common Stock with a fair value of $0.11 per share to two noteholders in connection with convertible notes payable. (Note 6)

On June 12, 2019, the Company issued 350,000 restricted shares of its Common Stock with a fair value of $0.18 per share in connection with a convertible note payable. (Note 6)

NOTE 9 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, Mateon’s Common Stock and corresponding outstanding options survived. The below information details represents Mateon’s associated option activity pre and post merger.

As of September 30, 2019, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2018	6,785,617	$0.75
Granted/Additions	-	-
Exercised	-	-
Expired or canceled	(640,573)	0.62
Outstanding at September 30, 2019	6,145,044	$0.76

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2019:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	2,524,513	8.73	$0.22	2,524,513
0.38	1,162,500	7.29	0.375	1,162,500
0.51	242,966	7.70	0.51	242,966
0.58	271,224	7.08	0.58	271,224
0.73	1,025,000	6.48	0.73	1,025,000
1.37	150,000	5.81	1.37	150,000
1.43	525,000	5.66	1.43	525,000
2.60	5,280	4.76	2.60	5,280
2.79	9,760	4.26	2.79	9,760
2.95	150,000	4.63	2.95	150,000
11.88	2,359	2.26	11.88	2,359
15.00	75,000	5.66	15.00	75,000
19.80	1,442	2.09	19.80	1,442
	6,145,044	7.48	$0.76	6,145,044

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.185 as of September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

All the compensation expense was recorded prior to the close of the Merger, as the vesting of all the options was accelerated due to the effective change in control of the Company, and as such no compensation expense related to the above options was recorded during the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was no future compensation cost as all stock options are vested at September 30, 2019.

On April 22, 2019 and in conjunction with the close of the Merger, the Company recorded approximately $341,000 in compensation cost as a result of the acceleration of the vesting schedule of approximately 328,000 Oncotelic options. Pursuant to the Merger these options were converted into Common and Series A Preferred Shares in the Company.

On August 23, 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. Details of the agreements and the incentive compensation is described in detail in Note 9 – Commitments & Contingencies under “Employment Agreements”. The incentive stock options or the restricted stock awards granted to the Company’s executive officers have not been issued as of the date of this filing.

Warrants

Pursuant to the Merger, Mateon’s Common Stock and corresponding outstanding warrants survived. The below information details represents Mateon’s associated warrant activity pre and post merger.

The issuance of warrants to purchase shares of the Company’s Common Stock including those attributed to debt issuances are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2018	24,380,893	$1.05
Granted	-	-
Exercised	-	-
Expired or cancelled	(4,865,106)	2.82
Outstanding at September 30, 2019	19,515,787	$0.60

The following table summarizes information about warrants outstanding and exercisable at September 30, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	3.64	$0.20	1,487,500
0.40	14,875,000	0.64	0.40	14,875,000
1.71	2,919,710	0.50	1.71	2,919,710
2.13	233,577	0.48	2.13	233,577
	19,515,787	0.73	$0.60	19,515,787

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable. There were no warrants issued during the three and nine months ended September 30, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company had a lease for its corporate headquarters, which expired in June 2019. The lease was for a total of 5,275 square feet of office space located in South San Francisco, California. Rental expense related to that corporate headquarters was $35,772 and $35,772 for the three and nine months ended September 30, 2019. Currently, the Company is leasing the office located at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 on a month-to-month basis until such time a new office is identified.

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

Employment Agreements

On August 23, 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. On November 18, 2019, upon review of said employment agreemen with Dr Uckun, it was observed that the agreement submitted for Dr. Uckun was the incorrect document. The Company has submitted the correct employment agreement with this Quarterly Report on Form 10Q. No compensatory terms of the earlier agreement submitted have changed.

The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by the Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board (“Compensation Committee”) from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee.

The Employment Agreements provide for equity awards to each executive under the terms of the Company’s stock option plans. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Company’s Common Stock, par value $0.01 per share. The Company will compensate Messrs. Trieu, Uckun, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock will vest fully on the one-year anniversary of employment. As of September 30, 2019, the restricted shares have yet to be issued. The Employment Agreements also provide for grants of incentive stock options to purchase shares of the Company’s Common Stock under the Stock Plan. Such options shall vest and become exercisable after one year of employment. As of September 30, 2019, the Company these options have yet to be granted. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the Stock Plan.

The initial restricted stock grants and stock option grants have been set for the executives as follows:

Executive	Title	Restricted Stock (Shares)	Stock Options (Shares)
Vuong Trieu	Chief Executive Officer	209,302	313,953
Fatih Uckun	Chief Medical Officer	186,047	279,070
Chulho Park	Chief Technology Officer	162,791	244,186
Amit Shah	Chief Financial Officer	148,837	223,256

The incentive stock options or the restricted stock awards granted to the Company’s executive officers have not been issued as of the date of this filing.

NOTE 11 – SUBSEQUENT EVENTS

Merger with PointR

On August 17, 2019, the Company entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR. Upon the terms of, and subject to the satisfaction of the conditions described in, the PointR Merger Agreement, PointR would be merged with and into a newly formed subsidiary of the Company (the “PointR Merger Sub”), with PointR surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to create a publicly-traded artificial intelligence driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma.

On November 1, 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the PointR Merger Agreement with PointR. The Amendment revised certain terms of the PointR Merger Agreement to provide that holders of PointR common stock would receive shares of the Company’s Preferred Stock in lieu of the Company’s Common Stock in connection with the merger. The Amendment revised the terms of the milestones for earn-out payment as well.

On November 4, 2019, pursuant to the terms of the PointR Merger Agreement the Company completed the merger with PointR. On the effectiveness of the merger, the outstanding common stock of PointR immediately prior to the merger, including the conversion of a $200,000 note with accrued interest, excluding any shares of PointR held by stockholders exercising dissenters’ appraisal rights, was converted solely into the right to receive approximately 84,475 shares of the Company’s Preferred Stock.

Immediately following the closing of the Merger, the former PointR security holders own approximately 23.29% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon the conversion of the Company’s Preferred Stock), and the Company’s stockholders prior to the Merger own approximately 76.71% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Company’s Preferred Stock).

Amendments to Peak One Convertible Note and TFK Note

On November 5, 2019, the Company and Peak One amended the Convertible Note under Tranche #1 to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if Peak One wished to convert the Convertible Note at $0.10. The Company compensated Peak One 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to Peak One on November 18, 2019.

Similarly, TFK amended the TFK Convertible Note to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the Convertible Note at $0.10 per share The Company compensated TFK 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to Peak One on November 18, 2019.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2019, and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;
●	expectations concerning our ability to raise additional funding and to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and
●	the anticipated impact of any changes in industry regulation.

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

On April 22, 2019, following the satisfaction of closing conditions contained in the merger agreement, the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the merger as a wholly-owend subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued approximately 41,000,033 million shares of common stock, par value $0.01 per share (“Common Stock”) and 193,713 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to the former stockholders of Oncotelic in exchange for all of the previously outstanding shares of Oncotelic common stock.

Each share of Preferred Stock is convertible into 1,000 shares of common stock and is eligible to vote on stockholder matters on an as-converted basis. The Preferred Stock is convertible on a (i) optional conversion by the holder at any time or (ii) mandatory conversion upon the availability of a sufficient number of authorized shares of common stock. As a result of the Merger, the former Oncotelic security holders immediately before the Merger owned approximately 85% of the issued and outstanding Common Stock, including shares of Common Stock that are issuable upon conversion of the Preferred Stock, and the stockholders of the Company immediately before the merger owned the remaining 15% immediately following the Merger.

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

Board and Management Changes

In accordance with the terms of the merger agreement, Vuong Trieu, Ph.D., Oncotelic’s Chairman and Chief Executive Officer, was appointed to the Company’s board of directors and was appointed as Chief Executive Officer of the Company and Chairman of the board of directors. The Company’s previous Chief Executive Officer, William D. Schwieterman, M.D., resigned from his position as Chief Executive Officer, although he remains a member of the Company’s board of directors. Also, in accordance with the terms of the merger agreement, all of the other previous directors of the Company resigned effective with the closing of the Merger.

Effective June 30, 2019, Matthew Loar resigned from his position as Chief Financial Officer (“CFO”) of the Company. The Company has retained Amit Shah as his successor. Mr. Shah commenced his position as CFO of the Company effective July 1, 2019, initially as a consultant CFO and effective August 1, 2019 as an executive employee.

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

Oncotelic’s self-immunization protocol (SIP™) is based on novel and proprietary sequential treatment of cancers with OT-101 (an antisense against TGF-ß2) and chemotherapies. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. We believe that a rational combination of the Oncotelic SIP™ platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer.

For the past year we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of Mateon’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Mateon creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol.

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

On April 23, 2019, the Company completed the initial tranche of financing pursuant to the Bridge Financing. In connection with the Bridge Financing, the Company issued a $200,000 principal amount Convertible Debenture to Peak One, a $200,000 principal amount Convertible Debenture to TFK and an aggregate $200,000 principal amount Convertible Debenture to the Bridge Investors. Each of the Convertible Debentures were issued at a 10% original issue discount for gross proceeds of $540,000. The Debentures will mature on the third anniversary of their issuance and may be redeemed by the Company prior to maturity, subject to the prepayment penalties.

On June 12, 2019, the Company entered into an amendment of its securities purchase agreement with Peak One (the “Amendment”) in connection with the draw-down of the second tranche, and to provide for additional borrowing capacity under the agreement.

On June 14, 2019, the Company closed the second tranche of financing with Peak One, issuing an additional $200,000 face amount Convertible Debenture for gross proceeds of $179,000 after original issue discount. Concurrent with the issuance of the second tranche, the Company entered into the Amendment to increase the total borrowing amount under the Securities Purchase Agreement with Peak One to up to $600,000, adding the ability to borrow up to an additional $200,000 in a third tranche through the issuance of an additional Convertible Debenture.

On August 6, 2019, pursuant to the Bridge SPA, the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. Tranche #2 has a principal balance of $200,000, an OID of $20,000 and debt issuance costs of $5,000, resulting in net proceeds of $175,000, with a maturity date of August 6, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event Amounts due under Tranche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

Following, the drawdown of the second tranche from the Bridge Investor, up to $400,000 in face value of Convertible Debentures remains available under the Securities Purchase Agreements.

For additional information concerning the merger with Oncotelic, the CVRs, the management change and the bridge financings, see our Current Reports on Form 8-K filed with the SEC on April 18 and April 25, 2019.

Note Purchase Agreement with PointR Data, Inc.

On July 22, 2019, the Company entered into a Note Purchase Agreement with PointR Data, Inc. Pursuant to the Note Purchase Agreement, the Company issued a Convertible Promissory Note to PointR Data, Inc. in the principal amount of $200,000. The Convertible Promissory Note bears interest at a rate of 8% per annum. Interest payments are due monthly on the 15th day of each calendar month (or the next business day thereafter), and are payable, at the option of the holder, either in cash or in shares of the Company’s Common Stock, valued at the closing price of the Common Stock on the principal market on which the Common Stock is either traded or quoted at such time. The Convertible Promissory Note is due and payable on demand by the holder (a) at any time after January 1, 2020 or (b) upon the occurrence of an Event of Default (as defined in the Convertible Note and the Note Purchase Agreement). All amounts outstanding under the Convertible Promissory Note will be automatically be converted into the Company’s securities issued in next equity financing raising gross proceeds of $10 million or more (a “Qualified Financing”) at the price per share paid by investors in the Qualified Financing.

Merger Agreement with PointR Data, Inc.

On August 17, 2019, the Company entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR Data, Inc., a Delaware corporation (“PointR”), a privately-held, developer of high performance cluster computer and artificial intelligence applications. The PointR Merger Agreement provided, that subject to the satisfaction of certain conditions, PointR would be merged with and into a newly formed subsidiary of the Company (the “PointR Merger”), with PointR surviving the Merger as a wholly-owned subsidiary of the Company.

At the effective time of the PointR Merger, holders of PointR common stock prior to the PointR Merger were entitled to receive an aggregate of $15,000,000 payable in shares of Mateon common stock, calculated at a price of $0.18 per share. The Merger Agreement also provides for two additional tranches of merger consideration based on PointR’s achievement of a development milestone and a revenue milestone. The development milestone is triggered on the completion of an artificial intelligence tool or platform that will analyze data and can be used to identify patients that will benefit from a particular targeted drug. The revenue milestone is triggered on securing a licensing contract from a third party customer that will generate a minimum of $100 million in license fees over the life-time of the contract, of which at least $10 million shall have been received. Each additional tranche of merger consideration is for an aggregate value of $7,500,000 and payable in additional shares Mateon common stock, based on the market price at the time of payment, subject to a minimum value of $0.18 per share. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

On November 1, 2019, after the period covered by this Quarterly Report, the Company entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”) with PointR. The Amendment revised the terms of the PointR Merger Agreement to provide that holders of PointR common stock will receive shares of the Company’s Preferred Stock in lieu of the Company’s Common Stock in connection with the Merger. The Amendment also revised the milestones for the earn-out payment under the Merger Agreement. The development milestone is triggered on either (a) the completion of an artificial intelligence tool or platform that will analyze data and can be used to identify patients that will benefit from a particular targeted drug, or (b) the execution of a statement of work with a third party customer to provide use of an artificial intelligence platform which is designed to create efficiencies in the pharmaceutical manufacturing process and the Company provides follow on work for a period of 30 to 60 additional days. The revenue milestone is triggered on (a) securing a licensing contract from a third party customer that will generate a minimum of $100 million in license fees over the life-time of the contract, of which at least $10 million shall have been received, (b) any joint venture partially owned by the Company or PointR which uses the artificial intelligence platform for strategic purposes, closes a liquidity event (including any initial public offering, reverse merger with a publicly traded company or acquisition), or (c) the artificial intelligence platform materially facilitates the discovery of a drug that receives FDA marketing approval. Each additional tranche of merger consideration is for an aggregate value of $7,500,000 and payable in additional shares of the Company’s Common Stock, based on the market price at the time of payment, subject to a minimum value of $0.18 per share.

On November 4, 2019, subsequent to the period covered by this Quarterly Report, in accordance with the terms of the PointR Merger Agreement the Company completed the PointR Merger. On the effectiveness of the PointR Merger, the shares of PointR common stock outstanding immediately prior to the Merger and $200,000 Convertible Promissory Note, with accrued interest thereon was converted solely into the right to receive 84,475 shares of the Company’s Series A Preferred Stock. Immediately following the closing of the Merger, the former PointR security holders own approximately 23.29% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Preferred Stock), and the Company’s stockholders prior to the Merger own approximately 76.71% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Series A Preferred Stock).

The PointR Merger is intended to create a publicly-traded artificial intelligence driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma.

Results of Operations

The Merger with Oncotelic was treated as a “reverse merger” for accounting purposes. In accordance with the reporting requirements and commencing with the Quarterly Report ending June 30, 2019, the Company will be reporting historical financial data of Oncotelic for all periods prior to the date of the merger, and for the combined company for all periods after the date of the merger. Accordingly, the following management discussion and analysis should be read together with the audited financial statements and notes for Oncotelic, Inc. included in our Current Report on Form 8K/A filed with the SEC on July 8, 2019. The financial statements for the Company included in this Quarterly Report for periods prior to the Merger are not the same as those reported Company’s prior filings with the SEC which were derived the operations of Mateon only. As the results of operations for the periods under report are for Oncotelic operations only prior to the effective date of the Merger and the combined operations after the effective date, the results of operations are not comparative.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

A comparison of the Company’s operating results for the three months ended September 30, 2019 and 2018, respectively, is as follows.

Three months ended September 30, 2019 and 2018:

	2019	2018	Variance
Operating expenses:
Research and development	$343,789	$131,749	$212,040
General and administrative	586,924	82,284	504,640
Total operating expenses	930,713	214,033	716,680
Loss from operations	(930,713)	(214,033)	(716,680)
Interest expense	(60,413)	-	(60,413)
Net loss	$(991,126)	$(214,033)	$(777,093)

Research and Development Expenses

Research and development (R&D) expenses increased by approximately $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018. Of this amount, approximately $0.1 million was the result of the inclusion of Mateon’s R&D operations and approximately $0.1 million was the result of an increase in Oncotelic’s R&D operations. Mateon’s R&D activities of $0.1 million was primarily due to personnel costs. The financial information presented does not include any R&D activity for Mateon for the period ended September 30, 2018 and as such the results for the Company are not directly comparative from period to period.

The increase of approximately $0.1 million in Oncotelic’s R&D activities is primarily due to higher personnel costs of approximately $0.1 million paid to a related party to conduct the R&D activities with the lead product candidate OT-101.

As a result of the Merger with Oncotelic, we expect to increase research and development activities, including the initiation of new clinical trials, and therefore believe that research and development expenses will increase for the remainder of 2019 compared to research and development expenses in 2018, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (G&A) expenses increased by approximately $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of approximately $0.3 million in G&A expenses for Oncotelic’s operations and the addition of approximately $0.2 million related to Mateon’s G&A operations as a result of the merger in the current period.

The increase of approximately $0.3 million in Oncotelic’s G&A activities is primarily due to higher legal and professional costs of approximately $0.15 million and related party personnel costs of approximately $0.1 million. The approximately $0.2 million in Mateon’s G&A activities was primarily due to approximately $0.1 million of higher personnel costs and approximately $0.1 million for legal and professional services.

As a result of the Merger with Oncotelic, we expect general and administrative expenses to increase for the remainder of 2019 compared to the first nine months of 2019 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Net Loss

We recorded a net loss of approximately $1 million for the three months ended September 30, 2019, compared to a net loss of approximately $0.2 million for the three months ended September 30, 2018. The increased loss of approximately $0.8 million for the three months ended September 30, 2019 as compared to the same period of 2018 was due to the Merger and the addition in the current period of approximately $0.4 million of expenses related to the Mateon operations which were not included in the previous year’s operations and an increase of approximately $0.4 million in expenses related to Oncotelic operations. The financial information presented does not include any expenses for the Mateon operations for the period ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

A comparison of the Company’s operating results for the nine months ended September 30, 2019 and 2018, respectively, is as follows.

Nine months ended September 30, 2019 and 2018:

	2019	2018	Variance
Operating expenses:
Research and development	$1,109,050	$363,135	$745,915
General and administrative	1,958,731	195,000	1,763,731
Total operating expenses	3,067,781	558,135	2,509,646
Loss from operations	(3,067,781)	(558,135)	(2,509,646)
Interest income	123	-	123
Interest expense	(88,641)	-	(88,641)
Net loss	$(3,165,299)	$(558,135)	$(2,607,164)

Research and Development Expenses

Research and development (R&D) expenses increased by approximately $0.7 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the inclusion of approximately $0.3 million in Mateon’s R&D operations and an increase of approximately $0.4 million in Oncotelic’s R&D operations. Mateon’s R&D activities was primarily due to personnel costs of approximately $0.3 million. The financial information presented does not include any R&D activity for Mateon for the period ended September 30, 2018 and as such the results for the Company are not directly comparative from period to period.

The increase of approximately $0.4 million in Oncotelic’s R&D activities is primarily due to higher personnel costs of approximately $0.4 million paid to a related party to conduct the R&D activities with the lead product candidate OT-101.

As a result of the Merger with Oncotelic, we expect to increase research and development activities, including the initiation of new clinical trials, and therefore believe that research and development expenses will increase for the remainder of 2019 compared to research and development expenses in 2018, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (G&A) expenses increased by approximately $1.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of approximately $1.3 million in G&A expenses for Oncotelic’s operations and the inclusion of approximately $0.5 million in Mateon’ G&A operations.

The increase of approximately $1.3 million in Oncotelic’s G&A activities is primarily due to higher legal and professional costs of approximately $0.4 million, related party personnel costs of approximately $0.5 million, stock based compensation of approximately $0.3 million and approximately $0.1 million of other corporate and facility expenses. The approximately $0.5 million in Mateon’s G&A activities was primarily due to approximately $0.4 million of higher personnel costs and approximately $0.1 million for legal and professional services.

As a result of the Merger with Oncotelic, we expect general and administrative expenses to increase for the remainder of 2019 compared to the first nine months of 2019 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Net Loss

We recorded a net loss of approximately $3.2 million for the nine months ended September 30, 2019, compared to a net loss of approximately $0.6 million for the nine months ended September 30, 2018. The increased loss of approximately $2.6 million for the nine months ended September 30, 2019 as compared to the same period of 2018 was due to the Merger and the addition in the current period of approximately $0.8 million of expenses related to the Mateon operations which were not included in the prior year’s operations and an increase of approximately $1.8 million related to Oncotelic operations. The financial information presented does not include any expense for the Mateon operations for the period ended September 30, 2018.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2019 (Unaudited)	December 31, 2018
Cash	$16	$2
Working capital	(2,657)	(281)
Stockholders’ Equity	4,800	2,465

The Company has experienced net losses every year since inception and as of September 30, 2019 had an accumulated deficit of approximately $8.6 million. As of September 30, 2019, the Company had approximately $16,000 in cash and current liabilities of approximately $2.7 million, of which approximately $1.3 million are net assumed liabilities of Mateon as part of the merger. The Company does not expect to generate revenue from product sales in the near future, and expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of Oncotelic’s lead product candidate, OT-101 in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. Since April 2019, the Company has raised $1,084,000, net of cash discounts of $116,000, through the sale of convertible debentures.

Following, the drawdown of the second tranche from the Bridge Investor, up to $400,000 in face value of Convertible Debentures remains available under the Securities Purchase Agreements.

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

Cash Flows

	Nine Month Ended September 30,
	2019	2018
Net cash used in operating activities	$(1,336,295)	$(200,935)
Net cash provided by investing activities	182,883	-
Net cash provided by financing activities	1,167,120	200,000
Increase (decrease) in cash	$13,708	$(935)

Operating Activities

Net cash used in operating activities was approximately $1.3 million for the nine months ended September 30, 2019. This was due to the net loss of approximately $3.2 million, which was partially offset by non-cash charges of approximately $0.9 million and changes in operating assets and liabilities of approximately $0.9 million.

Net cash used in operating activities was approximately $0.2 million for the nine months ended September 30, 2018, due to the net loss of approximately $0.6 million and changes in operating assets and liabilities of approximately $0.3 million, which were partially offset by non-cash charges of approximately $21 thousand.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities, which was approximately $0.2 million and which was attributable to the cash received in the merger. No similar cash was recorded during the same period of 2018.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $1.2 million, consisting of approximately $0.8 million from the issuance of the Convertible Debentures in connection with the Bridge Financing, approximately $0.1 million from the issuance of the Convertible Debentures to a related party, $0.2 million from the issuance of the Convertible Debentures to PointR and approximately $0.1 million from the sale of Common Stock.

For the nine months ended September 30, 2018, net cash provided by financing activities was $200,000 from the sale of Oncotelic common stock.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report. Although we adopted a new accounting standard related to the treatment of operating leases at the beginning of 2019, the adoption did not have any impact on our financial statements primarily because we only had one operating lease which was subject to the new accounting standard at the beginning of 2019, and the lease terminated on June 30, 2019. We currently have only one month-to-month lease for our office.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Material weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of September 30, 2019 was not effective as a result of certain material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. In June 2019, the Company entered into a consulting agreement with Mr. Amit Shah to serve as a consulting Chief Financial Officer to the Company. On August 23, 2019, the Company entered into an employment agreement with Mr. Amit Shah, effective August 1, 2019, to serve as the Company’s Chief Financial Officer. For the fiscal year ended December 31, 2019, and as a result of the Merger with our wholly-owned subsidiary Oncotelic, Inc. we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our Current Report on Form 8K/A filed with the SEC on July 8, 2019. The risks described below and in our Form 8-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

For accounting purposes, the merger was treated as a “reverse merger” under U.S. GAAP and Oncotelic is considered the accounting acquirer. Oncotelic’s historical results of operations have replaced the Mateon’s historical results of operations for all periods prior to the merger and, for all periods following the merger, the Company’s financial statements will reflect the results of operations of the combined Company. As a result, period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below.

Equity Transactions

Merger with PointR

On November 4, 2019, pursuant to the terms of the PointR Merger Agreement the Company completed the Merger with PointR. On the effectiveness of the Merger, the outstanding common stock of PointR immediately prior to the Merger (excluding any shares of PointR held by stockholders exercising dissenters’ appraisal rights) was converted solely into the right to receive 84,475 shares of the Company’s Preferred Stock.

On November 4, 2019, the Convertible Promissory Note, with accrued interest thereon, was converted into the Company’s Series A Preferred Stock and is a part of the total consideration of 84,475 Series A Preferred Stock issued to the PointR shareholders.

Amendments to Peak One Convertible Note and TFK Note

On November 5, 2019, the Company and Peak One amended the Convertible Note under Tranche #1 to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if Peak One wished to convert the Convertible Note at $0.10. The Company compensated Peak One 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to Peak One on November 18, 2019.

Similarly, TFK amended the TFK Convertible Note to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the Convertible Note at $0.10 per share The Company compensated TFK 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to TFK on November 18, 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 23, 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer, and filed a Current Report on Form 8-K on August 28, 2019 alongwith all the employment agreements as exhibits 10.1 to 10.4.

                On November 18, 2019, upon review of said employment agreement with Dr Uckun, it was observed that the agreement submitted for Dr. Uckun was the incorrect document. The Company has submitted the correct employment agreement with this Quarterly Report on Form 10Q. No compensatory terms of the earlier agreement submitted have changed.

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

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed on August 21, 2019)
2.2	Amendment No.1 to Agreement and Plan of Merger, dates as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corporation (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed on November @@, 2019)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed on April 25, 2019).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Debenture, issued by the Company to PointR Data (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on July 23, 2019)
(10)	Material Agreements
10.1	Separation and Release Agreement, dated July 1, 2019, by and between the Company and Matthew M. Loar‡ (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on July 5, 2019)
10.2	Note Purchase Agreement, dated July 22, 2019, between the Company and PointR Data, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2019)
10.3‡	Employment Agreement, dated August 23, 2019, between the Company and Dr. Vuong Trieu (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2019)
10.4‡	Employment Agreement, dated August 23, between the Company and Dr. Fatih Uckun (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 29, 2019)
10.5‡	Employment Agreement, dated August 23, 2019, between the Company and Dr. Chulho Park (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 29, 2019)
10.6‡	Employment Agreement, dated August 23, 2019, between the Company and Mr. Amit Shah (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 29, 2019)
10.7	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPUSA), dated September 5, 2019, between the Company and WideTrial, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2019)
10.8	Agreement for Delivery and Licensed Use Data Generated from OT-101 U.S. Expanded Access (Data License 1), dated September 5, 2019, between the Company and WideTrial, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 10, 2019)
10.9	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement), dated September 5, 2019, between the Company and WideTrial, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 10, 2019)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 19, 2019

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 19, 2019

