Form 10-K/A
period 2019-12-31
MATEON THERAPEUTICS INC
filed 2020-05-20
CIK 908259

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

As of May 8, 2020 the aggregate number of outstanding shares of common stock of the registrant was 87,012,809

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mateon Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 25, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. The Company is currently in the planning and researching stages for the development of its lead product OT-101 as an antiviral for the current Coronavirus (“COVID-19”) pandemic, which is consuming the majority of its staffing and financial resources. Additionally, the Company’s key internal accounting personnel responsible for assisting the Company in the preparation of its financial statements are being required to work remotely because of the COVID-19 pandemic. Due to these circumstances, the Company was unable to timely provide to its auditors and accountants the financial records to provide consent, which resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 14, 2020, and therefore relied on the Order due to circumstances related to COVID-19.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mateon Therapeutics, Inc.

Date: May 20, 2020	By:	/S/ VUONG TRIEU
VUONG TRIEU, PH. D.
Chief Executive Officer