Form 10-Q
period 2020-03-31
MATEON THERAPEUTICS INC
filed 2020-06-29
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	MATN	N/A

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

As of June 24, 2020, there were 88,601,912 shares of the registrant’s common stock outstanding.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Mateon Therapeutics, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 4, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”). The COVID-19 pandemic has caused disruptions in the Company’s business and operations, including due to recent quarantines, shelter-in-place orders, travel bans, illnesses and other limitations, which have required the Company’s employees to work remotely and disrupted normal interactions with accounting personnel, legal advisors and other parties involved in the preparation of this Quarterly Report. This prevented the Company from completing the tasks necessary to file this Quarterly Report by its May 11, 2020 due date. The Company relied on the SEC’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$183,437	$81,964
Accounts receivable	19,748	149,748
Prepaid & other current assets	70,967	41,288

Total current assets	274,152	273,000

Development equipment, net of depreciation of $73,823 and $64,404	38,135	47,554
Intangibles, net of accumulated amortization of $98,449 and $85,608	911,731	924,572
In process research and development, net of accumulated amortization of $68,860 & $0	1,308,340	1,377,200
Goodwill	21,062,455	21,062,455
Other long term assets	1,800	-
Total assets	$23,596,613	$23,684,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,202,571	$2,054,983
Accounts payable to related party	763,026	601,682
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	1,778,272	540,517
Convertible debt, related party, net of costs	16,019	16,474
Convertible debt, net of costs	1,099,289	944,450

Total current liabilities	8,484,177	6,783,106

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 278,188 and 278,188 shares issued and outstanding	2,782	2,782
Common stock, $.01 par value; 150,000,000 shares authorized; 88,032,112 and 84,069,967 issued and outstanding, respectively	880,321	840,700
Additional paid-in capital	31,014,633	28,185,599
Accumulated deficit	(16,785,300)	(12,127,406)

Total stockholders’ equity	15,112,436	16,901,675

Total liabilities and stockholders’ equity	$23,596,613	$23,684,781

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2020 and 2019

	For theThree Months Ended March 31,
	2020	2019

Service Revenue	$340,855	$-

Operating expenses:
Research and development	311,999	404,848
General and administrative	2,677,503	571,215
Total operating expenses	2,989,502	976,063

Loss from operations	(2,648,647)	(976,063)
Other expense:
Interest income	10	-
Interest expense	(1,148,361)	-
Change in fair value of derivative on debt	(736,298)	-
Loss on debt conversion	(124,598)	-
Total other expense	(2,009,247)	-
Net Loss	$(4,657,894)	$(976,063)

Basic and diluted net loss per share attributable to common stock	$(0.05)	$(0.14)
Basic and diluted weighted average common stock outstanding	84,917,073	6,925,528

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$16,901,675

Stock-based compensation	-	-	-	-	2,147,591	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-	721,064
Net loss	-	-				(4,657,894)	(4,657,894)
Balance at March 31, 2020	278,188	$2,782	88,032,112	$880,321	$31,014,633	$(16,785,300)	$15,112,436

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759

Common shares issued for cash	-	-	20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Stock-based compensation	-	-	-	-	268,259	-	268,259
Net loss	-	-	-	-	-	(976,063)	(976,063)
Balance at March 31, 2019	-	$-	7,037,168	$70,372	$8,892,149	$(6,466,340)	$2,496,181

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,657,894)	$(976,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred finance costs	1,148,305	-
Amortization of intangible assets	81,701	12,841
Stock-based compensation	2,147,591	268,259
Depreciation on development equipment	9,329	-
Issuance of common shares for settlement of accounts payable to related party	-	238,090
Issuance of common stock in lieu of cash for services		418,136
Change in fair value of derivative	736,297	-
Loss on debt conversion	124,598	-
Changes in operating assets and liabilities:
Prepaid expenses & other current assets	100,321	33,140
Accounts payable and accrued expenses	179,881	(112,398)
Accounts payable to related party	161,344	-
Net cash provided by (used in) operating activities	31,473	(117,995)

Cash flows from financing activities:
Proceeds from sales of common stock	-	83,000
Net proceeds from convertible notes payable, related party	70,000	32,000
Net cash provided by financing activities	70,000	115,000

Net increase (decrease) in cash	101,473	(2,995)

Cash - beginning of period	81,964	3,478

Cash - end of period	$183,437	$483

Supplemental cash flow information:
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$721,064	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) (the “Parent”, “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both the Parent and its wholly-owned subsidiary Oncotelic, Inc. (“Oncotelic”), a Delaware corporation (collectively, the “Company”). Mateon is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

The Company is also planning to develop OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic.

On August 17, 2019, the Company entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR Data, Inc. (“PointR”). Upon the terms of, and subject to the satisfaction of the conditions described in the PointR Merger Agreement, PointR would be merged with and into a newly formed subsidiary of the Company (the “PointR Merger Sub”), with PointR surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to create a publicly-traded artificial intelligence (“AI”) driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma.

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

Please review Note 12 – Subsequent events for more information on updates since March 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Mateon and its wholly owned subsidiaries, Oncotelic and PointR. Intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $16.8 million since inception, had negative working capital of $8.2 million at March 31, 2020, of which approximately $1.3 million is attributable to assumed negative working capital of Mateon and $2.6 million contingent liability of issuance of common shares of Mateon to PointR shareholders upon achievement of certain milestones in accordance with the merger agreement with PointR, and has mostly had negative cash flows from operations through the three months ended March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In April 2019, the Company entered into a Securities Purchase Agreement with two institutional investors for a commitment to purchase convertible debentures in the aggregate principal amount of up to $400,000.

Further, in Aril 2019, the Company entered into a Securities Purchase Agreement with our CEO and an investor (the “Bridge Investor”) for a commitment to purchase convertible debentures in the aggregate amount of up to $400,000.

In April 2019, the Company issued two convertible notes in the principal amount of $200,000 each, both including an original issue discount (“OID”) of $20,000 and deferred financing costs of $5,000 each, receiving net proceeds of $350,000, which were used by the Company for working capital and general corporate purposes. (See Note 6).

In April 2019, the Company issued a convertible debenture totaling $35,556 to the Bridge Investor, including OID of $3,556, receiving net proceeds of $32,000, which were used by the Company for working capital and general corporate purposes. (See Note 6)

Also In April 2019, the Company issued a convertible note totaling $164,444, including OID of $16,444, to our Chief Executive Officer, receiving net proceeds of $148,000, which were used by the Company for working capital and general corporate purposes. (See Note 6)

In June 2019, the Company received the second tranche under the first Securities Purchase Agreement above. The second tranche totaled $200,000, including $20,000 OID and $1,000 of deferred financing costs, receiving net proceeds of $179,000, which is planned to be used by the Company for working capital and general corporate purposes. (See Note 6)

In July 2019, the Company entered into a convertible note purchase agreement with PointR, a privately held, developer of high-performance cluster computer and AI applications, for $200,000. The convertible note bore an interest rate of 8% per annum due on 15th of each month and is payable, at the option of the holder, either in cash or in shares of the Company’s Common Stock. The convertible note had a maturity date of January 1, 2020.

In August 2019, the Company closed the second tranche of financing with our Bridge Investor, issuing an additional $200,000 face amount convertible debenture, including OID of $20,000 and $5,000 deferred financing costs, receiving net proceeds of $175,000. Following the drawdown of the second tranche from the Bridge Investor, up to $400,000 in face value of Debentures remains available under the Securities Purchase Agreement.

In December 2019, the Company closed a financing raising an additional $500,000 for gross proceeds of $1.0 million (“Fall 2019 Debt Financing”). The transactions complete the previously announced offering, under which the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain accredited investors for the sale of convertible promissory notes (the “Notes”). The Company completed the initial closing under the Note Purchase Agreement on November 23, 2019, issuing a $250,000 principal amount Note to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing the Company issued Notes to additional investors including $250,000 to Dr. Sanjay Jha, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain payables due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted that into the debt under the Fall 2019 Debt Financing. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah which was due as accounts payable was exchanged into convertible debt. The Company also issued notes of $168,000 to two unaffiliated accredited investors.

During the three months ended March 31, 2020, the Company’s CEO provided funding of $70,000 to the Company.

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

Cash

As of March 31, 2020, and December 31, 2019, the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Investment in Equity Securities

Prior to the Merger, Oncotelic received Series E Preferred Shares of Adhera Therapeutics, Inc. (“Adhera”) in consideration for the issuance of Oncotelic’s Common Stock under various Securities Purchase Agreements. The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 321, Investments –Equity Securities (“ASC 321”). The Company subsequently marks the investments to market at each reporting period and, in accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Consolidated Statement of Operations. During the fourth quarter of the year ended December 31, 2019, the Company evaluated the fair value of the investment based on a recent filing by Adhera, in which Adhera describes their current financial condition including the potential to file for bankruptcy, the Company believes that the long term investment in Adhera is impaired and therefore, determined to write off the entire investment.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020. The derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 6), consisted of conversion feature derivatives at March 31, 2020, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2020:

Conversion Feature
Balance at December 31, 2019	$540,517
New derivative liability	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(368,811)
Change in fair value	736,298

Balance at March 31, 2020	$1,778,272

As of March 31, 2020, and December 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2020:

March 31, 2020
Key Assumptions for
fair value of conversions
Risk free interest	0.23% to 2.26%
Market price of share	$0.17
Life of instrument in years	2.06 - 2.35
Volatility	150.65%
Dividend yield	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2020 and March 31, 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Below is the fair value measurements for the investments in equity securities that the Company held as of March 31, 2019:

As of March 31, 2019	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Investments in Equity Securities
Adhera Therapeutics – Convertible Series E Preferred Shares	$-	$-	$-	$1,769,300	$1,769,300
	$-	$-	$-	$1,769,300	$1,769,300

Through September 30, 2019, the Company had opined that since the Adhera Convertible Series E Preferred shares contained “full-ratchet” anti-dilution provisions, if Adhera were to issue any new common shares or derivative securities convertible into shares of their common stock at a price that is lower than the conversion price for the Convertible Series E Preferred Stock (other than certain limited exempt issuances) then the conversion price for the Convertible Series E Preferred Stock would have automatically adjusted to the lower conversion price, as defined in the agreement with Adhera. The Adhera Convertible Series E Preferred shares are not publicly traded and there are no freely observable inputs from objective sources.

During the fourth quarter of the year ended December 31, 2019, the Company evaluated the fair value of the investment based on a recent filing by Adhera, in which Adhera describes their current financial condition including the potential to file for bankruptcy, the Company believed that the long term investment in Adhera is impaired and therefore, determined to write off the entire investment.

The change in the value of the investment, under level 3 of the Fair Value Measurement, is shown as under:

Year Ended
December 31, 2019

Opening Balance	$1,769,300
Value introduced	-
Write off value of investment	(1,769,300)
Closing balance	$-

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

	Three Months Ended March 31,
	2020	2019

Convertible notes	12,084,300	-
Stock options	6,135,284	-
Warrants	15,237,500	-
Potentially dilutive securities	33,457,084	-

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the Board of Directors (the “Board”) for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

For warrants issued in connection with fund raising activities, the Company estimates the grant date fair value of each warrant using the Black-Scholes pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the warrant, the expected volatility of the Common Stock consistent with the expected life of the warrant, risk-free interest rates and expected dividend yields of the Common Stock. If the warrants are issued upon termination or cancellation of prior issued warrants, then the Company estimates the grant date fair value of the new warrants using the Black-Scholes pricing model and evaluates whether the new warrants are deemed as equity instruments or liability instruments. If the warrants are deemed to be equity instruments, the Company records stock compensation expense and an addition to additional paid in capital. If however, the warrants are deemed to be liability instruments, then the fair value is treated as a deemed dividend and credited to additional paid in capital.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2020 and year ended December 31, 2019, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2020 and 2019, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three months ended March 31, 2020 and 2019, there were no impairment losses recognized for Goodwill.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

Under ASU 2014-9, the Company recognizes revenue when its customers obtain control of the promised good or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASU 2014-09, the Company identifies the performance obligation(s) in the contract by assessing whether the goods or services promised within each contract are distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company anticipates generating revenues from rendering services to other third party customers for the development of certain drug products and/or in connection with certain out-licensing agreements. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either upon achievement of certain pre-defined milestones, when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

The Company occasionally collects advance payments from customers toward commitments to provide services or performance obligations, in which case the advance payment is recorded as a liability until the obligations are fulfilled and revenue is recognized.

Research Service Agreement between Golden Mountain Partners LLC (GMP) and Mateon Therapeutics Inc./Oncotelic Inc. (“Mateon Entities”).

Oncotelic and GMP entered into a research and services agreement (the “Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. On March 18, 2020, the Company reported the positive anti-viral activity results of OT-101 in an in vitro antiviral testing performed by an independent laboratory to GMP. On March 23, 2020, the Company, Oncotelic and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of OT-101 within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID Field on a global basis, and an economic interest in the use of the Product in the COVID Field including 50/50 profit sharing. GMP paid the Company fees of $0.3 million during the three months ended March 31, 2020 and $0.9 million during the three months ended June 30, 2020 for the services rendered under the agreement and supplemental agreements. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred.

Research & Development Costs

In accordance with ASC 730-10-25 “Research and Development”, research and development costs are charged to expense as and when incurred.

Prior Period Reclassifications

Certain amounts in prior periods may have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting period unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 had no material impact on the Company’s consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted ASU 2015-14 during the three months ended March 31, 2020 as till then, no revenue was earned by the Company.

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

On the effectiveness of the Merger it is reflected that:

●	For all bookkeeping and accounting purposes, the closing of the Merger (the “Closing”) was to be deemed to have occurred at 10:00 am local time on April 22, 2019;

●	For the purposes of calculating the number of shares of the Company’s Common Stock, $0.01 par value per share, to be issued in exchange for common equity units of Oncotelic, Inc. in connection with the Merger, the conversion ratio was to be 3.97335267 for Common Stock and 0.01877292 of newly designated Series A Preferred;

●	41,419,934 shares of Mateon Common Stock were issued and outstanding as of the date of the Merger;

●	Oncotelic’s outstanding 10,318,746 shares of Common Stock, consisting of 7,866,335 outstanding shares of Common Stock, 3,102,411 converted options and 150,000 converted warrants, that were exchanged for an aggregate of (a) 41,000,033 shares of the Company’s Common Stock and (b) 193,713 shares of the Company’s newly designated Series A Preferred, par value $0.01 per share each of which are initially convertible into 1,000 shares of Common Stock upon (i) optional conversion by the holder at any time, or (ii) mandatory conversion upon the availability of a sufficient number of authorized but unissued Common Stock. Included in the shares issued to the former stockholders of Oncotelic are approximately 2.1 million shares of Common Stock and approximately 10,000 shares of the Series A Preferred which are to be issued subject to the holders’ waiver of dissenter’s rights; and

●	Holders of the Company’s Common Stock at the close of business on the date prior to the effectiveness of the Merger were issued a Contingent Value Right (“CVR”).

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

Merger with PointR

On August 17, 2019, the Company entered into the PointR Merger Agreement with PointR. Upon the terms of, and subject to the satisfaction of the conditions described in, the PointR Merger Agreement, PointR would be merged with and into the PointR Merger Sub, with PointR surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to create a publicly-traded AI driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma.

On November 1, 2019, the Company entered into the Amendment to the PointR Merger Agreement with PointR. The Amendment revised certain terms of the PointR Merger Agreement to provide that holders of PointR Common Stock would receive shares of the Company’s Series A Preferred in lieu of the Company’s Common Stock in connection with the merger. The Amendment revised the terms of the milestones for earn-out payment as well.

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

The number of shares of Common Stock equivalents Mateon issued to PointR stockholders, for purposes of this Quarterly Report on Form 10-Q, is calculated pursuant to the terms of the Merger Agreement based on Mateon Common Stock outstanding as of November 4, 2019, as follows:

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Assets and Liabilities Acquired:
Cash	$6,403

Fixed Assets	56,792

Other assets assumed (excluding cash and fixed assets)	260,905
In-process research and development	1,377,200
Liabilities assumed	(17,964)
Net assets acquired	1,683,336
Goodwill (a)	16,182,456
Purchase price (b)	$17,865,792

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

b. The total purchase price of $17,865,792 represents the consideration transferred from Mateon in the Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the Merger and includes $2,625,000 of contingent consideration of shares issuable to PointR shareholders upon achievement of certain milestones.

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

Mateon completed a Merger with Oncotelic (Note 3), which gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR (Note 3). In general, the goodwill is tested on an annual impairment date of December 31. However, since both mergers were completed in 2019 and both assets are currently being developed for various cancer and COVID-19 therapies, we do not believe the there are any factors or indications that the goodwill is impaired.

Assignment and Assumption Agreement with Autotelic, Inc.

In April 2018, Oncotelic entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Autotelic Inc., an affiliate company, and Autotelic LLC, an affiliate company, pursuant to which Oncotelic acquired the rights to all intellectual property (“IP”) related to a patented product. As consideration for the Assignment Agreement, Oncotelic issued 204,798 shares of its Common Stock for a value of $819,191. The Assignment Agreement also provides that Oncotelic shall be responsible for all costs related to the IP, including development and maintenance, going forward. All previous pass through charges related to this asset from Autotelic Inc. to Autotelic, LLC and then to Oncotelic will be null and void. As a result, Oncotelic wrote-off approximately $458,000 in previously billed charges related to the Oncotelic IP. which was recorded in general and administrative expense. Dr. Trieu, a related party, is a control person in Autotelic LLC and Autotelic Inc.

Intangible Asset Summary

The following table summarizes the balances as of March 31, 2020 and December 31, 2019, of the intangible assets acquired, their useful life, and annual amortization:

	March 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.54
Intangible asset – Capitalization of license cost	190,989	18.54
	1,010,180
Less Accumulated Amortization	(98,449)
Total	$911,731

	December 31, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.68
Intangible asset – Capitalization of license cost	190,989	18.68
	1,010,180
Less Accumulated Amortization	(85,608)
Total	$924,572

Amortization of identifiable intangible assets for the three months ended March 31, 2020 and 2019 was $12,841 and $12,841, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

2020	$38,524
2021	51,365
2022	51,365
2023	51,365
2024	51,365
Thereafter	667,747
$911,731

In-Process Research & Development (IPR&D) Summary

The following table summarizes the balances as of March 31, 2020 of the IPR&D assets acquired during the three months ended December 31, 2019. The Company will evaluate, on an annual basis, for any impairment and record an impairment if identified. No similar balances were present in 2019:

	March 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$1,377,200	4.75
	1,377,200
Less Accumulated Amortization	(68,860)
Total	$1,308,340

Amortization of identifiable intangible assets for the three months ended March 31, 2020 and 2019 was $68,860 and $0, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

2020	$206,580
2021	275,440
2022	275,440
2023	275,440
2024	275,440
$1,308,340

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2020	December 31, 2019

Accounts payable	$1,740,053	$1,793,033
Accrued expense	462,518	261,950
	$2,202,571	$2,054,983

	December 31, 2020	December 31, 2019

Accounts payable – related party	$763,026	$601,682

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES

As of March 31, 2020, convertible debentures and notes, net of debt discount, consist of the following amounts:

March 31, 2020

10% Convertible note payable, due April 23, 2022 – Peak One	$11,254
10% Convertible note payable, due June 12, 2022 – Peak One	(30,542)
10% Convertible note payable, due April 23, 2022 - TFK	14,984
10% Convertible note payable, due April 23, 2022 – Related Party	16,019
10% Convertible note payable, due April 23, 2022 – Bridge Investor	3,468
10% Convertible note payable, due August 6, 2022 – Bridge Investor	158,200
$173,383

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and included an initial debt discounts totaling $800,140, resulting from the recording of the original issue discount, the related financing costs, the beneficial conversion feature for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts was $359,971 and $0 for the three months ended March 31, 2020 and 2019, respectively. In addition, during the three months ended March 31, 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $163,855 upon the partial conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at March 31, 2020, was approximately $573,000.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended March 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2019, we had a derivative liability of approximately $541,000. The Company recorded additional derivative liability of approximately $870,000 during the three months ended March 31, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $369,000 of derivative liability following the conversion of certain notes to the Company’s common stock in the three months ended March 31, 2020. Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option. As of March 31, 2020, the Company had a derivative liability of approximately $1,778,000 and a change in fair value of approximately $736,000.

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

Peak One converted $150,000 of their total debt into 2,012,145 shares of Mateon during the three months ended March 31, 2020.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of Mateon during the three months ended March 31, 2020.

Notes with Officer and Bridge Investor

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000.

On April 23, 2019, the Company entered into a convertible note with our Chief Executive Officer, Vuong Trieu, Ph. D. (the “Trieu Note”). The Trieu Note has a principal balance of $164,444, including a 10% OID of $16,444, resulting in net proceeds of $148,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Convertible Note may also be converted into shares (the “Trieu Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount totaled $34,029 for the year ended December 31, 2019. Total unamortized discount on this note was $113,970 as of December 31, 2019.

On April 23, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. Tranche #1 has a principal balance of $35,556, an OID of $3,556, resulting in net proceeds of $32,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, among other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under Tranche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s Common Stock at any time, at (i) a conversion price, during the first 180 days, of $0.10 per share (the “Fixed Price”), and then (2) at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $7,358 for the year ended December 31, 2019. Total unamortized discount on this note was $24,643 as of December 31, 2019.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. Tranche #2 has a principal balance of $200,000, an OID of $20,000 and debt issuance costs of $5,000, resulting in net proceeds of $175,000, with a maturity date of August 6, 2022. Upon the occurrence of certain events of default, the Buyer, among other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under Tranche #1 may also be converted into Bridge Conversion Shares of the Company’s Common Stock at any time, at the option of the holder, at a conversion price equal to the Fixed Price, at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $26,825 for the year ended December 31, 2019. Total unamortized discount on this note was $173,175 as of December 31, 2019.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended March 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% % of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2020, we had a derivative liability of $541,000. The Company evaluated the impact of the derivative for the debt converted during the three months ended March 31, 2020 and recorded a derivative liability of $1,778,272. This also required the company to fully amortize the beneficial conversion feature of $258,071, record a debt discount of $287,829 and a change in fair value of $736,297 to appropriately record the transactions.

During the three months ended March 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company.

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

Fall 2019 Debt Financing

As of March 31, 2020, the amounts outstanding, net of discounts and inclusive of accrued interest thereon, on the Fall 2019 Debt Financing consisted of:

March 31, 2020

5% Convertible note payable – Stephen Boesch	209,676
5% Convertible note payable – Vuong Trieu	209,504
5% Convertible note payable – Sanjay Jha (Through his family trust)	209,025
5% Convertible note payable – CEO, CTO & CFO	79,940
5% Convertible note payable – Bridge Investors	163,780
$871,925

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

All the Fall 2019 Notes provide for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes become due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) November 23, 2020 or (b) the occurrence of an event of default (either, the “Maturity Date”). The Company may prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes include failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Note Purchase Agreement).

The Majority Holders have the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of EdgePoint’s, the Company’s to be newly formed subsidiary for AI/Blockchain in pharmaceutical manufacturing, Common Stock at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of EdgePoint and one million shares outstanding.

The issuance of the Fall 2019 notes resulted in a discount from the beneficial conversion feature totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $55,556 and $0 for the three months ended March 31, 2020 and 2019, respectively. Total unamortized discount on this note was $144,444 as of March 31, 2020.

Further, the Company recorded interest expense of $12,500 on these Fall 2019 Notes for the three months ended March 31, 2020. The total amount outstanding under the Fall 2019 Notes, including accrued interest thereon, as of March 31, 2020 was $1,016,369 and at December 31, 2019 was $1,003,870.

During the three months ended March 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company.

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

Expenses related to the MSA were $232,806 for the three months ended March 31, 2020 as compared to $339,294 for the same period of 2019

In January 2019, Oncotelic issued a total of 80,772 shares of Common Stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

License Fee with Autotelic

In December 2015, Oncotelic paid Autotelic Inc. $395,150 for the right to license the use of Trabedersen (OT-101) for 5 years. On April 13, 2018, Oncotelic purchased the license for OT-101 from Autotelic Inc. for $819,191, which was recorded as an intangible asset. In addition, the remaining prepaid expense of $191,191 was converted into an intangible to be amortized at the same rate as the license. As such, Oncotelic recorded a charge of $12,841 for both the three months ended March 31, 2020 and 2019, respectively, as amortization of the intangibles acquired. Oncotelic had approximately $911,731 and $924,572 of unamortized intangibles as of March 31, 2020 and December 31, 2019, respectively. On December 31, 2018, Oncotelic issued Autotelic Inc. 204,798 shares of the Company’s Common Stock as consideration for the license.

Note Payable – Related Party

On April 23, 2019, the Company issued a convertible note to our Chief Executive Officer totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). In addition, the Company issued a $250,000 principal amount Fall 2019 Note to the Chief Executive Officer also offset certain amounts due to the Company’s Chief Executive Officer in the amount of $35,000 due to and was converted into debt. During the three months ended March 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company.

Artius Consulting Agreement

On March 9, 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Effective Date”) (the “Artius Agreement”). In connection with the Artius Agreement, Mr. King also agreed to assist the Company with strategic advisory services with respect to transactional and operational contracts, budgetary input, among other matters in connection with the formation of a new business unit to develop AI and Blockchain Driven Vision Systems (“EdgePoint AI”), for which Mr. King is Chief Executive Officer.

Under the terms of the Artius Agreement, the Company agreed to grant to Artius, subject to approval by the Company’s Board of Directors and pursuant to the Company’s 2017 Equity Incentive Plan, 148,837 restricted shares of the Company’s common stock, par value $.01 per share (“Common Stock”), in addition to a 30% pre-financing ownership stake in EdgePoint AI. The Artius Agreement contemplates that Mr. King will generally provide his services at a rate of $237 per hour, not to exceed 44 hours per month and payable monthly, and to reimburse Mr. King for reasonable and necessary expenses incurred by him or Artius in connection with providing services to the Company.

Either the Company or Artius may terminate the Artius Agreement at any time, for any reason following the Effective Date. The Artius Agreement will automatically renew one year from the Effective Date, unless the Parties agree to terminate the Artius Agreement at that time.

No expense was recorded during the three months ended March 31, 2020 related to this Agreement

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials.

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares of the Company’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

No expense was recorded during the three months ended March 31, 2020 related to this Agreement

NOTE 8 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Prior to the Merger

Issuance of Common Stock

In January 2019, Oncotelic issued 11,250 shares of Common Stock with a fair value of $4.00 per share to an employee in lieu of cash for compensation.

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

In April 2019, Oncotelic issued a total of 150,000 shares of common stock to two investors as a result of the conversion of warrants for $120 in cash.

Equity Transactions During the Period Since the Merger

Issuance of Preferred Stock

In April 2019, pursuant to the Merger the Company issued 193,713 shares of Series A Preferred in exchange for 77,154 shares of Oncotelic Common Stock. Further, in November 2019 the Company issued 84,475 shares of Series A Preferred to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger (See Note 3)

Issuance of Common Stock during the three months ended March 31, 2020

In February 2020, the Company issued 500,000 shares of its common stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 6).

In March 2020, the Company issued 750,000 shares of its Common Stock to TFK in connection with the part conversion of their convertible notes payable. (See Note 6).

In March 2020, the Company issued 500,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 6)

In March 2020, the Company issued 1,012,145 shares of its Common Stock to TFK in connection with the part conversion of their convertible notes payable. (See Note 6).

In February 2020, the Company issued 1,200,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 6)

Issuance of Common Stock in 2019

In April, 2019, pursuant to the Merger the Company issued 41,000,033 shares of Common Stock in exchange for 10,318,746 shares of Oncotelic Common Stock. (See Note 3)

On April 23, 2019, the Company issued 700,000 restricted shares of its Common Stock with a fair value of $0.11 per share to two noteholders in connection with convertible notes payable. (See Note 6)

On June 12, 2019, the Company issued 350,000 restricted shares of its Common Stock with a fair value of $0.18 per share in connection with a convertible note payable. (See Note 6)

On November 18, 2019, the Company issued 300,000 restricted shares of its Common Stock to Peak One with a fair value of $0.20 to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 18, 2020. This restriction did not apply if Peak One wished to convert the Convertible Note at $0.10. The Company recorded a cost of $60,000 in lieu of such issuance.

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

As of March 31, 2020, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2019	6,145,044	$0.75
Expired or canceled	(9,760)	2.79
Outstanding at March 31, 2020	6,135,284	$0.75

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	2,524,513	8.23	$0.22	2,524,513
0.38	1,162,500	6.79	0.38	1,162,500
0.51	242,966	7.20	0.51	242,966
0.58	271,224	6.58	0.58	271,224
0.73	1,025,000	5.98	0.73	1,025,000
1.37	150,000	5.31	1.37	150,000
1.43	525,000	5.16	1.43	525,000
2.60	5,280	4.26	2.60	5,280
2.95	150,000	4.13	2.95	150,000
11.88	2,359	1.76	11.88	2,359
15.00	75,000	5.16	15.00	75,000
19.80	1,442	1.59	19.80	1,442
	6,135,284	6.88	$0.74	6,135,284

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.17 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2020, there was no future compensation cost as all stock options vested prior to December 31, 2019 and the compensation was fully expensed prior to the Merger and no new options have been granted since then.

In April 2019 and in conjunction with the close of the Merger, the Company recorded approximately $341,000 in compensation cost as a result of the acceleration of the vesting schedule of approximately 328,000 Oncotelic options. Pursuant to the Merger these options were converted into Common and Series A Preferred Shares in the Company.

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. Details of the agreements and the incentive compensation is described in detail in Note 11 – Commitments & Contingencies under “Employment Agreements”. The incentive stock options or the restricted stock awards granted to the Company’s executive officers have not been granted as of the date of this filing.

Warrants

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding warrants survived. The below information represents the Company’s associated warrant activity pre-merger and post-merger.

In February 2020, the Company offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance. The issuance of warrants to purchase shares of the Company’s Common Stock including those attributed to debt issuances as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2019	19,515,787	$0.60
Issued during three months ended March 31, 2020	13,750,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at March 31, 2020	15,237,500	$0.20

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2018	24,380,893	$1.05
Expired or cancelled	(4,865,106)	2.82
Outstanding at December 31, 2019	19,515,787	$0.60

The following table summarizes information about warrants outstanding and exercisable at March 31, 2020:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	3	$0.20	1,487,500
0.20	13,750,000	3	0.20	13,750,000

	15,237,500	3	$0.20	15,237,500

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable. There were no warrants issued during the year ended December 31, 2019. 13,750,000 warrants were issued during the three months ended March 31, 2020 and we recorded stock-based compensation of $2.1 million as the fair value of the warrants using a Black Scholes valuation model using the following input values.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

NOTE 10 – INCOME TAXES

The Company had net deferred tax assets of approximately $65.7 million and $65 million as of March 31, 2020 and December 31, 2019, respectively, which primarily relate to net operating loss carryforwards. The increase during the three months ended March 31, 2020 relates to the operations of the Company.

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

We have identified our federal and California state tax returns as “major” tax jurisdictions. Currently, the periods our income tax returns are subject to examination for these jurisdictions are 2015 through 2018, till such tile we file the 2019 tax return. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At March 31, 2020, we had available net operating loss carry forwards for federal income tax reporting purposes of approximately $250.4 million, including net operating losses of $2.4 million recorded for the three months ended March 31, 2020. At December 31, 2019, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $248 million which are available to offset future taxable income. Portions of these carry-forwards will expire through 2038 if not otherwise utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

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

The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by the Company’s Board or the Compensation Committee of the Board (the “Compensation Committee”) from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee.

The Employment Agreements provide for equity awards to each executive under the terms of the Company’s stock option plans. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Company’s Common Stock. The Company will compensate Messrs. Trieu, Uckun, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock will vest fully on the one-year anniversary of employment. As of December 31, 2019, the restricted shares have yet to be issued. The Employment Agreements also provide for grants of incentive stock options to purchase shares of the Company’s Common Stock under the Stock Plan. Such options shall vest and become exercisable after one year of employment. As of December 31, 2019, the Company these options have yet to be granted. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the Stock Plan.

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

NOTE 12 – SUBSEQUENT EVENTS

COVID-19 Efforts

Research Service Agreement between Golden Mountain Partners LLC (GMP) and Mateon Therapeutics Inc./Oncotelic Inc. (“Mateon Entities”).

On March 23, 2020, Mateon, Oncotelic, Inc., and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of OT-101 within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP is entitled to obtain certain exclusive rights to the use of the Product in the COVID Field on a global basis, and an economic interest in the use of the Product in the COVID Field including 50/50 profit sharing. GMP paid the Company fees of $0.9 million for the services rendered under the supplemental agreements, during the three months ended June 30, 2020.

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

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company not later than December 31, 2020 upon documentation of expenditures in accordance with the SBA requirements.

Agreement with Autotelic BIO

Oncotelic had entered into a license agreement in February 2018 (the “ATB Agreement”) with Autotelic BIO (“ATB”), a non-affiliated Korean Company. The ATB Agreement licensed the use of OT-101, in combination with Interleukin-2, and to grant to ATB, an exclusive license under the Oncotelic technology to develop, make, have made, use, sell, offer for sale, import and export the Product in the field, in the territory, on the terms and subject to the conditions. The territory defined under the agreement would mean the entire world, excluding USA and Canada, for the combination product only. The agreement requires ATB to be responsible for the development of the combination product. Oncotelic was responsible to provide to ATB the technical know-how and other pertinent information on the development of OT-101. ATB is due to pay to Oncotelic non-refundable milestone payments in consideration for the rights and licenses granted to ATB hereunder, ATB within sixty (60) days from the successful completion of the in vivo efficacy studies $ 500,000. This payment was made upon the successful completion of the in-vivo study in June 2020. In addition, ATB will pay Oncotelic $500,000 from Oncotelic’s completion of the technology know how and 2.3(c) Oncotelic’s technical assistance and regulatory consultation to ATB, its Sublicensee or CMO, in the preparation of CGMP audit or certification by the FDA, with a mutual goal to obtain marketing approval of the Product in Territory-M with the drug product supplied by ATB; $ 1,000,000 from receiving marketing approval of the Product in any of the following countries: Japan, China, Brazil, Mexico, Russia and Korea; and $ 2,000,000 from receiving marketing approval of the Product in any of the following countries: Germany, France, Spain, Italy and UK.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials.

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares of the Company’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

Conversion of debt and issuance of Common Stock

In June 2020, the Company issued 569,800 shares of its common stock to Peak One in connection with the conversion of $50,000 of one of their convertible notes payable. After such conversion and as of the date of this report, the balance due on their notes is $200,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report” or “Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;
●	expectations concerning our ability to raise additional funding and to continue as a going concern;
●	our ability to successfully implement our business plan; and
●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and
●	the anticipated impact of any changes in industry regulation.

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

In April 2019, the Company entered into a merger agreement with Oncotelic a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA), and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). The Company and Oncotelic entered into the merger agreement in order to create a publicly-traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options. Following the satisfaction of closing conditions contained in the merger agreement, the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued approximately 41,000,033 million shares of Common Stock and 193,713 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred”) to the former stockholders of Oncotelic in exchange for all of the previously outstanding shares of Oncotelic Common Stock.

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

Oncotelic is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an IND with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19.

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

Merger Agreement with PointR Data, Inc.

In August 2019, the Company entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR Data, Inc., a Delaware corporation (“PointR”), a privately-held, developer of high-performance cluster computer and AI applications. The PointR Merger Agreement provided, that subject to the satisfaction of certain conditions, PointR would be merged with and into a newly formed subsidiary of the Company (the “PointR Merger”), with PointR surviving the Merger as a wholly-owned subsidiary of the Company.

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

In November 2019, the Company entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”) with PointR. The Amendment revised the terms of the PointR Merger Agreement to provide that holders of PointR Common Stock will receive shares of the Company’s Series A Preferred in lieu of the Company’s Common Stock in connection with the Merger. The Amendment also revised the milestones for the earn-out payment under the Merger Agreement. The development milestone is triggered on either (a) the completion of an AI tool or platform that will analyze data and can be used to identify patients that will benefit from a particular targeted drug, or (b) the execution of a statement of work with a third party customer to provide use of an AI platform which is designed to create efficiencies in the pharmaceutical manufacturing process and the Company provides follow on work for a period of 30 to 60 additional days. The revenue milestone is triggered on (a) securing a licensing contract from a third party customer that will generate a minimum of $100 million in license fees over the life-time of the contract, of which at least $10 million shall have been received, (b) any joint venture partially owned by the Company or PointR which uses the AI platform for strategic purposes, closes a liquidity event (including any initial public offering, reverse merger with a publicly traded company or acquisition), or (c) the AI platform materially facilitates the discovery of a drug that receives FDA marketing approval. Each additional tranche of merger consideration is for an aggregate value of $7,500,000 and payable in additional shares of the Company’s Common Stock, based on the market price at the time of payment, subject to a minimum value of $0.18 per share. Also, in accordance with the terms of the PointR Merger Agreement the Company completed the PointR Merger. On the effectiveness of the PointR Merger, the shares of PointR Common Stock outstanding immediately prior to the Merger and $200,000 Convertible Promissory Note, with accrued interest thereon was converted solely into the right to receive 84,475 shares of the Company’s Series A Preferred. Immediately following the closing of the Merger, the former PointR security holders own approximately 23.29% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Series A Preferred), and the Company’s stockholders prior to the Merger own approximately 76.71% of the Company’s issued and outstanding Common Stock (including any shares of Common Stock issuable upon conversion of the Series A Preferred).

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

The joint venture company is intended to be owned 50% by Oncotelic and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the Products in the COVID Field on a global basis, (ii) the Products in the OT101 Oncology Field in the Licensed Territory, (iii) OXi4503 in the Licensed Territory; and (iv) CA4P in the Licensed Territory. Upon completion of due diligence by one another and subject to GMP’s satisfactory due diligence review, the parties intend to enter into written definitive agreements for the Joint Venture Transaction within the Exclusivity Period of 90 days. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the Food and Drug Administration. GMP paid the Company fees of $0.3 million during the three months ended March 31, 2020 and $0.9 million during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred. The Company has received the total fees from GMP as of the date of this report.

Results of Operations

The merger was treated as a “reverse merger” for accounting purposes. In accordance with the reporting requirements, the Company will be reporting historical financial data of Oncotelic for all periods prior to the date of the merger, and for the combined company for all periods after the date of the merger. Accordingly, the following management discussion and analysis should be read together with the audited financial statements included in our Annual Report on Form 10-K filed with the SEC on May 14, 2020.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

A comparison of the Company’s operating results for the three months ended March 31, 2020 and 2019, respectively, is as follows.

	2020	2019	Variance
Revenue	$340,855	$-	$340,855

Operating expense:
Research and development	311,999	404,848	(92,849)
General and administrative	2,677,503	571,215	2,106,288
Total operating expense	2,989,502	976,063	2,103,439
Loss from operations	(2,648,347)	(976,063)	(2,195,948)
Loss on conversion of debt	(124,598)	-	(124,598)
Change in the value of derivatives on debt	(736,298)	-	(736,298)
Interest expense, net	(1,148,351)	-	(1,148,351)
Net loss	$(4,657,894)	$(976,063)	$(3,681,831)

Three months ended March 31, 2020 and 2019:

We recorded a net loss of approximately $4.7 million for the three months ended March 31, 2020, compared to a net loss of approximately $1.0 million for the three months ended March 31, 2019. The increased loss of approximately $3.7 million for the three months ended March 31, 2020 as compared to the same period of 2019 was due to recording revenue of approximately $0.3 million during the three months ended March 31, 2020; approximately $2.1 million of higher expenses related to the Mateon operational expenses, $1.1 million related to interest expense, including acceleration of amortization of debt issuance costs related to the debt raised by the company in the second and third quarters of 2019, upon conversion of debt into liability, $0.7 million due to increase in value of derivatives in connection with the same debt and loss of $0.1 million on conversion of part of the same debt during the three months ended March 31, 2020. The financial information presented does not include any expenses for the Mateon or PointR operations for the period ended March 31, 2019 and hence are not comparable.

Revenue

We recorded services revenue of $0.3 million during the three months ended March 31, 2020 as compared to no revenues during the same period ended March 31, 2019. The services revenue was recorded from services provided to GMP during the period ended March 31, 2020 in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41,000.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The lower R&D cost was primarily due to lower personnel overhead costs of $0.2 million, offset by higher amortization of intangibles of $0.1 million. The financial information presented does not include any R&D activity for Mateon or PointR for the period ended March 31, 2019 and as such the results for the Company are not directly comparative from period to period.

The decrease of approximately $0.2 million in Oncotelic’s R&D activities is primarily due to higher personnel costs of approximately $0.4 million paid to a related party in 2019 to conduct the R&D activities as compared to lower in-house personnel costs in connection with the lead product candidate OT-101.

As a result of our mergers with Oncotelic and PointR, we expect to increase research and development activities, including the initiation of new clinical trials including those for COVID-19, and therefore believe that research and development expenses will increase for the remainder of 2020 compared to research and development expenses in 2019, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of approximately $1.9 million in stock compensation expense incurred in connection with issuance of new warrants, increase in personnel costs of approximately $0.1 million and $0.1 million due to increase in legal and professional expenses.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended March 31, 2020, we recorded a loss on conversion of debt by Peak One and TFK of $0.1 million related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in Value of Derivatives

During the three months ended March 31, 2020, we recorded $0.7 million upon a change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor. No similar charge was recorded during the same period in 2019.

Interest Expense, Net

During the three months ended March 31, 2020, we recorded $1.1 million of interest expense on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor, as well as the Fall 2019 Notes. This included normal amortization of debt discounts, recording of initial fair value of conversion of the notes from Peak One, TFK and the bridge investor and the acceleration of amortization of debt discounts upon conversion of the Peak One and TFK Notes. No similar charges were recorded during the same period in 2019.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2020 (Unaudited)	December 31, 2019
Cash	$183	$82
Working capital	(8,210)	(6,510)
Stockholders’ Equity	15,112	16,902

The Company has experienced net losses every year since inception and as of March 31, 2020 had an accumulated deficit of approximately $16.8 million. As of March 31, 2020, the Company had approximately $183,000 in cash and current liabilities of approximately $8.5 million, of which approximately $1.3 million are net assumed liabilities of Mateon as part of the merger. While the Company expects to generate revenue from services and or licensing milestones in the near future, the Company expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs, including for COVID-19. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the sale of equity securities. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of Oncotelic’s lead product candidate, OT-101 in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. Since April 2019, the Company has raised $1,959,000, net of cash discounts of $111,000, through the sale of convertible debentures and notes.

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

Cash Flows

	Three Month Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$31,473	$(117,995)
Net cash provided by financing activities	70,000	115,000
Increase (decrease) in cash	$101,473	$(2.995)

Operating Activities

Net cash generated from operating activities was $31,473 for the three months ended March 31, 2020. This was due to the net loss of approximately $4.7 million, which was partially offset by non-cash charges of approximately $4.2 million, non-cash loss on conversion of debt of approximately $0.1 million and changes in operating assets and liabilities of $0.4 million.

Net cash used in operating activities was $0.1 million for the three months ended March 31, 2019, due to the net loss of $1.0 million offset by non-cash charges of $0.9 million and changes in operating assets and liabilities of $0.1 million.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $70,000, from receipt of cash from the Company’s CEO.

For the three months ended March 31, 2019, net cash provided by financing activities was $115,000 from the sale of Oncotelic Common Stock and short term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Financial Results incorporated with our Annual Report on form 10-K filed with the SEC on May 14, 2020.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2020 was not effective as a result of certain material weaknesses.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

●	Lack of formal policies and procedures;

●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;

●	Inadequate or lack of segregation of duties;

●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;

●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for, evaluate and recruit qualified independent outside directors;

●	Once independent directors are on Board, to set up a formal Audit Committee (and other Committees) of the Board;

●	Hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the fiscal year ended December 31, 2019, and as a result of the merger with our wholly-owned subsidiary Oncotelic, Inc. we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software. We have hired a third party firm to assist us in the evaluation of our financial reporting capabilities as well as advise on complex accounting matters, including revenue recognition under ASC 606, goodwill impairment, fair value measurements etc.

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

For accounting purposes, the merger between Mateon and Oncotelic merger is treated as a “reverse merger” under U.S. GAAP and Oncotelic is considered the accounting acquirer. Oncotelic’s historical results of operations will replace the Mateon’s historical results of operations for all periods prior to the merger and, for all periods following the merger, the Company’s financial statements will reflect the results of operations of the combined Company. Accordingly, the financial statements for the Company included in this Quarterly Report for periods prior to the merger are not the same as the Company’s prior reported filings with the SEC, which were derived from the operations of Mateon. As a result, period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance.

Our business may suffer from the severity or longevity of the COVID-19 Global Outbreak.

The COVID-19 is currently impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company, other than as set forth above. However, the Company cannot predict whether COVID- 19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our customers and/or our potential investors.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2020, we issued 2,012,145 shares of our Common Stock to Peak One for $150,000 upon the partial conversion of their debt of $400,000 After the conversion, the remaining debt owed to Peak One, as of March 31, 2020 is $250,000.

Also, during the three months ended March 31, 2020, we issued 1,950,000 shares of our Common Stock to TFK for $133,430 upon the partial conversion of their debt of $200,000. After the conversion, the remaining debt owed to TFK, as of March 31, 2020 is $66,570.

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

The following exhibits are included as part of this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.				X

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.55	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2018 and December 31, 2017				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	June 29, 2020
By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	June 29, 2020

