Form 10-Q
period 2020-06-30
MATEON THERAPEUTICS INC
filed 2020-08-14
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 6, 2020, there were 89,601,912 shares of the registrant’s common stock outstanding.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$660,903	$81,964
Accounts receivable	19,748	149,748
Prepaid & other current assets	102,368	41,288

Total current assets	783,019	273,000

Development equipment, net of depreciation of $83,152 and $64,404	28,806	47,554
Intangibles, net of accumulated amortization of $111,290 and $85,608	898,890	924,572
In process R&D, net of accumulated amortization of $137,720 and $0	1,239,480	1,377,200
Goodwill	21,062,455	21,062,455
Other long term assets	1,800	-
Total assets	$24,014,450	$23,684,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,475,585	$2,054,983
Accounts payable to related party	644,305	601,682
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	991,462	540,517
Convertible debt, related party, net of costs	6,300	16,474
Convertible debt, net of costs	1,223,358	944,450
Payroll Protection Plan loan	250,473	-

Total current liabilities	8,216,483	6,783,106

Commitments and contingencies (Note 10)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 278,188 and 278,188 shares issued and outstanding	2,782	2,782
Common stock, $.01 par value; 150,000,000 shares authorized; 88,601,912 and 84,069,967 issued and outstanding, respectively	886,020	840,700
Additional paid-in capital	31,112,374	28,185,599
Accumulated deficit	(16,203,209)	(12,127,406)
Total stockholders’ equity	15,797,967	16,901,675
Total liabilities and stockholders’ equity	$24,014,450	$23,684,781

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF OPERATIONS

For the Three AND SIX MONTHS ended JUNE 30, 2020 and 2019

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Service Revenue	$1,400,000	$-	$1,740,855	$-

Operating expenses:
Research and development	482,142	363,774	794,141	765,261
General and administrative	904,018	797,231	3,583,168	1,371,807
Total operating expenses	1,386,160	1,161,005	4,377,309	2,137,068

Income (loss from operations)	13,840	(1,161,005)	(2,636,454)	(2,137,068)
Other income (expense):
Interest expense, net	(137,089)	(28,105)	(1,283,794)	(28,105)
Change in fair value of derivative on debt	746,809	-	10,512	-
Loss on debt conversion	(41,469)	-	(166,067)	-
Total other income (expense)	568,251	(28,105)	(1,439,349)	(28,105)
Net income (loss)	$582,091	$(1,189,110)	$(4,075,803)	$(2,165,173)

Basic net income (loss) per share attributable to common stock	$0.01	$(0.02)	$(0.05)	$(0.06)
Basic weighted average common stock outstanding	88,152,403	65,384,431	86,537,199	36,114,117

Diluted net income (loss) per share attributable to common stock	$0.01	$(0.02)	$(0.05)	$(0.06)
Diluted weighted average common stock outstanding	94,736,703	65,384,431	86,537,217	36,114,117

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$16,901,675

Stock-based compensation	-	-	-	-	2,147,591	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-	721,064
Net loss	-	-				(4,657,894)	(4,657,894)
Balance at March 31, 2020	278,188	2,782	88,032,112	880,321	31,014,633	(16,785,300)	15,112,436

Common shares issued upon partial conversion of debt	-	-	569,800	5,699	97,741	-	103,440
Net income	-	-	-	-	-	582,091	582,091
Balance as of June 30, 2020	278,188	$2,782	88,601,912	$886,020	$31,112,374	$(16,203,209)	$15,797,967

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759

Common shares issued for cash	-	-	20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Stock-based compensation	-	-	-	-	268,259	-	268,259
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Net loss	-	-	-	-	-	(976,063)	(976,063)
Balance at March 31, 2019	-	-	7,037,168	70,372	8,892,149	(6,466,340)	2,496,181

Recapitalization under reverse merger	193,713	1,937	75,232,798	752,328	2,972,606	881	3,727,752
Stock-based compensation	-	-	-	-	72,415	-	72,415
Beneficial Conversion Feature on convertible debt and restricted common shares	-	-	1,050,000	10,500	498,640	-	509,140
Common shares issued in conversion of warrants	-	-	150,000	1,500	(1,380)	-	120
Net loss	-	-	-	-	-	(1,189,110)	(1,189,110)
Balance as of June 30, 2019	193,713	$1,937	83,469,966	$834,700	$12,434,430	$(7,654,569)	$5,616,498

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,075,803)	$(2,165,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred finance costs	1,283,691	28,065
Amortization of intangible assets	163,403	25,737
Stock-based compensation	2,147,591	340,674
Depreciation on development equipment	18,658	-
Issuance of common stock in lieu of cash for services	-	418,136
Change in fair value of derivative	(10,512)	-
Loss on debt conversion	166,067	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68,920	(14,967)
Accounts payable and accrued expenses	454,301	118,566
Accounts payable to related party	42,623	355,733
Net cash provided by (used in) operating activities	258,939	(893,229)

Cash flows from investing activities:

Cash acquired in mergers	-	182,883
Net cash provided by investing activities	-	182,883

Cash flows from financing activities:
Proceeds from sales of common stock	-	83,120
Proceeds from Payroll Protection Plan	250,000	-
Proceeds from short term loan, related party	70,000	709,000
Net cash provided by financing activities	320,000	792,120

Net increase in cash	578,939	81,774

Cash - beginning of period	81,964	2,498

Cash - end of period	$660,903	$84,272

Supplemental cash flow information:
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$824,504	$-
Recapitalization under reverse merger	$-	$3,727,752
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$509,140
Common stock issued for settlement of accounts payable	$-	$238,090

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) ( “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both Mateon and its wholly-owned subsidiaries, Oncotelic, Inc. (“Oncotelic”), a Delaware corporation, and PointR Data, Inc. (“PointR”), a Delaware corporation (Mateon, Oncotelic, and Point R are collectively, the “Company”). Mateon is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

In April 2019, Mateon entered into an Agreement and Plan of Merger with Oncotelic, a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and the Mateon’s wholly-owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub was merged with and into Oncotelic (the “Merger”), with Oncotelic surviving the Merger as a wholly-owned subsidiary of Mateon. Also, in April 2019, Mateon completed the Merger and Oncotelic became a wholly-owned subsidiary of Mateon. The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic is considered the acquirer for accounting purposes, and Mateon’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic prior to the Merger in the financial statements and filings with the Securities and Exchange Commission. For more information on the Merger, please refer to Mateon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020.

The Company is a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (SIP™) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-beta overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (DMD) and others. Oncotelic’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, the Company plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve.

The Company is developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, Mateon entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services for the development of OT-101. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, Mateon secured $2 million in debt financing, evidenced by a one year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of Mateon. The GMP Note is convertible into Mateon’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at Mateon’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial. In addition, the Company was paid $0.5 million for the completion of a successful in-vivo study of OT-101 in combination with Interluken 2 from Autotelic BIO Co., LTD. (“ATB”), an unaffiliated South Korean Company with whom Oncotelic had entered into an agreement in 2018.

In August 2019, Mateon entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR. PointR survived the merger as a wholly-owned subsidiary of the Company (the “PointR Merger”). The PointR Merger was intended to create a publicly-traded artificial intelligence (“AI”) driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma. In November 2019, Mateon entered into Amendment No. 1 (the “Amendment”) to the PointR Merger Agreement with PointR. The Amendment revised certain terms of the PointR Merger Agreement to provide that holders of PointR Common Stock would receive shares of the Mateon’s Series A Preferred Stock in lieu of shares of Mateon’s Common Stock in connection with the PointR Merger, as originally contemplated by the PointR Merger Agreement. The Amendment also revised the terms of the milestones for earn-out payment. Also in November 2019, pursuant to the terms of the PointR Merger Agreement, Mateon completed the PointR Merger. For more information on the PointR Merger, please refer to Mateon’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020.

Please review Note 12 – Subsequent events for more information on updates since June 30, 2020.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $16.2 million since inception, had negative working capital of $7.4 million at June 30, 2020, of which approximately $1.3 million is attributable to assumed negative working capital of Mateon and $2.6 million contingent liability of issuance of common shares of Mateon to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement, and has mostly had negative cash flows from operations through the six months ended June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products to generate sufficient revenues to cover its anticipated expenses, through either technology transfer or product sales. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

Between April 2019 and December 2019, the Company entered into various securities purchase agreements (each individually, a “SPA”, and collectively, the “SPAs”) and notes payable (each individual, a “Note”, and collectively, the “Notes”), including a SPA and two notes payable with the Company’s CEO. In total, the Company raised a gross total of $2 million through such SPAs and Notes. For more details on the SPAs and the Notes, see Note 5 below.

In July 2019, the Company entered into a convertible note purchase agreement with PointR. Such convertible note was converted into shares of Mateon upon the completion of the PointR Merger.

During the six months ended June 30, 2020, the Company’s CEO provided short term funding of $70,000 to the Company.

The Company raised $2.5 million in gross proceeds in July and August 2020 through JH Darbie & Co., Inc. (“JH Darbie”). The Company paid $321,000 as placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which DH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best efforts basis. The issuance and sale of the Units on July 23, 2020 and August 7, 2020 represented the first and second tranche of the 2020 Financing.

During the six months ended June 30, 2020, the Company recorded a total of approximately $1.7 million in service revenues from GMP and ATB. There are no assurances that the Company would be able to generate revenues for services and/or outlicensing fees in the near future.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. Also, management cannot guarantee any potential debt or equity financing will be available on favorable terms or at all. As such, management does not believe the Company has sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Cash

As of June 30, 2020, and December 31, 2019, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Investment in Equity Securities

Prior to the Merger, Oncotelic received Series E Preferred Shares of Adhera Therapeutics, Inc. (“Adhera”) in consideration for the issuance of Oncotelic’s Common Stock under various Securities Purchase Agreements. The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 321, Investments –Equity Securities (“ASC 321”). The Company subsequently marks the investments to market at each reporting period and, in accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Consolidated Statement of Operations. During the three months ended December 31, 2019, the Company evaluated the fair value of the investment based on filings by Adhera, in which Adhera describes their current financial condition including the potential to file for bankruptcy, the Company believed that the long term investment in Adhera was impaired and therefore, determined to write off the entire investment.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2020. The derivative liabilities associated with its 2019 convertible note debt financing (see Note 5), consisted of conversion feature derivatives at June 30, 2020 hence are classified as Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2020:

Conversion Feature
Balance at December 31, 2019	$540,517
New derivative liability	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(408,811)
Change in fair value	(10,512)

Balance at June 30, 2020	$991,462

As of June 30, 2020, and December 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2020:

June 30, 2020
Key Assumptions for
fair value of conversions
Risk free interest	0.16%
Market price of share	$0.1875
Life of instrument in years	1.81 - 2.10
Volatility	151.87%
Dividend yield	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the period ended June 30, 2020, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The following number of shares have been excluded from diluted loss since such inclusion would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Convertible notes	11,584,300	8,000,000	5,000,000	8,000,000
Stock options	6,135,284	6,477,922	6,135,284	6,477,922
Warrants	15,237,500	22,216,211	15,237,500	22,216,211
Potentially dilutive securities	32,957,084	36,694,133	26,372,784	33,457,084

The following table reflects the inclusion of the common stock equivalents included in the calculation of the diluted net income per share for the three months ended June 30, 2020. No similar calculations are required for the three months ended June 30, 2019 or the six months ended June 30, 2020 and 2019, respectively as all these periods had losses.

Reconciliation for Basic to Diluted Weighted Average common stock outstanding

Basic weighted average common stock outstanding	88,152,403
Add: Dilutive Common Stock Instruments
Shares issuable upon conversion of debt	6,584,300
Diluted weighted average common stock outstanding	94,736,703

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the six months ended June 30, 2020 and year ended December 31, 2019, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the six months ended June 30, 2020 and 2019, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the six months ended June 30, 2020 and 2019, there were no impairment losses recognized for Goodwill.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20 “Debt – Debt with Conversion and Other Options.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity” provides that, among other things, generally, if an event occurs that is not within the entity’s control could or would require net cash settlement, then the contract shall be classified as an asset or a liability.

Revenue Recognition

The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Under ASU 2014-9, the Company recognizes revenue when its customers obtain control of the promised good or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

The Company anticipates generating revenues from rendering services to other third party customers for the development of certain drug products and/or in connection with certain out-licensing agreements. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either (i) upon achievement of certain pre-defined milestones when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or (ii) upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

The Company occasionally collects advance payments from customers toward commitments to provide services or performance obligations, in which case the advance payment is recorded as a liability until the obligations are fulfilled and revenue is recognized.

Research Service Agreement between GMP and Mateon Therapeutics Inc./Oncotelic Inc. (“Mateon Entities”).

Oncotelic and GMP entered into a research and services agreement (the “Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. On March 18, 2020, the Company reported the positive anti-viral activity results of OT-101 (the “Product”) in an in vitro antiviral testing performed by an independent laboratory to GMP. In March 2020, the Mateon Entities and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of the Product within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID field on a global basis, and an economic interest in the use of the Product in the COVID field including 50/50 profit sharing. GMP paid the Company fees of $0.3 million during the three months ended March 31, 2020 and an $0.9 million during the three months ended June 30, 2020 for the services rendered under the Agreement and Supplement, respectively. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred.

Agreement with Autotelic BIO

Oncotelic had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made in June 2020 after the successful completion of the in-vivo study and, as such, the Company recorded the revenue during the three months ended June 30, 2020. In addition, ATB is to pay Oncotelic: (i) $500,000 upon Oncotelic’s completion of the technology know how and Oncotelic’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. For the six months ended June 30, 2020, the Company recorded approximately $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted ASU 2015-14 during the six months ended June 30, 2020 as till then, no revenue was earned by the Company.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Mateon completed the Merger with Oncotelic, which gave rise to Goodwill of $4,879,999. Further, Mateon added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, since both mergers were completed in 2019 and both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

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

Intangible Asset Summary

The following table summarizes the balances as of June 30, 2020 and December 31, 2019, of the intangible assets acquired, their useful life, and annual amortization:

	June 30, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.40
Intangible asset – Capitalization of license cost	190,989	18.40
	1,010,180
Less Accumulated Amortization	(111,290)
Total	$898,890

	December 31, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.68
Intangible asset – Capitalization of license cost	190,989	18.68
	1,010,180
Less Accumulated Amortization	(85,608)
Total	$924,572

Amortization of identifiable intangible assets for the three months ended June 30, 2020 and 2019 was $12,841 and $12,841, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2020 and 2019 was $25,683 and $25,737, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

Remainder of 2020	$25,683
2021	51,365
2022	51,365
2023	51,365
2024	51,365
Thereafter	667,747
$898,890

In-Process Research & Development (IPR&D) Summary

The following table summarizes the balances as of June 30, 2020 of the IPR&D assets acquired during the three months ended December 31, 2019. The Company will evaluate, on an annual basis, for any impairment and record an impairment if identified. No similar balances were present in 2019:

	June 30, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$1,377,200	4.50
	1,377,200
Less Accumulated Amortization	(137,720)
Total	$1,239,480

Amortization of identifiable intangible assets for the three months ended June 30, 2020 and 2019 was $68,860 and $0, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2020 and 2019 was $137,720 and $0, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

Remainder of 2020	$137,720
2021	275,440
2022	275,440
2023	275,440
2024	275,440
$1,239,480

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30, 2020	December 31, 2019

Accounts payable	$1,742,805	$1,793,033
Accrued expense	732,780	261,950
	$2,475,585	$2,054,983

	June 30, 2020	December 31, 2019

Accounts payable – related party	$644,305	$601,682

NOTE 5 – CONVERTIBLE DEBENTURES. NOTES AND OTHER DEBT

As of June 30, 2020, SPAs with convertible debentures and notes, net of debt discount, consist of the following amounts:

June 30, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	24,405
10% Convertible note payable, due April 23, 2022 - TFK	(3,875)
10% Convertible note payable, due April 23, 2022 – Related Party	6,300
10% Convertible note payable, due April 23, 2022 – Bridge Investor	33,798
10% Convertible note payable, due August 6, 2022 – Bridge Investor	158,534
$219,162
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	230,060
5% Convertible note payable – Vuong Trieu	230,059
5% Convertible note payable – Sanjay Jha (Through his family trust)	230,059
5% Convertible note payable – CEO, CTO & CFO	82,104
5% Convertible note payable – Bridge Investors	168,214
$940,496
Other Debt
Short term debt from CEO	$70,000

Total of debentures, notes and other debt	$1,229,658

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and included an initial debt discounts totaling $800,140, resulting from the recording of the OID, the related financing costs, the beneficial conversion feature for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts related to the convertible debentures was $460,339 and $0 for the six months ended June 30, 2020 and 2019, respectively. In addition, during the six months ended June 30, 2020, Mateon recorded additional and accelerated amortization of debt discounts of $192,761, which was created from the bifurcation of the conversion option related the host hybrid instruments upon the partial conversion of debt by Peak One Opportunity Fund, L.P. (“Peak One”) and TFK Investments, LLC (“TFK”) to shares of Mateon’s Common Stock. The total unamortized debt discount at June 30, 2020, was $472,632.

All the above SPAs with debenture notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the six months ended June 30, 2020. As such, all the note holders had the ability to convert that debt into equity at a conversion price of: (i) $0.10 per share during the first 180 days, and then (ii) at the lower of (a) the Fixed Price or the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (b) the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2019, the Company had a derivative liability of approximately $541,000. The Company recorded additional derivative liability of approximately $870,000 during the six months ended June 30, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of Mateon’s Common Stock. The Company also extinguished approximately $409,000 of derivative liability following the conversion of certain notes to Mateon’s Common Stock in the six months ended June 30, 2020. Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, and recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option. As of June 30, 2020, the Company had a derivative liability of approximately $991,000 and a change in fair value of $10,512.

Bridge Financing Under SPAs and Debentures

Peak One Financing

In April 2019, the Company entered into a SPA (the “Peak One Purchase Agreement”) with Peak One, for a commitment to purchase convertible notes in the aggregate amount of $400,000, pursuant to which, for an aggregate purchase price of $400,000, Peak One purchased (a) a Convertible Promissory Note Tranch #1 in the principal amount of $200,000 (the “Peak One Tranche #1 Note”) and (b) 350,000 restricted shares of Mateon’s Common Stock (the “Peak One Purchase and Sale Transaction”). The Company used the net proceeds from the Peak One Purchase and Sale Transaction for working capital and general corporate purposes.

The Peak One Tranche #1 Note has a principal balance of $200,000, including a 10% OID of $20,000 and $5,000 in debt issuance costs, receiving net proceeds of $175,000, with a maturity date of April 2022. Upon the occurrence of certain events of default, Peak One, amongst other remedies, has the right to charge a penalty in a range of 18% to 40%, dependent on the specific default event. Amounts due under the Peak One Tranche #1 Note may also be converted into shares (the “Peak One Tranche #1 Conversion Shares”) of Mateon’s Common Stock at any time, at the option of Peak One, at (i) a conversion price, during the first 180 days, of the Fixed Price, and then (ii) at the lower of (a) the Fixed Price or 65% of Mateon’s lowest traded price after the first 180 days, or (b) at the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. Mateon has agreed to, at all times, reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of the Peak One Tranche #1 Conversion Shares. Mateon may redeem the Peak One Tranche #1 Note at rates of 110% to 140% over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Peak One Tranche #1 Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $84,376 for the six months ended June 30, 2020. Total unamortized discount on this note was $0 as of June 30, 2020.

In June 2019, Mateon entered into an amendment of the Peak One Purchase Agreement (“Amendment #1”) in connection with the draw-down of the second tranche, and to provide for additional borrowing capacity under the Peak One Purchase Agreement. Amendment #1 increased the borrowing amount up to $600,000, adding the ability to borrow an additional $200,000 in a third tranche. Further, in June 2019, Peak One purchased Convertible Note Tranche #2 (the “Peak One Tranche #2 Note”) totaling $200,000, including a 10% OID of $20,000 and a $1,000 debt issuance cost, receiving net proceeds of $179,000 against the April 2019 Peak One Purchase Agreement, with a maturity date in June 2022. Amounts due under the Peak One Tranche #2 Note are convertible at the same terms as Peak One Tranche #1 Note, above.

The issuance of the Peak One Tranche #2 Note resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $11,443 for the six months ended June 30, 2020. Total unamortized discount on this note was $152,511 as of June 30, 2020.

In November 2019, the Company and Peak One amended Peak One Tranche #1 Note to extend the date of conversion of the Peak One Tranche #1 Note into Common Stock of Mateon at 65% of the traded price of Mateon’s Common Stock until January 8, 2020. This amendment put a temporary hold on Peak One to convert the debt under the Peak One Tranche #1 Note. This restriction did not apply if Peak One opted to convert the Peak One Tranche #1 Note at $0.10. The Company compensated Peak One a total of 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to Peak One in November 2019. Non-cash compensation expense of $60,000 was recorded for such issuance.

Peak One converted $150,000 of their total debt into 2,012,145 shares of Mateon during the three months ended March 31, 2020 and an additional $50,000 of their debt into 569,800 shares of Mateon during the three months ended June 30, 2020. Total debt outstanding payable to Peak One at June 30, 2020 is $200,000.

TFK Financing

In April 2019, the Company, entered into a Convertible Note (the “TFK Note”) with TFK. The TFK Note has a principal balance of $200,000, including a 10% OID of $20,000 and $5,000 in debt issuance costs, receiving net proceeds of $175,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, TFK, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the TFK Note may also be converted into shares (the “TFK Conversion Shares”) of Mateon’s Common Stock at any time, at a conversion price of: (i) the Fixed Price during the first 180 days, and then (ii) at the lower of (a) the Fixed Price or 65% of Mateon’s lowest traded price after the first 180 days, or (b) at the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. Mateon has agreed to, at all times, reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of the TFK Conversion Shares. The Company may redeem the TFK Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $76,032 for the six months ended June 30, 2020. Total unamortized discount on this note was $8,345 as of June 30, 2020.

On November 5, 2019, the Company and TFK amended the TFK Note to extend the date of conversion of the TFK Note into Common Stock of Mateon at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the TFK Note at $0.10 per share. The Company compensated TFK 300,000 shares of Mateon’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to TFK on November 14, 2019. Non-cash compensation expense of $60,000 was recorded for such issuance.

TFK converted $133,430 of their total debt into 1,950,000 shares of Mateon during the six months ended June 30, 2020.

Notes with Officer and Bridge Investor

On April 17, 2019, Mateon entered into a SPA (the “Bridge SPA”) with Vuong Trieu, Ph. D., Mateon’s Chief Executive Officer, and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000.

On April 23, 2019, the Company entered into a convertible note with Dr. Trieu (the “Trieu Note”). The Trieu Note has a principal balance of $164,444, including a 10% OID of $16,444, resulting in net proceeds of $148,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, Dr. Trieu, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Trieu Note may also be converted into shares (the “Trieu Conversion Shares”) of Mateon’s Common Stock at any time, at the option of Dr. Trieu, at a conversion price of (i) the Fixed Price during the first 180 days, and then (ii) at the lower of (a) the Fixed Price or 65% of Mateon’s lowest traded price after the 180th day, or (b) at the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. Mateon has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of Trieu Conversion Shares. The Company may redeem the Trieu Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $2,715 for the three months ended June 30, 2020. Total unamortized discount on this note was $9,948 as of June 30, 2020.

On April 23, 2019, pursuant to the Bridge SPA the Company entered into that certain Convertible Note Tranche #1 (“Bridge Tranche #1 Note”) with the Bridge Investor (the “Bridge Investor”). The Bridge Tranche #1 Note has a principal balance of $35,556, an OID of $3,556, resulting in net proceeds of $32,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Bridge Investor, among other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Bridge Tranche #1 Note may also be converted into shares (the “Bridge Tranche #1 Conversion Shares”) of Mateon’s Common Stock at any time, at the option of the Bridge Investor, at a conversion price of: (i) the Fixed Price during the first 180 days, and then (ii) at the lower of (a) the Fixed Price or 65% of Mateon’s lowest traded price after the first 180 days, or (b) at the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. Mateon may redeem the Bridge Tranche #1 Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Bridge Tranche #1 Note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $590 for the six months ended June 30, 2019. Total unamortized discount on this note was $2,147 as of June 30, 2020.

On August 6, 2019, pursuant to the Bridge SPA, the Company entered into that certain Convertible Note Tranche #2 (the “Bridge Tranche #2 Note”) with the Bridge Investor. The Bridge Tranche #2 Note has a principal balance of $200,000, an OID of $20,000 and debt issuance costs of $5,000, resulting in net proceeds of $175,000, with a maturity date of August 6, 2022. Upon the occurrence of certain events of default, the Bridge Investor, among other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Bridge Tranche #2 Note may also be converted into shares (the “Bridge Tranche #2 Conversion Shares”) of Mateon’s Common Stock at any time, at the option of the Bridge Investor, at a conversion price equal to: (i) the Fixed Price during the first 180 days, and then (ii) the lower of (a) the Fixed Price or 65% of the Mateon’s lowest traded price after the 180th day, or (b) at the lower of the Fixed Price or 55% of Mateon’s traded stock price under certain circumstances. Mateon may redeem the Bridge Tranche #2 Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Bridge Tranche #2 Note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $155,680 for the six months ended June 30, 2020. Total unamortized discount on this note was $17,495 as of June 30, 2020.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 day conversion period prior to the end of the six months ended June 30, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument.

As of December 31, 2019, we had a derivative liability of $541,000. Following the initial bifurcation of the conversion features related to certain hybrid convertible notes instruments, the Company recorded an initial fair value of such derivative of approximately $870,268. Following conversion of certain notes to the Company’s common stock, the Company reversed such derivative liability by approximately $408,812. This resulted in a change in fair value of approximately $10,512. As of June 30, 2020, the derivative liability had a fair value of approximately $991,460. During the six months ended June 30, 2020, the Company fully amortized $232,054 of the remaining unamortized beneficial conversion feature since the conversion feature of certain hybrid instruments were separated and accounted for as derivative liability. The Company recorded an initial debt discount of $258,070 resulting from the bifurcation of the conversion feature representing the net carrying amount of the underlying notes since the fair value of the initial derivative liability exceeds the net carrying amount of the underlying notes.

Convertible Note with PointR Data, Inc.

In July 2019, the Company entered into a Note Purchase Agreement with PointR (the “PointR Note Purchase Agreement”). Pursuant to the PointR Note Purchase Agreement, Mateon issued a Convertible Promissory Note to PointR in the principal amount of $200,000 (the “PointR Convertible Note”). The PointR Convertible Note bore interest at a rate of 8% per annum. Interest payments were due monthly on the 15th day of each calendar month (or the next business day thereafter), and were payable, at the option of PointR, either in cash or in shares of Mateon’s Common Stock, valued at the closing price of the Common Stock on the principal market on which the Common Stock is either traded or quoted at such time. The PointR Convertible Note was due and payable on demand by PointR (a) at any time after January 1, 2020 or (b) upon the occurrence of an Event of Default (as defined in the PointR Convertible Note and the PointR Note Purchase Agreement). All amounts outstanding under the PointR Convertible Note would be automatically converted into the Company’s securities issued in next equity financing raising gross proceeds of $10,000,000 or more (a “Qualified Financing”) at the price per share paid by investors in the Qualified Financing. As the conversion feature is contingent upon a future event, the conversion feature will be evaluated under ASC 470-20 and ASC 815 when and if the Qualified Financing occurred.

In November 2019, the PointR Convertible Note, with accrued interest of $4,603 thereon, was converted into Company’s Series A Preferred Stock and is a part of the total consideration of 84,475 shares of Mateon’s Series A Preferred Stock issued to the PointR shareholders upon the completion of the PointR Merger. Since the conversion occurred prior to the Qualified Financing, the Company did not have to evaluate the conversion feature under ASC 470-20 and ASC 815.

Fall 2019 Debt Financing

In December 2019, Mateon closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings in 2019 to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). Mateon completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. Mateon issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Mateon’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, Mateon issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two unaffiliated accredited investors.

All the Fall 2019 Notes provide for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes become due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) November 23, 2020 or (b) the occurrence of an event of default (either, the “Maturity Date”). The Company may prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes include failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

The Majority Holders have the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of common stock of the Company’s newly formed subsidiary, EdgePoint AI, Inc., a Delaware Corporation, for AI/Blockchain in pharmaceutical manufacturing (“EdgePoint AI”), at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of EdgePoint AI and 1,000,000 shares outstanding.

The issuance of the Fall 2019 Notes resulted in a discount from the beneficial conversion feature totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $111,112 and $0 for the six months ended June 30, 2020 and 2019, respectively; and $55,556 and $0 for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total unamortized discount on these notes was $88,888.

Further, the Company recorded interest expense of $12,500 and $25,000 for the three and six months ended June 30, 2020, on these Fall 2019 Notes. The total amount outstanding under the Fall 2019 Notes, including accrued interest thereon, as of June 30, 2020 and December 31, 2019 was $1,028,869 and $1,003,870, respectively.

During the six months ended June 30, 2020, Dr. Trieu provided additional funding of $70,000 to the Company.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly-owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of Mateon. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $117,980 and $469,454 for the three and six months ended June 30, 2020, respectively; as compared to $355,827 and $695,121 for the same periods of 2019

In January 2019, Oncotelic issued a total of 80,772 shares of its common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Notes Payable and Short-Term Loan – Related Party

In April 2019, Mateon issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 5). In addition, the Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000, which also offset certain amounts due Dr. Trieu in the amount of $35,000 due to him, and was converted into debt. During the six months ended June 30, 2020, Dr. Trieu provided additional short term funding of $70,000 to the Company.

Artius Consulting Agreement

On March 9, 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. Steven King, our Board and Committee member, is the Managing Member, entered into an amendment to that certain Consulting Agreement dated December 1, 2018 (the “Artius Agreement”), under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019  (the “Artius Agreement Effective Date”). In connection with the Artius Agreement, Mr. King also agreed to assist the Company with strategic advisory services with respect to transactional and operational contracts, budgetary input, among other matters in connection with the development EdgePoint AI’s Artificial Intelligence and Blockchain Driven Vision Systems, for which Mr. King serves as Chief Executive Officer.

Under the terms of the Artius Agreement, the Company agreed to grant to Artius, subject to approval by the Mateon’s Board of Directors and pursuant to the Company’s 2017 Equity Incentive Plan, 148,837 restricted shares of Mateon’s Common Stock, in addition to a 30% pre-financing ownership stake in EdgePoint AI. The Artius Agreement contemplates that Mr. King will generally provide his services at a rate of $237 per hour, not to exceed 44 hours per month and payable monthly, and to reimburse Mr. King for reasonable and necessary expenses incurred by him or Artius in connection with providing services to the Company.

Either the Company or Artius may terminate the Artius Agreement at any time, for any reason following the Artius Agreement Effective Date. The Artius Agreement will automatically renew one year from the Artius Agreement Effective Date, unless the Parties agree to terminate the Artius Agreement at that time.

No expense was recorded during the six months ended June 30, 2020 related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Anthony Maida, one of our Board and Committee members, entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials.

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares of Mateon’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

Dr. Maida was appointed the Chief Clinical Director for Mateon effective July 7, 2020. As of the date of this Quarterly Report, Mateon and Dr. Maida are in discussions to finalize an employment agreement.

The Company recorded $30,000 as expense under the consulting agreement during the three and six months ended June 30, 2020. No similar expense was recorded during the same periods in 2019.

NOTE 7 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Prior to the Merger

Issuance of Common Stock

In January 2019, Oncotelic issued 11,250 shares of Common Stock with a fair value of $4.00 per share to an employee in lieu of cash for compensation.

In January 2019, Oncotelic issued a total of 80,772 shares of Common Stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable and services received.

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

Equity Transactions During the Period Since the Merger

Issuance of Preferred Stock

In April 2019, pursuant to the Merger, Mateon issued 193,713 shares of Series A Preferred Stock in exchange for 77,154 shares of Oncotelic Common Stock. (See Note 3)

In November 2019 Mateon issued 84,475 shares of Series A Preferred Stock to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger (See Note 3)

Issuance of Common Stock during the three and six months ended June 30, 2020

In February 2020, Mateon issued 500,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 5).

In February 2020, Mateon issued 1,200,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 5)

In March 2020, Mateon issued 750,000 shares of its Common Stock to TFK in connection with the part conversion of the TFK Note. (See Note 5).

In March 2020, Mateon issued 500,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 5)

In March 2020, Mateon issued 1,012,145 shares of its Common Stock to TFK in connection with the part conversion of the TFK Note. (See Note 5).

In June 2020, Mateon issued 569,800 shares of its Common Stock to Peak One in connection with the full conversion of one of their convertible notes payable. (See Note 5)

Issuance of Common Stock in 2019

In April, 2019, pursuant to the Merger, Mateon issued 41,000,033 shares of Common Stock in exchange for 10,318,746 shares of Oncotelic common stock. (See Note 3)

In April 2019, Mateon issued 700,000 restricted shares of its Common Stock with a fair value of $0.11 per share to two noteholders in connection with convertible notes payable. (See Note 5)

In June 2019, Mateon issued 350,000 restricted shares of its Common Stock with a fair value of $0.18 per share in connection with a convertible note payable. (See Note 5)

In June 2019, Mateon issued 300,000 restricted shares of its Common Stock to Peak One with a fair value of $0.20 to extend the date of conversion of the Peak One Tranche #1 Note into Common Stock of Mateon at 65% of the traded price of Mateon’s Common Stock until January 18, 2020. This restriction did not apply if Peak One wished to convert the Peak One Tranche #1 Note at $0.10. The Company recorded a cost of $60,000 in lieu of such issuance.

In November 2019, Mateon issued 300,000 restricted shares of its Common Stock to TFK with a fair value of $0.20 to extend the date of conversion of the TFK Note into Common Stock of Mateon at 65% of the traded price of Mateon’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the TFK Note at $0.10 per share. The Company recorded a cost of $60,000 in lieu of such issuance.

NOTE 8 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, Mateon’s Common Stock and corresponding outstanding options survived. The below information details Mateon’s associated option activity pre and post merger.

As of June 30, 2020, options to purchase Mateon’s Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of Mateon’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of Mateon’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2019	6,145,044	$0.75
Expired or canceled	(9,760)	2.79
Outstanding at June 30, 2020	6,135,284	$0.75

The following table summarizes information about options to purchase shares of Mateon’s Common Stock outstanding and exercisable at June 30, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	2,524,513	7.98	$0.22	2,524,513
0.38	1,162,500	6.54	0.38	1,162,500
0.51	242,966	6.95	0.51	242,966
0.58	271,224	6.33	0.58	271,224
0.73	1,025,000	5.73	0.73	1,025,000
1.37	150,000	5.06	1.37	150,000
1.43	525,000	4.91	1.43	525,000
2.60	5,280	4.01	2.60	5,280
2.95	150,000	3.98	2.95	150,000
11.88	2,359	1.51	11.88	2,359
15.00	75,000	4.91	15.00	75,000
19.80	1,442	1.34	19.80	1,442
	6,135,284	6.44	$0.74	6,135,284

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on Mateon’s closing stock price of $0.19 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2020, there was no future compensation cost as all stock options vested as the compensation was fully expensed prior to the Merger and no new options have been granted since then.

In April 2019 and in conjunction with the close of the Merger, the Company recorded approximately $341,000 in compensation cost as a result of the acceleration of the vesting schedule of approximately 328,000 Oncotelic options. Pursuant to the Merger these options were converted into Common Stock and Series A Preferred Shares in the Company.

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. Details of the agreements and the incentive compensation is described in detail in Note 10 – Commitments & Contingencies under “Employment Agreements”. The incentive stock options or the restricted stock awards granted to the Company’s executive officers have not been granted as of the date of this filing.

Warrants

Pursuant to the Merger, Mateon’s Common Stock and corresponding outstanding warrants survived. The below information represents Mateon’s associated warrant activity pre-merger and post-merger.

In February 2020, Mateon offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance. The issuance of warrants to purchase shares of Mateon’s Common Stock, including those attributed to debt issuances, as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
As of June 30, 2020
Outstanding at December 31, 2019	19,515,787	$0.60
Issued during three months ended June 30, 2020	13,750,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at June 30, 2020	15,237,500	$0.20

		Weighted-
		Average
	Shares	Exercise Price
As of December 31, 2019
Outstanding at December 31, 2018	24,380,893	$1.05
Expired or cancelled	(4,865,106)	2.82
Outstanding at December 31, 2019	19,515,787	$0.60

The following table summarizes information about warrants outstanding and exercisable at June 30, 2020:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.75	$0.20	1,487,500
0.20	13,750,000	2.75	0.20	13,750,000

	15,237,500	2.75	$0.20	15,237,500

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants were exercisable for three to five years from the grant date. All the warrants are currently exercisable. There were no warrants issued during the year ended December 31, 2019. 13,750,000 warrants were issued during the three months ended March 31, 2020 and Mateon recorded stock-based compensation of $2,100,000 as the fair value of the warrants using a Black Scholes valuation model using the following input values.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

NOTE 9 – INCOME TAXES

The Company had net deferred tax assets of approximately $65,600,000 and $65,000,000 as of June 30, 2020 and December 31, 2019, respectively, which primarily relate to net operating loss carryforwards. The increase during the three months ended June 30, 2020 relates to the operations of the Company.

The Company records a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not.

The Company has identified our federal and California state tax returns as “major” tax jurisdictions. Currently, the periods the Company’s income tax returns are subject to examination for these jurisdictions are 2015 through 2018, until such time the Company files the 2019 tax return. The Company believes its income tax filing positions and deductions will be sustained on audit, and the Company do not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

At June 30, 2020, the Company had available net operating loss carry forwards for federal income tax reporting purposes of approximately $249,900,000, including net operating losses of $1,900,000 recorded through the six months ended June 30, 2020. At December 31, 2019, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $248,000,000 which are available to offset future taxable income. Portions of these carry-forwards will expire through 2038 if not otherwise utilized. The Company has not performed a formal analysis, but the Company believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts the Company’s ability to realize these deferred tax assets.

As of the date of this filing, the Company has not filed its 2019 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

In August 2019, Mateon entered into Employment Agreements and incentive compensation arrangements with each of its then executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, the Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. In November 2019, upon review of the said employment agreement with Dr. Uckun, it was observed that the agreement submitted for Dr. Uckun was the incorrect document and the Company filed the correct document.

The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by Mateon’s Board or the Compensation Committee of the Board (the “Compensation Committee”) from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee.

The Employment Agreements provide for equity awards to each executive under the terms of Mateon’s stock option plans. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Mateon’s Common Stock. Mateon will compensate Messrs. Trieu, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock will vest fully on the one-year anniversary of employment. As of December 31, 2019, the restricted shares have yet to be issued. The Employment Agreements also provide for grants of incentive stock options to purchase shares of Mateon’s Common Stock under the Stock Plans. Such options shall vest and become exercisable after one year of employment. As of December 31, 2019, these options had yet to be granted. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the 2017 Stock Plan.

The initial restricted stock grants and stock option grants have been set for the executives as follows:

Executive	Title	Restricted Stock (Shares)	Stock Options (Shares)
Vuong Trieu	Chief Executive Officer	209,302	313,953
Chulho Park	Chief Technology Officer	162,791	244,186
Amit Shah	Chief Financial Officer	148,837	223,256

The incentive stock options or the restricted stock awards granted to the Mateon’s officers have not been issued as of the date of this filing.

PointR Merger Consideration

The total purchase price of $17,831,427 represented the consideration transferred from Mateon in the PointR Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and includes $2,625,000 of contingent consideration of shares issuable to PointR shareholders upon achievement of certain milestones.

NOTE 11 – SUBSEQUENT EVENTS

Maida Appointment

Effective July 7, 2020, Dr. Maida was appointed as the Chief Clinical Officer for the Company. The Company and Dr. Maida are in discussions to formalize his employment agreement. Until such time, the consulting agreement with Dr. Maida shall continue to prevail.

Private Placement through JH Darbie & Co., Inc.

On July 23, 2020, the Company entered into subscription agreements with certain accredited investors (each individually a “2020 Subscription Agreement”, and collectively, the “2020 Subscription Agreements”), whereby Mateon issued and sold a total of 40 units (each individually, a “Unit” and collectively, the “Units”), with each Unit consisting of (i) 25,000 shares of the common stock of EdgePoint AI, par value $0.01 per share (“Edgepoint Common Stock”), a division of the Company, for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by Mateon (the “2020 Financing Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of Mateon’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “2020 Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (the “2020 Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Mateon’s Common Stock at $0.20 per share (the “2020 Mateon Warrants”) (the sale of Units is, the “2020 Financing”). Further, the Company sold an additional 10 Units on August 7, 2020 at the same terms as mentioned above.

Thus far, the 2020 Financing resulted in gross proceeds of $2,500,000 to the Company. Placement agent fees of $321,000 were paid to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which DH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best efforts basis. The issuance and sale of the Units on July 23, 2020 represented the first tranche of the 2020 Financing and the sale of the Unites on August 6, 2020 represented the second tranche of the 2020 financing.

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Series A Convertible Preferred Stock.  The deadline for Stockholders to respond to the Consent Solicitation Statement was August 10, 2020 at 5:00 PM.  Pursuant to the Consent Solicitation Statement, the following actions were approved by the written consent of the requisite number of Stockholders:

(1)	changing the name of the Company to “Oncotelic, Inc.” and to changing the Company’s ticker symbol (the “Name Change”);

(2)	amending the Company’s Amended and Restated 2015 Equity Incentive Plan to increase the number of shares of Common Stock available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3)	increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4)	amending and restating the certificate of incorporation for the Company to give effect to the Name Change, Capital Increase and forum selection provision.

The Company will file the Current Report on Form 8-K to declare the voting results on or before the due date of filing such report.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Form 10-K filed with the SEC on May 14, 2020, which includes the audited financial statements for our subsidiary, Oncotelic, as of and for the years ended December 31, 2018. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992 and changed its name to Mateon Therapeutics, Inc. in 2016. The Company conducts business activities through both the Company and its wholly-owned subsidiaries, Oncotelic and PointR. The Company is currently evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Merger Agreement with Oncotelic, Inc.

In April 2019, Mateon entered into a merger agreement with Oncotelic a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA, and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). Meteon and Oncotelic entered into the Merger Agreement in order to create a publicly traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options. Following the satisfaction of closing conditions contained in the Merger Agreement, the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the Merger as a wholly-owned subsidiary of the Company.

Merger Agreement with PointR Data, Inc.

In August 2019, the Company entered into the PointR Merger Agreement with PointR, a privately-held developer of high-performance cluster computer and AI applications. The PointR Merger Agreement provided, that subject to the satisfaction of certain conditions, PointR would be merged with and into a newly formed subsidiary of the Company, with PointR surviving the Merger as a wholly-owned subsidiary of the Company.

In November 2019, the Company entered into Amendment No. 1 to the PointR Merger Agreement (the “Amendment”) with PointR and consummated the PointR Merger. The PointR Merger is intended to create a publicly traded AI driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma.

For additional information on both mergers, refer to our Annual Report on form 10-K filed with the SEC on May 14, 2020.

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

Oncotelic is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an IND with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. In addition, the Company is developing artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). It has an EC50 of 0.45 ug/ml (In an in vitro study Mateon’s test result at Utah State University), and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin.

Our artificial intelligence subsidiary, PointR, develops and deploys high performance cluster computers and AI technologies as a supercomputing grid that can be layered in and interconnected to create an all-point mesh to harvest operational data within manufacturing plant, hospitals, clinics, phase I units. These grids provide real-time, localized decision-making harvesting complex data from structured and unstructured sources. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the Vision platform is a network of activity detection cameras functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger.

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

Research Service Agreement between Golden Mountain Partners LLC (GMP) and the Company.

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic and GMP entered into a research and services agreement (the “GMP Research Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). On March 18, 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (EC50) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (SI) value of >130, which is considered highly active. On March 23, 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID Field including 50/50 profit sharing. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, OXi4503 and CA4P, to a joint venture company (the “Joint Venture Transaction”) to be established jointly between Oncotelic and GMP (or its designee), as well as providing management services and other expertise to the joint venture company. GMP intends that it (or its designee, as the case may be) shall provide funding to the joint venture company to support its development and commercial activities in the joint venture company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

The joint venture company is intended to be owned 50% by Oncotelic and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field in the territory set forth above, (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the Food and Drug Administration. GMP paid the Company fees of $300,000.00 during the three months ended March 31, 2020 and $900,000.00 during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred. The Company has received the total fees from GMP as of the date of this report.

Agreement with Autotelic BIO

Oncotelic had entered into a license agreement in February 2018 (the “ATB Agreement”) with Autotelic BIO (“ATB”), a non-affiliated Korean Company. The ATB Agreement licensed the use of OT-101, in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combined Product only, in the COVID-19 field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combined Product. Oncotelic was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combined Product. ATB paid Oncotelic a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made in June 2020 after the successful completion of the in-vivo study and the Company recorded the revenue during the three months ended June 30, 2020. In addition, ATB is to pay Oncotelic: (i) $500,000 upon Oncotelic’s completion of the technology know how and Oncotelic’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom.D ATB paid the Company fees of $0.5 million during the three months ended June 30, 2020 for the successful completion of the in-vivo efficacy studies.

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

Private Placement through JH Darbie & Co., Inc.

On July 23, 2020, the Company began its 2020 Financing and entered into the 2020 Subscription Agreements, whereby Mateon issued and sold a total of 40 Units, with each Unit consisting of (i) 25,000 shares of EdgePoint Common Stock, for a price of $1.00 per share; (ii) one 2020 Financing Note, convertible into a maximum of 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of Mateon’s Common Stock, at a conversion price of $0.18 per share; and (iii) the 2020 Warrants, consisting of (a) 50,000 2020 EdgePoint Warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share, and (b) 50,000 2020 Mateon Warrants to purchase an equivalent number of shares of Mateon’s Common Stock at $0.20 per share. Further, the Company sold an additional 10 Units on August 7, 2020 at the same terms as mentioned above.

Thus far, the 2020 Financing resulted in gross proceeds of $2,500,000 to the Company. Placement agent fees of $321,000 were paid to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which DH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best efforts basis. The issuance and sale of the Units on July 23, 2020 represented the first tranche of the 2020 Financing and the sale of the Unites on August 6, 2020 represented the second tranche of the 2020 financing.

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

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

A comparison of the Company’s operating results for the three months ended June 30, 2020 and 2019, respectively, is as follows.

	2020	2019	Variance
Revenue	$1,400,000	$-	$1,400,000

Operating expense:
Research and development	482,142	363,774	118,368
General and administrative	904,018	797,231	106,787
Total operating expense	1,386,160	1,161,005	225,155
Income (loss) from operations	13,840	(1,161,005)	1,174,845
Loss on conversion of debt	(41,469)	-	(41,469)
Change in the value of derivatives on debt	746,809	-	746,809
Interest expense, net	(137,089)	(28,105)	(108,984)
Net income (loss)	$582,091	$(1,189,110)	$1,771,201

Three months ended June 30, 2020 and 2019:

We recorded a net income of approximately $0.6 million for the three months ended June 30, 2020, compared to a net loss of approximately $1.2 million for the three months ended June 30, 2019. The increased profit of approximately $1.8 million for the three months ended June 30, 2020 as compared to the same period of 2019 was primarily due to recording revenue of approximately $1.4 million and a change in value on derivatives of $0.7 million during the three months ended June 30, 2020; offset primarily by approximately $0.2 million of higher expenses related to the Mateon operational expenses and $0.1 million related to interest expense related to the debt raised by the company in the second and third quarters of 2019. The financial information presented does not include any expenses for PointR operations for the three months ended June 30, 2019.

Revenue

We recorded services revenue of $1.4 million during the three months ended June 30, 2020 as compared to no revenues during the same period ended in 2019. The services revenue of $0.9 million was recorded from services provided to GMP during the period ended June 30, 2020 in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41,000. We also recorded $0.5 million of revenues from ATB upon the successful completion of the in-vivo efficacy studies based on the ATB Agreement.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $0.1 million for the three months ended June 30, 2020 compared to the same period in 2019. The higher R&D cost was primarily due to by higher amortization of intangibles of $0.1 million. The financial information presented does not include any R&D activity for PointR for the period ended June 30, 2019.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to increases of approximately $0.1 million due to increase in legal and professional expenses.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended June 30, 2020, we recorded a loss on conversion of debt by Peak One of approximately $40 thousand related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in Value of Derivatives

During the three months ended June 30, 2020, we recorded a gain of $0.7 million upon a change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor. No similar charge was recorded during the same period in 2019.

Interest Expense, Net

During the three months ended June 30, 2020, we recorded $0.1 million of interest expense on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor, as well as the Fall 2019 Notes. This included normal amortization of debt discounts and interest recorded on the Fall 2019 Notes. No similar charges were recorded during the same period in 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

A comparison of the Company’s operating results for the six months ended June 30, 2020 and 2019, respectively, is as follows.

	2020	2019	Variance
Revenue	$1,740,855	$-	$1,740,855

Operating expense:
Research and development	794,141	765,261	28,880
General and administrative	3,583,168	1,371,807	2,211,361
Total operating expense	4,377,309	2,137,068	2,240,241
Income (loss) from operations	(2,636,454)	(2,137,068)	(499,386)
Loss on conversion of debt	(166,067)	-	(166,067)
Change in the value of derivatives on debt	10,512	-	10,512
Interest expense, net	(1,283,794)	(28,105)	(1,258,689)
Net income (loss)	$(4,075,803)	$(2,165,173)	$(1,910,630)

Six months ended June 30, 2020 and 2019:

We recorded a net loss of approximately $4.1 million for the six months ended June 30, 2020, compared to a net loss of approximately $2.2 million for the three months ended June 30, 2019. The increased loss of approximately $1.9 million for the six months ended June 30, 2020 as compared to the same period of 2019 was primarily due to approximately $2.2 million of higher operational expenses related to Mateon, $1.2 million related to interest expense related to the debt raised by the company in the second and third quarters of 2019 and a loss of $0.2 million of loss on conversion of deb offset by the recording revenue of approximately $1.7 million during the six months ended June 30, 2020. The financial information presented does not include any expenses for PointR operations for the period ended June 30, 2019.

Revenue

We recorded services revenue of $1.7 million during the three months ended June 30, 2020 as compared to no revenues during the same period ended in 2019. The services revenue of $1.2 million was recorded from services provided to GMP during the period ended June 30, 2020 in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41 thousand. We also recorded $0.5 million of revenues from ATB upon the successful completion of the in-vivo efficacy studies based on the ATB Agreement.

Research and Development Expenses

R&D expenses marginally increased by approximately $30 thousand for the six months ended June 30, 2020 compared to the same period in 2019.

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

General and Administrative Expenses

G&A expenses increased by approximately $2.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase of approximately $2.1 million of non-cash stock based compensation expense and $0.1 million due to increase in legal and professional expenses.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the six months ended June 30, 2020, we recorded a loss on conversion of debt by Peak One and TFK of approximately $0.2 million related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in Value of Derivatives

During the six months ended June 30, 2020, we recorded a gain of approximately $11 thousand upon a change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor. No similar charge was recorded during the same period in 2019.

Interest Expense, Net

During the six months ended June 30, 2020, we recorded $1.3 million of interest expense on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor, as well as the Fall 2019 Notes. This included normal amortization of debt discounts, recording of initial fair value of conversion of the notes from Peak One, TFK and the bridge investor and the acceleration of amortization of debt discounts upon conversion of the Peak One and TFK Notes. No similar charges were recorded during the same period in 2019.

Liquidity, Financial Condition and Capital Resources ($s in ’000’s)

	June 30, 2020 (Unaudited)	December 31, 2019
Cash	$661	$82
Working capital	(7,433)	(6,510)
Stockholders’ Equity	15,798	16,902

The Company has experienced net losses every year since inception and as of June 30, 2020 had an accumulated deficit of approximately $16.2 million. As of June 30, 2020, the Company had approximately $0.7 million in cash and current liabilities of approximately $8.2 million, of which approximately $1.3 million are net assumed liabilities of Mateon as part of the merger. While the Company expects to generate revenue from services and or licensing milestones in the near future, the Company expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs, including for COVID-19. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$258,939	$(893,229)
Net cash provided by investing activities	-	182,883
Net cash provided by financing activities	320,000	792,120
Increase in cash	$578,939	$81,774

Operating Activities

Net cash generated from operating activities was approximately $0.3 million for the six months ended June 30, 2020. This was due to the net loss of approximately $4.1 million, which was partially offset by non-cash charges of approximately $3.6 million, non-cash loss on conversion of debt of approximately $0.2 million and changes in operating assets and liabilities of $0.6 million.

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2019, due to the net loss of $2.2 million offset by non-cash charges of $0.8 million and changes in operating assets and liabilities of $0.5 million.

Investing Activities

Net cash generated from investing activities was $0 for the six months ended June 30, 2020 as compared to $0.2 million for the same period of 2019. Cash generated during the six months ended June 30, 2019 was due to the cash acquired from the Oncotelic Merger.

Financing Activities

Net cash generated from financing activities was $0.3 million during the six months ended June 30, 2020 as compared to $0.8 million during the six months ended June 30, 2019.

During the six months ended June 30, 2020, net cash provided by financing activities was $250,000 under the Payment Protection Plan instituted by the Federal Government to support small businesses impacted by the COVID-19 pandemic and $70,000 from receipt of a short term loan from the Company’s CEO.

For the six months ended June 30, 2019, net cash provided by financing activities was $83,000 from the sale of Oncotelic Common Stock and $0.7 million from the issuance of convertible debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2020 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We added two new directors to our Board of Directors and re-established our Audit Committee. During the fiscal year ended December 31, 2019, and as a result of the Merger, we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software. We have recruited a third party firm to assist us in the evaluation of our financial reporting capabilities as well as advise on complex accounting matters, including revenue recognition under ASC 606, goodwill impairment, fair value measurements etc.

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

It is possible that we may not have fully anticipated the extent of the risks associated with the Merger. After the Merger, Oncotelic’s historic business was combined with Mateon and prior to the Merger, Oncotelic had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. The risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with Oncotelic’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.

Our historical results of operation may not fully reflect the underlying performance of our business and period-to-period comparisons of our operating results may not be meaningful.

For accounting purposes, the Merger between Mateon and Oncotelic is treated as a “reverse merger” under U.S. GAAP and Oncotelic is considered the accounting acquirer. Oncotelic’s historical results of operations will replace the Mateon’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the Company’s financial statements will reflect the results of operations of the combined Company. Accordingly, the financial statements for the Company included in this Quarterly Report for periods prior to the Merger are not the same as the Company’s prior reported filings with the SEC, which were derived from the operations of Mateon. As a result, period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2020, we issued 2,012,145 shares of our Common Stock to Peak One for $150,000 upon the partial conversion of their debt of $400,000. Further, during the three months ended June 30, 2020, we issued 569,800 shares of our Common Stock to Peak One for $50,000 upon the full conversion of their debt of $200,000 under the first tranche of their debt. After the conversion, the remaining debt owed to Peak One, as of June 30, 2020 is $200,000.

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

The following exhibits are included as part of this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.55	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2018 and December 31, 2017				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 14, 2020
By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 14, 2020

