Form 10-Q
period 2020-09-30
MATEON THERAPEUTICS INC
filed 2020-11-16
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 11, 2020, there were 89,601,912 shares of the registrant’s common stock outstanding.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,362,188	$81,964
Restricted cash	20,000	-
Accounts receivable	19,748	149,748
Prepaid & other current assets	88,010	41,288

Total current assets	1,489,946	273,000

Development equipment, net of depreciation of $83,152 and $64,404	19,477	47,554
Intangibles, net of accumulated amortization of $124,133 and $85,608	886,047	924,572
In process R&D, net of accumulated amortization of $206,580 and $0	1,170,620	1,377,200
Goodwill	21,062,455	21,062,455
Total assets	$24,628,545	$23,684,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,731,620	$2,054,983
Accounts payable to related party	385,002	601,682
Contingent consideration	2,625,000	2,625,000
Derivative liability on Notes	776,470	540,517
Convertible debt, net of costs	1,017,868	944,450
Convertible debt, related party, net of costs	330,674	16,474
Private placement convertible debt, net of costs	612,892	-
Private placement convertible debt, related party, net of costs	33,274	-
Payroll Protection Plan loan	251,104	-

Total current liabilities	8,763,904	6,783,106

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 278,188 and 278,188 shares issued and outstanding	2,782	2,782
Common stock, $.01 par value; 150,000,000 shares authorized; 89,601,912 and 84,069,967 issued and outstanding, respectively	896,020	840,700
Additional paid-in capital	32,176,064	28,185,599
Accumulated deficit	(18,189,766)	(12,127,406)
Total Mateon Therapeutics, Inc stockholders’ equity	14,885,100	16,901,675
Non-controlling interest	979,541	-
Total stockholders’ equity	15,864,641	16,901,675
Total liabilities and stockholders’ equity	$24,628,545	$23,684,781

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF OPERATIONS

For the Three AND NINE MONTHS ended SEPTEMBER 30, 2020 and 2019

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Service Revenue	$-	$-	$1,740,855	$-

Operating expenses:
Research and development	936,196	343,789	1,730,337	1,109,050
General and administrative	680,077	586,924	4,263,265	1,958,731
Total operating expenses	1,616,273	930,713	5,993,602	3,067,781

Loss from operations	(1,616,273)	(930,713)	(4,252,747)	(3,067,781)
Other expense:
Interest expense, net	(331,459)	(60,413)	(1,615,233)	(88,518)
Change in fair value of derivative on debt	49,992	-	60,504	-
Loss on debt conversion	(88,817)	-	(254,884)	-
Total other expense	(370,284)	(60,413)	(1,809,612)	(88,518)
Net Loss	$(1,986,557)	$(991,126)	$(6,062,360)	$(3,156,299)

Basic & diluted net loss per share attributable to common stock	$(0.02)	$(0.01)	$(0.07)	$(0.06)
Basic & diluted weighted average common stock outstanding	88,964,549	74,526,579	87,474,986	52,131,543

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$-	$16,901,675

Stock-based compensation	-	-	-	-	2,147,591	-	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-	-	721,064
Net loss	-	-	-	-	-	(4,657,894)		(4,657,894)
Balance at March 31, 2020	278,188	2,782	88,032,112	880,321	31,014,633	(16,785,300)	-	15,112,436

Common shares issued upon partial conversion of debt	-	-	569,800	5,699	97,741	-	-	103,440
Net income	-	-	-	-	-	582,091	-	582,091
Balance as of June 30, 2020	278,188	2,782	88,601,912	886,020	31,112,374	(16,203,209)	-	15,797,967
							-
Common shares issued upon partial conversion of debt	-	-	1,000,000	10,000	66,065	-	-	76,065
Beneficial conversion feature on convertible debt	-	-	-	-	632,194	-	-	632,194
Warrants issued in connection with private placement	-	-	-	-	365,431	-	-	365,431
Non-controlling interest in Edgepoint	-	-	-	-	-	-	979,541	979,541
Net loss	-	-	-	-	-	(1,986,557)	-	(1,986,557)
Balance as of September 30, 2020	278,188	$2,782	89,601,912	$896,020	$32,176,064	$(18,189,766)	$979,541	$15,864,641

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759

Common shares issued for cash	-	-	20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Stock-based compensation	-	-	-	-	268,259	-	268,259
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Net loss	-	-	-	-	-	(976,063)	(976,063)
Balance at March 31, 2019	-	-	7,037,168	70,372	8,892,149	(6,466,340)	2,496,181

Recapitalization under reverse merger	193,713	1,937	75,232,798	752,328	2,972,606	881	3,727,752
Stock-based compensation	-	-	-	-	72,415	-	72,415
Beneficial Conversion Feature on convertible debt and restricted common shares	-	-	1,050,000	10,500	498,640	-	509,140
Common shares issued in conversion of warrants	-	-	150,000	1,500	(1,380)	-	120
Net loss	-	-	-	-	-	(1,189,110)	(1,189,110)
Balance as of June 30, 2019	193,713	1,937	83,469,966	834,700	12,434,430	(7,654,569)	5,616,498

Beneficial conversion feature on convertible debt	-	-	-	-	175,000	-	175,000
Net loss	-	-	-	-	-	(991,126)	(991,126)
Balance as of September 30, 2019	193,713	$1,937	83,469,966	$834,700	$12,609,430	$(8,645,695)	$4,800,372

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,062,360)	$(3,156,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred finance costs	1,591,261	88,479
Amortization of intangible assets	245,104	38,524
Stock-based compensation	2,147,591	340,674
Depreciation on development equipment	27,987	-
Issuance of common stock in lieu of cash for services	-	418,136
Change in fair value of derivative	(60,504)	-
Loss on debt conversion	254,884	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	104,071	35,175
Accounts payable and accrued expenses	644,329	329,760
Accounts payable to related party	(216,680)	569,256
Net cash used in operating activities	(1,324,317)	(1,336,295)

Cash flows from investing activities:

Cash acquired in mergers	-	182,883
Net cash provided by investing activities	-	182,883

Cash flows from financing activities:
Proceeds from sales of common stock, net of costs	-	83,120
Proceeds from Payroll Protection Plan	250,000	-
Proceeds from short term loan, related party	70,000	148,000
Proceeds from private placement	2,304,541	-
Net cash provided by financing activities	2,624,541	1,167,120
Net increase in cash and restricted cash	1,300,224	13,708

Cash - beginning of period	81,964	2,498

Cash and restricted cash - end of period	$1,382,188	$16,206

Supplemental cash flow information:
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$900,569	$-
Recapitalization under reverse merger	$-	$3,727,752
Beneficial Conversion Feature on convertible debt and restricted common shares	$-	$684,140
Common stock issued for settlement of accounts payable	$-	$238,090

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MATEON THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) ( “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both Mateon and its wholly-owned subsidiaries, Oncotelic, Inc. (“Oncotelic”), a Delaware corporation and PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Mateon, Oncotelic, PointR and Edgepoint are collectively, the “Company”). Mateon is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

In April 2019, Mateon entered into an Agreement and Plan of Merger with Oncotelic (the “Merger Agreement”), a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and the Mateon’s wholly-owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub was merged with and into Oncotelic (the “Merger”), with Oncotelic surviving the Merger as a wholly-owned subsidiary of Mateon. Also, in April 2019, Mateon completed the Merger and Oncotelic became a wholly-owned subsidiary of Mateon. The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic is considered the acquirer for accounting purposes, and Mateon’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic prior to the Merger in the financial statements and filings with the Securities and Exchange Commission.

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

The Company is developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, Mateon entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services for the development of OT-101. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, Mateon secured $2 million in debt financing, evidenced by a one year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of Mateon. The GMP Note liability commenced to accrue when GMP first began to pay for services related to the clinical trial to our third party clinical research organization, upto a maximum of $2 million. GMP paid an equivalent of approximately $0.5 million to the clinical trial organization in October 2020. The GMP Note is convertible into Mateon’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at Mateon’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

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

In February 2020, Mateon formed a subsidiary, Edgepoint. Edgepoint is a start-up company that plans to develop technologies and IP related to various unmet issues within the pharma and medical device industries.

In addition, the Company is developing artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). It has an EC50 of 0.45 ug/ml (In an in vitro study Mateon’s test result at Utah State University), and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. This is a global study with India to contribute at least 120 pts to the total aggregate of 3000 pts. ARTI-19 in India is being conducted by Windlas Biotech Private Limited, as part of Mateon’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America.

Recent Developments

GMP Note

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million.  In October 2020, the GMP paid approximately $0.5 million to the clinical trial organization, which accrued as a liability to the Company under the terms of the GMP Note.

JH Darbie & Co., Inc. Private Placement

During the three months ended September 30, 2020, the Company raised net proceeds of approximately $2.3 million, between July and September 2020, through JH Darbie & Co., Inc. (“JH Darbie”) through the sale of units (“Units”), with each Unit consisting of (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Mateon Warrant”) (the “JH Darbie Financing”).

The Company incurred $0.4 million of costs associated with the JH Darbie Financing, of which $0.3 million was paid as direct placement fees to JH Darbie, pursuant to that certain Placement Agent Agreement, dated February 25, 2020 (the “Darbie Placement Agreement”). Under the Darbie Placement Agreement, JH Darbie has the right to sell a minimum of 40 Units, as described in Note 6 below, and a maximum of 100 Units on a best-efforts basis. The issuance and sale of the 53 Units in July, August and September 2020 represented the first three tranches of the JH Darbie Financing. JH Darbie also earned the right to 5.3 Units as their fees. For more information on the financing, see Note 6 below.

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Preferred Stock, to approve the following actions:

(1) changing the name of the Company to “Oncotelic, Inc.” and to changing the Company’s ticker symbol (the “Name Change”);

(2) amending the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of Common Stock available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3) increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4) amending and restating the certificate of incorporation for the Company (the “Amended and Restated Certificate”) to give effect to the Name Change, Capital Increase and forum selection provision.

The Stockholders approved the Name Change, the Plan Amendment, the Capital Increase, and the Amended and Restated Certificate. On November 5, 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action has been filed with the Financial Industry Regulatory Authority (FINRA), requesting approval to change its name and ticker symbol. The Company is still awaiting FINRA’s approval on its notice of corporate action, and upon receipt of acceptance, the Company’s ticker symbol will be changed to reflect the Company’s name change.

Entry into MOU and Agreement with Windlas

On August 19, 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas Biotech Private Limited (“Windlas”) for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19”, which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches.

On September 1, 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial has been cleared by India regulatory authorities for initiation. The trial is now registered under CTRI and three sites have been selected, their IRB approval obtained, their staffs have been trained into the protocol/EDC. Additional sites will be added as the trial progressed. Enrollment of patients has already commenced for the trial.

The Company and Windlas entered into a License, Development and Commercialization Agreement, dated November 10, 2020 (the “Commercialization Agreement”), which formalized the terms set forth in the MOU. Pursuant to the Commercialization Agreement, Windlas shall be responsible for developing, manufacturing, and supplying Artemisinin within India and eventually expanding worldwide, excluding China, and its territories and the Americas. Windlas will also be responsible to market Artemisinin and its variants in India. Under the terms of the Commercialization Agreement, Windlas and the Company will evenly split all profits derived from commercialization of Artemisinin within India. For all other territories, which excludes China and its territories and the Americas, the profit-split ratio is to be determined and negotiated on a country-by-country basis.

Please review Note 12 – Subsequent events for more information on updates since September 30, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Mateon and its wholly owned subsidiaries, Oncotelic and PointR; and Edgepoint for which there are non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $18.2 million since inception of Oncotelic as Mateon’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic prior to the Merger in the financial statements and filings. The Company also has a negative working capital of $7.3 million at September 30, 2020, of which approximately $1.3 million is attributable to assumed negative working capital of Mateon and $2.6 million contingent liability of issuance of common shares of Mateon to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company continues to have negative cash flows from operations through the nine months ended September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products to generate sufficient revenues to cover its anticipated expenses, through either technology transfer or product sales, as well as develop AI technologies either directly or through its subsidiaries. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

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

During the three months ended September 30, 2020, the Company raised gross proceeds of $2.65 million, between July and September 2020, through JH Darbie & Co., Inc. (“JH Darbie”). The Company incurred $0.4 million of costs associated with the raise, of which $0.3 million was paid as direct placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which DH Darbie has the right to sell a minimum of 40 units, as described in Note 6 below, and a maximum of 100 units on a best-efforts basis. The issuance and sale of the 53 Units in July, August and September 2020 represented the first three tranches of the JH Darbie Financing. JH Darbie also earned the right to 5.3 Units as their fees. For more information on the financing, see Note 6 below.

During the nine months ended September 30, 2020, the Company recorded a total of approximately $1.7 million in service revenues from GMP and ATB. There are no assurances that the Company would be able to generate revenues for services and/or outlicensing fees in the near future.

During the nine months ended September 30, 2020, the Company’s CEO provided short term funding of $70,000 to the Company.

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

Cash

As of September 30, 2020, and December 31, 2019, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

Debt issuance Costs and Debt discount

Issuance costs are specific incremental costs that are (1) paid to third parties and (2) directly attributable to the issuance of a debt or equity instrument. The issuance costs attributable to the initial sale of the instrument should be offset against the associated proceeds in the determination of the instrument’s initial net carrying amount.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying condensed balance sheets if related to the issuance of debt or presented as a reduction of Additional Paid in capital if related to the issuance of an equity instrument.

The Company applied the relative fair value to allocate the issuance costs among freestanding instruments that form part of the same transaction.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Other than the restricted cash of $20,000, the Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2020.

	Carrying	Fair Value Measurement Using
At September 30, 2020	Value	Level 1	Level 2	Level 3	Total

Restricted Cash – CDs at Bank	$20,000	$20,000	$-	$-	$20,000
	$20,000	$-	$-	$-	$20,000

The derivative liabilities associated with its 2019 convertible note debt /financing (see Note 5), consisted of conversion feature derivatives at September 30, 2020 hence are classified as Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2020:

Conversion Feature
Balance at December 31, 2019	$540,517
New derivative liability	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(573,811)
Change in fair value	(60,504)

Balance at September 30, 2020	$776,470

As of September 30, 2020, and December 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2020:

September 30, 2020 Key Assumptions for fair value of conversions
Risk free interest	0.13%
Market price of share	$0.18
Life of instrument in years	1.56 – 1.85
Volatility	150.77%
Dividend yield	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the period ended September 30, 2020, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

Other Fair Value Measurements

As of the closing of the Company’s first three rounds of offering under a private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.2 per share associated with the warrants to purchase up to 2,915,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation model using the following input values

Expected Term	1.5 years
Expected volatility	184.7%-191.9%
Risk-free interest rates	0.13%-0.15%
Dividend yields	0.00%

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

	Three and Nine Months Ended September 30,
	2020	2019

Convertible notes	20,237,084	10,000,000
Stock options	6,130,004	6,145,044
Warrants	18,152,500	19,515,787
Potentially dilutive securities	44,519,588	35,660,831

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the nine months ended September 30, 2020 and year ended December 31, 2019, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the nine months ended September 30, 2020 and 2019, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the nine months ended September 30, 2020 and 2019, there were no impairment losses recognized for Goodwill.

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

Research Service Agreement between GMP and Mateon Therapeutics Inc./Oncotelic Inc. (“Mateon Entities”).

In February 2020, Oncotelic and GMP entered into a research and services agreement (the “Agreement”) memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, the Company reported the positive anti-viral activity results of OT-101 (the “Product”) in an in vitro antiviral testing performed by an independent laboratory to GMP, at which time, the Mateon Entities and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of the Product within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID field on a global basis, and an economic interest in the use of the Product in the COVID field including 50/50 profit sharing. GMP paid the Company fees of $0.3 million during the three months ended March 31, 2020 and $0.9 million during the three months ended June 30, 2020 for the services rendered under the Agreement and Supplement, respectively. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred. The Company received the cash for the services rendered during the nine months September 30, 2020.

Agreement with Autotelic BIO

Oncotelic had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made in June 2020 after the successful completion of the in-vivo study and, as such, the Company recorded the revenue during the three months ended June 30, 2020. In addition, ATB is to pay Oncotelic: (i) $500,000 upon Oncotelic’s completion of the technology know how and Oncotelic’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. For the nine months ended September 30, 2020, the Company recorded $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted ASU 2015-14 during the nine months ended September 30, 2020 as till then, no revenue was earned by the Company.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact of the Update on its financial statements

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

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

Intangible Asset Summary

The following table summarizes the balances as of September 30, 2020 and December 31, 2019, of the intangible assets acquired, their useful life, and annual amortization:

	September 30, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.26
Intangible asset – Capitalization of license cost	190,989	18.26
	1,010,180
Less Accumulated Amortization	(124,133)
Total	$886,047

	December 31, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.68
Intangible asset – Capitalization of license cost	190,989	18.68
	1,010,180
Less Accumulated Amortization	(85,608)
Total	$924,572

Amortization of identifiable intangible assets for the three months ended September 30, 2020 and 2019 was $12,841 and $12,841, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2020 and 2019 was $38,524 and $38,524, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

Remainder of 2020	$12,841
2021	51,365
2022	51,365
2023	51,365
2024	51,365
Thereafter	667,746
$886,047

In-Process Research & Development (IPR&D) Summary

The following table summarizes the balances as of September 30, 2020 of the IPR&D assets acquired during the three months ended December 31, 2019. The Company will evaluate, on an annual basis, for any impairment and record an impairment if identified. No similar balances were present in 2019:

	September 30, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$1,377,200	4.25
	1,377,200
Less Accumulated Amortization	(206,580)
Total	$1,170,620

Amortization of identifiable intangible assets for the three months ended September 30, 2020 and 2019 was $68,860 and $0, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2020 and 2019 was $206,580 and $0, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

Remainder of 2020	$68,860
2021	275,440
2022	275,440
2023	275,440
2024	275,440
$1,170,620

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2020	December 31, 2019

Accounts payable	$2,024,261	$1,793,033
Accrued expense	707,359	261,950
	$2,731,620	$2,054,983

	September 30, 2020	December 31, 2019

Accounts payable – related party	$385,002	$601,682

NOTE 5 – CONVERTIBLE DEBENTURES. NOTES AND OTHER DEBT

As of September 30, 2020, SPAs with convertible debentures and notes, net of debt discount, consist of the following amounts:

September 30, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	$11,183
10% Convertible note payable, due April 23, 2022 - TFK	33,823
10% Convertible note payable, due April 23, 2022 – Related Party	10,197
10% Convertible note payable, due April 23, 2022 – Bridge Investor	51,817
10% Convertible note payable, due August 6, 2022 – Bridge Investor	163,485
270,505
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	250,648
5% Convertible note payable – Related Party	250,477
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	249,997
5% Convertible note payable – CEO, CTO & CFO	84,268
5% Convertible note payable – Bridge Investors	172,647
1,008,037
Other Debt
Short term debt from CEO	70,000

Total of debentures, notes and other debt	$1,348,542

As of December 31, 2019, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2019

10% Convertible note payable, due April 23, 2022 – Peak One	$115,623
10% Convertible note payable, due June 12, 2022 – Peak One	(81,735)
10% Convertible note payable, due April 23, 2022 - TFK	115,623
10% Convertible note payable, due April 23, 2022 – Related Party	(12,663)
10% Convertible note payable, due April 23, 2022 – Bridge Investor	(2,748)
10% Convertible note payable, due August 6, 2022 – Bridge Investor	26,824
160,924

Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	187,785
5% Convertible note payable – Vuong Trieu*	187,785
5% Convertible note payable – Sanjay Jha (Through his family trust)	187,785
5% Convertible note payable – CEO, CTO & CFO	77,620
5% Convertible note payable – Bridge Investors	159,025
800,000
Total of notes and other debt	$960,924

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and originally included an initial debt discounts totaling $800,140, resulting from the recording of the original issue discount, the related financing costs, the beneficial conversion feature for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts related to the convertible debentures was $611,681 and $88,479 for the nine months ended September 30, 2020 and 2019, respectively. In addition, during the nine months ended September 30, 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $262,556 upon the partial conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at September 30, 2020, was approximately $321,290.

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

As of December 31, 2019, we had a derivative liability of approximately $541,000. The Company recorded additional derivative liability of approximately $870,000 during the nine months ended September 30, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $574,000 of derivative liability following the conversion of certain notes to the Company’s common stock in the nine months ended September 30, 2020.

Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option. As of September 30, 2020, the Company had a derivative liability of approximately $776,000 and a change in fair value of approximately $60,500.

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $84,376 for the nine months ended September 30, 2020. Total unamortized discount on this note was $0 as of September 30, 2020.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $36,187 for the nine months ended September 30, 2020. Total unamortized discount on this note was $127,768 as of September 30, 2020.

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

Peak One converted $200,000 of Tranche 1 out of their total debt into 2,581,945 shares of Mateon during the nine months ended September 30, 2020.

Further, Peak One converted $100,000 of Tranche 2 of their total debt into 1,000,000 shares of Mateon during the nine months ended September 30, 2020. As such, the total outstanding debt for Peak One was $100,000 as of September 30, 2020.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $80,788 for the nine months ended September 30, 2020. Total unamortized discount on this note was $3,589 as of September 30, 2020.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of Mateon during the nine months ended September 30, 2020. As such, the total outstanding debt for TFK was $66,570 as of September 30, 2020.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $4,095 for the nine months ended September 30, 2020. Total unamortized discount on this note was $8,568 as of September 30, 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $888 for the nine months ended September 30, 2019. Total unamortized discount on this note was $1,849 as of September 30, 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $157,779 for the nine months ended September 30, 2020. Total unamortized discount on this note was $15,396 as of September 30, 2020.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the nine months ended September 30, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% % of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument.

As of December 31, 2019, we had a derivative liability of approximately $541,000. Following the initial bifurcation of the conversion features related to certain hybrid convertible notes instruments, the Company recorded an initial fair value of such derivative of $870,268. Following conversion of certain notes to the Company’s common stock, the Company reversed such derivative liability by approximately $573,800. This resulted in a change in fair value of $60,504. As of September 30, 2020, the derivative liability had a fair value of approximately $776,000. During the nine months ended September 30, 2020, the Company fully amortized for $232,054 the remaining unamortized beneficial conversion feature since the conversion feature of certain hybrid instruments were separated and accounted for as derivative liability. The Company recorded an initial debt discount of $258,070 resulting from the bifurcation of the conversion feature representing the net carrying amount of the underlying notes since the fair value of the initial derivative liability exceeds the net carrying amount of the underlying notes.

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

Fall 2019 Debt Financing

In December 2019, Mateon closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). Mateon completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. Mateon issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Mateon’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, Mateon issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two unaffiliated accredited investors.

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

The Majority Holders have the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of common stock of the Edgepoint, at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of Edgepoint and 1,000,000 shares outstanding.

The issuance of the Fall 2019 Notes resulted in a discount from the beneficial conversion feature totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $111,112 and $0 for the nine months ended September 30, 2020 and 2019, respectively; and $55,556 and $0 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unamortized discount on these notes was $88,888.

Further, the Company recorded interest expense of $12,500 and $37,500 for the three and nine months ended September 30, 2020, on these Fall 2019 Notes. The total amount outstanding under the Fall 2019 Notes, including accrued interest thereon and net of discounts, as of September 30, 2020 and December 31, 2019 was $1,008,037 and $1,003,870, respectively.

Paycheck Protection Program

In April 2020, the Company, entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan in the amount of $250,000 (the “PPP Loan”) from Silicon Valley Bank (the “Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Lo

The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 17 equal monthly payments commencing November 21, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company not later than December 31, 2020 upon documentation of expenditures in accordance with the SBA requirements.

Other short-term loans

During the nine months ended September 30, 2020, the Company’s CEO provided additional funding of $70,000 to the Company.

NOTE 6 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the three months ended September 30, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 53 Units, for total gross proceeds of approximately $2.65 million or $2.31 million, net of fees paid to JH Darbie pursuant to the Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As of September 30, 2020, funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

September 30, 2020
Convertible promissory notes
Subscription agreements - accredited investors	$612,892
Subscription agreements – related party	33,274
Total convertible promissory notes	$646,166

The Company incurred approximately $0.4 million of issuance costs, including legal costs of approximately $39,000, that are incremental costs directly related to the issuance of the various instruments bundled in the offering.

Concurrently with the sale of the Units, JH Darbie is granted, for nominal consideration, a warrant, exercisable over a five-year period, to purchase such number of Units equal 10% of the number of Units sold in the JH Darbie Financing. The Company granted 5.3 Units to JH Darbie pursuant to the Darbie Placement Agreement.

The terms of convertible notes are summarized as follows:

■	Term: June 30, 2021.
■	Coupon: 16%.
■	Convertible at the option of the holder at any time in the Company’s Common Stock or Edgepoint Common Stock.
■	The conversion price is initially set at $0.18 per share for the Company’s Common Stock or $1.00 for Edgepoint Common Stock, subject to adjustment.

The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company makes separate estimates of the fair value of each freestanding financial instrument and then allocates the proceeds in proportion to those fair value amounts. The Company recorded non-controlling interests of approximately $1 million in Edgepoint. Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the unaudited condensed consolidated balance sheets.

The Company recorded an initial debt discount of approximately $0.6 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $162,267 for the three and nine months ended September 30, 2020 respectively, and $0 for the three and nine months ended September 30, 2019, respectively, which is included in interest expense in the condensed statements of operations.

NOTE 7 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of Mateon. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $6,011 and $291,887 for the three and nine months ended September 30, 2020, respectively, as compared to $309,194 and $1,004,315 for the same periods of 2019

In January 2019, Oncotelic issued a total of 80,772 shares of its common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Notes Payable and Short-Term Loan – Related Party

In April 2019, Mateon issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 5). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000, which also offset certain amounts due Dr. Trieu in the amount of $35,000 due to him and was converted into debt. During the nine months ended September 30, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company. During the three months ended September 30, 2020, Dr. Trieu purchased 3 Units under the private placement for a total of $150,000.

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

The Company recorded $106,712 as expense during the nine months ended September 30, 2020 related to this Agreement. No similar expense was recorded in 2019.

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

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares or stock options of Mateon’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

Dr. Maida was appointed the Chief Clinical Director for Mateon effective July 7, 2020. As of the date of this Quarterly Report, Dr. Maida continues to provide his services under the consulting agreement.

The Company recorded $45,000 and $90,000 as expense under the consulting agreement during the three and nine months ended September 30, 2020. No similar expense was recorded during the same periods in 2019.

Reimbursement of expenses to Autotelic Inc.

During the nine months ended September 30, 2020, the Company reimbursed to Autotelic Inc. $261,246 for healthcare insurance and 401K services at cost. No similar reimbursements were recorded during the same period in 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In November 2019 Mateon issued 84,475 shares of Series A Preferred Stock to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger.

Issuance of Common Stock during the three and nine months ended September 30, 2020

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

In June 2020, Mateon issued 569,800 shares of its Common Stock to Peak One in connection with the full conversion of one of their convertible notes payable. (See Note 5)

In July 2020, Mateon issued 1,000,000 shares of its Common Stock to Peak One in connection with the partial conversion of Tranche 2 of their convertible notes payable. (See Note 5)

Issuance of Common Stock in 2019

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

As of September 30, 2020, options to purchase Mateon’s Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of Mateon’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of Mateon’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2019	6,145,044	$0.75
Expired or canceled	(15,040)	2.72
Outstanding at September 30, 2020	6,130,004	$0.75

The following table summarizes information about options to purchase shares of Mateon’s Common Stock outstanding and exercisable at September 30, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	2,524,513	7.73	$0.22	2,524,513
0.38	1,162,500	6.29	0.38	1,162,500
0.51	242,966	6.70	0.51	242,966
0.58	271,224	6.07	0.58	271,224
0.73	1,025,000	5.48	0.73	1,025,000
1.37	150,000	4.81	1.37	150,000
1.43	525,000	4.66	1.43	525,000
2.95	150,000	3.62	2.95	150,000
11.88	2,359	1.26	11.88	2,359
15.00	75,000	4.66	15.00	75,000
19.80	1,442	1.08	19.80	1,442
	6,130,004	6.49	$0.75	6,130,004

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on Mateon’s closing stock price of $0.18 as of September 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2020, there was no future compensation cost as all stock options vested as the compensation was fully expensed prior to the Merger and no new options have been granted since then.

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

In February 2020, Mateon offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance. In addition, the Company issued 2,915,000 new warrants to certain accredited investors in connection with the financing through JH Darbie (See note 6). The issuance of warrants to purchase shares of Mateon’s Common Stock, including those attributed to debt issuances, as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Weighted-
		Average
As of September 30, 2020	Shares	Exercise Price

Outstanding at December 31, 2019	19,515,787	$0.60
Issued during the nine months ended September 30, 2020	16,665,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at September 30, 2020	18,152,500	$0.20

		Weighted-
As of December 31, 2019		Average
	Shares	Exercise Price

Outstanding at December 31, 2018	24,380,893	$1.05
Expired or cancelled	(4,865,106)	2.82
Outstanding at December 31, 2019	19,515,787	$0.60

The following table summarizes information about warrants outstanding and exercisable at September 30, 2020:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.75	$0.20	1,487,500
0.20	2,915,000	3.00	0.20	-
0.20	13,750,000	2.75	0.20	13,750,000

	18,152,500	2.75	$0.20	15,237,500

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

As of the closing of the Company’s July through September private placement offering, the estimated grant date fair value of approximately $0.20 per share associated with the warrants to purchase up to 2,915,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation model using the following input values:

Expected Term	1.5 years
Expected volatility	184.7%-191.9%
Risk-free interest rates	0.13%-0.15%
Dividend yields	0.00%

The Company recorded an initial debt discount of approximately $0.6 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of $162,267 for the three and nine months ended September 30, 2020 respectively, which is included in interest expense in the condensed statements of operations. No similar expense was recorded for the same periods in 2019.

NOTE 10 – INCOME TAXES

The Company had gross deferred tax assets of approximately $66,100,000 and $65,000,000 as of September 30, 2020 and December 31, 2019, respectively, which primarily relate to net operating loss carryforwards. The increase during the nine months ended September 30, 2020 relates to the operations of the Company.

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

At September 30, 2020, the Company had available net operating loss carry forwards for federal income tax reporting purposes of approximately $251,700,000, including net operating losses of $3,700,000 recorded through the nine months ended September 30, 2020. At December 31, 2019, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $248,000,000 which are available to offset future taxable income. Portions of these carry-forwards will expire through 2038 if not otherwise utilized. The Company has not performed a formal analysis, but the Company believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts the Company’s ability to realize these deferred tax assets.

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

NOTE 12 – SUBSEQUENT EVENTS

Change in Name

On November 5, 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action has been filed with the Financial Industry Regulatory Authority (FINRA), requesting approval to change its name and ticker symbol. The Company is still awaiting FINRA’s approval on its notice of corporate action, and upon receipt of acceptance, the Company’s ticker symbol will be changed to reflect the Company’s name change.

GMP Note

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million.  In October 2020, the GMP paid approximately $0.5 million to the clinical trial organization, which accrued as a liability to the Company under the terms of the GMP Note.

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Preferred Stock, to approve the following actions:

(1) changing the name of the Company to “Oncotelic, Inc.” and to changing the Company’s ticker symbol (the “Name Change”);

(2) amending the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of Common Stock available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3) increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4) amending and restating the certificate of incorporation for the Company (the “Amended and Restated Certificate”) to give effect to the Name Change, Capital Increase and forum selection provision.

The Stockholders approved the Name Change, the Plan Amendment, the Capital Increase, and the Amended and Restated Certificate. The State of Delaware approved the name change on November 5, 2020.

Entry into MOU and Commercialization Agreement with Windlas

On August 19, 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas Biotech Private Limited (“Windlas”) for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19”, which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches.

On September 1, 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial has been cleared by India regulatory authorities for initiation. The trial is now registered under CTRI and three sites have been selected, their IRB approval obtained, their staffs have been trained into the protocol/EDC. Additional sites will be added as the trial progressed. Enrollment of patients has already commenced for the trial.

The Company and Windlas entered into a License, Development and Commercialization Agreement, dated November 10, 2020 (the “Commercialization Agreement”), which formalized the terms set forth in the MOU. Pursuant to the Commercialization Agreement, Windlas shall be responsible for developing, manufacturing, and supplying Artemisinin within India and eventually expanding worldwide, excluding China and its territories and the Americas. Windlas will also be responsible to market Artemisinin and its variants in India. Under the terms of the Commercialization Agreement, Windlas and the Company will evenly split all profits derived from commercialization of Artemisinin within India. For all other territories, which excludes China and its territories and the Americas, the profit-split ratio is to be determined and negotiated on a country-by-country basis.

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

Corporate History

Mateon Therapeutics, Inc. (f/k/a OXiGENE, Inc.) ( “Mateon”), was formed in the State of New York in 1988, was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016. Mateon conducts business activities through both Mateon and its wholly-owned subsidiaries, Oncotelic, Inc. (“Oncotelic”), a Delaware corporation and PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation, for which we have non-controlling interests (Mateon, Oncotelic, PointR and Edgepoint are collectively, the “Company”). Mateon is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Merger Agreement with Oncotelic, Inc.

In April 2019, Mateon entered into an Agreement and Plan of Merger with Oncotelic (the “Merger Agreement”), a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA, and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). Meteon and Oncotelic entered into the Merger Agreement in order to create a publicly traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options. Following the satisfaction of closing conditions contained in the Merger Agreement (the “Merger”), the Merger Sub was merged with and into Oncotelic, with Oncotelic surviving the Merger as a wholly-owned subsidiary of the Company.

Merger Agreement with PointR Data, Inc.

In August 2019, Mateon entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR (the “PointR Merger”), a privately-held developer of high-performance cluster computer and AI applications. The PointR Merger Agreement provided, that subject to the satisfaction of certain conditions, PointR would be merged with and into a newly formed subsidiary of the Company, with PointR surviving the PointR Merger as a wholly-owned subsidiary of the Company.

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

Oncotelic is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an IND with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. The Company has initiated clinical trials in Latin America to evaluate the efficacy of OT-101 against COVID-19 and expects preliminary results in Q2, 2021. The Company plans to initiate the Company’s Phase 2 clinical trial of OT-101, a TGF-β antisense, for the treatment of patients with mild to severe COVID-19 infection. Argentina now has the fifth highest tally of confirmed coronavirus cases worldwide, with the latest additions taking it past Colombia in a global ranking compiled by John Hopkins University. This multi-center, double blind, randomized, placebo-control study will evaluate the safety and efficacy of OT-101 in combination with standard of care on two (2) patient cohorts – 1) mild or moderate disease, and 2) severe disease requiring mechanical ventilation or intubation. The study will enroll approximately 24 patients in Argentina with an aggregate total of 72 pts study wide.

In addition, the Company is developing artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). It has an EC50 of 0.45 ug/ml (In an in vitro study Mateon’s test result at Utah State University), and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. This is a global study with India to contribute at least 120 pts to the total aggregate of 3000 pts. The study evaluates the safety and efficacy of Artemisia absinthium Powder 500mg capsule (ArtiShieldTM ) in the treatment of adults with COVID-19. Top-line data from ARTI-19 is expected by end of 4Q20. The ARTI-19 trial was recently cleared by Indian regulatory authorities and is registered under the Clinical Trials Registry India (CTRI) with three active sites and additional sites to be added as the trial progresses and expands. ARTI-19 in India is being conducted by Windlas Biotech Private Limited, as part of Mateon’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America.

Our artificial intelligence subsidiary, PointR, develops and deploys high performance cluster computers and AI technologies as a supercomputing grid that can be layered in and interconnected to create an all-point mesh to harvest operational data within manufacturing plant, hospitals, clinics, phase I units. These grids provide real-time, localized decision-making harvesting complex data from structured and unstructured sources. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the Vision platform is a network of activity detection cameras functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger. In the pharmaceutical industry PointR’s AI combined with Blockchain will be used in the entire life cycle of a drug: discovery, clinical trials and manufacturing. Leveraging its deep partnership with IBM, the PointR team will combine its own AI Vision technology with industry standard Blockchain to transform drug manufacturing and real-world evidence monitoring for clinical trials. The combined system has the potential to automatically record individual key steps in cGMP manufacturing operations including the flow of people, raw materials and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient GMP manufacturing operations while simultaneously improving reliability and data security. The Company is also developing AI driven telehealth and other applications, that would be used in health monitoring and supporting the Company’s various clinical programs. The PointR technology is planned to be transferred into Edgepoint. Edgepoint also plans to redeploy TrustPoint, a tested technology for GMP drug manufacturing relieving human errors in supply chain and increasing compliance with warehouse operating procedures. For example, the warehouse module of TrustPoint will automatically create a shopping list from standard templates and alert supply chain personnel to collect and deliver a list of raw materials to manufacturing. To support the anti-viral drug program, Edgepoint is developing an AI app to remotely monitor patients’ respiratory status just using a mobile phone. Protected by patents and partnership with IBM Watson Health Research the app allows patients to cough and speak into a mobile phone app that can be operated either by a nurse or by the end-user patient at home. The app is part of the company’s Telehealth platform to remotely monitor patient’s progression of disease. Mateon’s clinical trials of the anti-viral agent ARTI-Shield will deploy the AI app to COVID patients in the study to collect and score data by medical professionals. The data will be used by the AI to predict and diagnose patients as a de-novo software as a medical device. After regulatory approvals, the app will be bundled with ARTI-Shield™ to be prescribed by physicians. Patients will be able to self-monitor progression of their respiratory condition with the AI app much as they check their temperature with a thermometer. The app virtualizes and expands the use of spirometers in the form of a software app.

For the past year and a half, we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of the Company’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Mateon creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol.

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

The joint venture company is intended to be owned 50% by Oncotelic and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field in the territory set forth above, (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the Food and Drug Administration. GMP paid the Company fees of $300,000 during the three months ended March 31, 2020 and $900,000 during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred. The Company has received the total fees from GMP as of the date of this report.

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million.  In October 2020, the GMP paid approximately $0.5 million to the clinical trial organization, which accrued as a liability to the Company under the terms of the GMP Note.

Entry into MOU and Agreement with Windlas

On August 19, 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas Biotech Private Limited (“Windlas”) for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19”, which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches.

On September 1, 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial has been cleared by India regulatory authorities for initiation. The trial is now registered under CTRI and three sites have been selected, their IRB approval obtained, their staffs have been trained into the protocol/EDC. Additional sites will be added as the trial progressed. Enrollment of patients has already commenced for the trial.

The Company and Windlas entered into a License, Development and Commercialization Agreement, dated November 10, 2020 (the “Commercialization Agreement”), which formalized the terms set forth in the MOU. Pursuant to the Commercialization Agreement, Windlas shall be responsible for developing, manufacturing, and supplying Artemisinin within India and eventually expanding worldwide, excluding China and its territories and the Americas. Windlas will also be responsible to market Artemisinin and its variants in India. Under the terms of the Commercialization Agreement, Windlas and the Company will evenly split all profits derived from commercialization of Artemisinin within India. For all other territories, which excludes China and its territories and the Americas, the profit-split ratio is to be determined and negotiated on a country-by-country basis.

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

Private Placement through JH Darbie & Co., Inc.

Beginning July 2020, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Mateon Warrant”) (the “JH Darbie Financing”). In total, the Company has issued and sold a total of 53 Units. In addition, 5.3 units were issued to JH Darbie as fees.

Thus far, the JH Darbie Financing has resulted in gross proceeds of $2,650,000 to the Company. Placement agent fees of $339,200 were paid to JH Darbie pursuant to that certain Placement Agent Agreement, dated February 25, 2020 between the Company and JH Darbie (the “Darbie Placement Agreement”). In addition, the Company paid approximately $39,000 as legal costs for the transaction. Under the Darbie Placement Agreement, JH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. The Company has had three tranches under the JH Darbie Financing; first tranche was in July 2020, the second tranche was in August 2020 and the third tranche in September 2020.

Paycheck Protection Program

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

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Series A Convertible Preferred Stock. The deadline for Stockholders to respond to the Consent Solicitation Statement was August 10, 2020 at 5:00 PM. Pursuant to the Consent Solicitation Statement, the following actions were approved by the written consent of the requisite number of Stockholders:

(1)	changing the name of the Company to “Oncotelic Therapeutics, Inc.” and to changing the Company’s ticker symbol (the “Name Change”);

(2)	amending the Company’s Amended and Restated 2015 Equity Incentive Plan to increase the number of shares of Common Stock available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3)	increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4)	amending and restating the certificate of incorporation for the Company to give effect to the Name Change, Capital Increase and forum selection provision.

The Company filed the Current Report on Form 8-K with the SEC to declare the voting results on August 14, 2020. As of November 5, 2020, the state of Delaware has approved the name change of the Company to Oncotelic Therapeutics, Inc. The Company is awaiting confirmation of the same, as well as all the other actions, by the State of Delaware and the Financial Industry Regulatory Authority.

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

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

A comparison of the Company’s operating results for the three months ended September 30, 2020 and 2019, respectively, is as follows.

	2020	2019	Variance
Operating expense:
Research and development	936,196	343,789	592,407
General and administrative	680,077	586,924	93,153
Total operating expense	1,616,273	930,713	685,560
Loss from operations	(1,616,273)	(930,713)	(685,560)
Loss on conversion of debt	(88,817)	-	(88,817)
Change in the value of derivatives on debt	49,992	-	49,992
Interest expense, net	(331,459)	(60,413)	(271,046)
Net Loss	$(1,986,557)	(991,126)	(995,431)

Three months ended September 30, 2020 and 2019:

We recorded a net loss of approximately $2.0 million for the three months ended September 30, 2020, compared to a net loss of approximately $1.0 million for the same period of 2019. The increased loss of approximately $1.0 million for the three months ended September 30, 2020 as compared to the same period of 2019 was primarily due to higher operational expenses of $0.7 million, higher interest expense of $0.3 million, primarily related to interest expense related to the debt raised by the company in the second and third quarters of 2019, and loss on conversion of debt of $0.1 million, partially offset by change in value of derivatives of $0.1 million The financial information presented does not include any expenses for PointR operations for the three months ended September 30, 2019.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $0.6 million for the three months ended September 30, 2020 compared to the same period in 2019. The higher R&D cost was primarily due to by higher amortization of intangibles and depreciation on R&D Equipment of $0.2 million and higher personnel costs of $0.4 million. The financial information presented does not include any R&D activity for PointR for the period ended September 30, 2019.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to increases of approximately $0.1 million due to increase in personnel costs.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended September 30, 2020, we recorded a loss on conversion of debt by Peak One of approximately $88 thousand related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in Value of Derivatives

During the three months ended September 30, 2020, we recorded a gain of approximately $50 thousand upon a change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor. No similar charge was recorded during the same period in 2019.

Interest Expense, Net

During the three months ended September 30, 2020, we recorded $0.3 million of interest expense, primarily on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor, as well as the Fall 2019 Notes. This included normal and accelerated amortization of debt discounts and interest recorded on the Fall 2019 Notes. We recorded interest expense of $60 thousand during the same period of 2019 on the same notes.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

A comparison of the Company’s operating results for the nine months ended September 30, 2020 and 2019, respectively, is as follows.

	2020	2019	Variance
Revenue	$1,740,855	$-	$1,740,855

Operating expenses:
Research and development	1,730,337	1,109,050	621,287
General and administrative	4,263,265	1,958,731	2,304,534
Total operating expense	5,993,602	3,076,781	2,925,281
Income (loss) from operations	(4,252,747)	(3,076,781)	(1,184,906)
Loss on conversion of debt	(254,884)	-	(254,884)
Change in the value of derivatives on debt	60,504	-	60,504
Interest expense, net	(1,615,233)	(88,518)	(1,526,715)
Net income (loss)	$(6,062,360)	$(3,156,299)	$(2,906,061)

Nine months ended September 30, 2020 and 2019:

We recorded a net loss of approximately $6.1 million for the nine months ended September 30, 2020, compared to a net loss of approximately $3.2 million for the same period in 2019. The increased loss of approximately $2.9 million for the nine months ended September 30, 2020 as compared to the same period of 2019 was primarily due to approximately $2.9 million of higher operational expenses related to Mateon, $1.5 million primarily related to interest expense, including amortization of normal and accelerated debt costs related to the debt raised by the company in the second and third quarters of 2019 and a loss of $0.3 million of loss on non-cash conversion of debt; partially offset by the recording revenue of approximately $1.7 million and recording a non-cash loss on conversion of value of derivatives of $0.1 million during the nine months ended September 30, 2020. The financial information presented does not include any expenses for PointR operations for the period ended September 30, 2019.

Revenue

We recorded services revenue of $1.7 million during the nine months ended September 30, 2020 as compared to no revenues during the same period ended in 2019. The services revenue of $1.2 million was recorded from services provided to GMP during the period ended September 30, 2020 in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41 thousand. We also recorded $0.5 million of revenues from ATB upon the successful completion of the in-vivo efficacy studies based on the ATB Agreement.

Research and Development Expenses

R&D expenses marginally increased by approximately $0.6 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in costs was primarily due to increase in personnel costs of $0.5 million and $0.1 million of legal and professional costs. The increase in personnel costs is to support the current ongoing clinical trials for OT-101 and Artemisinin for the COVID-19 pandemic as well as inclusion of personnel from PointR post the merger.

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

General and Administrative Expenses

G&A expenses increased by approximately $2.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase of approximately $1.8 million of non-cash stock based compensation expense, higher personnel costs of $0.4 million and $0.1 million due to increase in legal, professional and other operational expenses.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the nine months ended September 30, 2020, we recorded a loss on conversion of debt by Peak One and TFK of approximately $0.3 million related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in Value of Derivatives

During the nine months ended September 30, 2020, we recorded a gain of approximately $60 thousand upon a change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor. No similar charge was recorded during the same period in 2019.

Interest Expense, Net

During the nine months ended September 30, 2020, we recorded $1.6 million of interest expense on the convertible notes issued to Peak One, TFK, our CEO and a bridge investor, as well as the Fall 2019 Notes. This included normal amortization of debt discounts, recording of initial fair value of conversion of the notes from Peak One, TFK and the bridge investor and the acceleration of amortization of debt discounts upon conversion of the Peak One and TFK Notes. We recorded approximately $88,000 of interest expense during the same period in 2019.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2020 (Unaudited)	December 31, 2019
Cash	$1,362	$82
Working capital	(8,253)	(6,510)
Stockholders’ Equity	14,885	16,902

The Company has experienced net losses every year since inception and as of September 30, 2020 had an accumulated deficit of approximately $18.2 million. As of September 30, 2020, the Company had approximately $1.4 million in cash and current liabilities of approximately $8.8 million, of which approximately $1.3 million are net assumed liabilities of Mateon as part of the merger. While the Company expects to generate revenue from services and or licensing milestones in the near future, the Company expects to incur significant additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs, including for COVID-19. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the sale of equity securities and raising debt. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of Oncotelic’s lead product candidate, OT-101 in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. Since April 2019, the Company has raised $4,269,800, net of cash discounts of $450,200, through the JH Darbie Financing, sale of convertible debentures and notes.

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

Cash Flows

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(1,344,317)	$(1,336,295)
Net cash provided by investing activities	-	182,883
Net cash provided by financing activities	2,624,541	1,162,120
Increase in cash	$1,280,224	$13,708

Operating Activities

Net cash generated used in operating activities was approximately $1.3 million for the nine months ended September 30, 2020. This was due to the net loss of approximately $6.1 million, which was partially offset by non-cash charges of approximately $4.0 million, non-cash loss on conversion of debt and change in value of derivatives of approximately $0.3 million and changes in operating assets and liabilities of approximately $0.5 million.

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2019, due to the net loss of approximately $3.2 million offset by non-cash charges of approximately $0.5 million, non-cash issuance of common shares in satisfaction of accounts payable of approximately $0.4 million and changes in operating assets and liabilities of approximately $1.0 million.

Investing Activities

Net cash generated from investing activities was $0 for the nine months ended September 30, 2020 as compared to $0.2 million for the same period of 2019. Cash generated during the nine months ended September 30, 2019 was due to the cash acquired from the Oncotelic Merger.

Financing Activities

Net cash generated from financing activities was $2.6 million during the nine months ended September 30, 2020 as compared to $1.2 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, net cash provided by financing activities was primarily from $2.3 million of cash generated from the JH Darbie Financing, net of amortized costs, $250,000 under the PPP administered by the SBA to support small businesses impacted by the COVID-19 pandemic, and $70,000 from receipt of a short term loan from the Company’s CEO.

For the nine months ended September 30, 2019, net cash provided by financing activities was primarily from $0.9 million from notes payable, $0.1 million from a note payable from a related party and $83,000 from the sale of Oncotelic Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and significant judgments and estimates from our Financial Results incorporated with our Annual Report on form 10-K filed with the SEC on May 14, 2020 other than those that have been included in Note 2 to this quarterly report on form 10Q.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of September 30, 2020 was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

●	Hire personnel internally or consultants to assist in developing policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We added two new directors to our Board of Directors and re-established our Audit Committee. During the fiscal year ended December 31, 2019, and as a result of the Merger, we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software. We have recruited a third party firm to assist us in the evaluation of our financial reporting capabilities as well as advise on complex accounting matters, including revenue recognition under ASC 606, goodwill impairment, fair value measurements etc. We are also in discussions with another third party to assist us in strengthening our internal control processes and evaluation processes.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2020, we issued 2,012,145 shares of our Common Stock to Peak One for $150,000 upon the partial conversion of their debt of $400,000. Also, during the three months ended June 30, 2020, we issued 569,800 shares of our Common Stock to Peak One for $50,000 upon the full conversion of their debt of $200,000 under the first tranche of their debt. In addition, during the three months ended September 30, 2020, we issued 1,000,000 shares of our Common Stock to Peak One for $100,000 upon the partial conversion of their debt of $200,000 under the second tranche of their debt. After the conversion, the remaining debt owed to Peak One, as of September 30, 2020 is $100,000.

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

The following exhibits are included as part of this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020				x

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020				x

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020				x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2018 and December 31, 2017				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATEON THERAPEUTICS, INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 16, 2020

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 16, 2020

