Form 10-K
period 2020-12-31
Oncotelic Therapeutics, Inc.
filed 2021-04-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-21990

Oncotelic Therapeutics, Inc.

(Formerly Mateon Therapeutics, Inc.)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2020 was approximately $12,351,000.

As of April 13, 2021 the aggregate number of outstanding shares of common stock of the registrant was 91,259,112.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on form 10-K (this “Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expense, including that to fund our clinical programs; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the development of and the process of commercializing AI/Blockchain and other technologies for supporting the development of OT-101 and Artemisinin for COVID-19, OT-101, including development of OT-101 for COVID-19, Artemisinin, OXi4503 and CA4P; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; unfavorable global epidemic and pandemic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this document or any document incorporated by reference herein or therein~~.~~

The forward-looking statements contained in this document are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these “forward-looking statements.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The sections captioned “Risk Factors” as well as other sections in this document or incorporated by reference into this document discuss some of the factors that could contribute to these differences.

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

Company Background

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our Internet address is www.mateon.com.

Amendments to Certificate of Incorporation

In November 2020 the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”.

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation, as amended (the “Charter Amendment”), with the Secretary of State for the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the Charter Amendment increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

Overview

We are a clinical-stage biopharmaceutical developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer with a focus on rare pediatric cancers, and addressing the current global pandemic. As a result of the merger of Oncotelic and Oncotelic Inc. and the acquisition of PointR in April and November 2019, respectively, we believe we are well positioned as a biotech company with: 1) PointR AI/blockchain for superfast back office support, 2) Edgepoint for developing technologies for supporting our COVID-19 programs, 3) Oncotelic Inc.’s antisense platform with OT-101- the flagship drug candidate - targeting high value TGF-β2 target for various cancers and COVID-19, 4) Artemisinin for COVID-19 and 5) the Company’s vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the tumor.

The Company is a developer of an antisense RNA therapeutic (“OT-101”) against TGF-β as immunotherapy for a broad range of cancers. Cancers overexpress TGF-β, which suppresses host innate immune response to the cancers. Treatment with OT-101 lifts the TGF-β cloaking effect and allows innate or therapeutic immunity to attack and eliminate the cancers. We have completed phase 2 for pancreatic cancer and melanoma and phase 2 in glioblastoma with robust efficacy and safety. Last year, the Food and Drug Administration (“FDA”) granted us Rare Pediatric Designation (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”). We are pushing forward into phase 3 either independently or through a proposed joint venture with a Chinese entity with clinical trials in China for pancreatic cancer. Other indications are to follow subsequently. In the United States of America (“United States”, “USA” or “US”) we will be focusing pediatric DIPG with the clinical trials for which we are in discussions with various parties on how to proceed with the program. This strategy of doing phase 3 trials in adults, including possibly in China, and doing rare pediatric pivotal trials in the US will allow us to capitalize on the voucher program in the US and subsequently leverage on the Chinese data for indication expansion into adult. By focusing on RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of approval, 3) obtaining regulatory/ marketing exclusivity for 12 years for small molecules and 17 years for biologics, and 4) obtaining a voucher worth upward of $100 million on approval. In the case of DIPG for OT-101 we are anticipating the trial would last no more than 2 years with 30 patients costing approximately $5-7 million with a substantial return on investment. This is the same strategy that we are adopting for our other pipeline drugs- CA4P and Oxi4503. These are vascular disruptor agents with extensive phase 1 and phase 2 testing, and which we feel are ready to enter into meaningful pivotal clinical trials. We are also developing OT-101, an antisense against TGF-β2 – for the treatment of various viruses, including the Severe Acute Respiratory Syndrome (“SARS”) and the current coronavirus (“COVID-19”), on its own and in conjunction with other compounds. In addition, the Company is developing Artemisinin, through its product ArtiShieldTM. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize COVID-19. The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The clinical study showing these results was a global study with India to contribute at least 120 patients to the total aggregate of 3000 patients. The ARTI-19 trials were conducted in India by Windlas Biotech Private Limited, the Company’s business partner in India, as part of the Company’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America.

The Company has also developed a cough app to help patients use to assess their respiratory condition at the onset of taking the drug and over the period of their treatment, which is key in COVID-19 patients. Patients would use the app to measure their coughs and get a real-time assessment of the cough to show how the patient is progressing in terms of their treatment. The Company has also developed a post marketing survey (“PMS”) tool for patients to use and provide data that would be useful to determine the efficacy of the drug. The cough app and PMS both use AI technologies. All in all, the drug plus the app and the PMS are a full 360 degree of treatment.

As we move into clinical and commercial development of our various products enumerated below, we are planning on implementing AI & vision powered Blockchain technology into our drug development process so that clinical development, clinical trials, and drug manufacturing can be done real time with full data integrity using AI/Vision powered blockchain technology.

We have seven primary drug and AI technology programs we are seeking to advance:

● OT-101 - an antisense against TGF-β2 – for the treatment of solid tumors with focus on brain cancer in adult and DIPG in children. RPD for pediatric DIPG granted by US FDA.

● OT-101 - an antisense against TGF-β2 –for the treatment of various viruses, including the SARS and the current COVID-19, on its own and in conjunction with other compounds.

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

● Developing AI based technologies to enhance and support the development and commercialization of our Artemisinin based products.

OT-101: An Antisense Against TGF-β2

Trabedersen (AP12009, OT-101) is a novel antisense oligodeoxynucleotide (“ODN”) developed by Oncotelic Inc. for the treatment of patients with pancreatic carcinoma, malignant melanoma, colorectal carcinoma, high-grade glioma (“HGG”), and other transforming growth factor beta 2 (“TGF-β2”) overexpressing malignancies (e.g. prostate carcinoma, renal cell carcinoma, etc.). Trabedersen is a synthetic 18-mer phosphorothioate oligodeoxynucleotide (“S-ODN”) complementary to the messenger ribonucleic acid (“mRNA”) of the human TGF-β2 gene.

TGF-β is a multifunctional cytokine with a key role in promoting tumor growth and progression including cell proliferation, cell migration, and angiogenesis. Above all, TGF-β is a highly potent immunosuppressive molecule. Inhibition of TGF-β overexpression in tumor tissue represents a novel multimodal treatment principle leading to the reduction of tumor growth, inhibition of metastasis, and restoration of host antitumor immune responses. Despite its recognized pivotal role in cancer, therapeutics targeting TGF-β have not been successful and many have failed due to toxicity issues possibly due to inhibition of TGF-β1 essential functions. The high level of homology between the various TGF-β isoforms is making it impossible to create mAb or small molecule inhibitor without TGF-β1 cross-inhibition. Therefore, Oncotelic Inc. chose to target TGF-β2 only using OT-101 antisense approach. The sequence of OT-101 can only target TGF-β2 and does not have any impact on other TGF-β isotypes. However, suppression of TGF-β2 directly by OT-101 would also result in suppression of TGF-β2 indirectly, but not TGF-β3.

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

Oncotelic Inc.’s self-immunization protocol (SIP©) is based on the novel and proprietary sequential treatment of cancers with OT-101 (antisense against TGF-β2) and chemotherapies. Proper Sequencing of treatments is key to optimal immunotherapy. Leveraging from its in-depth knowledge of TGF-β immunotherapy, Oncotelic Inc. ordered the various treatments in the following sequence: (1) expand immune reserve through IL-2 treatment or infusion of immune cells; (2) prime immune response with TGF-β inhibitor OT-101; (3) boost immune response with chemotherapy; and (4) revitalize the exhausted of immune response with checkpoint inhibitors. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. This process is termed Xenogenization process and can be: (1) hypermutation by temozolomide in the treatment of brain cancer, (2) immunogenic cell death by taxanes and 5FU in pancreatic cancer, or (3) necrotic cell death by VDA (vascular disrupting agent) in melanoma and MDS. Additionally, the Company believes that a rational combination of the Oncotelic Inc. SIP platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer. The combinations with IL-2 and NK are already partnered with external corporate partners.

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

Of the 61 patients treated, 37 had advanced treatment failure pancreas cancer, a very difficult-to-treat cancer with an overall survival rate that is measured in months even with the best available chemotherapy regimens. Globally, over 400,000 people die of pancreatic cancer each year. MTD was not reached for the 4-days-on/10-days-off schedule, which became the schedule adopted for the phase 2 expansion phase of the trial. Disease control (complete response (CR)), partial response (PR) or stable disease (SD)) was achieved in 19 of 35 evaluable pancreas cancer patients (54%). Among liver mets only patients, there are exceptional single-agent activity and survival. Patient 1006 was pushed to complete response (CR) and survived as far out as 77 mos. This patient failed multiple lines of therapies: (1) surgery: Whipple’s procedure, (2) 1st line: 5-FU/LV, Dose 425 mg/m2, (3) 2nd line: 5-FU/LV, Dose 2600 mg/m2/24hr, (4) 3rd line: Gemcitabine, Dose 1000 mg/m2/week, and (5) went on to OT-101with liver mets and complete response. Patient 1022 was pushed to stable disease (SD) with overall survival of 40 months. This patient had also failed multiple lines of therapies: (1) surgery: Whipple’s procedure, (2) 1st line: radiation therapy (50 Gy), (3) 2nd line: 5FU, and (4) went on to OT-101 with liver mets and stable disease.

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

GBM resilience and persistence is in stark contrast with the recent excitement in oncology where Immuno Oncology (IO) agents have shown promise to be curative by driving the immune cells to attack the tumors. Though extraordinarily effective against the growing number of tumors, IOs have been ineffective against GBM. GBM is generally considered immunologically “cold” with few immune effector cells needed for successful immunotherapy. The overexpression of transforming growth factor-beta 2 (“TGF-β2”) is associated with poor prognosis of tumors and plays a key role in malignant progression of various tumors including GBM by inducing proliferation, metastasis, angiogenesis, and immunosuppression. Oncotelic Inc. is developing a novel TGF- β2 antisense agent OT-101 as immunotherapy against GBM.

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

OT-101: Pediatric DIPG

DIPG, the second most common malignant pediatric brain tumor, has a dismal outcome with available standard treatment modalities. No significant therapeutic advances have been accomplished in the treatment of this poor prognosis brain tumor and the average overall survival has remained <1 year with a 2-year survival rate of <10%. In solid tumors, the expression level of the TGFβ has been identified as a significant contributor to disease progression and poor prognosis as well as resistance to standard therapy and metastasis. In particular, TGFβ has been implicated in treatment resistance to targeted therapeutics, chemotherapy as well as immune-oncology drugs. Importantly, TGFβ restrains anti-tumor immunity by restricting cytotoxic T-cell infiltration, recruiting regulatory T cells and inhibiting the maturation as well as function of natural killer (“NK”) cells. Amplified activity of the TGFβ-Smad signaling pathway enhances tumor growth, invasion, as well as angiogenesis and has been implicated in the malignant phenotype and poor prognosis of high-grade gliomas in adults. Therefore, TGF-β has emerged as an attractive target for the therapeutic intervention of high-grade gliomas.

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

OT-101 for Treatments of Corona Viruses

When COVID-19 emerged in China, the Company and Golden Mountain Partners (“GMP”) contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. On March 18, 2020, Oncotelic reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 showed that it was highly active against COVID-19. On March 23, 2020, Oncotelic, Oncotelic Inc. and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Agreement (as amended by the Supplement), GMP is entitled to obtain certain exclusive rights to the use of the Product in the field of the treatment of COVID-19 on a global basis, and an economic interest in the use of the Product in the field of the treatment of COVID-19 including 50/50 profit sharing. As described in the Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to OT-101, OXi4503 and CA4P, to a joint venture company to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the joint venture company; GMP intends that it (or its designee, as the case may be) shall provide funding to the joint venture company to support its development and commercial activities in the joint venture company’s territories; in each case, on terms to be agreed by the parties; and GMP shall be entitled to use its governmental relations and local expertise in China and its territories to assist with coordinating the research, development and commercialization of (i) the OT-101 in the COVID Field, (ii) the Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China. The joint venture company is intended to be owned 50% by Oncotelic Inc. and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the Products in the COVID Field on a global basis, (ii) the Products in the OT101 Oncology Field in the Licensed Territory, (iii) OXi4503 in the Licensed Territory; and (iv) CA4P in the Licensed Territory. Upon completion of due diligence by one another and subject to GMP’s satisfactory due diligence review, the parties intend to enter into written definitive agreements for the Joint Venture Transaction within the Exclusivity Period of 90 days. In April 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug (“Pre-IND”) application package to the FDA.

In March 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma, in an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (EC50) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (SI) value of >130, which is considered highly active. Further, on April 8, 2020, the Company issued a press release announcing that its COVID-19 directed antiviral screening program discovered that Artemisinin is highly potent at inhibiting the ability of the COVID-19 causing virus (SARS-CoV-2) to multiply while also having an excellent safety index. Artemisinin is a natural derivative from the Asian herb Artemisia annua and has been used to treat malaria.

In April 2020, the Company filed the IND with the FDA to permit Oncotelic to commence clinical trials to evaluate if OT-101 is effective to treat COVID-19. The proposed randomized, double-blind, placebo-controlled Phase 2 study is intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive SARS-CoV-2 and pneumonia in the US. By suppressing TGF-β, OT-101 suppresses SAR-CoV2 replication directly and has the potential to also suppressed viral induced pneumonia and fibrosis. OT-101 exhibited potent inhibition of SAR-CoV2 replication with efficacy and safety index on par or superior to Remdesivir- a Gilead’s drug. Unlike Remdesivir- OT-101 targets not only the virus replication but also the virus induced pneumonia and fibrosis. OT-101 is a new chemical entity and is a proprietary, first-in-class, TGF-β antisense with broad efficacy against solid tumors including pancreatic cancer, glioblastoma, and melanoma.

The Company planned and have initiated a Phase 2 trial for OT-101 in South America, that can expand into a Phase 3 trial if the data supports the safety of the drug. The trial is currently enrolling patients.

Provisional Patent Filing

In March 2020, Oncotelic Inc. filed three provisional patent applications on the method of use and composition of matter for the treatment of COVID-19. The filings represent the culmination of internal research programs, including efforts with our external partner, and position our antisense platforms for further development for the treatment of epidemics and pandemics.

Artemisinin for Treatment of COVID-19

Artemisinin derived from Chinese herb Artemisia annua L. (Sweet wormwood) has been used medicinally to treat fevers for centuries in China. Like other potential COVID-19 therapeutic agents such as Hydrochloroquine and Remesidivir, the efficacy of Artemisinin remains to be tested in well controlled and sufficiently powered clinical trials.

We discovered that Artemisinin is highly potent at inhibiting the ability of the COVID-19 causing virus (“SARS-CoV-2”) to multiply while also having an excellent safety index. Artemisinin is a natural derivative from the Asian herb Artemisia annua and has been used to treat malaria. We plan to seek additional support to evaluate clinical proof of concept studies to show the potential of Artemisinin to treat SARS-CoV-2 virus infection and COVID-19 complications. The addition of Artemisinin provides us with a number of candidates to address the SARS-CoV-2 virus with a combination of therapies including its leading drug candidate OT-101 and its antisense platform targeting the COVID-19 viral sequence. However, given the known safety profile and the widespread use of Artemisinin the company anticipates that clinical development of Artemisinin can be abridged to effectively deal with the current COVID-19 pandemic.

The discovery of Artemisinin, identified through our collaboration with GMP, could be the solution for COVID-19 pandemic. This discovery is particularly important since we have the potential to advance the program rapidly because it is based on technology and product that are readily available. Like other potential COVID-19 therapeutic agents such as Hydrochloroquine and Remesidivir, the efficacy of Artemisinin remains to be tested in well controlled and sufficiently powered clinical trials, but Artemisinin has many advantages against COVID-19. The newly reported results indicated that Artemisinin had an EC50 = 0.45 ug/ml and Safety Index = 140. In addition, Artemisinin is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). The Companys’ test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin.

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

The Company planned a global study, ARTI-19, in India to contribute at least 120 patients to the total aggregate of 3000 patients. ARTI-19 in India was conducted by Windlas Biotech Private Limited (“Windlas”), the Company’s business partner in India, as part of the Company’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America. For more information on developments after December 31, 2020, see Entry into MOU and Agreement with Windlas below.

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda, or PulmoHeal, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. ARTI-19 India is being conducted by Windlas as part of the Company’s global effort to deploy ARTIVeda across India, Africa, and Latin America. These interim results are based on 120 randomized patients across 3 sites in India. The ARTI-19 India trial completed enrollment of 120 randomized and we expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, and the United Kingdom; discussions regarding EUA with several of these authorities have commenced.

No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ / PulmoHeal™ was added to the standard of care (“SOC”), more patients recovered faster than SOC alone.31 of 39 (79.5%) of patients taking became asymptomatic after 5-day of therapy. In comparison, only 12 of 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5 (P=0.028, Fisher’s exact test)For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda™ / PulmoHeal™ + SOC group (N=18), as compared to 14 days for the SOC alone group (N=10) (P=0.004, Log-rank test).These data sets provide clinical support that targeting the TGF-β pathway with ARTIVeda™ / PulmoHeal™ may contribute to a faster recovery of patients with mild to moderate COVID-19. The trend was more pronounced with higher initial disease status. Log rank statistics: WHO-scale 2,3,4: p= 0.0369 /RR = 1.476 (0.8957-2.433), WHO-scale 3,4: p= 0.026/ RR = 1.581 (0.9094-2.747), WHO-scale 4: p= 0.0043/ RR = 2.038 (0.9961-4.168). RR = rate ratio for recovery. The Company has published the results of the trial in certain renowned publications.

In addition to ARTIVeda™ / PulmoHeal™, the Company has also developed and launched a mobile application called ArtiHealth and a post marketing survey that have been included with ArtiVeda, which along with ArtiHealth is called PulmoHeal™. PulmoHeal™ is a full evaluation package of drug and assessment platforms for COVID-19, and other respiratory disease patients. Windlas has launched PulmoHeal™ on Amazon.in and a couple other websites. The platform has been powered by the Company’s AI supercomputing and AI platform in conjunction with IBM. Initially, the cough assessment will be powered by Salcit Pvt. Ltd.’s (“Salcit”) AI module. Per Salcit, their AI module has overall accuracy in predicting the pattern of the disease at 91.97%, sensitivity at 87.2%, and specificity at 93.69%.

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

The overall data from all these studies provides evidence that CA4P may enhance the activity of immuno-oncology agents for the treatment of cancer, including anti-CTLA4 antibodies. Furthermore, CA4P has clinical activity in melanoma in early clinical testing and repeated demonstration of CA4P mediated necrotic tumor cell death across 17 completed clinical trials and >500 patients. During various phase 1 studies, we found that CA4P treatment resulted significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. The combination of CA4P with carboplatin and paclitaxel was well tolerated in the majority of patients with adequate premedication and had antitumor activity in patients who were heavily pretreated. Patients with advanced cancer refractory to standard therapy were treated with CA4P as a 10-min infusion, 20 h before carboplatin, paclitaxel, or paclitaxel, followed by carboplatin. Responses were seen in 10 of 46 (22%) patients with ovarian, esophageal, small-cell lung cancer, and melanoma. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. In melanoma animal model- B16-F10 murine melanoma experimental tumors- seventy-four hours after drug administration, a decrease in the number of tumor blood vessels was apparent and necrotic areas within tumors were visible. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for these patients above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

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

It is expected that combination of CA4P with Ipilimumab or other immune-oncology drugs would result in improved tumor control for these patients above the 2 PR out of 17 patients treated with ipilimumab.

The FDA granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug. Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti-CTLA4 antibody monotherapy. This application is based on observed CA4P activity in melanoma in early clinical testing. During various phase 1 studies, we found that CA4P treatment resulted significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for the target pediatric population above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

OXi4503 for Acute Myeloid Leukemia

OXi4503 (combretastatin A1-diphsphate; CA1P) is a novel investigational vascular disrupting agent (“VDA”) that has been shown to have a significant in vitro cytotoxic as well as chemo-sensitizing activity against human Acute Myeloid Leukemia (“AML”) cells. OXi4503 also exhibited in vivo anti-leukemic activity in xenografted mice with human AML.

OXi4503 employs a new, broader strategy against AML than currently exists for standard chemotherapy, as it provides a dual mechanism of action involving both anti-vascular effects and direct cytotoxicity to AML cells. Vascular and/or Bone marrow endothelial cells (“ECs”) appear to provide a protective effect for AML cells, keeping them dormant within the bone marrow. VDAs may target these ECs and reverse their chemo protective effect, providing a novel approach to the treatment of AML which may otherwise be resistant to other chemotherapeutic therapies. Preclinical data indicate that OXi4503 alone and in combination with traditional AML treatments such as cytarabine may provide significant benefit in eliminating AML cells. Results from two completed Phase I clinical trials demonstrated the clinical impact potential of OXi4503 against relapsed AML when it is alone or in combination with the standard chemotherapy drug cytarabine (“ARA-C”) can induce complete remissions in relapsed AML patients. Notably, OXi4503 showed single agent activity in a clinical Phase I trial and resulted in complete remission of a relapsed AML patient. Sustained complete remissions were also achieved in relapsed AML patients who were treated with OXi4503 in combination with ARA-C.

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

The Investigator-Sponsored trial (IST) UF OXi4503 AML MDS Ph 1 (UF4503), “A Phase 1 Clinical Trial of OXi4503 for Relapsed and Refractory AML and Myelodysplastic Syndromes (“MDS”) was designed to evaluate the safety profile and the maximum tolerated dose (“I”) as well as a recommended Phase 2 dose (RP2D) of OXi4503 in patients with recurrent/refractory (R/R) AML and MDS (ClinicalTrials.gov NCT01085656) (14, 50). The clinical single agent activity of OXi4503 was also assessed within the confines of a Phase 1 clinical trial setting. A total of 18 patients enrolled in the study from February 2011 to January 2016. The patients were predominantly male (78%) and the median age was 62.5 years. Of the 15 patients with AML, 4 (27%) had primary refractory AML, 2 (13%) were in first relapse, and 9 (60%) had refractory AML beyond CR1.

Eight patients (44%) completed at least one cycle of CA1P and were evaluable for efficacy assessments. Of the eight patients evaluable, one achieved morphologic remission with incomplete blood count recovery (“CRi”) after 1 cycle but came off study in cycle 2 due to fungal pneumonia. Three patients had stable disease after at least one cycle of CA1P. Three patients experienced progressive disease after 1 cycle of CA1P and were withdrawn from the study.

The Phase 1 dose-escalation combination of the Company sponsored study OX1222 (NCT02576301) was a Phase 1b dose escalation study of OXi4503 as a single agent and in combination with Cytarabine with subsequent combination Phase 2 cohorts for subjects with relapsed/refractory (R/R) AML and MDS. 29 subjects were treated with OXi4503 in combination with Cytarabine.

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

OXi4503: Pediatric AML

Pediatric AML is most common during the first 2 years of life and during the teenage years. In the United States, about 730 people under age 20 are diagnosed with AML each year. The number of deaths was 0.6 per 100,000 children per year. These rates are age-adjusted and based on 2012-2016 cases.

Compared with pediatric ALL, the outlook for pediatric AML patients is far worse. Even though pediatric AML cases are far fewer than pediatric ALL, the mortality rate is about the same, illustrating that AML is a devastating disease and the need for continuing research to identify effective treatments for these children. The prognosis for AML in children remains relatively poor, with a 5-year survival rate of 64% compared with 90% in ALL.

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

The standard of care for management of pediatric AML involves predominantly induction therapy intended to put the patient into remission and consolidation chemotherapy designed to eradicate leukemia cells that may have escaped front line induction therapy. Whereas, >80% of pediatric AML patients will achieve remission, only about half will remain disease-free for an appreciable period of time. Approximately 30 percent of children with AML will experience relapse and only one third of them become long-term survivors after salvage therapy. Although cure rates for children and adolescents with AML have improved, outcomes for pediatric AML patients with adverse prognostic biologic features (e.g. high risk genetic mutations or chromosomal abnormalities) and refractory or relapsed disease who failed or did not respond to their initial standard induction chemotherapy remains poor and limited treatment options are available for these patients. Novel therapies for these high-risk patients are urgently needed. OXi4503 shows clinical potential and promise for this indication based on the proof-of-concept data obtained from nonclinical and clinical studies.

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

Data integrity is a large and unsolved problem within drug development and manufacturing. Data from 5 1/2 years of FDA inspection records, from 2014 to the present, for four major markets: China, India, Europe, and the United States, revealed endemic data integrity issues including data manipulation. These stipulate that all manufacturing data must be preserved — unaltered — and made available to regulators. For example- out of more than 12,000 FDA inspections of drug plants in the United States, about 7% uncovered violations of the FDA’s data integrity rules including data manipulation. In India, about 24% of the plants inspected committed some sort of data violation, while in China, that figure is 31%. The consequences of data manipulation would be the invalidation of clinical data based on the adulterated drug product, safety concerns and liabilities to the patients, and FDA sanction and legal action.

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

The Company’s non-controlling interest subsidiary, EdgePoint, is working to bring a solution that addresses both issues using proven technology. We intend to solve this problem with AI “machine vision” based on our proprietary technology, which is integrated with IBM and re-sold by IBM and its partners. We address the data integrity problem in a step-wise fashion. We start with streamlining the warehouse supply chain component. Later we add modules that spread across the plant in a comprehensive manner. We may spin-off Edgepoint as a separate publicly traded entity.

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

This automation of manual verification eliminates wasted and indeterministic human cycles. The product is a novel and potentially disruptive application of AI neural networks and blockchain to ensure compliance with drug sponsors and the FDA while ensuring a return on investment (“ROI”) for manufacturers by slashing labor costs.

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

The market is large. Approximately 10,000 drug manufacturing facilities worldwide are FDA and EMA (European FDA) registered, representing a significant addressable market for EdgePoint. Many such facilities run on paper-based, handwritten forms ripe for modernization by the TrustPoint product. The $70.0 billion CDMO industry is poised to grow to $123.0 billion by 2025 according to industry experts. EdgePoint has first mover advantage and expects to lead the industry’s transition. It expects to garner significant share of the labor automation market. Addressing the $30.0 billion labor market and more specifically the $12.0 billion supply-chain segment, EdgePoint expects to improve efficiencies and create additional value for shareholders. EdgePoint intends to address the $12.0 billion market with AI Vision, BlockChain and NLP.

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

The technology enrichment and integration by EdgePoint extends the already committed relationship with IBM. The main benefits of the IBM relationship are three-fold: (1) Sales: IBM direct sales focus enables penetration into top 10 large pharma companies, while IBM value-added-sellers (“VARs”), (2) focus on smaller CDMOs by region, and IBM and partners provide turnkey cloud managed services with high reliability, availability and monitoring and (3) trust, as the industry relies on the core reputation of IBM’s backing to deploy EdgePoint.

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

In addition to ARTIVeda™ / PulmoHeal™, the Company has also developed and launched a mobile application called ArtiHealth and a post marketing survey that have been included with ArtiVeda, which along with ArtiHealth is called PulmoHeal™. PulmoHeal™ is a full evaluation package of drug and assessment platforms for COVID-19, and other respiratory disease patients. Windlas has launched PulmoHeal™ on Amazon.in and a couple other websites. The platform has been powered by the Company’s AI supercomputing and AI platform in conjunction with IBM. Initially, the cough assessment will be powered by Salcit AI module. Per Salcit, their AI module has overall accuracy in predicting the pattern of the disease at 91.97%, sensitivity at 87.2%, and specificity at 93.69%.

Our Strategy and Development Plan

We have been operating with significant capital constraints for over a year since the reverse merger between the Company and Oncotelic Inc, and for this time period we have been seeking to secure sufficient funding to continue our operations while we simultaneously seek to advance our all our investigational drugs for the treatment of cancer, coronaviruses and AI technology. Subject to our ability to secure additional capital, we would seek to further develop our product candidates. However, our inability to access capital may significantly impair our ability to develop these compounds, as it has to date. If we are able to advance any or all of our drug candidates, we would seek to develop them till commercialization, however, there is no guarantee that we would be able to fully develop our products, obtain regulatory approvals and successfully commercialize them.

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. We are also in discussions with certain entities in Asia to further the development of OT-101 primarily for COVID-19 and pancreatic cancer. We are looking to form a joint venture to further the development of OT-101 wherein the Company would provide the technical expertise and the other party would fund the development expenses.

In addition to entering into a transaction that would provide funding for the further development of our product candidates, other elements of our development strategy would currently include:

●	Conduction a clinical trial (or clinical trials) of OT-101 for COVID-19: We have filed an IND with the FDA to permit us to conduct a Phase 2 clinical trial for COVID-19. This trial will rely on the safety and efficacy of OT-101 based on trials in humans for cancers. This trial is designed to make determinations of whether the results improve patient outcomes, including safety, overall survival and other parameters. The study is planned to be expanded into China and other countries, or initiated under such countries drug development programs and agencies, as well. For China, we could conduct such trials in conjunction with our development partners, GMP.

●	Initiating clinical trials of OT-101 in pancreatic cancer and other cancers: We have yet to initiate any trials but we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP.

●	Commercializing and initiating additional clinical trials of Artemisinin: We have completed a 120 patient trial for Artemisinin and are evaluating conducting such trials in the other countries to address the global pandemic for COVID-19.

●	Initiating a clinical trial of CA4P in combination with an immuno-oncology agent: Based on preclinical data generated to date and support of two well-known immuno-oncology clinical investigators, we have developed a protocol for a clinical trial that would be the first human clinical trial combining CA4P and an approved immuno-oncology agent. This trial is designed to make initial determinations of whether the combination results in improved patient outcomes, including safety, overall survival, progression free survival, objective response rate, tumor size and other parameters.

●	Continuing to evaluate OXi4503 in a clinical trial: We have completed six ascending dose cohorts of OXi4503 in combination with cytarabine in Study OX1222 in patients with relapsed/refractory AML and/or MDS. In the highest dose cohort, the sixth cohort of the study, we observed potential safety signals which triggered stopping rules for the study and resulted in a partial clinical hold from the FDA until we and the FDA assess additional safety data, particularly at the fifth dose cohort level. In the fifth dose cohort of OX1222, we have observed the best potential signs of efficacy to date in the trial and believe treatment of additional patients would provide additional evidence regarding the efficacy of OXi4503 in these indications.

REGULATORY MATTERS

Government Regulation and Product Approval

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the New Drug Application (“NDA”), process before they may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to review or approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusal of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) or other applicable regulations;

●	submission to the FDA of an Investigational New Drug Application, or IND, which must be first approved by the FDA before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of FDA inspections of clinical sites and GLP toxicology studies; and

●	FDA review and approval of the NDA.

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

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval but may expedite the approval process.

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

Rare Pediatric Disease Designation

The FDA grants rare pediatric disease designation for diseases with serious or life-threatening manifestations that primarily affect people aged from birth to 18 years, and that affect fewer than 200,000 people in the U.S. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval of a new drug application or biologics license application for a product for the prevention or treatment of a rare pediatric disease may be eligible for a voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred.

The FDA granted Rare Pediatric Disease Designation for OT101/Trabedersen for the treatment of DIPG as a drug for a rare pediatric disease.

The FDA granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may subsequently decide the drug no longer meets the conditions for qualification or the FDA may not shorten the review or approval time period. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast-Track designated drug and expedite review of the application for a drug designated for priority review. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

Product Candidate	Patent Scope	Patent Expiration
CA4P	Lyophilized or crystalline combretastatin A4-phosphate tromethamine*	September 2021

	Use of VDAs to Enhance Immunomodulating Therapies Against Tumors**	August 2036

OXi4503	Composition of Matter for OXi4503 (combretastatin A1-disodium-phosphate (OXi4503) pro-drug)***	October 2021

	Method of Treating Myeloid Neoplasm by Administering OXi4503	November 2028

OT-101	Portable Equipment for Administration of Fluids into Tissues And Tumors by Convection Enhanced Delivery Technique	April, 2024
	Pharmaceutical composition	December 2024
	Use of An Oligonucleotide or Its Active Derivative for the Preparation of a Pharmaceutical Composition for Inhibiting the Formation of Metastases in Cancer Treatment	February 2025
	Use of Low Doses of Oligonucleotides to TGF-β, VEGF, interleukin-10, c-jun, c-fos or Prostaglandin E2 Genes In the Treatment of Tumors	May 2026
	Oligonucleotide-, Protein and/or Peptide-polymer Conjugates	December 2027
	Dosage of Oligonucleotides Suitable for the Treatment of Tumors	November 2029
	Combination of A Chemotherapeutic Agent and An Inhibitor of the TGF-β System	July 2030
	Combination Therapy for Treatment of Pancreatic Cancer	February 2036
	Compositions and Methods for Treating Cancer	February 2036

*	In-licensed from Bristol-Myers Squibb

**	Patent filed, awaiting grant

***	In-licensed from Arizona State University

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

EMPLOYEES

We had sixteen full-time employees as of December 31, 2020. We rely on external consultants or outsource nearly all our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to obtain additional funding, we may be forced to cease operations.

We have experienced net losses every year since inception. In April 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oncotelic Inc., a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and the Company’s wholly-owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub would be merged with and into Oncotelic Inc. (the “Merger”), with Oncotelic Inc. surviving the Merger as a wholly-owned subsidiary of the Company. In April 2019, the Company completed the Merger and Oncotelic Inc. became a wholly-owned subsidiary of the Company. The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings with the Securities and Exchange Commission. Even though Oncotelic Inc. is considered as the acquirer for accounting purposes, the Company, as of December 31, 2020, had an accumulated deficit of approximately $22.1 million, including a net loss of approximately $10 million in 2020. We have no source of product revenue and do not expect to receive any product revenue in the near future except if we generate product revenues from Artemisinin in countries around the globe other than India. We may generate revenues from services rendered in the future, but we cannot expect that to be a regular and of recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2020, we had approximately $474,000 in cash and current liabilities of approximately $11.2 million, of which $1.3 million pertains to Oncotelic’s liabilities prior to the Merger and $2.6 million of contingent liabilities that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding, or we would be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

The principal source of our working capital to date has been the proceeds from the sale of equity and debt, a substantial portion of which has been provided by officers and certain insiders. If we are unable to access additional funds in the near term, whether through the sale of additional equity, debt or another means, we may not be able to continue in business. We also may not be able to continue the development of our investigational drugs. Any additional equity or debt financing, if available to us, may not be available on favorable terms and would most likely be dilutive to stockholders. Any debt financing, if available, may involve restrictive covenants and also be dilutive to current stockholders. If we obtain funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates on terms that are not favorable to us. Our ability to access capital when needed is not assured.

In their audit report with regard to our financial statements as of December 31, 2020, we as well as our independent registered public accountants have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and we expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

●	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

●	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

●	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

●	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

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

As of December 31, 2020, we had sixteen full-time employees. We rely on consultants and professionals to augment our staffing needs. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We depend on our executive officers and principal consultants and the loss of their services could materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, particularly our Chief Executive Officer, Chief Technology Officer, Chief Business Officer and Chief Financial Officer, our principal consultants and others. Two of our executive officers have been working at 50% salaries since early April 2019 (and prior to the reverse merger since October 2017) and one of our Executive Officer worked at 60% of salary till October 2020, which increases the risk that we may not be able to retain their services. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition to these key service providers, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

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

REGULATORY AND LEGAL RISK FACTORS

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

RISKS RELATED TO INTELLECTUAL PROPERTY

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

RISKS RELATED TO OUR STOCK AND FINANCING ACTIVITIES

The price of our common stock is volatile, and is likely to continue to fluctuate due to reasons beyond our control; a limited public trading market may cause volatility in the price of our common stock.

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act, and may be sold from time to time. As of December 31, 2020, we had approximately 22,644,000 shares of common stock underlying currently outstanding warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

As of December 31, 2020, we had net tangible assets of less than $0.6 million and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of December 31, 2020. We continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We were authorized to issue up to 150,000,000 shares of our common stock. As of December 31, 2020, we had 90,601,912 shares of common stock issued and outstanding, including 1,019,303 shares of common stock to be issued. As of December 31, 2020, we also had approximately 278,188 shares of our Series A Preferred Stock convertible into approximately 278.2 million shares of common stock, 18,703,000 warrants outstanding, approximately 3,941,000 options and approximately 20,237,000 shares of common stock issuable upon conversion of convertible notes.

To the extent that additional shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for common stock, holders of our common stock may experience dilution.

We filed an amendment to our Certificate of Incorporation with the State of Delaware on January 27, 2021 and as such, we are currently authorized to issue up to 75,000,000 shares of our common stock. We are also currently authorized to issue up to 15,000,000 shares of preferred stock. As of December 31, 2020, we had 278,188 shares of preferred stock outstanding. Our Board of Directors is authorized to issue preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Any provision permitting the conversion of any such preferred stock into our common stock could result in significant dilution to the holders of our common stock.

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

The Company and EdgePoint will require additional capital funding, the receipt of which may impair the value of our Common Stock and EdgePoint’s Common Stock.

Our future capital requirements and EdgePoint’s future capital requirements depend on many factors, including our research, development, sales and marketing activities as well as the development of EdgePoint’s business. We and EdgePoint will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our product candidates. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us or EdgePoint, if at all. To the extent we and/or EdgePoint raise additional capital by issuing equity securities, our shareholders and EdgePoint’s shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing Common Stock and EdgePoint’s Common Stock and the Securities contemplated to be issued as described in this Confidential Offering Memorandum.

EDGEPOINT SECURITIES AND JH DARBIE FINANCING RISK FACTORS

Risks related specifically to EdgePoint.

EdgePoint is developing AI/Blockchain solution for pharmaceutical manufacturing. Our AI/Blockchain product is still in beta development stage and its continuing development and validation as a viable FDA compliant platform may not be successful. While we may spin-off EdgePoint AI as a standalone publicly traded company, however, no assurances can be given that we will spin-off EdgePoint AI. The spin-off of EdgePoint AI as a standalone publicly traded company requires SEC approval. There is no guarantee that SEC approval will be obtained.

The securities issued in the JH Darbie Financing are not registered, and investors may be required to hold them for an indefinite period.

While we intend to register the EdgePoint Common Stock issued in connection with the JH Darbie Financing for resale by selling stockholders, as well as our Common Stock and the EdgePoint Common Stock issuable upon conversion of the convertible promissory notes issued therewith, and upon exercise of the Warrants, no assurances can be given that we will be able to do so in a timely manner, if at all. Until those securities are registered for resale, you will be required to hold them for an indefinite period or to sell them only in privately negotiated transactions. In any event, there is no current market for the EdgePoint Common Stock and we can give no assurance that there ever will be even if these securities are registered.

If you purchased Units in the now closed JH Darbie Financing, you may experience immediate dilution as a result of the JH Darbie Financing and future equity issuances

The offering price per share of EdgePoint Common Stock in the JH Darbie Financing was higher than the net tangible book value per share of EdgePoint Common Stock outstanding prior to the JH Darbie Financing. As a result, purchasers of Units in the JH Darbie Financing would experience immediate dilution in the net tangible book value of their investment.

The issuance of additional Edgepoint securities could be dilutive to Edgepoint stockholders if they do not participate in future offerings. Moreover, to the extent that we issue additional options or warrants to purchase, or securities convertible into or exchangeable for, shares of EdgePoint Common Stock or Common Stock in the future and those options, warrants or other securities are exercised, converted or exchanged (or if we issue shares of restricted stock), stockholders may experience further dilution. Holders of EdgePoint and our Common Stock had no preemptive rights that entitled them to purchase their pro rata share of any offering of shares of any class or series of EdgePoint’s Common Stock or the Company’s capital stock.

The Company had broad discretion in the use of the net proceeds of the now closed JH Darbie Financing and, despite our efforts, we may use the proceeds in a manner that does not improve the Company’s operating results or increase the value of your investment

We intend to use part of the net proceeds from the sale of Units for development and eventual may spin off EdgePoint as a publicly traded entity, and general corporate purposes and working capital. We may also use all or a portion of the net proceeds to fund possible investments, including acquisitions. However, we have not determined the specific allocation of the net proceeds among these potential uses. Our management will have broad discretion over the use and investment of the net proceeds of the JH Darbie Financing, and, accordingly, purchasers of Units in the JH Darbie Financing will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning our specific intentions. These proceeds could be applied in ways that do not improve our operating results or increase the value of your investment.

GENERAL RISK FACTORS

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

Our office is located in Agoura Hills, California, where we lease about 2,000 square feet of general office space. The lease for this office is on a month-to-month basis. We consider our office space to be adequate for our current needs. We believe that other suitable office space would be available if we move to a different location upon the expiration of our current lease.

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

Holders

As of March 19, 2021, there were approximately 60 stockholders of record of the 91,259,112 outstanding shares of the Company’s common stock.

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

Unregistered Sales of Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Corporate History

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Amendments to Certificate of Incorporation

In November 2020 the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”.

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation, as amended (the “Charter Amendment”), with the Secretary of State for the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the Charter Amendment increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

Merger Agreement with Oncotelic, Inc.

In April 2019, Oncotelic entered into an Agreement and Plan of Merger with Oncotelic Inc. (the “Merger Agreement”), a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-b RNA, and Oncotelic Acquisition Corporation (the “Merger Sub”, a newly formed wholly-owned subsidiary of the Company). Oncotelic and Oncotelic Inc. entered into the Merger Agreement in order to create a publicly traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options. Following the satisfaction of closing conditions contained in the Merger Agreement (the “Merger”), the Merger Sub was merged with and into Oncotelic, with Oncotelic Inc. surviving the Merger as a wholly-owned subsidiary of the Company.

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

The Company’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, we plan to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. During phase 2 clinical trials in pancreatic cancer, melanoma, and colorectal cancers (Study P001) and in high-grade gliomas (Study G004), meaningful clinical benefits were observed and OT-101 exhibited a favorable safety profile. These clinical benefits included long-term survival and meaningful tumor reduction. Both partial and complete responses have been observed in the G004 Phase 2 clinical trial of OT-101 as a single agent in patients with aggressive brain tumors.

The Company’s self-immunization protocol (“SIP™”) is based on novel and proprietary sequential treatment of cancers with OT-101 (an antisense against TGF-ß2) and chemotherapies. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. We believe that a rational combination of the Company’s SIP™ platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer.

The Company is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an IND with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. The Company has initiated clinical trials in Latin America to evaluate the efficacy of OT-101 against COVID-19 and expects preliminary results in Q2, 2021. The Company plans to initiate the Company’s Phase 2 clinical trial of OT-101, a TGF-β antisense, for the treatment of patients with mild to severe COVID-19 infection. Argentina now has the fifth highest tally of confirmed coronavirus cases worldwide, with the latest additions taking it past Colombia in a global ranking compiled by John Hopkins University. This multi-center, double blind, randomized, placebo-control study will evaluate the safety and efficacy of OT-101 in combination with standard of care on two (2) patient cohorts – 1) mild or moderate disease, and 2) severe disease requiring mechanical ventilation or intubation. The study will enroll approximately 24 patients in Argentina with an aggregate total of 72 patients study wide.

In addition, the Company is developing artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize COVID-19. The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The clinical study (“ARTI-19”) showing these results was a global study with India to contribute at least 120 patients to the total aggregate of 3000 patients using ArtiShieldTM (“ArtiShieldTM”). The ARTI-19 trials were conducted in India by Windlas Biotech Private Limited (“Windlas”), the Company’s business partner in India, as part of the Company’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America. The Windlas study evaluates the safety and efficacy of Artemisia absinthium Powder 500mg capsule of ArtiShieldTM in the treatment of adults with COVID-19. Data from ARTI-19 is expected by end of 4Q20. The ARTI-19 trial was registered under the Clinical Trials Registry India (CTRI) with three active sites and additional sites to be added as the trial progresses and expands. ARTI-19 in India is being conducted by Windlas, as part of the Company’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America. For more information on developments after December 31, 2020, see below under Entry into MOU and Agreement with Windlas.

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda™, or PulmoHeal™, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. These interim results are based on 120 randomized patients across 3 sites in India. The ARTI-19 India trial completed enrollment of 120 randomized individuals and we expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, and the United Kingdom; discussions regarding EUA with several of these authorities have commenced.

No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ / PulmoHeal™ was added to the standard of care (“SOC”), more patients recovered faster than SOC alone.31 of 39 (79.5%) of patients taking became asymptomatic after 5-day of therapy. In comparison, only 12 of 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5 (P=0.028, Fisher’s exact test). For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda™ / PulmoHeal™ + SOC group (N=18), as compared to 14 days for the SOC alone group (N=10) (P=0.004, Log-rank test).These data sets provide clinical support that targeting the TGF-β pathway with ARTIVeda™ / PulmoHeal™ may contribute to a faster recovery of patients with mild to moderate COVID-19. The trend was more pronounced with higher initial disease status. Log rank statistics: WHO-scale 2,3,4: p= 0.0369 /RR = 1.476 (0.8957-2.433), WHO-scale 3,4: p= 0.026/ RR = 1.581 (0.9094-2.747), WHO-scale 4: p= 0.0043/ RR = 2.038 (0.9961-4.168). RR = rate ratio for recovery. The Company has published the results of the trial in certain renowned publications.

In addition to ARTIVeda™ / PulmoHeal™, the Company has also developed and launched a mobile application called ArtiHealth and a post marketing survey that have been included with ArtiVeda, which along with ArtiHealth is called PulmoHeal™. PulmoHeal™ is a full evaluation package of drug and assessment platforms for COVID-19, and other respiratory disease patients. Windlas has launched PulmoHeal™ on Amazon.in and a couple other websites. The platform has been powered by the Company’s AI supercomputing and AI platform in conjunction with IBM. Initially, the cough assessment will be powered by Salcit Pvt. Ltd.’s (“Salcit”) AI module. Per Salcit, their AI module has overall accuracy in predicting the pattern of the disease at 91.97%, sensitivity at 87.2%, and specificity at 93.69%.

Our artificial intelligence subsidiary, PointR, develops and deploys high performance cluster computers and AI technologies as a supercomputing grid that can be layered in and interconnected to create an all-point mesh to harvest operational data within manufacturing plant, hospitals, clinics, phase I units. These grids provide real-time, localized decision-making harvesting complex data from structured and unstructured sources. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the Vision platform is a network of activity detection cameras functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger. In the pharmaceutical industry PointR’s AI combined with Blockchain will be used in the entire life cycle of a drug: discovery, clinical trials and manufacturing. Leveraging its deep partnership with IBM, the PointR team will combine its own AI Vision technology with industry standard Blockchain to transform drug manufacturing and real-world evidence monitoring for clinical trials. The combined system has the potential to automatically record individual key steps in cGMP manufacturing operations including the flow of people, raw materials and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient GMP manufacturing operations while simultaneously improving reliability and data security. The Company is also developing AI driven telehealth and other applications, that would be used in health monitoring and supporting the Company’s various clinical programs. The PointR technology is planned to be transferred into Edgepoint. Edgepoint also plans to redeploy TrustPoint, a tested technology for GMP drug manufacturing relieving human errors in supply chain and increasing compliance with warehouse operating procedures. For example, the warehouse module of TrustPoint will automatically create a shopping list from standard templates and alert supply chain personnel to collect and deliver a list of raw materials to manufacturing. To support the anti-viral drug program, Edgepoint is developing an AI app to remotely monitor patients’ respiratory status just using a mobile phone. Protected by patents and partnership with IBM Watson Health Research the app allows patients to cough and speak into a mobile phone app that can be operated either by a nurse or by the end-user patient at home. The app is part of the company’s Telehealth platform to remotely monitor patient’s progression of disease. The Company’s clinical trials of the anti-viral agent ARTI-Shield will deploy the AI app to COVID patients in the study to collect and score data by medical professionals. The data will be used by the AI to predict and diagnose patients as a de-novo software as a medical device. After regulatory approvals, the app will be bundled with ARTI-Shield™ to be prescribed by physicians. Patients will be able to self-monitor progression of their respiratory condition with the AI app much as they check their temperature with a thermometer. The app virtualizes and expands the use of spirometers in the form of a software app.

Since April 2019, we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of the Company’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Oncotelic Inc. creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol.

Research Service Agreement between Golden Mountain Partners LLC (GMP) and the Company.

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Research Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). On March 18, 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (EC50) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (SI) value of >130, which is considered highly active. On March 23, 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID Field including 50/50 profit sharing. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, OXi4503 and CA4P, to a joint venture company (the “Joint Venture Transaction”) to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the joint venture company. GMP intends that it (or its designee, as the case may be) shall provide funding to the joint venture company to support its development and commercial activities in the joint venture company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

The joint venture company is intended to be owned 50% by Oncotelic Inc. and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field in the territory set forth above, (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the Food and Drug Administration. GMP paid the Company fees of $300,000 during the three months ended March 31, 2020 and $900,000 during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred. The Company has received the total fees from GMP as of the date of this report.

In June 2020, the Company secured $2 million in debt financing, evidenced by a one year convertible note (the “GMP Note”) from GMP or it’s affiliate, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. As of December 31, 2020, the clinical research organization has invoiced GMP ‘s affiliate for the entire $2 million, and the Company has accrued as a convertible debt under the terms of the GMP Note.

Entry into MOU and Agreement with Windlas

In August 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19”, which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches. In September 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial was cleared by India regulatory authorities and the trial was registered under CTRI and three sites had been selected, their IRB approval obtained, their staffs have been trained into the protocol/EDC. Additional sites will be added as the trial progressed. Enrollment of 120 patients was completed during the year ended December 31, 2020. In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda, or PulmoHeal, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas, and we expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, and the United Kingdom; discussions regarding EUA with several of these authorities have commenced. For more information, please see above under Company Overview.

Agreement with Autotelic BIO

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with Autotelic BIO (“ATB”), a non-affiliated Korean Company. The ATB Agreement licensed the use of OT-101, in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combined Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combined Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combined Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made in June 2020 after the successful completion of the in-vivo study and the Company recorded the revenue during the three months ended June 30, 2020. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. ATB paid the Company fees of $0.5 million during the three months ended June 30, 2020 for the successful completion of the in-vivo efficacy studies.

Private Placement through JH Darbie & Co., Inc.

Beginning July 2020, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (the “JH Darbie Financing”). In total, as of December 31, 2020, the Company had issued and sold a total of 63 Units. In addition, 6.3 Units were issued to JH Darbie as fees. Subsequent to December 31, 2020 and through the date of this report, the Company sold the rest of the 37 Units and JH Darbie has earned additional 3.7 Units as fees.

Through December 31, 2020, the JH Darbie Financing resulted in gross proceeds of $3.15 million to the Company. Placement agent fees of $0.4 million were paid to JH Darbie pursuant to that certain Placement Agent Agreement, dated February 25, 2020 between the Company and JH Darbie (the “Darbie Placement Agreement”). In addition, the Company paid approximately $39,000 as legal costs for the transaction. Under the Darbie Placement Agreement, JH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. The Company has had five tranches under the JH Darbie Financing between July and December 2020. Subsequent to December 31, 2020, the Company received gross funds of $1.85 million through 4 tranches under the JH Darbie Financing. Placement fees of $0.2 million were paid to JH Darbie in connection with such financing.

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”). The PPP provides loans to qualifying businesses in amounts up to 2.5 times the average monthly payroll expenses and was designed to provide direct financial incentive to qualifying businesses to keep their workforce employed during the Coronavirus crisis. PPP Loans are uncollateralized and guaranteed by the SBA and are forgivable after a “covered period” (8 weeks or 24 weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrowers loan forgiveness amount to the lender, or if the borrower does not apply for forgiveness, 10 months after the covered period. PPP loans provide for customary events of default, including payment defaults, breach of representations and warranties, and insolvency events and may be accelerated upon occurrence of one or more of these events of default. Additionally, the PPP Loans do not include prepayment penalties.

The Company believes it met the PPP’s loan forgiveness requirements but has not yet applied for forgiveness. When legal release is received from the SBA or lender, the Company will record the amount forgiven as forgiveness income within the other income section of its statement of operations. If any portion of the PPP loan is not forgiven, the Company will be required to repay that portion, plus interest, through the maturity date.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Series A Convertible Preferred Stock. The deadline for Stockholders to respond to the Consent Solicitation Statement was August 10, 2020. Pursuant to the Consent Solicitation Statement, the following actions were approved by the written consent of the requisite number of Stockholders:

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

The Company filed the Current Report on Form 8-K with the SEC to declare the voting results on August 14, 2020. In November 2020 the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol will be changed from “MATN” to “OTLC”.

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation, as amended (the “Charter Amendment”), with the Secretary of State for the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the Charter Amendment increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

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

Investment in Equity-based Securities

Prior to the Merger, Oncotelic Inc. received Series E Preferred Shares of Adhera Therapeutics, Inc. (“Adhera”) in consideration for the issuance of Oncotelic Inc.’s common stock under various Securities Purchase Agreements. The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 321, Investments –Equity Securities (“ASC 321”). The Company subsequently marks the investments to market at each reporting period and, in accordance with ASU 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Statement of Operations. There were no unrealized gains or losses on investments in equity securities for the year ended December 31, 2019. There were no unrealized gains or losses on investments in equity securities for the year ended December 31, 2018. The Company identified certain disclosures by Adhera indicating their financial condition and that they may file for bankruptcy. As such the Company wrote off the long-term investment during the year ended December 31, 2019.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the year ended December 31, 2020 and 2019, there were no impairment losses recognized for long-lived assets.

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

Results of Operations

The Merger was treated as a “reverse merger” for accounting purposes. In accordance with the reporting requirements, the Company will be reporting historical financial data of Oncotelic Inc. for all periods prior to the date of the Merger, and for the combined company for all periods after the date of the Merger.

Years Ended December 31, 2020 and 2019

A comparison of the Company’s operating results for the year ended December 31, 2019 and 2018, respectively, is as follows.

	2020	2019	Variance
Revenue
Service revenue	$1,740,855	$-	$1,740,855
Total revenue	1,740,855	-	1,740,855

Operating expense:
Research and development	$4,302,477	$1,372,151	$2,930,296
General and administrative	5,023,142	2,938,726	2,084,416
Total operating expense	9,325,589	4,310,877	5,014,712
Loss from operations	(7,584,734)	(4,310,877)	(3,273,857)
Long term investment written off	-	(1,769,300)	1,769,300
Loss on debt conversion	(343,700)	-	(343,700)
Change in the value of derivatives on debt	(45,051)	191,643	(236,694)
Interest expense, net	(1,998,321)	(749,479)	(1,248,842)
Net loss	$(9,971,806)	$(6,638,013)	$(3,333,793)

Net Loss

We recorded a net loss of approximately $10.0 million for the year ended December 31, 2020, compared to a net loss of approximately $6.6 million for the same period in 2019. The increased loss of approximately $3.3 million for the year ended December 31, 2020 as compared to the same period of 2019 was primarily due to approximately $5.0 million of higher operational expenses related to the Company, $1.2 million primarily related to interest expense, including amortization of normal and accelerated debt costs related to the debt raised by the company in 2019 and 2020, a loss of $0.3 million of loss on non-cash conversion of debt and recording a higher non-cash loss on conversion of value of derivatives of $0.2 million; partially offset by the recording revenue of approximately $1.7 million and lower write off of long term investment of $1.7 million that we incurred during 2019. The financial information presented includes very nominal expenses for PointR operations for the year ended December 31, 2019.

Revenue

We recorded services revenue of $1.7 million during the year ended December 31, 2020 as compared to no revenues during the same period ended in 2019. The services revenue of $1.2 million was recorded from services provided to GMP in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41 thousand. We also recorded $0.5 million of revenues from ATB upon the successful completion of the in-vivo efficacy studies based on the ATB Agreement.

Research and Development Expense

Research and development (“R&D”) expense increased by approximately $2.9 million for the year ended December 31, 2020 compared to the same period in 2019. The financial information presented does not include any R&D activity for PointR for the year ended December 31, 2019 and as such the results for the Company are not directly comparative from period to period.

The increase of approximately $3.3 million in the R&D activities is primarily due to increased clinical trial costs of $2.2 million for the trials for OT-101 and Artemisinin, $0.3 million of amortization and depreciation of in process R&D and development equipment, $0.2 million for higher personnel costs and $0.3 million for higher operational costs.

We expect to increase research and development activities, including the initiation of new clinical trials for our oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101 and Artemisinin for COVID-19 and other epidemics, and therefore believe that research and development expense will increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense increased by approximately $2.1 million for the year ended December 31, 2020 compared to the same period of 2019.

The increase in G&A expenses by approximately $2.1 million for the year ended December 31, 2020 compared to same period of 2019 was primarily due to an increase of approximately $1.8 million of non-cash stock-based compensation expense, higher personnel costs of $0.5 million and $0.1 million due to increase in other operational expenses; partially offset by lower legal and professional services of $0.3 million incurred in 2019 in connection with the PointR Merger and Oncotelic Merger.

We expect to increase G&A activities, in connection with fund raising activities as well as other G&A initiatives in 2021, and therefore believe that G&A expense will increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

Write off of Long-Term Investment

We recorded a loss of $1.8 million in value of our long-term investment in Adhera during the year ended December 31, 2019. Based on an early 2020 filing by Adhera, in which Adhera described their current financial condition as well as the fact that they have ceased all operations and are also considering possible bankruptcy options, we recorded a loss in value of the long term investment in Adhera as it seems severely impaired and therefore, determined to write off the entire investment. No similar charge was recorded in 2020.

Loss on Conversion of Debt

During the year ended December 31, 2020, we recorded a loss on conversion of debt by Peak One and TFK of approximately $0.3 million related to the difference in fair value to the price at which the debt was converted. No similar loss was recorded during the same period in 2019.

Change in value of derivatives

During the year ended December 31, 2020, we recorded a nominal loss due to the change in value of derivatives of $45 thousand on the 2019 Peak One note, the TFK note and the notes issued to our CEO and the bridge investors (collectively, the “Convertible Notes”). During the year ended December 31, 2019, we recorded a change in value of derivatives of $0.2 million on the Peak One Tranche #2 note and the notes issued to our CEO and the bridge investors. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense

We recorded interest expense, including amortization of debt costs, of $1.2 million for the year ended December 31, 2020 in connection with debt raised from convertible notes and a private placement memorandum as compared to $0.8 million for the same period of 2019, in connection with debt raised from convertible notes during the year ended December 31, 2019.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31, 2020	December 31, 2019
Cash	$474	$82
Working capital	(10,567)	(6,510)
Stockholders’ Equity	12,481	16,902

The Company has experienced net losses every year since inception and as of December 31, 2020 had an accumulated deficit of approximately $22.1 million. As of December 31, 2020, the Company had approximately $474,000 in cash and current liabilities of approximately $11.2 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $2 million of debt related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales in the near future, and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of the Company’s lead product candidate, OT-101 for both cancer and COVID-19, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(2,812)	$(2,281)
Net cash provided by investing activities	-	189
Net cash provided by financing activities	3,224	2,171
Increase (decrease) in cash	$412	$79

Operating Activities

Net cash used in operating activities was approximately $2.8 million for the year ended December 31, 2020. This was due to the net loss of approximately $10.0 million, which was partially offset by a $2.0 million of R&D cost paid through debt, non-cash amortization of debt discounts and deferred financing costs of $1.7 million, non-cash stock-based compensation of $2.1 million, amortization and depreciation of intangibles and development equipment of $0.3 million, non-cash loss on conversion of debt and change in fair value of derivatives of $0.3 million and changes in operating assets and liabilities of approximately $0.5 million.

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

Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities, which was approximately $0.2 million and which was attributable to the cash received in the mergers. No similar cash was recorded for the year ended December 31, 2020.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was approximately $3.2 million. Net cash provided was due to approximately $2.9 million raised from a private placement memorandum, $0.25 million received under the Payroll Protection Plan, $20 thousand received from our CEO, net of repayment of $50 thousand, $75 thousand of short term loans from the CFO and a bridge investor and repayment of $50,000 to one of our Fall 2019 investors.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of December 31, 2019 was not effective as a result of certain material weaknesses.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

●	Lack of formal policies and procedures;

●	Lack of adequate independent directors on the Company’s board of directors and committees to oversee financial reporting responsibilities;
●	Inadequate or lack of segregation of duties
●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for, evaluate and recruit qualified independent outside directors;
●	Once independent directors are on Board, to augment or replace the non-independent directors to the Audit Committee and other committees.
●	Hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2021.

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

The following table sets forth certain information about our current directors and executive officers followed by individual biographies of the directors and executive officers of the Company, including their business experience and other relevant information as of December 31, 2020.

Name	Age	Position
Vuong Trieu, Ph. D.	56	Chairman of the Board and Chief Executive Officer
Amit Shah	54	Chief Financial Officer
Chulho Park, Ph.D.	54	Chief Technology Officer
Saran Saund		Chief Business Officer
Anthony E. Maida III	68	Chief Medical Officer & Director
David Diamond	71	Director
Steven W. King	56	Director

Vuong Trieu, Ph.D. was the founder and Chairman of the Board of Directors of Oncotelic Inc., having served in such capacity since 2014, and now serves as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Dr. Trieu has been involved in drug discovery, development, and commercialization for over 25 years, including his contributions as co-inventor of Abraxane®. He previously served as Executive Chairman and Interim CEO of Marina Biotech, Inc. from 2016 to 2018. Marina Biotech was a developer of tkRNA for the treatment of FAP/CRC (Familial adenomatous polyposis/ Colorectal Cancer). Prior to that, he also served as President and CEO of IgDraSol, Inc.— a developer of a 2nd generation Abraxane—beginning in 2012 until its acquisition by Sorrento Therapeutics, Inc. in 2013. He served as Chief Scientific Officer for Sorrento Therapeutics, Inc. and a member of that company’s board of directors from 2013 until 2014. Previously, Dr. Trieu was Senior Director of Pharmacology/Biology at Abraxis Bioscience/Celgene, where he led the preclinical, clinical and PK/biomarker development of Abraxane, and was the co-inventor of the intellectual property covering Abraxane. Earlier in his career, Dr. Trieu held positions at Genetic Therapy/Sandoz (leading the adenoviral gene therapy program against atherosclerosis), Applied Molecular Evolution (AME)/Lily (leading the expression, purification, and preclinical testing of mAb therapeutics) and Parker Hughes Institute (Director of Cardiovascular Biology program that evaluated a series of small molecules and biologics against preclinical models of atherosclerosis, dyslipidemia, stroke, ALS, and restenosis). Dr. Trieu holds a PhD in Microbiology, BS in Microbiology and Botany. He is a member of ENDO, ASCO, AACR, and many other professional organizations. Dr. Trieu is published widely in oncology, cardiovascular, and drug development.

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

Chulho Park, Ph.D. has served as the Chief Technology Officer (“CTO”) of Oncotelic Inc. since its formation in 2015 and as CTO of the Company since the merger with Oncotelic Inc. Prior to that was the Chief Executive Officer and Founder of MabPrex from 2010 to 2018, where he led the pharmaceutical development of therapeutic antibodies as well as small molecule drugs. Dr. Park served as President of Pharmaceutical Development at IgDraSol, Inc. from January 2013 through its sale to Sorrento Therapeutics, Inc. in September 2013. Dr. Park led the CMC development at IgDraSol bringing manufacturing of the drug product to FDA’s manufacturing standard. Previously, Dr. Park has held several senior management positions with Eli Lilly & Company, Applied Molecular Evolution, and aTyr Pharma Inc.

Saran Saund has served as the Chief Business Officer of the Company since November 2019. Prior to that, he was the Chief Executive Officer and Founder of PointR Data Inc. from 2016 to 2019 where the revenue generating startup developed an innovative AI for cashier-less automated retail stores. From 2013 to 2016 Saran Saund served as managing partner of Astralync LLC that specialized in open source AI frameworks and developed an industry consortium. Previously, Saran Saund held positions as General Manager, founder and CEO at various companies, including Cambridge Silicon Radio (acquired by Qualcomm), Marvell Semiconductors Inc., and PicoMobile Inc (acquired by Marvell). Mr. Saund received his MSc. Tech in Computer Science from BITS Pilani (India) and MS Computer Science from Penn State University.

Anthony E. Maida III, Ph.D., M.A., M.B.A. was appointed to the Board in May 2020. Dr, Maida was also appointed as a consultant Chief Medical Officer of the Company in April 2020. Dr. Maida has been involved in the clinical development of immunotherapy for over 27 years in various executive management positions. Since June 2010, Dr. Maida has served as Senior Vice President, Clinical Research for Northwest Biotherapeutics, Inc., a cancer vaccine company focused on therapy for patients with glioblastoma multiforme and prostate cancer. From June 2009 through June 2010, Dr. Maida served as Vice President of Clinical Research and General Manager, Oncology, Worldwide for PharmaNet, Inc., a clinical research organization. From 1997 through 2010, Dr. Maida served as Chairman, Founder and Director of BioConsul Drug Development Corporation and Principal of Anthony Maida Consulting International, advising pharmaceutical and investment firms, in the clinical development of therapeutic products and product/company acquisitions. From 1992 to September of 1999, Dr. Maida was President and Chief Executive Officer of Jenner Biotherapies, Inc., an immunotherapy company. Dr. Maida is currently a member of the board of directors and audit chair of Spectrum Pharmaceuticals, Inc. and Vitality Biopharma, Inc. (OTCQB: VBIO) and was formerly a member of the board of directors and audit chair of OncoSec Medical Inc. (OTCQB: ONCS). Dr. Maida holds a B.A. in Biology and History, an M.B.A., an M.A. in Toxicology and a Ph.D. in Immunology. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer and the American Chemical Society.

The Board believes that Dr. Maida is qualified to serve on the Board and as the Chief Medical Officer due to his extensive experience as an executive at various biotechnology and biopharmaceutical companies as well as his service on private and public company boards.

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

Steven W. King was appointed to the Board on May 11, 2020. He previously served as the CEO of Peregrine Pharmaceuticals, Inc. and its wholly owned biomanufacturing subsidiary Avid Bioservices, Inc., during which time the company advanced its lead compound through Phase 3 development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine, including Director of Research and Development from 1997 to 2000; Vice President Technology and Product Development from 2000 to 2002; Chief Operating Officer from 2002 to 2003; and Chief Executive Officer from 2003 to 2017. Mr. King served on the board of directors of Peregrine from 2003 until 2017. Mr. King previously worked at the University of Texas Southwestern Medical Center and is co-inventor on over 40 U.S. and foreign patents and patent applications in the vascular targeting agent field. Mr. King received his Bachelor’s and Master’s degrees from Texas Tech University in Cell and Molecular Biology.

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

Audit Committee

As of December 31, 2020, the members of the Audit Committee consist of Mr. Diamond who serves as Committee Chair and Dr. Maida. The Board has determined that Mr. Diamond is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

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

Compensation Committee

As of December 31, 2020, the members of the Compensation Committee consist of Dr. Maida who serves as Committee Chair and Mr. King.

The Compensation Committee’s responsibilities include making recommendations to the Board regarding the compensation philosophy and compensation guidelines for our executives, the role and performance of our executive officers, and appropriate compensation levels for our CEO, which are determined without the CEO present, and other executives based on a comparative review of compensation practices of similarly situated businesses. The Compensation Committee also makes recommendations to the Board regarding the design and implementation of our compensation plans and the establishment of criteria and the approval of performance results relative to our incentive plans. Our Compensation Committee also administers our 2005 Stock Plan, our 2015 Equity Incentive Plan and our 2017 Equity Incentive Plan. Each member of the Compensation Committee qualifies as independent under the definition promulgated by The NASDAQ Stock Market and qualifies as a “Non-Employee Director” within the meaning of Rule 16b-3 under the Exchange Act.

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

Nominating and Governance Committee

As of December 31, 2020, the members of the Compensation Committee consist of Mr. King who serves as Committee Chair and Dr. Maida.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met six times and our Audit Committee met four times during the fiscal year ended December 31, 2020. The Compensation Committee and the Nominating and Governance Committee did not meet in 2020. Each of our directors serving during fiscal 2020 attended all the meetings of the Board and the committees of the Board upon which such director served that were held during the term of his service.

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

Compensation Committee Interlocks and Insider Participation

Prior to the merger of the Company with Oncotelic Inc., none of the members of our Compensation Committee had been employed by us in the last completed fiscal year. In addition, none of our executive officers, except Dr. Trieu, served as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has an executive officer who serves on our Board or Compensation Committee during 2019. After the merger of the Company with Oncotelic Inc., our Chief Executive Officer, Dr. Trieu is a control person of Autotelic, Inc.

Also, Mr. Steven King, was the CEO of Edgepoint Inc., an AI company that is a non-controlling interest subsidiary of the Company. Dr. Maida is currently consulting as the Chief Medical Officer with the Company in regards to its planned trials for OT-101 for COVID-19.

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

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2020 and 2019 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary(1)		Bonus	Stock Awards(2)		All Other Compensation		Total
Vuong Trieu, Ph. D. President and Chief Executive Officer	2020	168,739		—	—		47,300	(3)	216,039
	2019	114,691		—	92,782		—		206,473

Fatih Uckun, Ph. D. M.D. Former Chief Medical Officer (resigned January 2020)	2019	135,362		—	82,474		—		217,838

Anthony Maida, Ph. D., M.D. MBA
Chief Medical Officer (May 2020)	2020	—		—	—		120,000	(4)	120,000
	2019	—		—	—		—		—

Chulho Park, Ph. D. Chief Technology Officer	2020	124,493		—	—		28,000	(3)	152,493
	2019	89,437		—	72,164		—		161,601

Saran Saund Chief Business Officer	2020	217,542		—	—		10,000	(3)	227,542
	2019	38,333		—	—		—		38,333

Amit Shah Chief Financial Officer	2020	180,869	(3)	—	—		46,600	(3)	227,469
	2019	35,102		—	126,454	(5)	31,400	(5)	192,866

(1) Includes cost of healthcare benefits paid by the Company.

(2) The fair values for all stock awards in this table represent the estimated award value at the time of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year 2019. No grants were made for the 2020 fiscal year.:

Weighted-Average Assumptions	2019
Risk-free interest rate	1.7%
Expected life (years)	6.0
Expected volatility	103.7%
Dividend yield	0.0%

The values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. The Black-Scholes valuation for the options and stock awards for Messrs. Trieu, Uckun, Park and Shah were estimated assuming that the options would have been granted on the date of the employment agreements with each of the Officers. Such options and stock awards have not yet been granted to Messrs. Trieu, Park, Shah, Saund or Maida as of the date of this filing, and neither were they granted to Dr. Uckun. However, the stock option grants in the table vest over one to six years, and the values shown do not take into account subsequent increases or decreases in actual value to the recipient. See the Narrative Disclosure below for information regarding the number of shares granted to each of the named executive officers. See Note 6 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020 for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

(3) Represents other compensations paid to Messrs. Trieu, Park, Shah and Saund in lieu of salary and services rendered to the Company and its subsidiaries. Also includes $33,436 paid to Mr. Shah for his services to Edgepoint during the year ended December 31, 2020.

(4) Represents compensation paid to Dr. Maida in lieu of services rendered to the Company. Dr. Maida is paid $15,000 per month.

(5) Represents fees paid and payable to Mr. Shah, in cash and stock-based compensation, from June 2019 to end of July 2019 when Mr. Shah performed services as the Chief Financial Officer of Oncotelic Inc. and then the Company in a consulting capacity. Mr. Shah was formally appointed as an employee and appointed as in-house CFO effective August 2019.

Narrative Disclosure to Summary Compensation Table

Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah

Commencing April 2019, Drs. Trieu, Uckun and Park were appointed as Executive Officers and commenced earning compensation based on the table below. Mr. Shah was appointed as a consulting CFO in July 2019 and became an Executive Officer and employee in August 2019. Subsequently, in August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers. The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by the Board or the Compensation Committee from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee. Mr. Saund was appointed as an Executive Officer in November 2019 after the PointR merger. Dr. Maida was appointed as our consultant Chief Medical Officer in May 2020 and does not have an Employment Agreement. Each of the executive officers entered into the Company’s standard form of indemnification agreement.

The initial base salaries and discretionary cash bonus amounts have been set for the executives as follows:

Executive	Title	Initial Base Salary	Discretionary Bonus (% of Base)
Vuong Trieu	Chief Executive Officer	$450,000	50%
Chulho Park	Chief Technology Officer	$350,000	40%
Amit Shah	Chief Financial Officer	$320,000	40%
Saran Saund	Chief Business Officer	$230,000	40%
Anthony Maida	Chief Medical Officer	$180,000	NA

Each of the Employment Agreements provides that the executive will receive only a portion of the base salary until the completion of a “Financing Event”, which is: (a) the closing of an equity or debt financing with gross proceeds equal to or greater than $4,000,000; (b) the execution of a licensing or collaboration agreement with an up-front payment equal to or greater than $4,000,000; or (c) any combination of (a) and (b) whereby the gross proceeds are equal to or greater than $4,000,000. Messrs. Trieu and Park will be paid 50% of their base salary, and Mr. Shah shall receive 60% of his base salary until the completion of a Financing Event. Under the Employment Agreements, the base salary for each executive increases to 100% effective on the closing of the Financing Event and going forward thereafter.

Dr. Uckun resigned from the position of Chief Medical Officer effective January 2020.

The Employment Agreements provide for equity awards to each executive under the terms of the 2015 Plan. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Company’s common stock, par value $0.01 per share. The Company will compensate Messrs. Trieu, Uckun, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock will vest fully on the one-year anniversary of employment. The Employment Agreements also provide for grants of incentive stock options to purchase shares of the Company’s common stock under the Stock Plan. Such options were granted at an exercise price of $0.21 equal to the Fair Market Value (as defined in the Stock Plan) on the date of grant, and shall vest and become exercisable after one year of employment. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the Stock Plan.

The initial restricted stock grants and stock option grants have been set for the executives as follows:

Executive	Title	Restricted Stock (Shares)	Stock Options (Shares)
Vuong Trieu	Chief Executive Officer	209,302	313,953
Chulho Park	Chief Technology Officer	162,791	244,186
Amit Shah	Chief Financial Officer	148,837	223,256
Saran Saund	Chief Business Officer	77,520	116,279
Anthony Maida	Consulting Chief Medical Officer		400,000

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

Dr. William D. Schwieterman. In April 2019 Dr. Schwieterman and the Company entered into a Separation and Release Agreement (the “Schwieterman Agreement”), providing, among other things, that Dr. Schwieterman will receive, in lieu of any other severance payments otherwise due and payable to Dr. Schwieterman, which currently aggregate $410,000 upon a change in control of the Company, (i) a payment of $205,000 in cash, upon the closing of a financing in which at least $10 million in gross proceeds is received by the Company subsequent to the closing of the Merger, and (ii) an additional payment of $205,000 in cash, upon the closing of a financing in which at least an additional $10 million in gross proceeds is received by the Company. No severance was paid to him during the fiscal year ended December 31, 2020. For more information on Dr

Matthew M. Loar. In July 2019, Mr. Loar and the Company entered into a Separation and Release Agreement (the “Loar Separation Agreement”), providing, among other things, that Mr. Loar will receive, in lieu of any other severance payments, a payment of $16,250 for each $1 million in gross proceeds received by the Company in future financings up to a maximum of $325,000. In addition, the Company agreed to extend the term and exercise period of all outstanding vested options held by Mr. Loar for a period of 24 months from the date of the Loar Separation Agreement. Mr. Loar invoiced the Company $81,250 for severance costs and was paid $30,000 of that as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2018 to each of the executive officers named in the Summary Compensation Table. There were no grants of unvested stock awards outstanding as of December 31, 2020 or 2019. Exercise prices shown are rounded to the nearest whole cent. No options or restricted shares were granted during the year ended December 31, 2019 even though the Board had approved such grants to Messrs. Trieu, Uckun, Park and Shah. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Park and Shah.

		Option Awards
Name	Type	Number of Securities Underlying Unexercised Options/RSUs Exercisable	Number of Securities Underlying Unexercised Options/RSUs Unexercisable	Option Exercise Price	Option Expiration Date
William D. Schwieterman, M.D.		5,280	—	2.60	7/02/2020
Former President and Chief Executive Officer	ISO	300,000	—	1.43	5/28/2025
	ISO	75,000	—	1.43	5/28/2025
	ISO	500,000	—	0.73	3/21/2026
	ISO	550,000	—	0.38	1/12/2027
	ISO	1,000,000	—	0.22	6/20/2028
Matthew M. Loar	ISO	150,000	—	$1.37	7/20/2025
Former Chief Financial Officer	ISO	262,500	—	0.73	3/21/2026
	ISO	350,000	—	0.38	1/12/2027
	ISO	750,000	—	0.22	6/20/2028
Vuong Trieu, Ph. D. (1)	RSU	209,302	—	$0.22	8/13/2029
Chief Executive Officer & President	ISO	313,952	—	0.22	8/13/2029
Chulho Park, Ph.D.(1)	RSU	162,792	—	$0.22	8/13/2029
Chief Technology Officer	ISO	244,186	—	0.22	8/13/2029
Saran Saund (1)	RSU	38,760	38,760	$0.22	8/13/2029
Chief Business Officer	ISO	58,139	58,138	0.22	8/13/2029
Anthony Maida (1)	NQSO	200,000	200,000	$
Chief Financial Officer
Amit Shah (1) (2)	RSU	248,838	—	$0.22	8/13/2029
Chief Financial Officer	ISO	498,256	—	0.22	8/13/2029

(1)	The NQSOs, RSUs and ISOs have been approved by the board but not yet granted. The stock compensation thereon will be calculated and expensed when granted.

(2)	Includes 100,000 shares of restricted stock grants and 275,000 incentive stock options for his services as a consultant CFO from July to August 2019 and which are fully earned as of the date of this document.

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

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Dr. Park and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Drs. Trieu and Park; and Mr. Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2020, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.17 per share.

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

Vuong N. Trieu, Ph. D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$450,000	$—	$450,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs	523,255	—	523,255	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	261,628	—	261,628	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 18 months	N/A	Up to 18 months	N/A	N/A
	$50,490	$—	$50,490	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Chulho Park, Ph. D.

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$350,000	$—	$350,000	$—	$—
Annual Bonus (40% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs	406,977	—	406,977	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares	203,488	—	203,488	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$27,540	$—	$27,540	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Saran Saund

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$230,000	$—	$230,000	$—	$—
Annual Bonus (30% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs (1)	193,799	—	193,799	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares (1)	96,900	—	96,900	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 9 months	N/A	Up to 9 months	N/A	N/A
	$19,383	$—	$19,383	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Amit Shah

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs (1)	747,093	—	747,093	—	—
Value upon Termination	$—	$—	$—	$—	$—
Vested Stock Received:
Number of Shares (1)	561,047	—	561,047	—	—
Value upon Termination	$—	$—	$—	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$25,884	$—	$25,884	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

(1)	Includes 100,000 shares of restricted stock grants and 275,000 incentive stock options for his services as a consultant CFO from July to August 2019 and which are fully earned as of the date of this document.

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

Each of Drs. Trieu, Park, Saund and Mr. Shah will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause,” as defined in the employment agreements, means:

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

Director Compensation

For the year ended December 31, 2019, none of the non-employee directors were paid any cash compensation or received any stock-based compensation

	Fees Earned or Paid in
	Cash(1)	Option Awards(2)	Total
David Diamond	$34,125	$40,000	$74,125

The Company paid Mr. Diamond for his services to the Board and Committees.

For the year ended December 31, 2020, we granted 200,000 options to Mr. Diamond. Such options have not been issued as of the date of this filing. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See Note 6 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 13, 2021, regarding the beneficial ownership of our common stock by:

●	each of our directors and our director nominees;
●	each of our executive officers;
●	our directors and executive officers as a group; and
●	each person known to us to beneficially own more than 5% of our common stock.

The address for each beneficial owner listed is c/o Oncotelic Therapeutics, Inc. 29397 Agoura Road, Suite 107, Agoura Hills, California, 91301. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder, subject to community property laws where applicable.

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

We have computed the percentage of shares beneficially owned on the basis of 369,466,941 shares of our Common Stock outstanding as of March 19, 2021, which reflects the assumed conversion of all of our outstanding shares of Preferred Stock into an aggregate of 278,187,827 shares of Common Stock. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	118,093,144	(1)	32.0%
David Diamond	-	(2)	* %
Steven W. King	3,988,424	(3)	1.1%
Anthony E. Maida III	1,137,314	(4)	* %
Amit Shah	171,111	(5)	* %
Chulho Park	16,269,003	(6)	4.4%
Saran Saund	16,354,961	(7)	4.4%
All officers and directors as a group (7 persons)	156,013,958	(8)	42.2%

Beneficial owners of more than 5%
Vuong Trieu	118,093,144	(1)	32.0%
Balaji Bhakta	41,630,811	(9)	11.4%
Larn Hwang	23,968,209	(10)	6.5%

* < 1%

(1)	Includes: (a) 90,268,013 shares owned directly by the reporting person, including 74,455,705 shares which are issuable upon conversion of Preferred Stock, 3,352,773 shares of common shares issuable upon conversion of debt and 250,000 shares of common shares issuable upon exercise of warrants; (b) 16,780,384 shares registered in the name of Autotelic, Inc., including 13,849,161 shares issuable upon conversion of Preferred Stock, and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse, including 5,672,025 shares issuable upon conversion of Preferred Stock but does not include the restricted stock grants and incentive stock options granted but not yet issued and shown above under “Narrative Disclosure to Summary Compensation Table – under Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah”. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of Common Stock and Preferred Stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his pecuniary interest therein.

(2)	Does not include any stock options granted but not yet issued as of the date of this report.

(3)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 696,704 shares of Common Stock and (ii) 3,291,720 shares of Common Stock underlying 3,291.720 shares of Preferred Stock.

(4)	Consists of (i) 198,668 shares of Common Stock and (ii) 938,646 shares of Common Stock underlying 938.646 shares of Preferred Stock.

(5)	Consists of (i) 60,000 shares of Common Stock, and (ii) 111,111 shares issuable upon conversion of debt but does not include the restricted stock grants and incentive stock options granted but not yet issued and shown above under “Narrative Disclosure to Summary Compensation Table – under Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah”

(6)	Consists of (i) 2,833,992 shares of Common Stock, (ii) 13,285,011 shares of Common Stock issuable upon conversion of Preferred Stock (iii) 150,000 shares issuable upon conversion of debt, but does not include the restricted stock grants and incentive stock options granted but not yet issued and shown above under “Narrative Disclosure to Summary Compensation Table – under Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah”

(7)	Consists of 16,354,961 shares of Common Stock issuable upon conversion of Preferred Stock.

(8)	Consists of (i) 23,733,399 shares of Common Stock, (ii) 127,847,229 shares of Common Stock issuable upon conversion of Preferred Stock (iii) 3,613,884 shares of Common Stock issuable upon conversion of debt, and (iii) 250,000 shares issuable upon exercise of warrants, but does not include the restricted stock grants and incentive stock options granted but not yet issued and shown above under “Narrative Disclosure to Summary Compensation Table – under Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah”

(9)	Consists of (i) 41,630,811 shares of Common Stock issuable upon conversion of Preferred Stock, (ii) 694,445 shares of common stock issuable upon conversion of debt and (iii) 250,000 shares of common stock upon conversion of debt.

(10)	Consists of (i) 2,833,992 shares of Common Stock, (ii) 19,350,408 shares of Common Stock issuable upon conversion of Preferred Stock (iii) 522,222 shares issuable upon conversion of debt

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020.

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

In August 2020, the shareholders of the Company approved the expansion of the number of securities to be issued upon exercise of outstanding options, warrants, restricted stock units and warrants by 20 million. The formal amendment to the 2015 Plan is yet to be completed.

Brief Description of equity compensation plan not approved by security holders

In January 2017, the Board of Directors adopted and approved the 2017 Plan. The 2017 Plan allows the Company, under the direction of the Compensation Committee, to make grants of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees, consultants and directors. The purpose of these awards is to attract and retain key individuals, further align employee and stockholder interests, and provide additional incentive for them to promote our success. The 2017 Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock. Any stock options granted under the 2017 Plan must be non-qualified stock options, which are not intended to meet the requirements of Section 422 of the Internal Revenue code. Options generally vest over a period of time, may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves in advance all related person transactions.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that each of the directors, except for Dr. Trieu, Dr. Maida and Mr. King, qualify as “independent directors” as defined under the rules of The Nasdaq Stock Market and OTC Market Rules for U.S. Companies.

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic Inc. entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $629,617 and $1,329,221 for the years ended December 31, 2020 and 2019, respectively.

In January 2019, Oncotelic Inc. issued a total of 80,772 shares of its common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Notes Payable and Short-Term Loans

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the JH Darbie Financing for a gross total of $250,000.

Mr. Park and Mr. Shah also offset certain amounts due to them in the amount of $27,000 and $20,000 and was converted into the Fall 2019 debt. In addition, Mr. Shah provided a short-term loan of $25,000 to the Company, which was repaid after December 31, 2020.

Artius Consulting Agreement

On March 9, 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. Steven King, our Board and Committee member, is the Managing Member, entered into an amendment to that certain Consulting Agreement dated December 1, 2018 (the “Artius Agreement”), under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Artius Agreement Effective Date”). In connection with the Artius Agreement, Mr. King also agreed to assist the Company with strategic advisory services with respect to transactional and operational contracts, budgetary input, among other matters in connection with the development EdgePoint AI’s Artificial Intelligence and Blockchain Driven Vision Systems, for which Mr. King served as Chief Executive Officer.

Under the terms of the Artius Agreement, the Company agreed to grant to Artius, subject to approval by the Company’s Board of Directors and pursuant to the Company’s 2015 or 2017 Equity Incentive Plan, 148,837 restricted shares of the Company’s Common Stock, in addition to a 30% pre-financing ownership stake in EdgePoint AI. The Artius Agreement contemplates that Mr. King will generally provide his services at a rate of $237 per hour, not to exceed 44 hours per month and payable monthly, and to reimburse Mr. King for reasonable and necessary expenses incurred by him or Artius in connection with providing services to the Company.

Either the Company or Artius may terminate the Artius Agreement at any time, for any reason following the Artius Agreement Effective Date. The Artius Agreement will automatically renew one year from the Artius Agreement Effective Date, unless the Parties agree to terminate the Artius Agreement at that time.

The Company recorded $106,712 as expense during the year ended December 31, 2020 related to this Agreement. No similar expense was recorded in 2019.

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

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares or stock options of the Company’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

Dr. Maida was appointed the Chief Clinical Director for the Company effective July 7, 2020. As of the date of this Quarterly Report, Dr. Maida continues to provide his services under the consulting agreement.

The Company recorded $135,000 as expense under the consulting agreement during the year ended December 31, 2020. No similar expense was recorded during the same periods in 2019.

Other compensation

The Company paid $47,300, $28,000, $46.600 and $10,000 other compensations paid to Messrs. Trieu, Park, Shah and Saund in lieu of salary and services rendered to the Company and its subsidiaries. The Company also paid $33,436 Mr. Shah for his services to Edgepoint during the year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Baker Tilly LLP (formerly Squar Milner LLP which merged into Baker Tilly in November 2020) for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019, respectively, and fees billed for other services rendered during those periods.

	2020	2019
Audit fees (1)	$120,000	$90,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$120,000	$90,000

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

For 2019, we paid Squar Milner $20,000 in connection with the reviews for the six months ended June 30, 2019 and nine months ended September 30, 2019. In addition, we paid Squar Milner $50,000 for the audit for the Company for 2019 and $20,000 related to consents.

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

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation dated September 24, 2020.				x

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10-Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

23.1	Consent of the Independent Registered Accounting Firm				x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2020 and December 31, 2019				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of the	April 15, 2021
Vuong Trieu, Ph. D.	Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial	April 15, 2021
Amit Shah	and accounting officer)

/s/ DAVID DIAMOND	Director	April 15, 2021
David Diamond

/s/ STEVEN KING	Director	April 15, 2021
Steven King

/s/ ANTHONY MAIDA	Director	April 15, 2021
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc. (Formerly Mateon Theapeutics, Inc.)

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Oncotelic Therapeutics, Inc. (formerly Mateon Therapeutics, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncotelic Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the financial statements that was communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Debt Accounting

Critical Audit Matter Description

As described in Note 7 to the financial statements, the Company entered into a private placement agreement with investors whereby the Company issued and sold 63 units for total gross proceeds of approximately $3.15 million. Each unit consisted of a convertible promissory note, shares in a subsidiary, and warrants to purchase the subsidiary’s common stock.

We identified the accounting for the issuance of the units and convertible debt as a critical audit matter. Accounting for the issuance of units and convertible debt was complex due to the evaluation of the terms of the unit agreements as well as the inherent estimation uncertainty in the Company’s valuation of the beneficial conversion feature, note agreements and warrants. The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process to account for the issuance of units and convertible notes
●	Reviewing unit, convertible debt, and warrant agreements
●	Reviewing management’s memorandum and assessing the appropriateness of accounting treatment
●	Testing the completeness and accuracy of the underlying data used in the calculation to determine the value of the warrants and beneficial conversion feature
●	Evaluating the underlying assumptions used in the fair value model

/s/ BAKER TILLY US, LLP
We have served as the Company’s auditor since 2019.
Los Angeles, California
April 15, 2021

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$474,019	$81,964
Restricted cash	20,000	-
Accounts receivable	19,748	149,748
Prepaid & other current assets	101,869	41,288

Total current assets	615,636	273,000

Development equipment, net of depreciation of $101,810 and $64,404	10,148	47,554
Intangibles, net of accumulated amortization of $136,974 and $85,608	873,206	924,572
In process R&D, net of accumulated amortization of $275,440 and $0	1,101,760	1,377,200
Goodwill	21,062,455	21,062,455
Total assets	$23,663,205	$23,684,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,735,805	$2,054,983
Accounts payable to related party	391,631	601,682
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	777,024	540,517
Convertible debt for clinical trial	2,000,000	-
Convertible debt, net of costs	1,091,612	944,450
Convertible debt, related party, net of costs	297,989	16,474
Private placement convertible debt, net of costs	943,586	-
Private placement convertible debt, related party, net of costs	67,992	-
Payroll Protection Plan loan	251,733	-

Total current liabilities	11,182,372	6,783,106

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 278,188 and 278,188 shares issued and outstanding	2,782	2,782
Common stock, $.01 par value; 150,000,000 shares authorized; 90,601,912 and 84,069,967 issued and outstanding, respectively	906,019	840,700
Additional paid-in capital	32,493,086	28,185,599
Accumulated deficit	(21,630,008)	(12,127,406)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	11,771,879	16,901,675
Non-controlling interests	708,954	-
Total stockholders’ equity	12,480,833	16,901,675

Total liabilities and stockholders’ equity	$23,663,205	$23,684,781

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31,
	2020	2019

Service Revenue	$1,740,855	$-

Operating expenses:
Research and development	4,302,447	1,372,151
General and administrative	5,023,142	2,938,726
Total operating expenses	9,325,589	4,310,877

Loss from operations	(7,584,734)	(4,310,877)
Other expense:
Interest expense, net	(1,998,321)	(749,479)
Change in fair value of derivative on debt	(45,051)	191,643
Long term investment written off	-	(1,769,300)
Loss on debt conversion	(343,700)	-
Total other expense	(2,387,072)	(2,327,136)
Net Loss	(9,971,806)	(6,638,013)
Net loss attributable to non-controlling interests	469,204	-
Net loss attributable to Oncotelic Therapeutics, Inc	(9,502,602)	(6,638,013)

Basic & diluted net loss per share attributable to common stock	$(0.11)	$(0.11)
Basic & diluted weighted average common stock outstanding	88,099,787	59,958,406

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2020

					Additional		Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	-	$16,901,675
Stock-based compensation	-	-	-	-	2,147,591	-	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	6,531,945	65,319	1,008,247	-	-	1,073,566
Beneficial Conversion Feature on convertible debt	-	-	-	-	724,278	-	-	724,278
Warrants issued in connection with private placement	-	-	-	-	427,371	-	-	427,371
Non-controlling interest of Edgepoint	-	-	-	-	-	-	1,178,158	1,178,158
Net loss	-	-	-	-	-	(9,502,602)	(469,204)	(9,971,806)
Balance as of December 31, 2020	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	-	$-	6,843,802	$68,438	$7,886,598	$(5,490,277)	$2,464,759
Common shares issued for cash	-	-	20,750	208	82,792	-	83,000
Common shares issued for services	-	-	91,844	918	417,218	-	418,136
Stock-based compensation	-	-	-	-	340,674	-	340,674
Common shares issued for settlement of accounts payable to related party	-	-	80,772	808	237,282	-	238,090
Recapitalization under reverse merger	193,713	1,937	75,232,799	752,328	2,972,606	884	3,727,755
Beneficial Conversion Feature on convertible debt and restricted common shares	-	-	1,050,000	10,500	895,862	-	906,362
Common shares issued in conversion of warrants	-	-	150,000	1,500	(1,380)	-	120
Acquisition of PointR	84,475	845	-	-	15,239,947		15,240,792
Derivative on debt						-
Common shares issued to investors			600,000	6,000	114,000		120,000
Net loss	-	-	-	-	-	(6,638,013)	(6,638,013)
Balance as of December 31, 2019	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$16,901,674

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,971,806)	$(6,638,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest paid in kind	54,744	-
Research & development expenses paid by debt	2,000,000	-
Amortization of debt discount and deferred finance costs	1,320,617	745,973
Loss on debt conversion	343,700
Amortization of intangible assets	326,806	51,419
Stock-based compensation	2,147,591	340,674
Depreciation on development equipment	37,406	9,238
Common shares issued to investors	-	120,000
Issuance of common stock in lieu of cash for services	-	418,136
Change in fair value of derivative	45,051	(191,643)
Write off of long term investment		1,769,300
Loss on debt conversion	343,700	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69,419	(78,559)
Accounts payable and accrued expenses	680,822	616,043
Accounts payable to related party	(210,051)	556,742
Net cash used in operating activities	(2,812,001)	(2,280,690)

Cash flows from investing activities:

Cash acquired in mergers	-	189,286
Net cash provided by investing activities	-	189,286

Cash flows from financing activities:
Proceeds from private placement, net of costs	2,929,056	-
Proceeds from Payroll Protection Plan	250,000	-
Proceeds from short term loan, related party, net of repayments	20,000	-
Proceeds from short term loan, other	75,000	-
Repaid to note holder	(50,000)
Proceeds from convertible notes payable	-	1,884,000
Proceeds from convertible notes payable, related party	-	203,870
Proceeds from sales of common stock, net of costs	-	83,000
Net cash provided by financing activities	3,224,056	2,170,870

Net increase in cash and restricted cash	412,055	79,466

Cash - beginning of period	81,964	2,498

Cash and restricted cash - end of period	$494,019	$81,964

Supplemental cash flow information:
Cash paid for:
Interest paid	$52,066	$-
Income taxes paid	$800	$-
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$1,073,566	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$724,278	$684,140
Acquisition of PointR	$-	$15,240,792
Recapitalization under reverse merger	$-	$3,727,752
Issuance of common stock for settlement of accounts payable to related party	$-	$238,090
Issuance of preferred stock for settlement of debt	$-	$200,000

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

In April 2019, Oncotelic entered into an Agreement and Plan of Merger with Oncotelic Inc. (the “Merger Agreement”), a clinical-stage biopharmaceutical company developing investigational drugs for the treatment of orphan oncology indications and Oncotelic’s wholly owned subsidiary Oncotelic Acquisition Corporation (the “Merger Sub”). Upon the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger Sub was merged with and into Oncotelic (the “Merger”), with Oncotelic Inc. surviving the Merger as a wholly owned subsidiary of Oncotelic. Also, in April 2019, Oncotelic completed the Merger and Oncotelic Inc. became a wholly owned subsidiary of Oncotelic. The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic Inc. is considered the acquirer for accounting purposes, and Oncotelic Inc.’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings with the Securities and Exchange Commission (“SEC”).

In August 2019, the Company entered into an Agreement and Plan of Merger (the “PointR Merger Agreement”) with PointR. PointR survived the merger as a wholly-owned subsidiary of the Company (the “PointR Merger”). The PointR Merger was intended to create a publicly-traded artificial intelligence (“AI”) driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma. In November 2019, the Company entered into Amendment No. 1 (the “Amendment”) to the PointR Merger Agreement with PointR. The Amendment revised certain terms of the PointR Merger Agreement to provide that holders of PointR Common Stock would receive shares of the Company’s Series A Preferred Stock in lieu of shares of the Company’s Common Stock in connection with the PointR Merger, as originally contemplated by the PointR Merger Agreement. The Amendment also revised the terms of the milestones for earn-out payment. Also in November 2019, pursuant to the terms of the PointR Merger Agreement, the Company completed the PointR Merger.

In February 2020, the Company formed a subsidiary, Edgepoint. Edgepoint is a start-up company that plans to develop technologies and IP related to various unmet issues within the pharma and medical device industries. The Company may spin off Edgepoint into a separate public company.

The Company is a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. Oncotelic Inc.’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, the Company plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve.

The Company is developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services for the development of OT-101. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19.

In addition, the Company was paid $0.5 million for the completion of a successful in-vivo study of OT-101 in combination with Interluken 2 from Autotelic BIO Co., LTD. (“ATB”), an unaffiliated South Korean Company with whom Oncotelic had entered into an agreement in 2018.

In addition, the Company is developing artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. This is a global study with India to contribute at least 120 patients to the total aggregate of 3000 patients. ARTI-19 in India was conducted by Windlas Biotech Private Limited, business partner in India, as part of the Company’s global effort at deploying ArtiShieldTM across India, Africa, and Latin America.

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

The Stockholders approved the Name Change, the Plan Amendment, the Capital Increase, and the Amended and Restated Certificate. In November 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” Further, in February 2021, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares. For more details, please see Footnote 13 Subsequent Events.

A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting approval to change its name and ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”. Further the Company will convert all or most of the preferred stock outstanding to common stock upon FINRA approving the name change and the ticker symbol change in accordance with the terms of the Merger and PointR Merger,

Entry into MOU and Agreement with Windlas

In August 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas Biotech Private Limited (“Windlas”) for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. In September 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial was cleared by India regulatory authorities for initiation, and registered under CTRI, and three sites had been selected. The trial was fully enrolled in December 2020.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oncotelic, PointR and Edgepoint for which there are non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $22.1 million since inception of Oncotelic Inc. as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings. The Company also has a negative working capital of $10.6 million at December 31, 2020, of which approximately $1.3 million is attributable to assumed negative working capital of the Company and $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2020 of $2.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Between April 2019 and December 2019, the Company entered into various securities purchase agreements (each individually, a “SPA”, and collectively, the “SPAs”) and notes payable (each individual, a “Note”, and collectively, the “Notes”), including a SPA and two notes payable with the Company’s CEO. In total, the Company raised a gross total of $2 million through such SPAs and Notes. For more details on the SPAs and the Notes.

In July 2019, the Company entered into a convertible note purchase agreement with PointR. Such convertible note was converted into shares of the Company upon the completion of the PointR Merger.

Between July and December 2020, the Company raised gross proceeds of $3.15 million, through JH Darbie. The Company incurred $0.4 million of costs associated with the raise, of which $0.4 million was paid as direct placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which JH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. The issuance and sale of the 63 Units between July and December 2020 represented the first five tranches of the JH Darbie Financing. JH Darbie also earned 6.3 Units worth of warrants as their fees. For more information on the financing.

During the year ended December 31, 2020, the Company recorded a total of approximately $1.7 million in service revenues from GMP and ATB. There are no assurances that the Company would be able to generate revenues for services and/or outlicensing fees in the near future.

During the year ended December 31, the Company’s CEO provided short term funding of $70,000 to the Company. The Company repaid $50,000 to the CEO before December 31, 2020.

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

Cash

As of December 31, 2020 and 2019, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

Investment in Equity Securities

Prior to the Merger, Oncotelic Inc. received Series E Preferred Shares of Adhera Therapeutics, Inc. (“Adhera”) in consideration for the issuance of Oncotelic Inc.’s Common Stock under various Securities Purchase Agreements. The Company records its investments in equity securities initially at cost in accordance with Accounting Standards Codification (“ASC”) 321, Investments –Equity Securities (“ASC 321”). The Company subsequently marks the investments to market at each reporting period and, in accordance with Accounting Standard Update (“ASU”) 2016-01, Financial Instruments – (Overall), records the unrealized gains or losses in the Consolidated Statement of Operations. During the year ended December 31, 2019, the Company evaluated the fair value of the investment based on filings by Adhera, in which Adhera describes their current financial condition including the potential to file for bankruptcy, the Company believed that the long term investment in Adhera was impaired and therefore, determined to write off the entire investment.

Debt issuance Costs and Debt discount

Issuance costs are specific incremental costs that are (1) paid to third parties and (2) directly attributable to the issuance of a debt or equity instrument. The issuance costs attributable to the initial sale of the instrument are offset against the associated proceeds in the determination of the instrument’s initial net carrying amount.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying balance sheets if related to the issuance of debt or presented as a reduction of additional paid in capital if related to the issuance of an equity instrument.

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

The Company did not have any Level 1 or Level 2 assets and liabilities stated at fair value at December 31, 2020 and 2019.

The derivative liabilities associated with its 2019 convertible note debt /financing (see Note 6), consisted of conversion feature derivatives at December 31, 2020 and 2019 hence are classified as Level 3 fair value measurements. The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2020 and 2019:

	December 31, 2020 Conversion Feature	December 31, 2019 Conversion Feature
Balance at beginning of the year ended	$540,517	$-
New derivative liability	870,268	732,160
Reclassification to additional paid in capital from conversion of debt to common stock	(678,812)	-
Change in fair value	45,051	(191,643)

Balance at the end of the year ended	$777,024	$540,517

At December 31, 2020 and 2019, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2020 and 2019:

	December 31, 2020 Key Assumptions for fair value of conversions	December 31, 2019 Key Assumptions for fair value of conversions
Risk free interest	0.12%
Market price of share	$0.22	$0.21-0.23
Life of instrument in years	1.31 – 1.60	2.51
Volatility	147.4- 151.8%	220.7-225.8%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2020 and 2019, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

	Year ended December 31,
	2020	2019

Convertible notes	20,237,084	10,000,000
Stock options	3,941,301	6,145,044
Warrants	18,702,500	19,515,787
Potentially dilutive securities	42,880,885	35,660,831

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, in the statements of operations.

For stock options issued, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2020 and 2019, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2020 and 2019, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the years ended December 31, 2020 and 2019, there were no impairment losses recognized for Goodwill.

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

Research Service Agreement between GMP and Oncotelic /Oncotelic Inc. (“Oncotelic Entities”).

In February 2020, Oncotelic Inc. and GMP entered into a research and services agreement (the “Agreement”) memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, the Company reported the positive anti-viral activity results of OT-101 (the “Product”) in an in vitro antiviral testing performed by an independent laboratory to GMP, at which time, the Oncotelic Entities and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of the Product within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID field on a global basis, and an economic interest in the use of the Product in the COVID field including 50/50 profit sharing. GMP paid the Company fees of $0.3 million for the Agreement and $0.9 million for the Supplement, respectively. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred.

Agreement with Autotelic BIO (“ATB”)

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made after the successful completion of the in-vivo study and, as such, the Company recorded the revenue. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic Inc.’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. The Company recorded $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study during the year ended December 31, 2020.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 became effective on January 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted ASU 2015-14 during the year ended December 31, 2020 as till then, no revenue was earned by the Company.

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

NOTE 3 - ACQUISITIONS

2019 Merger Agreement with Oncotelic, Inc.

Effective April 22, 2019, the Company completed the Merger pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, Oncotelic, Inc. merged with and into Merger Sub. Oncotelic, Inc. was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of Oncotelic.

On the effectiveness of the Merger it is reflected that:

●	for all bookkeeping and accounting purposes, the closing of the Merger (the “Closing”) was to be deemed to have occurred at 10:00 am local time on April 22, 2019;
●	for the purposes of calculating the number of shares of the Company’s Common Stock, $0.01 par value per share, to be issued in exchange for common equity units of Oncotelic, Inc. in connection with the Merger, the conversion ratio was to be 3.97335267 for Common Stock and 0.01877292 of newly designated Series A Preferred;
●	41,419,934 shares of the Company’s Common Stock were issued and outstanding as of the date of the Merger;
●	Oncotelic Inc.’s outstanding 10,318,746 shares of Common Stock, consisting of 7,866,335 outstanding shares of Common Stock, 3,102,411 converted options and 150,000 converted warrants, that were exchanged for an aggregate of (a) 41,000,033 shares of the Company’s Common Stock and (b) 193,713 shares of the Company’s newly designated Series A Preferred, par value $0.01 per share each of which are initially convertible into 1,000 shares of Common Stock upon (i) optional conversion by the holder at any time, or (ii) mandatory conversion upon the availability of a sufficient number of authorized but unissued Common Stock. Included in the shares issued to the former stockholders of Oncotelic Inc. are approximately 2.1 million shares of Common Stock and approximately 10,000 shares of the Series A Preferred which are to be issued subject to the holders’ waiver of dissenter’s rights.
●	Holders of the Company’s Common Stock at the close of business on the date prior to the effectiveness of the Merger were issued a Contingent Value Right (“I”).

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

Immediately following the Merger, the Company had 82,419,967 shares of Common Stock issued and outstanding and 193,713 shares of Series A Preferred which when converted at a 1:1,000 ratio will result in an additional 193,712,995 shares of Common Stock. The pre-Merger stockholders of the Company retained an aggregate of 41,419,934 shares of Common Stock of the Company, representing approximately 15% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Oncotelic Inc. effectively acquiring control of the Company. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. As such, Oncotelic Inc. is considered the acquirer for financial accounting purposes, and the registrant’s historical financial statements of the Company before the Merger has been replaced with the historical financial statements of Oncotelic Inc. before the Merger in the financial statements and filings with the SEC.

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

b. The total purchase price of $3,727,755 represents the consideration transferred from the Company in the Merger and was calculated based on the number of shares of Common Stock outstanding at the date of the Merger.

2019 Merger with PointR

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

The purchase price of approximately $17.8 million, includes $15.2 million represents the consideration transferred from the Company at the time of the merger transaction and approximately $2.6 million of contingent consideration issuable upon PointR achieving certain milestones, which could increase upto a maximum of $15 million upon achievement of such milestones. The Company issued 84,475 shares of preferred stock of the Company, related to the $15 million of consideration and including $0.2 million of short term debt repaid by the Company inclusive of accrued interest thereon, and convertible at a rate of 1,000 shares of common stock per preferred stock, and was calculated based on the purchase prices divided by the price of the common stock of the Company and does not include the $2.6 million of contingent consideration.

The number of shares of common stock equivalents the Company issued to PointR stockholders, for purposes of this Annual Report on Form 10-K, is calculated pursuant to the terms of the Merger Agreement based on the Company’s common stock outstanding as of November 4, 2019, as follows:

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

b. The total purchase price of $17,831,427 represents the consideration transferred from the Company in the Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the Merger and includes $2,625,000 of contingent consideration of shares issuable to PointR shareholders upon achievement of certain milestones.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company completed the Merger with Oncotelic, which gave rise to Goodwill of $4,879,999. Further, the Company added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, since both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

Assignment and Assumption Agreement with Autotelic, Inc.

In April 2018, Oncotelic Inc. entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Autotelic Inc., an affiliate company, and Autotelic LLC, an affiliate company, pursuant to which Oncotelic acquired the rights to all intellectual property (“IP”) related to a patented product. As consideration for the Assignment Agreement, Oncotelic Inc. issued 204,798 shares of its Common Stock for a value of $819,191. The Assignment Agreement also provides that Oncotelic Inc. shall be responsible for all costs related to the IP, including development and maintenance, going forward.

Intangible Asset Summary

The following table summarizes the balances as of December 31, 2020 and 2019, respectively, of the intangible assets acquired, their useful life, and annual amortization:

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.00
Intangible asset – Capitalization of license cost	190,989	18.00
	1,010,180
Less Accumulated Amortization	(136,974)
Total	$873,206

	December 31, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.68
Intangible asset – Capitalization of license cost	190,989	18.68
	1,010,180
Less Accumulated Amortization	(85,608)
Total	$924,572

Amortization of identifiable intangible assets for the year ended December 31, 2020 and 2019 was $51,366 and $51,419, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,
2021	51,365
2022	51,365
2023	51,365
2024	51,365
2025	51,365
Thereafter	616,381
$873,206

In-Process Research & Development (“IPR&D”) Summary

The following table summarizes the balances as of December 31, 2020 and 2019 of the IPR&D assets acquired in the PointR acquisition during the year ended December 31, 2019. The Company evaluates, on an annual basis, for any impairment and records an impairment if identified.

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$1,377,200	4
	1,377,200
Less Accumulated Amortization	(275,440)
Total	$1,101,760

	December 31, 2019	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$1,377,200	5
	1,377,200
Less Accumulated Amortization	-
Total	$1,377,200

Amortization of identifiable intangible assets for the years ended December 31, 2020 and 2019 was $275,441 and $0, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

2021	275,440
2022	275,440
2023	275,440
2024	275,440
$1,101,760

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2020	December 31, 2019

Accounts payable	$1,937,419	$1,793,033
Accrued expense	798,386	261,950
	$2,735,805	$2,054,983

	December 31, 2020	December 31, 2019

Accounts payable – related party	$391,631	$601,682

NOTE 6 – CONVERTIBLE DEBENTURES. NOTES AND OTHER DEBT

As of December 31, 2020, SPAs with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

December 31, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	$-
10% Convertible note payable, due April 23, 2022 - TFK	39,065
10% Convertible note payable, due April 23, 2022 – Related Party	14,256
10% Convertible note payable, due April 23, 2022 – Bridge Investor	69,848
10% Convertible note payable, due August 6, 2022 – Bridge Investor	168,421
291,590
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	213,046
5% Convertible note payable – Related Party	263,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	263,253
5% Convertible note payable – CEO, CTO & CFO	86,257
5% Convertible note payable – Bridge Investors	176,722
1,003,011
Other Debt
Short term debt from CFO	25,000
Short term debt from CEO	20,000
Other short term debt – Bridge Investor	50,000
95,000
Total of debentures, notes and other debt	$1,389,601

As of December 31, 2019, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2019

10% Convertible note payable, due April 23, 2022 – Peak One	$115,623
10% Convertible note payable, due June 12, 2022 – Peak One	(81,735)
10% Convertible note payable, due April 23, 2022 - TFK	115,623
10% Convertible note payable, due April 23, 2022 – Related Party	(12,663)
10% Convertible note payable, due April 23, 2022 – Bridge Investor	(2,748)
10% Convertible note payable, due August 6, 2022 – Bridge Investor	26,824
160,924

Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	187,785
5% Convertible note payable – Related Party	187,785
5% Convertible note payable – Sanjay Jha (Through his family trust)	187,785
5% Convertible note payable – CEO, CTO & CFO	77,620
5% Convertible note payable – Bridge Investors	159,025
800,000
Total of notes and other debt	$960,924

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and included an initial debt discounts totaling $800,140, resulting from the recording of the original issue discount, the related financing costs, the beneficial conversion feature (“BCF”) for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts was $732,767 and $155,644 for the years ended December 31, 2020 and 2019, respectively. In addition, during the year ended December 31, 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $332,351upon the partial and/or full conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at December 31, 2020, was approximately $200,205.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended March 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative liability for the debt instrument of approximately $870,000; and correspondingly debited additional debt discounts of approximately $258,000 and interest expense of approximately $612,000.

As of December 31, 2019, we had a derivative liability of approximately $541,000. The Company recorded additional derivative liability of approximately $870,000 for the year ended December 31, 2020, since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $679,000 of derivative liability following the conversion of certain notes to the Company’s common stock during the year ended December 31, 2020.

Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option. As of December 31, 2020, the Company had a derivative liability of approximately $777,000 and a change in fair value of approximately $45,100.

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $84,376 for the year ended December 31, 2020. Total unamortized discount on this note was $0 as of December 31, 2020.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $55,208 for the year ended December 31, 2020. Total unamortized discount on this note was $0 as of December 31, 2020.

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

Peak One converted $200,000 of Tranche #1 out of their total debt into 2,581,945 shares of the Company during the year ended December 31, 2020.Further, Peak One converted $200,000 of Tranche #2 of their total debt into 2,000,000 shares of the Company during the year ended December 31, 2020. As such, the total outstanding debt for Peak One was $0 as of December 31, 2020.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted, stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $81,362 for the year December 31, 2020. Total unamortized discount on this note was $3,015 as of December 31, 2020.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of the Company during the year ended December 31, 2020. As such, the total gross outstanding debt for TFK was $66,570 as of December 31, 2020, which they fully converted after the year ended December 31, 2020.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $5,464 for the year ended December 31, 2020. Total unamortized discount on this note was $7,199 as of December 31, 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $1,344 for the year ended December 31, 2020. Total unamortized discount on this note was $1,393 as of December 31, 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $159,860 for the year ended December 31, 2020. Total unamortized discount on this note was $13,315 as of December 31, 2020.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument.

Convertible Note with PointR Data, Inc.

In July 2019, the Company entered into a Note Purchase Agreement with PointR (the “PointR Note Purchase Agreement”). Pursuant to the PointR Note Purchase Agreement, the Company issued a Convertible Promissory Note to PointR in the principal amount of $200,000 (the “PointR Convertible Note”). The PointR Convertible Note bore interest at a rate of 8% per annum. Interest payments were due monthly on the 15th day of each calendar month (or the next business day thereafter), and were payable, at the option of PointR, either in cash or in shares of the Company’ Common Stock, valued at the closing price of the Common Stock on the principal market on which the Common Stock is either traded or quoted at such time. The PointR Convertible Note was due and payable on demand by PointR (a) at any time after January 1, 2020 or (b) upon the occurrence of an Event of Default (as defined in the PointR Convertible Note and the PointR Note Purchase Agreement). All amounts outstanding under the PointR Convertible Note would be automatically converted into the Company’s securities issued in next equity financing raising gross proceeds of $10,000,000 or more (a “Qualified Financing”) at the price per share paid by investors in the Qualified Financing. As the conversion feature is contingent upon a future event, the conversion feature will be evaluated under ASC 470-20 and ASC 815 when and if the Qualified Financing occurred.

In November 2019, the PointR Convertible Note, with accrued interest of $4,603 thereon, was converted into Company’s Series A Preferred Stock and is a part of the total consideration of 84,475 shares of the Company’ Series A Preferred Stock issued to the PointR shareholders upon the completion of the PointR Merger. Since the conversion occurred prior to the Qualified Financing, the Company did not have to evaluate the conversion feature under ASC 470-20 and ASC 815.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two unaffiliated accredited investors.

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

The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $200,000 for the year ended December 31, 2020. Total unamortized discount on this note was $0 as of December 31, 2020.

Further, the Company recorded interest expense of $49,142 on these Fall 2019 Notes for the year ended December 31, 2020. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2020 and 2019 was $1,003,011 and $800,000, respectively.

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”). The PPP provides loans to qualifying businesses in amounts up to 2.5 times the average monthly payroll expenses and was designed to provide direct financial incentive to qualifying businesses to keep their workforce employed during the Coronavirus crisis. PPP Loans are uncollateralized and guaranteed by the SBA and are forgivable after a “covered period” (8 weeks or 24 weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrowers loan forgiveness amount to the lender, or if the borrower does not apply for forgiveness, 10 months after the covered period. PPP loans provide for customary events of default, including payment defaults, breach of representations and warranties, and insolvency events and may be accelerated upon occurrence of one or more of these events of default. Additionally, the PPP Loans do not include prepayment penalties.

The Company believes it met the PPP’s loan forgiveness requirements but has not yet applied for forgiveness. When legal release is received from the SBA or lender, the Company will record the amount forgiven as forgiveness income within the other income section of its statement of operations. If any portion of the PPP loan is not forgiven, the Company will be required to repay that portion, plus interest, through the maturity date.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

GMP Note

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2020 and as such the Company has recognized the liability as a convertible debt.

Other short-term loans

During the year ended December 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company, of which $50,000 was repaid before December 31, 2020. In addition, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company during the fourth quarter of the year ended December 31, 2020. Such loans were repaid after December 31, 2020.

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the year ended December 31, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 63 Units, for total gross proceeds of approximately $3.15 million or $2.31 million, net of fees paid to JH Darbie pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As of December 31, 2020, funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

December 31, 2020
Convertible promissory notes
Subscription agreements - accredited investors	$943,586
Subscription agreements – related party	67,992
Total convertible promissory notes	$1,011,578

The Company incurred approximately $0.5 million of issuance costs, including legal costs of approximately $39,000, that are incremental costs directly related to the issuance of the various instruments bundled in the offering.

Concurrently with the sale of the Units, JH Darbie was granted, for nominal consideration, a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 6.3 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

The terms of convertible notes are summarized as follows:

■	Term: Through March 31, 2022.
■	Coupon: 16%.
■	Convertible at the option of the holder at any time in the Company’s Common Stock or Edgepoint Common Stock.
■	The conversion price is initially set at $0.18 per share for the Company’s Common Stock or $1.00 for Edgepoint Common Stock, subject to adjustment.

The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. The Company recorded non-controlling interests of approximately $1 million in Edgepoint. Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets.

As of the multiple closings of the Company under the private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.20 per share associated with the warrants to purchase up to 3,465,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values

Expected Term	1.5 years
Expected volatility	168.5%-191.9%
Risk-free interest rates	0.12%-0.15%
Dividend yields	0.00%

The Company recorded an initial debt discount of approximately $0.7 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $412,318 and $0 for the years ended December 31, 2020 and 2019, respectively, which is included in interest expense in the statements of operations.

See Note 13 below for more information on the JH Darbie Financing that occurred subsequent to the close of the year.

NOTE 8 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic Inc. entered into a Master Service Agreement (the “MSA”) with Autotelic Inc., a related party that is partly owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic Inc. Autotelic Inc. currently owns less than 10% of the Company. The MSA stated that Autotelic Inc. will provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $629,617 and $1,329,221 for the years ended December 31, 2020 and 2019, respectively.

In January 2019, Oncotelic Inc. issued a total of 80,772 shares of its common stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable.

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

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

Under the terms of the Artius Agreement, the Company agreed to grant to Artius, subject to approval by the Company’s Board of Directors and pursuant to the Company’s 2015 Equity Incentive Plan, 148,837 restricted shares of the Company’s Common Stock, in addition to a 30% pre-financing ownership stake in EdgePoint AI. The Artius Agreement contemplates that Mr. King will generally provide his services at a rate of $237 per hour, not to exceed 44 hours per month and payable monthly, and to reimburse Mr. King for reasonable and necessary expenses incurred by him or Artius in connection with providing services to the Company.

Either the Company or Artius may terminate the Artius Agreement at any time, for any reason following the Artius Agreement Effective Date. The Artius Agreement will automatically renew one year from the Artius Agreement Effective Date, unless the Parties agree to terminate the Artius Agreement at that time.

The Company recorded $106,712 as expense during the year ended December 31, 2020 related to this Agreement. No similar expense was recorded in 2019.

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

Pursuant to the terms of the Maida Agreement, the Company will grant to Dr. Maida 400,000 restricted shares or stock options of the Company’s Common Stock corresponding to $80,000 at the stock value of $0.20 per share, to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

Dr. Maida was appointed the Chief Clinical Director for the Company effective July 7, 2020. As of the date of this Report, Dr. Maida continues to provide his services under the consulting agreement.

The Company recorded $135,000 as expense under the consulting agreement during the year ended December 31, 2020. No similar expense was recorded during the same periods in 2019.

Other compensation

The Company paid $47,300 of other compensation paid to Dr Trieu, in lieu of salary and services rendered to the Company

NOTE 9 – STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Prior to the Merger

Issuance of Common Stock

In January 2019, Oncotelic Inc. issued 11,250 shares of Common Stock with a fair value of $4.00 per share to an employee in lieu of cash for compensation.

In January 2019, Oncotelic Inc. issued a total of 80,772 shares of Common Stock with a fair value of $4.00 per share to Autotelic, Inc. in lieu of cash for the settlement of outstanding accounts payable and services received.

In January 2019, Oncotelic Inc. issued a total of 20,750 shares of Common Stock with a fair value of $4.00 per share to two separates investors for $83,000 in cash.

In March 2019, Oncotelic Inc. issued 80,594 shares of Common Stock with a fair value of $4.00 per share to various employees in lieu of cash for accrued compensation.

In April 2019, and prior to the Merger, Oncotelic Inc. issued a total of 150,000 shares of Common Stock to two investors as a result of the conversion of warrants for $120 in cash.

Equity Transactions During the Period Since the Merger

Issuance of Preferred Stock

In April 2019, pursuant to the Merger, the Company issued 193,713 shares of Series A Preferred Stock in exchange for 77,154 shares of Oncotelic Common Stock.

In November 2019 the Company issued 84,475 shares of Series A Preferred Stock to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger.

Issuance of Common Stock during the year ended December 31, 2020

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

In March 2020, the Company issued 500,000 shares of its Common Stock to Peak One in connection with the part conversion of one of their convertible notes payable. (See Note 6)

In March 2020, the Company issued 1,012,145 shares of its Common Stock to TFK in connection with the part conversion of the TFK Note. (See Note 6).

In June 2020, the Company issued 569,800 shares of its Common Stock to Peak One in connection with the full conversion of one of their convertible notes payable. (See Note 6)

In July 2020, the Company issued 1,000,000 shares of its Common Stock to Peak One in connection with the partial conversion of Tranche 2 of their convertible notes payable. (See Note 6)

In November 2020, the Company issued 500,000 shares of its Common Stock to Peak One in connection with the partial conversion of Tranche 2 of their convertible notes payable. (See Note 6)

In December 2020, the Company issued 500,000 shares of its Common Stock to Peak One in connection with the full conversion of Tranche 2 of their convertible notes payable. (See Note 6)

Issuance of Common Stock in 2019

In April, 2019, pursuant to the Merger, the Company issued 41,000,033 shares of Common Stock in exchange for 10,318,746 shares of Oncotelic Inc.’s common stock. (See Note 3)

In April 2019, the Company issued 700,000 restricted shares of its Common Stock with a fair value of $0.11 per share to two noteholders in connection with convertible notes payable. (See Note 6)

In June 2019, the Company issued 350,000 restricted shares of its Common Stock with a fair value of $0.18 per share in connection with a convertible note payable. (See Note 6)

In June 2019, the Company issued 300,000 restricted shares of its Common Stock to Peak One with a fair value of $0.20 to extend the date of conversion of the Peak One Tranche #1 Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 18, 2020. This restriction did not apply if Peak One wished to convert the Peak One Tranche #1 Note at $0.10. The Company recorded a cost of $60,000 in lieu of such issuance.

In November 2019, the Company issued 300,000 restricted shares of its Common Stock to TFK with a fair value of $0.20 to extend the date of conversion of the TFK Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the TFK Note at $0.10 per share. The Company recorded a cost of $60,000 in lieu of such issuance.

NOTE 10 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity pre and post-merger.

As of December 31, 2020, options to purchase the Company’s Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms. Further, the shareholders of the Company have approved the expansion of the pool available under the 2015 Plan up to 20,000,000 shares of the Company’s Common Stock that may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Compensation based stock option activity for qualified and unqualified stock options for the years ended December 31, 2020 and 2019 are summarized as follows:

		Weighted
For the year ended December 31, 2020		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	6,145,044	$0.75
Expired or cancelled	(2,203,743)	0.70
Outstanding at December 31, 2020	3,941,301	$0.78

		Weighted
For the year ended December 31, 2019		Average
	Shares	Exercise Price
Outstanding at January 2019	6,785,617	$0.75
Expired or canceled	(640,573)	0.62
Outstanding at December 31, 2019	6,145,044	$0.75

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.22	1,750,000	7.47	$0.22	1,750,000
0.38	900,000	6.03	0.38	900,000
0.73	762,500	5.22	0.73	762,500
1.37	150,000	4.55	1.37	150,000
1.43	300,000	4.41	1.43	300,000
11.88	2,359	1.00	11.88	2,359
15.00	75,000	4.41	15.00	75,000
19.80	1,442	0.83	19.80	1,442
	3,941,301	6.30	$0.78	3,941,301

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.22 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. Correspondingly, the aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.19 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2020, there was no future compensation cost as all stock options vested as the compensation was fully expensed prior to the Merger and no new options have been granted since then.

In April 2019 and in conjunction with the close of the Merger, the Company recorded approximately $341,000 in compensation cost as a result of the acceleration of the vesting schedule of approximately 328,000 Oncotelic Inc.’s options. Pursuant to the Merger these options were converted into Common Stock and Series A Preferred Shares in the Company.

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. Details of the agreements and the incentive compensation is described in detail in Note 12 – Commitments & Contingencies under “Employment Agreements”. The incentive stock options or the restricted stock awards granted to the Company’s executive officers have not been granted as of the date of this filing.

Warrants

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding warrants survived. The below information represents the Company’s associated warrant activity pre-merger and post-merger.

In February 2020, the Company offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance. In addition, the Company issued 3,465,000 new warrants to certain accredited investors in connection with the financing through JH Darbie (See note 7). The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2020 and 2019, respectively are summarized as follows:

		Weighted-
		Average
For the year ended December 31, 2020	Shares	Exercise Price

Outstanding at January 1, 2020	19,515,787	$0.60
Issued during the year ended December 31, 2020	17,215,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at December 31, 2020	18,702,500	$0.20

		Weighted-
For the year ended December 31, 2019		Average
	Shares	Exercise Price

Outstanding at January 1, 2019	24,380,893	$1.05
Expired or cancelled	(4,865,106)	2.82
Outstanding at December 31, 2019	19,515,787	$0.60

The following table summarizes information about warrants outstanding and exercisable at December 31, 2020:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.50	$0.20	1,487,500
0.20	3,465,000	2.75-3.00	0.20	-
0.20	13,750,000	2.50	0.20	13,750,000

	18,702,500	2.50	$0.20	15,237,500

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants were exercisable for three to five years from the grant date. There were no warrants issued during the year ended December 31, 2019. 13,750,000 warrants were issued during the year ended December 31, 2020 and the Company recorded stock-based compensation of $2,100,000 as the fair value of the warrants using a Black Scholes valuation model using the following input values.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

As of the closing of the Company’s July through December 31, 2020 private placement offering, the estimated grant date fair value of approximately $0.20 per share associated with the warrants to purchase up to 3,465,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation model using the following input values:

Expected Term	1.5 years
Expected volatility	168.5%-191.9%
Risk-free interest rates	0.13%-0.15%
Dividend yields	0.00%

The Company recorded an initial debt discount of approximately $0.7 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of $412,318 for the year ended December 31, 2020, which is included in interest expense in the consolidated statements of operations. No similar expense was recorded for the same period in 2019.

NOTE 11 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2020 and 2019 are as follows in thousands:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Stock-based compensation	$1,164	$368
Assets	6,227	3,096
Liability accruals	173	7
R&D Credit	4,760	3,273
Capital Loss	528	-
Deferred state tax	(2,086)	-
Net operating loss carry forward	56,090	58,610
Total gross deferred tax assets	66,856	65,354
Less - valuation allowance	(66,856)	(65,364)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $66.9 million and $65.4 million as of December 31, 2020 and 2019, respectively, which primarily relate to net operating loss carryforwards.

As of December 31, 2020 and 2019, the Company had gross federal net operating loss carryforwards of approximately $237.7 million and $257.9 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

At December 31, 2020, the Company had California state gross operating loss carry-forwards of approximately $69.8 million which will expire in various amounts from 2028 through 2040. At December 31, 2020, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

The Company identified its federal and California state tax returns as “major” tax jurisdictions. The periods out income tax returns are subject to examination for these jurisdictions are 2016 through 2019. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. As of the date of this filing, the Company has not filed its 2019 and 2020 federal and state corporate income tax returns. The Company expects to file these documents as soon as practical.

Portions of these carryforwards will expire through 2038, if not otherwise utilized. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation. as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carryforwards will be subject to annual limitations, due to change of ownership control provisions under Section 382 and 383 of the Internal Revenue Code, which would significantly impact our ability to realize these deferred tax assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company is leasing the office located at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 on a month-to-month basis until such time a new office is identified. The Company believes the office is sufficient for its current operations.

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

Employment Agreements

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its then executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, the Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. In November 2019, upon review of the said employment agreement with Dr. Uckun, it was observed that the agreement submitted for Dr. Uckun was the incorrect document and the Company filed the correct document. In January 2020, Dr. Uckun resigned from the Company.

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

The Employment Agreements provide for equity awards to each executive under the terms of the Companys’s stock option plans. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Company’s Common Stock. The Company will compensate Messrs. Trieu, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock will vest fully on the one-year anniversary of employment. As of December 31, 2019, the restricted shares have yet to be issued. The Employment Agreements also provide for grants of incentive stock options to purchase shares of the Company’s Common Stock under the Stock Plans. Such options shall vest and become exercisable after one year of employment. As of December 31, 2020, these options had yet to be granted. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the 2015 Stock Plan.

The initial restricted stock grants and stock option grants have been set for the executives as follows:

Executive	Title	Restricted Stock (Shares)	Stock Options (Shares)
Vuong Trieu	Chief Executive Officer	209,302	313,953
Chulho Park	Chief Technology Officer	162,791	244,186
Amit Shah	Chief Financial Officer	148,837	223,256

The incentive stock options or the restricted stock awards granted to the Company’s officers have not been issued as of the date of this filing.

PointR Merger Consideration

The total purchase price of $17,831,427 represented the consideration transferred from the Company in the PointR Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and includes $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which can extend upto $15 million of contingent consideration, upon achievement of certain milestones.

NOTE 13 – SUBSEQUENT EVENTS

Private Placement through JH Darbie & Co., Inc.

As described above in Note 7 under JH Darbie & Co., Inc. Private Placement, between January 1, 2021 and March 22, 2021, the Company closed 4 rounds of funding under the private placement, which resulted in gross proceeds of $1.85 million to the Company. Placement agent fees of $0.2 million were paid to JH Darbie. In addition, JH Darbie, was granted 3.7 Units.

Status of Corporate actions

In January 2021, the Company filed an amendment to its Certificate of Incorporation, as amended (the “Charter Amendment”) with the Secretary of State of the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State of the State of Delaware. As approved by the Company’s stockholders by written consent in August 2020, the Charter Amendment is to increase the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”.

