Form 10-Q
period 2021-03-31
Oncotelic Therapeutics, Inc.
filed 2021-05-24
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-21990

Oncotelic Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3679168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29397 Agoura Road Suite 107 Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

(650) 635-7000

(Registrant’s telephone number, including area code)

Mateon Therapeutics, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	OTLC	N/A

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

As of May 20, 2021, there were 369,696,959 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$830,719	$474,019
Restricted cash	20,000	20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	84,707	101,869

Total current assets	955,174	615,636

Development equipment, net of depreciation of 73,823 and $101,810	7,610	10,148
Intangibles, net of accumulated amortization of $98,449 and $136,974	860,365	873,206
In process R&D, net of accumulated amortization of $275,440 and $275,440	1,101,760	1,101,760
Goodwill	21,062,453	21,062,455
Total assets	$23,987,362	$23,663,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,594,260	$2,735,805
Accounts payable to related party	365,323	391,631
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	1,168,784	777,024
Convertible debt for clinical trial	2,030,356	2,000,000
Convertible debt, net of costs	958,882	1,091,612
Convertible debt, related party, net of costs	425,181	297,989
Private placement convertible debt, net of costs	1,520,720	943,586
Private placement convertible debt, related party, net of costs	85,664	67,992
Payroll Protection Plan loan	252,349	251,733

Total current liabilities	13,026,519	11,182,372

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 and 278,188 shares issued and outstanding	-	2,782
Common stock, $.01 par value; 750,000,000 and 150,000,000 shares authorized; 369,446,959 and 90,601,912 issued and outstanding, respectively	3,694,469	906,019
Additional paid-in capital	30,690,013	32,493,086
Accumulated deficit	(24,433,088)	(21,630,008)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	9,951,394	11,771,879
Non-controlling interests	1,009,449	708,954

Total stockholders’ equity	10,960,843	12,480,833
Total liabilities and stockholders’ equity	$23,987,362	$23,663,205

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Service Revenue	$-	$340,855

Operating expenses:
Research and development	1,556,673	311,999
General and administrative	481,209	2,677,503
Total operating expenses	2,037,882	2,989,502

Loss from operations	(2,037,882)	(2,648,647)
Other expense:
Interest expense, net	(520,906)	(1,148,351)
Change in fair value of derivative on debt	(536,345)	(736,298)
Loss on debt conversion	(27,504)	(124,598)
Total other expense	(1,084,755)	(2,009,247)
Net loss before non-controlling interests	(3,122,637)	(4,657,894)
Net loss attributable to non-controlling interests	(319,557)	-
Net loss attributable to Oncotelic Therapeutics, Inc.	$(2,803,080)	$(4,657,894)

Basic and diluted net loss per share attributable to common stock	$(0.03)	$(0.05)
Basic and diluted weighted average common stock outstanding	94,193,348	84,917,073

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Beneficial Conversion Feature on convertible debt	-	-	-	-	605,719	-	-	605,719
Warrants issued in connection with private placement	-	-	-	-	166,575	-	-	166,575
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(2,803,080)	(319,557)	(3,122,637)
Balance at March 31, 2021	-	$-	369,446,959	$3,694,469	$30,690,013	$(24,433,088)	$1,009,449	$10,960,843

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$16,901,675

Stock-based compensation	-	-			2,147,591	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-	721,064
Net loss	-	-	-	-	-	(4,657,894)	(4,657,894)
Balance at March 31, 2020	278,188	$2,782	88,032,112	$880,321	$31,014,633	$(16,785,300)	$15,112,436

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,122,637)	$(4,657,894)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and deferred finance costs	421,217	1,148,305
Amortization of intangible assets	12,841	81,701
Stock-based compensation	-	2,147,591
Depreciation on development equipment	2,538	9,329
Change in fair value of derivative	536,345	736,298
Loss on debt conversion	27,504	124,598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,162	100,321
Accounts payable and accrued expenses	879,838	179,880
Accounts payable to related party	(26,308)	161,344
Net cash (used in) provided by operating activities	(1,251,500)	31,473

Cash flows from financing activities:

Proceeds from private placement	1,613,200	-
Proceeds from short term loan, other	120,000	-
Repaid to note holder	(50,000)	-
Repaid to others	(75,000)	-
Net proceeds from convertible notes payable, related party	-	70,000
Net cash provided by financing activities	1,608,200	70,000

Net increase in cash and restricted cash	356,700	101,473

Cash and restricted cash- beginning of period	474,019	81,964

Cash and restricted cash - end of period	$830,719	$183,437

Supplemental cash flow information:
Cash paid for:
Interest paid	$65,754	$-
Income taxes paid	$-	$-
Non cash investing and financing activities:
Common shares issued upon partial conversion of debt	$210,301	$721,064
Warrants issued in connection with private placement	$166,575	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$605,719	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. in 2016, and then Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation (“Oncotelic, Inc.”), PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

The Company is developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services and was paid for the development of OT-101. The Company recorded $0.3 million as revenue during the 3 months ended March 31, 2020 and $0.9 million was recorded as revenue during the three months ended June 30, 2020, upon completion of all performance obligations under the agreement. Further, in June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19.

In addition, the Company is developing Artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. This was a global study, with India to contribute at least 120 patients to the total aggregate of 3000 patients. ARTI-19 in India was conducted by Windlas Biotech Private Limited, business partner in India, as part of the plan for the Company’s global effort at deploying PulmohealTM across India, Africa, and Latin America. We continue to evaluate to seek approval, and subsequently launch PulmohealTM, with or without local partners, in various countries within the regions planned. PulmohealTM is a combination of ARTIVedaTM, our artificial intelligence (“AI”) cough application and our AI post marketing survey (“PMS”).

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda™, or PulmoHeal™, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. These interim results were based on 120 randomized patients across 3 sites in India. The ARTI-19 India trial completed enrollment of 120 randomized individuals, we reported positive topline results in April 2021 and we expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced.

Consent Solicitation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Preferred Stock, to approve the following actions:

(1) changing the name of the Company and changing the Company’s ticker symbol (the “Name Change”);

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

The Stockholders approved the Name Change, the Plan Amendment, the Capital Increase, and the Amended and Restated Certificate. In November 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” Further, in February 2021, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares. The Company has converted its 278,188 preferred stock to 278,187,847 common stock effective March 31, 2021.

The Company registered an additional total of 20,000,000 shares of its common stock, $0.01 par value per share (“Common Stock”), which may be issued pursuant to the Registrant’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”) filed with the SEC along with our form S-8 on April 19, 2021. Such additional shares were approved by the shareholders of the Company on August 10, 2020 and reported to the Securities and Exchange Commission (the “SEC”) vide a Current Report on Form 8-K on August 14, 2020.

A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting approval to change its name and ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”.

Entry into MOU and Agreement with Windlas

In August 2020, the Company executed a memorandum of understanding (the “MOU”) with Windlas Biotech Private Limited (“Windlas”) for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. In September 2020, the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Oncotelic, its wholly owned subsidiaries, Oncotelic Inc. and PointR, and Edgepoint our non-controlled interest entity. Intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $24.4 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of $12.1 million at March 31, 2021, of which $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2021 of $1.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Between July 2020 and March 2021, the Company raised gross proceeds of $5 million, through JH Darbie. The Company incurred $0.7 million of costs associated with the raise, of which $0.65 million was paid as direct placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which JH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. Concurrently with the sale of the Units, JH Darbie was granted, a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

During the three months ended March 31, 2020, the Company recorded a total of approximately $0.3 million in service revenues from GMP. No similar revenues were recorded during the similar period in 2021. There are no assurances that the Company would be able to generate revenues for services and/or out-licensing fees in the near future.

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

Cash

As of March 31, 2021, and December 31, 2020 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020. The derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at March 31, 2021, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2021 and 2020:

	March 31, 2021 Conversion Feature	March 31, 2020 Conversion Feature
Balance at January 1, 2021 and 2020	$777,024	$540,517
New derivative liability	-	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(144,585)	(368,811)
Change in fair value	536,345	736,298

Balance at March 31, 2021 and 2020	$1,168,784	$1,778,272

As of March 31, 2021, and March 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2021 and 2020:

	March 31, 2021 Key Assumptions for fair value of conversions	March 31, 2020 Key Assumptions for fair value of conversions
Risk free interest	0.07% to 0.12%	0.23% to 2.26%
Market price of share	$0.36	$0.17
Life of instrument in years	1.06 – 1.35	2.06 - 2.35
Volatility	148.79%	150.65%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2021 and March 31, 2020, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

	Three Months Ended March 31,
	2021	2020

Convertible notes	35,388,901	12,084,300
Stock options	3,941,301	6,135,284
Warrants	20,737,500	15,237,500
Potentially dilutive securities	60,067,702	33,457,084

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2021 and year ended December 31, 2020, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2021 and 2020, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three months ended March 31, 2021 and 2020, there were no impairment losses recognized for Goodwill.

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

Research Service Agreement between GMP and Oncotelic /Oncotelic Inc. (“Oncotelic Entities”)

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

Agreement with Autotelic BIO (“ATB”)

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made after the successful completion of the in-vivo study and, as such, the Company recorded the revenue. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic Inc.’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. The Company recorded $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study during the three months ended March 31, 2020.

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

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

The Company completed a Merger with Oncotelic, which gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, since both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

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

Intangible Asset Summary

The following table summarizes the balances as of March 31, 2021 and December 31, 2020, of the intangible assets acquired, their useful life, and annual amortization:

	March 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	16.75
Intangible asset – Capitalization of license cost	190,989	16.75
	1,010,180
Less Accumulated Amortization	(149,815)
Total	$860,365

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.00
Intangible asset – Capitalization of license cost	190,989	18.00
	1,010,180
Less Accumulated Amortization	(136,974)
Total	$873,206

Amortization of identifiable intangible assets for the three months ended March 31, 2021 and 2020 was $12,841 and $12,841, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

2021	$38,524
2022	51,365
2023	51,365
2024	51,365
2025	51,365
Thereafter	616,381
$860,365

In-Process Research & Development (IPR&D) Summary

The IPR&D assets were acquired in the PointR acquisition during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of March 31, 2021 and December 31, 2020 was $1,106,760.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2021	December 31, 2020

Accounts payable	$2,782,013	$1,937,419
Accrued expense	812,247	798,386
	$3,594,260	$2,735,805

	March 31, 2021	December 31, 2020

Accounts payable – related party	$365,323	$391,631

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2021, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

March 31, 2021
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Related Party	18,323
10% Convertible note payable, due April 23, 2022 – Bridge Investor	87,906
10% Convertible note payable, due August 6, 2022 – Bridge Investor	173,364
279,593
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	165,130
5% Convertible note payable – Related Party	266,858
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	266,378
5% Convertible note payable – CEO, CTO & CFO	87,282
5% Convertible note payable – Bridge Investors	178,822
964,470
Other Debt
Short term debt from CEO	20,000
Other short term debt	120,000
140,000
Total of debentures, notes and other debt	$1,384,063

As of December 31, 2020, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	$-
10% Convertible note payable, due April 23, 2022 - TFK	39,065
10% Convertible note payable, due April 23, 2022 – Related Party	14,256
10% Convertible note payable, due April 23, 2022 – Bridge Investor	69,848
10% Convertible note payable, due August 6, 2022 – Bridge Investor	168,421
291,590
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	213,046
5% Convertible note payable – Related Party	263,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	263,253
5% Convertible note payable – CEO, CTO & CFO	86,257
5% Convertible note payable – Bridge Investors	176,722
1,003,011
Other Debt
Short term debt from CFO	25,000
Short term debt from CEO	20,000
Other short term debt – Bridge Investor	50,000
95,000
Total of debentures, notes and other debt	$1,389,601

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

Total amortization expense related to these debt discounts was $ 54,572 and $359,971 for the three months ended March 31, 2021 and 2020, respectively. In addition, during the year ended March 31, 2021 we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $24,491 and $163,855, respectively upon the partial and/or full conversion of debt by TFK to shares of the Company’s common stock. The total unamortized debt discount at March 31, 2021 and December 31, 2020 was approximately $120,000 and $200,000, respectively.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2020, we had a derivative liability of approximately $777,000. The Company recorded additional derivative liability from the change in fair value of $536,346 during the three months ended March 31, 2021. The Company also extinguished $144,585 of derivative liability following the conversion of certain notes to the Company’s common stock in the three months ended March 31, 2021.

The Company had recorded an additional derivative liability of approximately $870,000 during the three months ended March 31, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $369,000 of derivative liability following the conversion of certain notes to the Company’s common stock in the three months ended March 31, 2020. Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option.

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended March 31, 2021. Total unamortized discount on this note was $0 and $0 at March 31, 2021 and December 31, 2020, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended March 31, 2021. Total unamortized discount on this note was $0 as of March 31, 2021.

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

Peak One converted $200,000 of Tranche #1 out of their total debt into 2,581,945 shares of the Company during the year ended December 31, 2020. Further, Peak One converted $200,000 of Tranche #2 of their total debt into 2,000,000 shares of the Company during the year ended December 31, 2020. As such, the total outstanding debt for Peak One was $0 as of March 31, 2021.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted, stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $3,015 for the three months ended March 31, 2021. Total unamortized discount on this note was $0 as of March 31, 2021.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of common stock of the Company during the year ended December 31, 2020. As such, the total gross outstanding debt for TFK was approximately $67,000 as of December 31, 2020. TFK had a balance of approximately $109,000 related to the derivative liability as of December 31, 2020. The Company recorded approximately $38,000 as an increase in fair value for the derivative liability, and hence the TFK had a balance of approximately $145,000 of derivative liability as of March 31, 2021. The Company extinguished the $145,000 of derivative liability and the $65,000 of the value of the debt, totaling approximately $210,000 following the conversion of the notes to the Company’s common stock during the three months ended March 31, 2021for a total of 657,200 shares of common stock of the Company and recorded a loss on the conversion of approximately $2,000 for the three months ended March 31, 2021. As such, TFKs debt as of March 31, 2021 was $0.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $18,058 for the 3 months ended March 31, 2021. Total unamortized discount on this note was $76,538 as of March 31, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $4,066 at March 31, 2021. Total unamortized discount on this note was $17,233 as of March 31, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $4,943 at March 31, 2021. Total unamortized discount on this note was $26,636 as of March 31, 2021.

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

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing raising an additional $500,000 for gross proceeds of $1.0 million. The Company entered into Note Purchase Agreements (the “Note Purchase Agreements”) with certain accredited investors for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Note Purchase Agreements on November 23, 2019, issuing a $250,000 principal amount Fall 2019 Note to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing the Company issued the Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah was converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two unaffiliated accredited investors.

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

The issuance of the Fall 2019 notes resulted in a discount from the beneficial conversion feature totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 and $55,556 for the three months ended March 31, 2021 and 2020, respectively. Total unamortized discount on this note was $0 as of March 31, 2021.

Further, the Company recorded interest expense of $11,458 on these Fall 2019 Notes for the three months ended March 31, 2021. The total amount outstanding under the Fall 2019 Notes, including accrued interest thereon, as of March 31, 2021 was $964,470 and at December 31, 2020 was $1,003,011.

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

The balance outstanding on PPP loan, inclusive of accrued interest, was $252,349 and $251,733 on March 31, 2021 and December 31, 2020, respectively.

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

The balance outstanding on the GMP Note, inclusive of accrued interest, was $2,030,356 and $2,000,000 on March 31, 2021 and December 31, 2020, respectively.

Other short-term loans

During the three months ended March 31, 2021, Autotelic Inc. provided a short term funding of $120,000 to the Company, which was repaid after the three months ended March 31, 2021. In addition, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company during the fourth quarter of the year ended December 31, 2020. Such loans were repaid as of March 31, 2021.

NOTE 6 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 31, 2021 the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As March 31, 2021 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

March 31, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$1,520,720
Subscription agreements – related party	85,664
Total convertible promissory notes	$1,606,384

The Company incurred approximately $0.65 million of issuance costs, including legal costs of approximately $39,000, that are incremental costs directly related to the issuance of the various instruments bundled in the offering.

Concurrently with the sale of the Units, JH Darbie was granted a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

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

As of the multiple closings of the Company during the three months ended March 31, 2021, under the private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.20 per share associated with the warrants to purchase up to 2,035,000 shares of common stock issued in this offering, or a total of approximately $ 0.7 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	1.5 years
Expected volatility	152.3%-164.8%
Risk-free interest rates	0.09%-0.11%
Dividend yields	0.00%

As of the multiple closings of the Company through December 31, 2020, under the private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.20 per share associated with the warrants to purchase up to 3,465,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values.

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of $373,949 and $0 for the three months ended March 31, 2021 and March 31, 2020 respectively, which is included in interest expense in the statements of operations.

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

Expenses related to the MSA were $77,000 for the three months ended March 31, 2021 as compared to $232,806 for the same period of 2020.

Note Payable and Short Term Loan – Related Parties

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

During the three months ended March 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company. Such loan was repaid in April 2021.

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

No expense was recorded during the three months ended March 31, 2021 related to this Agreement.

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

The Company recorded an expense of $45,000 during the three months ended March 31, 2021 related to this Agreement. No similar expense was recorded during the same period in 2020.

NOTE 8 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Since the Merger

Issuance and conversion of Preferred Stock

In April 2019, pursuant to the Merger the Company issued 193,713 shares of Series A Preferred in exchange for 77,154 shares of Oncotelic Common Stock. Further, in November 2019 the Company issued 84,475 shares of Series A Preferred to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger. In March 2021, 278,188 shares of the Company’s preferred stock converted to 278,187,847 shares of its common stock, effective March 31, 2021.

Issuance of Common Stock during the three months ended March 31, 2021

In January 2021, the Company issued 657,200 shares of its common stock to TFK in connection with the part conversion of their convertible notes payable.

In March 2021, the Company converted 278,188 shares of our Series A Preferred Stock to 278,187,847 shares of its common stock.

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

NOTE 9 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of March 31, 2021, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. The Company registered an additional total of 20,000,000 shares of its common stock, $0.01 par value per share (“Common Stock”), which may be issued pursuant to the Registrant’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the Securities and Exchange Commission (the “SEC”) vide a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s common stock available for issuance under the 2015 plan is 27,250,000.

Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the three months ended March 31, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	3,941,301	$0.78
Outstanding at March 31, 2021	3,941,301	$0.78

For the year ended December 31, 2020

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	6,145,044	$0.75
Expired or canceled	(2,203,743)	0.70
Outstanding at December 31, 2020	3,941,301	$0.78

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2021:

			Weighted-
		Weighted-	Average
	Outstanding	Average	Exercise	Number
Exercise prices	Options	Remaining Life	Price	Exercisable

$0.22	1,750,000	7.22	$0.22	1,750,000
0.38	900,000	5.79	0.38	900,000
0.73	762,500	4.97	0.73	762,500
1.37	150,000	4.30	1.37	150,000
1.43	300,000	4.16	1.43	300,000
11.88	2,359	0.76	11.88	2,359
15.00	75,000	4.16	15.00	75,000
19.80	1,442	0.59	19.80	1,442
	3,941,301	6.05	$0.78	3,941,301

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.36 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. Correspondingly, the aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.22 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2021, there was no future compensation cost as all stock options vested prior to December 31, 2019 and the compensation was fully expensed prior to the Merger and no new options have been granted since then.

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

Warrants

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding warrants survived. The below information represents the Company’s associated warrant activity.

During the three months ended March 31, 2021, 2,035,000 warrants were issued related to private placement. Fair value of these warrants on issue date amounted to $467,637 with an expected life of 1.5 years, as calculated using Black Scholes valuation model.

In February 2020, the Company offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance during the same period in 2020. The company recognized stock-based compensation of $2.1 million as the fair value of the warrants using a Black Scholes valuation model. No similar expense was recorded for the three months ended March 31, 2021.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	18,702,500	$0.20
Issued during three months ended March 31, 2021	2,035,000	0.20
Outstanding at March 31, 2021	20,737,500	$0.20

		Weighted-
		Average
For the year ended December 31, 2020	Shares	Exercise Price

Outstanding at January 1, 2020	19,515,787	$0.60
Issued during the year ended December 31, 2020	17,215,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at December 31, 2020	18,702,500	$0.20

The following table summarizes information about warrants outstanding and exercisable at March 31, 2021:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.08	$0.20	1,487,500
0.20	19,250,000	2.15	0.20	19,250,000
	20,737,500	2.15	$0.20	20,737,500

13,750,000 warrants issued during the three months ended March 31, 2020 were as recorded stock-based compensation of $2.1 million as the fair value of the warrants using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

NOTE 10 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of March 31, 2021 and December 31, 2020 are as follows in thousands:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$1,164	$1,164
Assets	6,154	6,227
Liability accruals	239	173
R&D Credit	4,768	4,760
Capital Loss	528	528
Deferred state tax	(2,139)	(2,086)
Net operating loss carry forward	55,542	56,090
Total gross deferred tax assets	66,256	66,856
Less - valuation allowance	(66,256)	(66,856)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $66.3 million and $66.9 million as of March 31, 2021 and December 31, 2020, respectively, which primarily relate to net operating loss carryforwards.

As of March 31, 2021 and December 31, 2020, the Company had gross federal net operating loss carryforwards of approximately $232.3 million and $237.7 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

At March 31, 2021 and December 31, 2020, the Company had California state gross operating loss carry-forwards of approximately $72.6 million and $69.8 million which will expire in various amounts from 2028 through 2040. At December 31, 2020, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

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

PointR Merger Contingent Consideration

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

NOTE 12 – SUBSEQUENT EVENTS

Peak One Equity Purchase Agreement

On May 3, 2021, the Company entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). Under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit Put Notices (as defined in the Agreement) to Peak One (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $1.0 million or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

In exchange for Peak One entering into the Agreement, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 250,000 shares of Common Stock, and (B) file a registration statement registering the Common Stock issued or issuable to Peak One under the Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Peak One to purchase the Company’s Common Stock shall begin on the date of the Agreement, and ending on the earlier of (i) the date on which Peak One shall have purchased Common Stock pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the initial effectiveness of the Registration Statement , (iii) written notice of termination by the Company to Peak One (subject to certain restrictions set forth in the Agreement), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Peak One for the Common Stock under the Agreement shall be 91% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

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

Corporate History

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. in 2016, and then Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

Conversion of Series A Preferred Stock to Common Stock

Subsequent to obtaining the approval from FINRA on March 29, 2021 related to the various corporate actions, the Company converted 278,188 Series A Preferred Stock into 278,187,847 shares of common stock of the Company. After such conversion and as of May 7, 2021, the total number of shares of common stock outstanding is 369,696,959.

Recent Events

Peak One Equity Purchase Agreement

On May 3, 2021, the Company entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). Under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit Put Notices (as defined in the Agreement) to Peak One (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $1.0 million or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

In exchange for Peak One entering into the Agreement, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 250,000 shares of Common Stock, and (B) file a registration statement registering the Common Stock issued or issuable to Peak One under the Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Peak One to purchase the Company’s Common Stock shall begin on the date of the Agreement, and ending on the earlier of (i) the date on which Peak One shall have purchased Common Stock pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the initial effectiveness of the Registration Statement , (iii) written notice of termination by the Company to Peak One (subject to certain restrictions set forth in the Agreement), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Peak One for the Common Stock under the Agreement shall be 91% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

Consent Solicitation and Amendments to Certificate of Incorporation

On June 25, 2020, the Company commenced a solicitation of shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Series A Convertible Preferred Stock. The deadline for Stockholders to respond to the Consent Solicitation Statement was August 10, 2020. Pursuant to the Consent Solicitation Statement, the following actions were approved by the written consent of the requisite number of Stockholders:

(1)	changing the name of the Company and changing the Company’s ticker symbol (the “Name Change”);

(2)	amending the Company’s Amended and Restated 2015 Equity Incentive Plan to increase the number of shares of Common Stock available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3)	increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4)	amending and restating the certificate of incorporation for the Company to give effect to the Name Change, Capital Increase and forum selection provision.

The Company filed the Current Report on Form 8-K with the SEC to declare the voting results on August 14, 2020. In November 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action had been filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol changed from “MATN” to “OTLC”.

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

The Company registered an additional total of 20,000,000 shares of its common stock, $0.01 par value per share (“Common Stock”), which may be issued pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and reported to the Securities and Exchange Commission (the “SEC”) on a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s common stock available for issuance under the 2015 plan are 27,250,000.

In March 2021, the Company converted 278,188 shares of the Company’s Series A Preferred Stock to 278,187,847 shares of its common stock pursuant to the terms of the 2 mergers.

Mergers

The company had completed two plans of merger, one with Oncotelic Inc. and the second with PointR Data Inc. in 2019. For additional information on both mergers, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

The Company’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, we plan to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer. During Phase 2 clinical trials in pancreatic cancer, melanoma, and colorectal cancers (“Study P001”) and in high-grade gliomas (“Study G004”), meaningful clinical benefits were observed and OT-101 exhibited a favorable safety profile. These clinical benefits included long-term survival and meaningful tumor reduction. Both partial and complete responses have been observed in the Study G004 Phase 2 clinical trial of OT-101 as a single agent in patients with aggressive brain tumors.

The Company’s self-immunization protocol (“SIP™”) is based on novel and proprietary sequential treatment of cancers with OT-101 (an antisense against TGF-ß2) and chemotherapies. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. We believe that a rational combination of the company’s SIP™ platform with immune-modulatory drugs like interleukin 2 (“IL-2”) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer.

The Company is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. The Company has initiated clinical trials in Latin America to evaluate the efficacy of OT-101 against COVID-19 and expects preliminary results in the second quarter of the fiscal year 2021. The Company plans to initiate the Company’s Phase 2 clinical trial of OT-101, a TGF-β antisense, for the treatment of patients with mild to severe COVID-19 infection. Argentina now has the fifth highest tally of confirmed coronavirus cases worldwide, with the latest additions taking it past Colombia in a global ranking compiled by John Hopkins University. This multi-center, double blind, randomized, placebo-control study will evaluate the safety and efficacy of OT-101 in combination with standard of care on two patient groups – (1) mild or moderate disease, and (2) severe disease requiring mechanical ventilation or intubation. The study will enroll approximately 24 patients in Argentina with an aggregate total of 72 patients study wide.

In addition, the Company is developing Artemisinin as an Ayurvedic therapeutic under the product names ARTIVedaTM (when marketed within India), and ArtiShieldTM (when marketed outside of India) (ARTIVedaTM and ArtiShieldTM are collectively referred to herein as “ARTIVedaTM”). Artemisinin, purified from a plant Artemisia Annua, has exhibited an ability to inhibit TGF-β activity and neutralize COVID-19. The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The clinical study (“ARTI-19”) showing these results was a global study, enrolling at least 120 patients. The number of patients enrolled in the ARTI-19 trial increases the total aggregate number of patients using ARTIVedaTM to 3,000. The ARTI-19 trials were conducted by Windlas Biotech Private Limited (“Windlas”), the Company’s business partner in India, as part of the Company’s global effort at deploying ARTIVedaTM across India, Africa, and Latin America. The Windlas study evaluates the safety and efficacy of Artemisia Absinthium Powder 500mg capsule of ARTIVedaTM in the treatment of adults with COVID-19. Data from ARTI-19 is expected by end of the fourth quarter of the fiscal year 2021. The ARTI-19 trial was registered under the Clinical Trials Registry India (“CTRI”) with three active sites and additional sites to be added as the trial progresses and expands. ARTI-19 was conducted with Windlas as part of the plan for the Company’s global effort at deploying PulmohealTM, a product package of ARTIVedaTM, our artificial intelligence (“AI”) cough application (“ArtiHealth”), and our AI post marketing survey (“PMS”), across India, Africa, and Latin America. We continue to evaluate to seek approval, and subsequently launch PulmoHealTM, with or without local partners, in various countries within the regions planned.

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTI-19 trials for ARTIVeda™. The interim results announced were, as previously disclosed above, based on 120 randomized patients across 3 sites in India. We reported positive topline results in April 2021, and we expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced.

No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ was added to the standard of care (“SOC”), more patients recovered faster than SOC alone. Of the 39 patients, 31 patients (79.5%) being treated with ARTIVeda™ became asymptomatic after 5-day of therapy. In comparison, only 12 of the 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5 (P=0.028, Fisher’s exact test). For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda + SOC group (N=18), as compared to 14 days for the SOC alone group (N=10) (P=0.004, Log-rank test).These data sets provide clinical support that targeting the TGF-β pathway with ARTIVeda™ may contribute to a faster recovery of patients with mild to moderate COVID-19. The trend was more pronounced with higher initial disease status. Log rank statistics: WHO-scale 2,3,4: p= 0.0369 /RR = 1.476 (0.8957-2.433), WHO-scale 3,4: p= 0.026/ RR = 1.581 (0.9094-2.747), WHO-scale 4: p= 0.0043/ RR = 2.038 (0.9961-4.168). RR = rate ratio for recovery. The Company has published the results of the trial in certain renowned publications.

In addition to ARTIVeda™, the Company has also developed and launched ArtiHealth and the PMS, and when packaged with ARTIVedaTM , are packaged as a product offering under the name PulmoHeal™. PulmoHeal™ is a full evaluation package of drug and assessment platforms for COVID-19, and other respiratory disease patients. Windlas has launched ArtiHealth on Amazon.in, Flipkart, and 1mg.com. The platform has been powered by the Company’s AI supercomputing and AI platform in conjunction with IBM. Initially, the cough assessment will be powered by Salcit Pvt. Ltd.’s (“Salcit”) AI module. Per Salcit, their AI module has overall accuracy in predicting the pattern of the disease at 91.97%, sensitivity at 87.2%, and specificity at 93.69%.

Our artificial intelligence subsidiary, PointR, develops and deploys high performance cluster computers and AI technologies as a supercomputing grid that can be layered in and interconnected to create an all-point mesh to harvest operational data within manufacturing plants, hospitals, clinics, and phase I units. These grids provide real-time, localized decision-making, harvesting complex data from structured and unstructured sources. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the Vision platform is a network of activity detection cameras functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger. In the pharmaceutical industry, PointR’s AI combined with Blockchain will be used in the entire life cycle of a drug: discovery, clinical trials and manufacturing. Leveraging its deep partnership with IBM, the PointR team will combine its own AI Vision technology with industry standard Blockchain to transform drug manufacturing and real-world evidence monitoring for clinical trials. The combined system has the potential to automatically record individual key steps in Current Good Manufacturing Practice regulations enforced by the FDA (“CGMP”) for manufacturing operations including the flow of people, raw materials and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient CGMP manufacturing operations while simultaneously improving reliability and data security. The Company is also developing AI driven telehealth and other applications, that would be used in health monitoring and supporting the Company’s various clinical programs. The PointR technology is planned to be transferred into Edgepoint. Edgepoint also plans to redeploy TrustPoint, a tested technology for CGMP drug manufacturing relieving human errors in supply chain and increasing compliance with warehouse operating procedures. For example, the warehouse module of TrustPoint will automatically create a shopping list from standard templates and alert supply chain personnel to collect and deliver a list of raw materials to manufacturing. To support the anti-viral drug program, Edgepoint is developing ArtiHealth. Protected by patents and partnership with IBM Watson Health Research the Edgepoint App allows patients to cough and speak into the Edgepoint App that can be operated either by a nurse or by the end-user patient at home. The Edgepoint App is part of the company’s Telehealth platform to remotely monitor patient’s progression of disease. The Company’s clinical trials of ARTIVedaTM will deploy the Edgepoint App to COVID-19 patients in the study to collect and score data by medical professionals. The data will be used by the AI to predict and diagnose patients as a de-novo software as a medical device. After regulatory approvals, the Edgepoint App will be bundled with ARTIVedaTM to be prescribed by physicians. Patients will be able to self-monitor progression of their respiratory condition with the Edgepoint App as much as they check their temperature with a thermometer. The Edgepoint App virtualizes and expands the use of spirometers in the form of a software app.

Since April 2019, we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of the Company’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Oncotelic Inc. creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol

Research Service Agreement between Golden Mountain Partners LLC (“GMP”) and the Company.

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Research Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). On March 18, 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (“EC50”) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (“SI”) value of >130, which is considered highly active. On March 23, 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID Field including 50/50 profit sharing. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, OXi4503 and CA4P, to a joint venture company (the “Joint Venture Company”) to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the Joint Venture Company. GMP intends that it (or its designee, as the case may be) shall provide funding to the Joint Venture Company to support its development and commercial activities in the Joint Venture Company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

The Joint Venture Company is intended to be owned 50% by Oncotelic Inc. and 50% by GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the FDA. GMP paid the Company fees of $300,000 during the three months ended March 31, 2020 and $900,000 during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred.

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP or its affiliate, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. As of March 31, 2021, the clinical research organization has invoiced GMP’s affiliate for the entire $2 million, and the Company has accrued the $2 million as a convertible debt, including accrued interest thereon, under the terms of the GMP Note.

Entry into MOU and Agreement with Windlas

In August 2020, the Company executed a memorandum of understanding (the “MOU”) with Windlas for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19”, which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches. In September 2020, the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial has been cleared by India regulatory authorities and registered under CTRI. Three sites had been selected for the ARTI-19 trial, the approval of the requisite Institutional Review Boards has been obtained, and the respective staff has been trained into the protocol and electronic data capture systems. Additional sites will be added as the trial progresses. Enrollment of 120 patients was completed during the year ended December 31, 2020. In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVedaTM, and final topline results in April 2021. As described above, ARTIVedaTM is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. We expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, and the United Kingdom; discussions regarding EUA with several of these authorities have commenced. For more information, please see above under Company Overview.

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

Private Placement through JH Darbie & Co., Inc.

Between July 2020 and March 2021, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (the “JH Darbie Financing”). In total, as of December 31, 2020, the Company had issued and sold a total of 63 Units. In addition, 6.3 Units were issued to JH Darbie as fees. Subsequent to December 31, 2020 and through the date of this report, the Company sold the rest of the 37 Units and JH Darbie has earned additional 3.7 Units as fees.

The JH Darbie Financing resulted in gross proceeds of $5 million to the Company. Placement agent fees of $0.65 million were paid to JH Darbie pursuant to that certain Placement Agent Agreement, dated February 25, 2020 between the Company and JH Darbie (the “Darbie Placement Agreement”). In addition, the Company paid approximately $39,000 as legal costs for the transaction. Under the Darbie Placement Agreement, JH Darbie had the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. The Company has had nine tranches under the JH Darbie Financing between July and March 31, 2021. Subsequent to December 31, 2020, the Company received gross funds of $1.85 million through 4 tranches under the JH Darbie Financing. Placement fees of $0.2 million were paid to JH Darbie in connection with such financing.

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

The balance outstanding on PPP loan inclusive of interest accrued was $252,349 and $251,733 on March 31, 2021 and December 31, 2020, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expense during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

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

Research and Development Expense

Research and development expense consist of costs we incur for the development of our investigational drugs and, to a lesser extent, for preclinical research activities. Research and development costs are expensed as incurred. Research and development expense include clinical trial costs, salaries and benefits of employees, including associated stock-based compensation, payments to clinical investigators, drug manufacturing costs, laboratory supplies and facility costs. Clinical trial costs are a significant component of our research and development expense, and these can be difficult to accurately estimate. Included in clinical trial costs are fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs. We estimate clinical trial expense based on the services performed pursuant to contracts with research institutions such as CROs and the actual clinical investigators. These estimates are based on actual time and expenses incurred by the CRO and the clinical investigators. Also included in clinical trial expense are costs based on the level of patient enrollment into the clinical trial and the actual services performed under the related clinical trial agreement. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. Based on patient enrollment reports and services provided, we may periodically adjust estimates for the clinical trial costs. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed, the length of time for these services or the costs of these services, our actual expenses could differ from our estimates.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

A comparison of the Company’s operating results for the three months ended March 31, 2021 and 2020, respectively, is as follows.

	March 31, 2021	March 31, 2020	Variance
Revenue	$-	$340,855	$(340,855)

Operating expense:
Research and development	1,556,673	311,999	1,244,674
General and administrative	481,209	2,677,503	(2,196,294)
Total operating expense	2,037,882	2,989,502	(951,620)
Loss from operations	(2,037,882)	(2,648,647)	610,765
Loss on conversion of debt	(27,504)	(124,598)	97,094
Change in the value of derivatives on debt	(536,345)	(736,298)	199,953
Interest expense, net	(520,906)	(1,148,351)	627,445
Net loss	$(3,122,637)	$(4,657,894)	$(1,537,257)

Net Loss

We recorded a net loss of approximately $3.1 million for the three months ended March 31, 2021, compared to a net loss of approximately $4.7 million for the three months ended March 31, 2020. The reduced loss of approximately $1.5 million for the three months ended March 31, 2021 as compared to the same period of 2020 was primarily due to lower operating expenses of approximately $1.0 million, reduced interest expense, including acceleration of amortization of debt issuance costs related to the debt of approximately $0.6 million, reduced change in value of derivatives and lower revenue of approximately $0.3 million during the three months ended March 31, 2021.

Revenue

We did not record services revenue during the three months ended March 31, 2021 as compared to $0.3 million during the same period ended March 31, 2020. No service has been provided during the three months ended March 2021. The services revenue was recorded from services provided to GMP during the period ended March 31, 2020 in connection with the development of OT-101 for COVID-19, and included reimbursement of costs incurred of approximately $41,000.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $1.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The higher R&D cost was primarily due to higher personnel overhead costs of $200,000 and higher expenses related to clinical trials of approximately $1.0 million.

As a result of our mergers with Oncotelic, Inc. and PointR, we expect to increase research and development activities, including the initiation of new clinical trials including those for COVID-19, and therefore believe that research and development expenses will increase for the remainder of 2021 compared to research and development expenses in 2020, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $2.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease of approximately $2.1 million in stock compensation expense incurred in connection with issuance of new warrants during the three months ended March 2020.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended March 31, 2021, we recorded a loss on conversion of debt by Peak One and TFK of approximately $28,000 related to the difference in fair value to the price at which the debt was converted, compared to a loss of $0.1 million during the same period in 2020.

Change in Value of Derivatives

During the three months ended March 31, 2021, we recorded approximately $0.5 million change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded $0.7 million change during the same period in 2020. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.5 million for the three months ended March 31, 2021 in connection with debt raised from convertible notes and the JH Darbie Financing, as compared to $1.1 million for the same period of 2020, in connection with debt raised from convertible notes during 2019. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2021	December 31, 2020
Cash	$831	$474
Working capital	(12,071)	(10,567)
Stockholders’ Equity	10,892	12,481

The Company has experienced net losses every year since inception and as of March 31, 2021 had an accumulated deficit of approximately $24.4 million. As of March 31, 2021, the Company had approximately $0.8 million in cash, and current liabilities of approximately $13.0 million. Of the approximately $13.0 million in current liabilities, approximately $2 million was debt for conducting clinical trials for OT-101 from GMP, and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones (see Note 1 of the Unaudited Consolidated Financial Statements of this Quarterly Report). The Company does not expect to generate any meaningful revenue from product sales in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Three month ended March 31,
	2021	2020
Net cash used in operating activities	$(1,251,500)	$31,473
Net cash provided by investing activities	-	-
Net cash provided by financing activities	1,608,200	70,000
Increase (decrease) in cash	$356,700	$101,473

Operating Activities

Net cash used in operating activities was approximately $1.3 million for the three months ended March 31, 2021. This was due to the net loss of approximately $3.1 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of $0.4 million, non-cash loss on conversion of debt and change in fair value of derivatives of $0.5 million and changes in operating assets and liabilities of approximately $0.9 million.

Net cash generated from operating activities was approximately $31 thousand for the three months ended March 31, 2020. This was due to the net loss of approximately $4.7 million, which was partially offset by non-cash charges of approximately $4.2 million, non-cash loss on conversion of debt of approximately $0.1 million and changes in operating assets and liabilities of $0.4 million.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $1.6 million, due to a receipt of cash from the JH Darbie Financing of $1.6 million and a short-term loan from a related party of $0.1 million, offset by repayments of debt of approximately $0.1 million. For more information regarding the JH Darbie Financing and the related party loan, see Note 5 and Note 7, respectively, of the Unaudited Consolidated Financial Statements of this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2021 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We are evaluating hiring an external firm to help us with the remediation efforts. We have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021. The risks described below and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2021, the Company issued 657,000 shares of its Common Stock to TFK in connection with the partial conversion of their convertible notes payable. For more information regarding the convertible note issued to TFK, see Note 5 to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

In March 2021, the Company converted 278,188 shares of the Company’s Series A Preferred Stock into 278,187,847 shares of its Common Stock pursuant to the terms of the Merger Agreement and PointR Merger Agreement. For more information regarding the Merger Agreement and the PointR Merger Agreement, see Note 1 to the Unaudited Consolidated Financial Statements included in this Quarterly Report).

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2021:

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.2

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2018 and December 31, 2017				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	May 24, 2021
By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 24, 2021

