Form 10-Q
period 2021-06-30
Oncotelic Therapeutics, Inc.
filed 2021-08-20
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2021, there were 371,354,911 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$461,285	$474,019
Restricted cash	20,000	20,000
Accounts receivable	156,270	19,748
Prepaid & other current assets	56,881	101,869

Total current assets	694,436	615,636

Development equipment, net of depreciation of $106,884 and $101,810	5,074	10,148
Intangibles, net of accumulated amortization of $162,655 and $136,974	847,525	873,206
In process R&D	1,101,760	1,101,760
Goodwill	21,062,455	21,062,455
Total assets	$23,711,250	$23,663,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,149,412	$2,735,805
Accounts payable to related party	322,995	391,631
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	538,610	777,024
Convertible debt for clinical trial	2,040,329	2,000,000
Convertible debt, net of costs	1,658,262	1,091,612
Convertible debt, related party, net of costs	645,947	297,989
Private Placement convertible note, net of costs	1,798,801	943,586
Private Placement convertible note, related party, net of costs	93,488	67,992
Payroll Protection Plan loan	252,973	251,733

Total current liabilities	14,125,817	11,182,372

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 and 278,188 shares issued and outstanding	-	2,782
Common stock, $.01 par value; 150,000,000 shares authorized; 370,096,959 and 90,601,912 issued and outstanding, respectively	3,700,969	906,019
Additional paid-in capital	32,876,120	32,493,086
Accumulated deficit	(27,664,368)	(21,630,008)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,912,721	11,771,879
Non-controlling interests	672,712	708,954

Total stockholders’ equity	9,585,433	12,480,833
Total liabilities and stockholders’ equity	$23,711,250	$23,663,205

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND SIX MONTHS ended JUNE 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Service Revenue	$-	$1,400,000	$-	$1,740,855

Operating expenses:
Research and development	$956,814	$482,142	$2,513,486	$794,141
General and administrative	2,807,398	904,018	3,288,607	3,583,168
Total operating expenses	3,764,212	1,386,160	5,802,093	4,377,309

Loss from operations	(3,764,212)	13,840	(5,802,093)	(2,636,454)
Other expense:
Interest expense, net	(433,979)	(137,089)	(954,886)	(1,283,794)
Change in fair value of derivative on debt	630,174	746,809	93,829	10,512
Loss on debt conversion	-	(41,469)	(27,504)	(166,067)
Total other expense	196,195	568,251	(888,561)	(1,439,349)
Net loss before non-controlling interests	(3,568,017)	582,091	(6,690,654)	(4,075,803)
Net loss attributable to non-controlling interests	(336,737)	-	(656,294)	-
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(3,231,280)	$582,091	$(6,034,360)	$(4,075,803)

Basic net loss per share attributable to common stock	$(0.01)	$0.01	$(0.03)	$(0.05)
Basic weighted average common stock outstanding	369,547,235	88,152,403	232,700,641	86,537,199

Diluted net loss per share attributable to common stock	$(0.01)	$0.01	$(0.03)	$(0.05)
Diluted weighted average common stock outstanding	369,547,235	94,736,703	232,700,641	86,537,217

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

					Additional		Non
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Beneficial Conversion Feature on convertible debt	-	-	-	-	605,719	-	-	605,719
Warrants issued in connection with private placement	-	-	-	-	166,575	-	-	166,575
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-				(2,803,080)	(319,557)	(3,122,637)
Balance at March 31, 2021	-	-	369,446,959	3,694,469	30,690,013	(24,433,088)	1,009,449	10,960,843

Warrants issued in connection with private placement	-	-	-	-	2,023,552	-	-	2,023,552
Common shares issued in lieu of services	-	-	250,000	2,500	67,500	-	-	70,000
Common shares issued for cash			400,000	4,000	95,055			99,055
Net loss	-	-	-	-	-	(3,231,280)	(336,737)	(3,568,017)
Balance as of June 30, 2021	-	$-	370,096,959	$3,700,969	$32,876,120	$(27,664,368)	$672,712	$9,585,433

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

					Additional		Non
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)		$16,901,675

Stock-based compensation	-	-	-	-	2,147,591	-		2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-		721,064
Net loss	-	-				(4,657,894)		(4,657,894)
Balance at March 31, 2020	278,188	2,782	88,032,112	880,321	31,014,633	(16,785,300)		15,112,436

Common shares issued upon partial conversion of debt	-	-	569,800	5,699	97,741	-		103,440
Net loss	-	-	-	-	-	582,091		582,091
Balance as of June 30, 2020	278,188	$2,782	88,601,912	$886,020	$31,112,374	$(16,203,209)		$15,797,967

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,690,654)	$(4,075,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred finance costs	737,330	1,283,691
Amortization of intangible assets	25,683	163,403
Stock-based compensation	2,093,552	2,147,591
Depreciation on development equipment	5,074	18,658
Change in fair value of derivative	(93,829)	(10,512)
Loss on debt conversion	27,504	166,067
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91,534)	68,920
Accounts payable and accrued expenses	1,589,592	454,302
Accounts payable to related party	(68,635)	42,623
Net cash provided by (used in) operating activities	(2,465,917)	258,940

Cash flows from financing activities:
Proceeds from private placement	1,613,200	-
Proceeds from sales of common stock	70,108	-
Proceeds from convertible debt	200,000
Proceeds from short term loans, others	744,875	-
Repaid to note holder	(100,000)	-
Repaid to others	(75,000)	-
Proceeds from Payroll Protection Plan	-	250,000
Proceeds from short term loan, related party	-	70,000
Net cash provided by financing activities	2,453,183	320,000

Net increase (decrease) in cash	(12,734)	578,940

Cash and restricted cash - beginning of period	494,019	81,964

Cash and restricted cash - end of period	$481,285	$660,904

Supplemental cash flow information:
Cash paid for:
Interest paid	$-	$-
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$2,190,127	$-
Common shares issued upon partial conversion of debt	$210,301	$824,504
Common shares issued in lieu of services	$70,000	$-
Non-cash cost upon sale of common stock	$28,947
Beneficial Conversion Feature on convertible debt and restricted common shares	$605,719	$-

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

The Company is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services and was paid for the development of OT-101. The Company recorded $0.9 and $1.2 million as revenue during the three and six months ended June 30, 2020 respectively, upon completion of all performance obligations under the agreement. No similar revenues were recorded during the same periods in 2021. Further, in June 2020, the Company secured $2 million in convertible debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In addition, the Company is developing Artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. This was a global study, with India to contribute at least 120 patients upto the total potential aggregate of 3000 patients. ARTI-19 in India was conducted by Windlas Biotech Private Limited (“Windlas”), business partner in India, as part of the plan for the Company’s global effort at deploying PulmohealTM across India, Africa, and Latin America. We continue to evaluate to seek approval, and subsequently launch PulmohealTM, with or without local partners, in various countries within the regions planned. PulmohealTM is a combination of ARTIVedaTM, our artificial intelligence (“AI”) cough application and our AI post marketing survey (“PMS”).

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda™, or PulmoHeal™, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. These interim results were based on 120 randomized patients across 3 sites in India. The ARTI-19 India trial completed enrollment of 120 randomized individuals, we reported positive topline results in April 2021 and we expect final data as soon as available. Upon completion of the trial results and obtaining regulatory approval for the use in India, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced.

Recent Developments

Equity Purchase Agreement

On May 3, 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches.

Geneva Roth Remark Notes

On May 25, 2021, the Company consummated the closing of a private placement transaction whereby, pursuant to a Securities Purchase Agreement (the “Geneva Agreement”) entered into with Geneva Roth Remark (“Geneva”), the Company issued a convertible promissory note in the aggregate principal amount of $203,750 (the “Note 1”). Further on June 28, 2021, the Company issued an additional convertible promissory note in the aggregate principal amount of $103,750 (“Note 2”, and collectively with Note 1, the “Notes”). The Notes are convertible into shares of the Company’s Common Stock. Additional convertible promissory notes may be issued under the Geneva Agreement for up to $1.2 million in the aggregate principal amount subject to further agreement by and between the Company and Geneva.

Extension of Maturity Date for J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

The Company issued and sold a total of 100 units (“Units”), with each Unit consisting of (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants, consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (collectively, the “JH Darbie Financing”).

In June 2021, the Company and the Investors agreed to extend the maturity date of the Notes from June 30, 2021, to March 31, 2022. In addition, the Company and JHDarbie identified an error in the Oncotelic Warrants and JH Darbie Financing documents which intended to have the investors to purchase $50,000 of shares of Common Stock or Edgepoint Common Stock. However, the Company only issued 50,000 Oncotelic Warrants, with an aggregate exercise price of $10,000. The error was corrected by the Company and the Company issued to the Investors an aggregate of 20.0 million additional Oncotelic Warrants, and 2.0 million additional Oncotelic Warrants to J.H. Darbie., as placement agent. Each Investor was entitled to receive 200,000 additional Oncotelic Warrants for each Unit purchased. The issuance of the additional warrants resulted in the Company recording an expense of $2,023,552 in the Company’s statement of operations during the three months ended June 30, 2021. No similar expense was recorded in the same period in 2020.

Consent Solicitation

In June 2020, the Company commenced a solicitation of various shareholder consents (the “Consent Solicitation”), pursuant to a consent solicitation statement (the “Consent Solicitation Statement”), to the holders (the “Stockholders”) of its Common Stock and Preferred Stock, to approve the following actions:

(1) changing the name of the Company and changing the Company’s ticker symbol (the “Name Change”);

(2) amending the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of common stock (“Common Stock”) available for issuance from 7.25 million shares to 27.25 million shares, and increasing the maximum number of stock awards that may be issued in any fiscal year from 500,000 to 1,000,000 shares (the “Plan Amendment”);

(3) increasing the authorized number of shares of Common Stock from 150,000,000 to 750,000,000 (the “Capital Increase”); and

(4) amending and restating the certificate of incorporation for the Company (the “Amended and Restated Certificate”) to give effect to the Name Change, Capital Increase and forum selection provision.

The Stockholders approved the Name Change, the Plan Amendment, the Capital Increase, and the Amended and Restated Certificate. In November 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” Further, in February 2021, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares. The Company has converted its 278,188 shares of Preferred Stock to 278,187,847 shares of Common Stock effective March 31, 2021.

The Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Registrant’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”) filed with the SEC along with our form S-8 on April 19, 2021. Such additional shares were approved by the Stockholders on August 10, 2020, as stated in the Company’s Current Report on Form 8-K filed on August 14, 2020.

A notice of corporate action was filed with the Financial Industry Regulatory Authority (“FINRA”), requesting approval to change its name and ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol has changed from “MATN” to “OTLC”.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $27.7 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of $13.4 million at June 30, 2021 of which $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR merger agreement. The Company has negative cash flows from operations for the six months ended June 30, 2021 of $2.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Between July 2020 and March 2021, the Company raised gross proceeds of $5 million, through the JH Darbie Financing. The Company incurred $0.7 million of costs associated with the raise, of which $0.65 million was paid as direct placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which JH Darbie had the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. Concurrently with the sale of the Units, JH Darbie was granted, a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

In addition to the JH Darbie Financing, the Company raised $0.1 million from the Equity Purchase Agreement with Peak One, $0.3 million from Geneva and an additional $0.8 million from various bridge financiers, including $0.3 million from Autotelic Inc., a related party.

During the three and six months ended June 30, 2020, the Company recorded a total of approximately $0.9 and $1.2 million, respectively in service revenues from GMP. No similar revenues were recorded during the similar periods in 2021. There are no assurances that the Company would be able to generate revenues for services and/or out-licensing fees in the near future.

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

Cash

As of June 30, 2021, and December 31, 2020 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2021 and December 31, 2020. The derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at June 30, 2021 and December 31, 2020, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2021 and 2020:

	June 30, 2021 Conversion Feature	June 30, 2020 Conversion Feature
Balance at January 1, 2021 and 2020	$777,024	$540,517
New derivative liability	-	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(144,585)	(408,811)
Change in fair value	(93,829)	(10,512)

Balance at June, 2021 and 2020	$538,610	$991,462

As of June 30, 2021 and 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2021 and 2020:

	June 30, 2021 Key Assumptions for fair value of conversions	June 30, 2020 Key Assumptions for fair value of conversions
Risk free interest	0.07%	0.16%
Market price of share	$0.36	$0.1875
Life of instrument in years	0.81 - 1.10	1.81 – 2.10
Volatility	94.4%	151.87%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2021 and 2020, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Convertible notes	37,641,648	11,584,300	37,641,648	8,000,000
Stock options	3,941,301	6,135,284	3,941,301	6,135,284
Warrants	42,737,500	15,237,500	42,737,500	15,237,500
Potentially dilutive securities	84,320,449	26,372,784	84,320,449	26,372,784

The following table reflects the inclusion of the common stock equivalents included in the calculation of the diluted net income per share for the three months ended June 30, 2020. No similar calculations are required for the three months ended June 30, 2021 or the six months ended June 30, 2021 and 2020, respectively as all these periods had losses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and six months ended June 30, 2021 and 2020, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and six months ended June 30, 2021 and 2020, there were no impairment losses recognized for Goodwill.

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

Research Service Agreement between GMP and Oncotelic /Oncotelic Inc. (“Oncotelic Entities”)

In February 2020, Oncotelic Inc. and GMP entered into a research and services agreement (the “Agreement”) memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, the Company reported the positive anti-viral activity results of OT-101 (the “Product”) in an in vitro antiviral testing performed by an independent laboratory to GMP, at which time, the Oncotelic Entities and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of the Product within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID field on a global basis, and an economic interest in the use of the Product in the COVID field including 50/50 profit sharing. GMP paid the Company fees of $0.3 million for the Agreement during the three months ended March 31, 2020 and $0.9 million for the Supplement during the three months ended June 30, 2020, respectively. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred.

Agreement with Autotelic BIO (“ATB”)

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made after the successful completion of the in-vivo study and, as such, the Company recorded the revenue. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic Inc.’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. The Company recorded $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study during the three months ended June 30, 2020.

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

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

The Company completed a merger with Oncotelic, which gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, since both assets are currently being developed for various cancer and COVID-19 therapies, and the Company is contemplating other collaboration efforts for both products and the other products that the Company owns, the Company does not believe the there are any factors or indications that the goodwill is impaired.

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

Intangible Asset Summary

The following table summarizes the balances as of June 30, 2021 and December 31, 2020, of the intangible assets acquired, their useful life, and annual amortization:

	June 30, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	16.50
Intangible asset – Capitalization of license cost	190,989	16.50
	1,010,180
Less Accumulated Amortization	(162,655)
Total	$847,525

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.00
Intangible asset – Capitalization of license cost	190,989	18.00
	1,010,180
Less Accumulated Amortization	(136,974)
Total	$873,206

Amortization of identifiable intangible assets for the three months ended June 30, 2021 and 2020 was $12,841 and $12,841, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2021 and 2020 was $25,683 and $25,683, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the six months and years ended December 31,

Six months of 2021	$25,683
2022	51,365
2023	51,365
2024	51,365
2025	51,365
Thereafter	616,382
$847,525

In-Process Research & Development (IPR&D) Summary

The IPR&D assets were acquired in the PointR acquisition during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of June 30, 2021 and December 31, 2020 was $1,101,760.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30, 2021	December 31, 2020

Accounts payable	$3,309,612	$1,937,419
Accrued expense	839,801	798,386
	$4,149,413	$2,735,805

	June 30, 2021	December 31, 2020

Accounts payable – related party	$322,995	$391,631

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2021 special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

June 30, 2021
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	22,389
10% Convertible note payable, due April 23, 2022 – Related Party	105,964
10% Convertible note payable, due August 6, 2022 – Bridge Investor	178,306
306,659
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	116,458
5% Convertible note payable – Related Party	269,984
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	269,503
5% Convertible note payable – CEO, CTO & CFO	88,307
5% Convertible note payable – Bridge Investors	180,923
925,175
Geneva Notes
Geneva notes	307,500

Other Debt
Short term debt from CEO	20,000
Short term debt – bridge investors	425,825
Short term debt from CFO	69,050
Short term debt – Autotelic Inc	250,000
764,875
Total of debentures, notes and other debt	$2,304,209

As of December 31, 2020, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	$-
10% Convertible note payable, due April 23, 2022 - TFK	39,065
10% Convertible note payable, due April 23, 2022 – Related Party	14,256
10% Convertible note payable, due April 23, 2022 – Bridge Investor	69,848
10% Convertible note payable, due August 6, 2022 – Bridge Investor	168,421
291,590
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	213,046
5% Convertible note payable – Related Party	263,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	263,253
5% Convertible note payable – CEO, CTO & CFO	86,257
5% Convertible note payable – Bridge Investors	176,722
1,003,011
Other Debt
Short term debt from CFO	25,000
Short term debt from CEO	20,000
Other short term debt – Bridge Investor	50,000
95,000
Total of debentures, notes and other debt	$1,389,601

Convertible Debentures

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

Total amortization expense related to these debt discounts was $81,639 and $460,339 for the six months ended June 30, 2021, and 2020, respectively. In addition, during the six months ended June 30, 2021 and 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $24,491 and $192,761, respectively upon the partial and/or full conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at June 30, 2021 and December 31, 2020, was approximately $93,340 and $200,205, respectively.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days during the year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2020, we had a derivative liability of approximately $777,000. The Company recorded additional derivative liability from the change in fair value of approximately $50,262 during the six months ended June 30, 2021. The Company also extinguished approximately $144,585 of derivative liability following the conversion of certain notes to the Company’s common stock in the six months ended June 30, 2021.

The Company recorded additional derivative liability of approximately $870,000 during the six months ended June 30, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $409,000 of derivative liability following the conversion of certain notes to the Company’s common stock in the six months ended June 30, 2020. Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option

Bridge Financing

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended June 30, 2021. Total unamortized discount on this note was $0 and $0 at June 30, 2021 and December 31, 2020, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended June 30, 2021. Total unamortized discount on this note was $0 as of June 30, 2021.

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

Peak One converted $200,000 of Tranche #1 out of their total debt into 2,581,945 shares of the Company during the year ended December 31, 2020. Further, Peak One converted $200,000 of Tranche #2 of their total debt into 2,000,000 shares of the Company during the year ended December 31, 2020. As such, the total outstanding debt for Peak One was $0 as of June 30, 2021.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted, stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $3,015 for the three months ended June 30, 2021. Total unamortized discount on this note was $0 as of June 30, 2021 and June 30, 2021.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of common stock of the Company during the year ended December 31, 2020. As such, the total gross outstanding debt for TFK was approximately $67,000 as of December 31, 2020. TFK had a balance of approximately $109,000 related to the derivative liability as of December 31, 2020. The Company recorded approximately $38,000 as an increase in fair value for the derivative liability, and hence the TFK had a balance of approximately $145,000 of derivative liability. The Company extinguished the $145,000 of derivative liability and approximately $67,000 of the value of the debt, totaling approximately $210,000 following the conversion of the notes to the Company’s common stock during the three months ended June 30, 2021 for a total of 657,200 shares of common stock of the Company and recorded a loss on the conversion of approximately $2,000 for the three months and six ended June 30, 2021. As such, TFK’s debt as of June 30, 2021 was $0.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $2,743 and $2,715 for the six months ended June 30, 2021, and 2020, respectively. Total unamortized discount on this note was $4,441 as of June 30, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $8,132 for the six months ended June 30, 2021. Total unamortized discount on this note was $13,167 as of June 30, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $4,943 at June 30, 2021. Total unamortized discount on this note was $26,636 as of June 30, 2021.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended March 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of June 30, 2021, Peak One and TFK had fully converted their notes.

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

The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 and $111,111 for the six months ended June 30, 2021, and 2020, respectively. Total unamortized discount on this note was $0 as of June 30, 2021.

Further, the Company recorded interest expense of $11,250 and $12,500 on these Fall 2019 Notes for the three months ended June 30, 2021, and 2020, respectively. The Company recorded interest expense of $22,708 and $25,000 on these Fall 2019 Notes for the six months ended June 30, 2021, and 2020, respectively.

The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of June 30, 2021, and December 31, 2020, was $925,174 and $1,003,011, respectively.

Geneva Notes

In May and June 2021, the Company entered into Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Geneva”), whereby the Company issued two convertible notes in the aggregate principal amount of $307,500 convertible into shares of common stock of the Company with additional tranches of financing of up to $1,200,000 in the aggregate term of the note. The convertible notes carry a six (6%) percent coupon and a default coupon of 22%, and both mature one year from issuance. Geneva has the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following issuance date and ending on the maturity date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at sixty five (65%) percent multiplied by the lowest two (2) daily volume weighted average price over the fifteen (15) consecutive trading days. The convertible notes carry a put feature, at the option of Geneva, whereby upon the occurrence of certain events of default, the convertible notes repayment should be accelerated, in the amount of principal plus accrued but unpaid interest plus default interest, in cash with premium.

The total amount outstanding under the Geneva Notes as of June 30, 2021, and December 31, 2020, was $307,500 and $0, respectively. $100,000 of the total net proceeds for the June 2021 tranche was received by the Company subsequent to June 30, 2021 and is included in the accounts receivable as of June 30, 2021.

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

The Company believes it met the PPP’s loan forgiveness requirements and on August 7, 2021 applied for forgiveness. When legal release is received from the SBA or lender, the Company will record the amount forgiven as forgiveness income within the other income section of its statement of operations. If any portion of the PPP loan is not forgiven, the Company will be required to repay that portion, plus interest, through the maturity date.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

The balance outstanding on PPP loan, inclusive of accrued interest, was $252,973 and $251,733 on June 30, 2021 and December 31, 2020, respectively.

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. As of December 31, 2020, GMP has been invoiced by the clinical research organization for the full $2 million and as such the Company has recognized the liability as a convertible debt.

The balance outstanding on the GMP Note, inclusive of accrued interest, was $2,040,329 and $2,000,000 on June 30, 2021 and December 31, 2020, respectively.

Other short-term loans

Other Debt
Short term debt from CEO	$20,000
Short term debt – bridge investors	425,825
Short term debt from CFO	69,050
Short term debt – Autotelic Inc	250,000
$764,875

The Company’s CEO had provided a short term loan of $70,000 to the Company during the year ended December 31, 2020, of which $50,000 was repaid. As such, $20,000 was outstanding at June 30, 2021. During the three months ended March 31, 2021, Autotelic Inc. provided a short term funding of $120,000 to the Company, which was repaid after the three months ended March 31, 2021. On May 18, 2021, Autotelic provided an additional short term funding of $250,000 to the Company. As such, $250,000 was outstanding and payable to Autotelic at June 30, 2021. During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. Additionally, the Company received $69,050 from the Company’s CFO during the three months ended June 30, 2021 and such amount was outstanding as of June 30, 2021.

During the three months ended June 30, 2021, the Company received $425,825 primarily from two bridge investors and such amount was outstanding as of June 30, 2021.

NOTE 6 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 31, 2021, the Company entered into varioussubscription agreements with certain accredited investors, including the CEO, pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edge Point Common stock for a price of $1.00 per share of Edge Point Common stock.
■	One convertible promissory note, convertible up to 25,000 shares of Edge Point Common stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s common stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edge Point Common stock at $1.00 per share and an equivalent number of shares of the Company’s common stock at $0.20 per share with a three-year expiration date. Either the Edgepoint or the Company’s warrants would be exercised.

As June 30, 2021, funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

June 30, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$1,798,801
Subscription agreements – related party	93,488
Total convertible promissory notes	$1,892,289

The Company incurred approximately $0.64 million of issuance costs, including legal costs of approximately $39,000, that are incremental costs directly related to the issuance of the various instruments bundled in the offering.

Concurrently with the sale of the Units, JH Darbie was granted a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

The terms of convertible notes are summarized as follows:

■	Term: Through June 30, 2021 (extended to March 31, 2022).
■	Coupon: 16%.
■	Convertible at the option of the holder at any time in the Company’s Common Stock or Edgepoint Common Stock.
■	The conversion price is initially set at $0.18 per share for the Company’s Common Stock or $1.00 for Edgepoint Common Stock, subject to adjustment.

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

As of the multiple closings of the Company during the three months ended March 31, 2021, under the private placement memorandum with JH Darbie, the estimated volume weighted grant date fair value of approximately $0.23 per share associated with the warrants to purchase up to 2,035,000 shares of common stock issued in this offering, or a total of approximately $ 0.5 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	1.5 years
Expected volatility	152.3%-164.8%
Risk-free interest rates	0.09%-0.11%
Dividend yields	0.00%

As of the multiple closings of the Company through December 31, 2020, under the private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.18 per share associated with the warrants to purchase up to 3,465,000 shares of common stock issued in this offering, or a total of approximately $0.6 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values.

Expected Term	1.5 years
Expected volatility	168.5%-191.9%
Risk-free interest rates	0.12%-0.15%
Dividend yields	0.00%

The Company recorded an initial debt discount of approximately $0.7 million representing the intrinsic value of the non-bifurcated conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $659,854 and $0 for the six months ended June 30, 2021, and June 30, 2020, respectively, which is included in interest expense in the statements of operations.

On June 29, 2021, the Company executed amendment #4 to the private placement memorandum. At the time of the original PPM, the Company had inadvertently made an error in the PPM. Originally, the investor was granted 50,000 of the Company’s warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.20 or 50,000 warrants to purchase an equivalent number of Edgepoint’s common share at strike price of $1.00. However, the PPM was incorrectly written in that the investor could only invest in $10,000 (50,000 shares of common stock at $0.20 per share) of common stock of the Company) or $50,000 (50,000 shares of common stock in Edgepoint AI, Inc. at $1.00 per share). In conjunction with amendment #4 and to correct the error in the PPM, the Company approved the issuance of further 20,000,000 warrants to purchase shares of common stock of the Company to the investors in the 100 Units and 2,000,000 warrants to purchase shares of common stock of the Company to the Placement Agent at the same terms and conditions of the PPM. To clarify further, each unit will receive additional 200,000 warrants to purchase an equivalent number of shares of the Company’s common stock at $0.20 per share, so as to make it overall 250,000 warrants to buy an equivalent number of shares of the Company’s common stock, for which the investor would pay a total of $50,000 per unit invested upon exercise.

In connection with the additional warrants issued by the Company in connection with the amendment #4, the Company recorded a stock-based compensation fair value expense of $2,023,522 during the period ended June 30, 2021. No similar expense was recorded during the same period of 2020. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values.

Expected Term	1-2 years
Expected volatility	94.4%-130.0%
Risk-free interest rates	0.08%-0.25%
Dividend yields	0.00%

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

Expenses related to the MSA were $117,980 for the three months ended June 30, 2021 as compared to $82,313 for the same period of 2020. Expenses related to the MSA were $482,445 for the six months ended June 30, 2021 as compared to $159,404 for the same period of 2020.

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

During the three months ended March 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company, which was repaid in April 2021. During the three months ended June 30, 2021, Autotelic Inc. provided a short-term loan of $250,000 to the Company.

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

No expense was recorded during the three and six months ended June 30, 2021 or 2020, respectively, related to this Agreement.

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

The Company recorded an expense of $45,000 during the three months ended June 30, 2021 related to this Agreement as compared to $30,000 during the same period in 2020. The Company recorded an expense of $90,000 during the three months ended June 30, 2021 related to this Agreement as compared to $30,000 during the same period in 2020.

NOTE 8 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). Under the terms of the EPL, the Company issued 250,000 shares of Common Stock to Peak One. Further, under the terms of the EPL, Peak One agreed to purchase from the Company up to $10,000,000 of the Company’s Common Stock upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission and subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The Registration Rights Agreement provided that the Company would (i) file the Registration Statement with the SEC by July 2, 2021; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, within 90 days after the execution date of the definitive agreements). The Company filed a Registration Statement on Form S-1 with the Commission on May 24, 2021, and the Form S-1 was declared effective on June 2, 2021.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to the Investor and the Investor will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The minimum amount that the Company shall be entitled to put to the Investor in each put notice is $20,000 and the maximum amount is up to the lesser of $1.0 million or two hundred fifty percent (250%) of the average daily trading volume of the Company’s Common Stock defined as the average trading volume of the Company’s Common Stock in the ten (10) days preceding the date on the put notice multiplied by the lowest closing bid price in the ten (10) immediately preceding the date of the put notice. Pursuant to the Equity Purchase Agreement, the Investor will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to the Investor that would result in the Investor’s beneficial ownership of the Company’s outstanding Common Stock exceeding 4.99%. The price of each put share shall be equal to ninety one percent (91%) of the market price, which is defined as the lesser of (i) closing bid price of the Common stock on the trading date immediately preceding the respective put date, or (ii) the lowest closing bid price of the Common Stock during the seven (7) trading days immediately following the clearing date associated with the applicable put notice.

In connection with the EPL, the Company issued 250,000 shares of Common Stock to Peak One and recorded a fair value stock compensation expense of approximately $70,000.

During the three months ended June 30, 2021, the Company sold a total of 400,000 shares of Common Stock at prices ranging from $0.15 and $0.23 for total gross proceeds of approximately $99,000, net of issuance costs of approximately $29,000. Approximately $37,000 of the total net proceeds was received by the Company subsequent to June 30, 2021 and is included in the accounts receivable as of June 30, 2021.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock during the six months ended June 30, 2021

In January 2021, the Company issued 657,200 shares of its Common Stock to TFK in connection with the part conversion of their convertible notes payable.

In March 2021, the Company converted 278,188 shares of our Series A Preferred Stock to 278,187,847 shares of its Common Stock.

In May 2021, the Company issued 250,000 shares of its Common Stock to Peak One in connection with the EPL and recorded a stock compensation expense of approximately $70,000.

In June 2021, the Company sold a total of 400,000 registered shares of Common Stock at prices ranging from $0.15 and $0.23 in connection with the EPL. The Company received net cash of $70,000 against such sale.

Issuance of Common Stock during the six months ended June 30, 2020

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

As of June 30, 2021, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. The Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Registrant’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the Securities and Exchange Commission (the “SEC”) vide a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s Common Stock available for issuance under the 2015 plan is 27,250,000. After June 30, 2021, the Company issued 1,257,952 of its common shares in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to its employees. All these grants had been approved by the Board of Directors of the Company under the 2015 Plan.

Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the six months ended June 30, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	3,941,301	$0.78
Outstanding at June 30, 2021	3,941,301	$0.78

For the year ended December 31, 2020

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	6,145,044	$0.75
Expired or canceled	(2,203,743)	0.70
Outstanding at December 31, 2020	3,941,301	$0.78

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2021:

			Weighted-
		Weighted-	Average
	Outstanding	Average	Exercise	Number
Exercise prices	Options	Remaining Life	Price	Exercisable

$0.22	1,750,000	4.84	$0.22	1,750,000
0.38	900,000	4.16	0.38	900,000
0.73	762,500	3.78	0.73	762,500
1.37	150,000	2.00	1.37	150,000
1.43	300,000	3.91	1.43	300,000
11.88	2,359	0.51	11.88	2,359
15.00	75,000	3.91	15.00	75,000
19.80	1,442	0.34	19.80	1,442
	3,941,301	4.28	$0.78	3,941,301

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.22 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. Correspondingly, the aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.22 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2021, there was no future compensation cost as all stock options vested prior to December 31, 2019 and the compensation was fully expensed prior to the Merger. In August 2019, the Company had entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer (“CEO”); Dr. Chulho Park, its prior Chief Technology Officer (“CTO’); and Mr. Amit Shah, the Chief Financial Officer (“CFO”). The incentive stock options and the restricted stock awards approved for the Company’s executive officers were granted and issued after June 30, 2021. The Company issued 1,257,952 of its common shares in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to its employees, including the awards due to the CEO, CFO, the prior CTO and Saran Saund, the Chief Business Officer of the Company. The Company shall measure the stock-based compensation cost and record such cost in the relevant period.

Warrants

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding warrants survived. The below information represents the Company’s associated warrant activity.

During the three months ended March 31, 2021, 2,035,000 warrants were issued related to private placement. The fair value of these warrants on issue date amounted to $467,637 with an expected life of 1.5 years, as calculated using Black Scholes valuation model. Further, during the three months ended June 30, 2021, and as disclosed in Note 6 above, the Company issued 20,000,000 warrants were issued related to private placement. The fair value of these warrants on issue date amounted to $2,023,552 with an expected life of 1-2 years, as calculated using Black Scholes valuation model.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	18,702,500	$0.20
Issued during six months ended June 30, 2021	24,035,000	0.20
Outstanding at June 30, 2021	42,737,500	$0.20

		Weighted-
		Average
For the year ended December 31, 2020	Shares	Exercise Price

Outstanding at January 1, 2020	19,515,787	$0.60
Issued during the year ended December 31, 2020	17,215,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at December 31, 2020	18,702,500	$0.20

The following table summarizes information about warrants outstanding and exercisable at June 30, 2021:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.08	$0.20	1,487,500
0.20	41,250,000	2.15	0.20	41,250,000
	42,737,500	2.15	$0.20	42,737,500

The Company issued 24,035,000 warrants during the six months ended June 30, 2021, of which 22,000,000 warrants issued during the three months ended June 30, 2021. The Company recorded stock-based compensation of approximately $2.0 million, as fair value of the warrants, using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable.

Expected Term	1-2 years
Expected volatility	94.4 – 130.0%
Risk-free interest rates	0.08 – 0.25%
Dividend yields	0.00%

The Company issued 13,750,000 warrants issued during the six months ended June 30, 2020 were as recorded stock-based compensation of $2.1 million as the fair value of the warrants using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

NOTE 11 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of June 30, 2021 and December 31, 2020 are as follows in thousands:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$1,164	$1,164
Assets	6,015	6,227
Liability accruals	253	173
R&D Credit	4,776	4,760
Capital Loss	528	528
Deferred state tax	(2,173)	(2,086)
Net operating loss carry forward	56,506	56,090
Total gross deferred tax assets	67,069	66,856
Less - valuation allowance	(67,069)	(66,856)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $68.0 million and $66.9 million as of June 30, 2021 and December 31, 2020, respectively, which primarily relate to net operating loss carryforwards.

As of June 30, 2021 and December 31, 2020, the Company had gross federal net operating loss carryforwards of approximately $239.7 million and $237.7 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

At June 30, 2021 and December 31, 2020, the Company had California state gross operating loss carry-forwards of approximately $74.9 million and $69.8 million which will expire in various amounts from 2028 through 2040. At December 31, 2020, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

The Company identified its federal and California state tax returns as “major” tax jurisdictions. The periods out income tax returns are subject to examination for these jurisdictions are 2017 through 2020. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. As of the date of this filing, the Company has not filed its 2019 and 2020 federal and state corporate income tax returns. The Company expects to file these documents as soon as practical.

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

NOTE 13 – SUBSEQUENT EVENTS

Stock Awards Under the 2015 Plan

The Company issued 1,257,952 shares of its Common Stock in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to its employees. All these grants had been approved for issuance after June 30, 2021 by the Board of Directors of the Company under the 2015 Plan.

Unsecured Convertible Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured, and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the Notes (the “Majority Holders”), on or after (a) the one year anniversary of the Notes ,or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the Notes at any time. Events of Default under the Notes include, without limitation, (i) failure to make payments under the Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Notes. The Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.18 per share.

GMP Letter of Intent and Term Sheet

On August 13, 2021 the Company, the CEO, and GMP executed a letter of intent and a non-binding term sheet (the “Term Sheet”), which Term Sheet included certain binding terms relating to a standstill agreement and the issuance of a convertible promissory note (as more fully described below). The Term Sheet sets forth the terms and conditions pursuant to which the Company and GMP will, subject to shareholder approval, form a joint venture (the “JV”) with the objective to develop the Company’s product portfolio. Pursuant to the Term Sheet, the Company will contribute its product portfolio to the JV in consideration for a 35% ownership stake in the JV. As set forth above, the Term Sheet sets forth certain binding terms regarding (i) a 45-day standstill by the Company, and (ii) the issuance by the Company of a convertible note for $1.5 million to GMP to fund the OT-101 clinical trial study close-out. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. The formation of the JV is not assured as the formation of the JV is subject to approval of the Company’s shareholders and the execution of definitive agreements, among other conditions.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Quarterly Report and in other reports that we file with the Securities and Exchange Commission (“SEC”). The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that the actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

Amendments to Certificate of Incorporation

In November 2020 the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action was filed with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol had changed from “MATN” to “OTLC”.

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation, as amended (the “Charter Amendment”), with the Secretary of State for the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the Charter Amendment increased the number of authorized shares of common stock, par value $0.01 per share (“Common Stock”) from 150,000,000 shares to 750,000,000 shares.

Conversion of Series A Preferred Stock to Common Stock

Subsequent to obtaining the approval from FINRA on March 29, 2021 related to the various corporate actions, the Company converted 278,188 Series A Preferred Stock into 278,187,847 shares of Common Stock of the Company. After such conversion and as of May 7, 2021, the total number of shares of Common Stock outstanding is 369,696,959.

Recent Events

Peak One Equity Purchase Agreement

On May 3, 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock. Under the EPL and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit Put Notices (as defined in the EPL) to Peak One (i) in a minimum amount not less than $20,000.00, and (ii) in a maximum amount up to the lesser of (a) $1.0 million or (b) 250% of the Average Daily Trading Value (as defined in the EPL). In exchange for Peak One entering into the EPL, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 250,000 shares of Common Stock, and (B) file a registration statement registering the Common Stock issued or issuable to Peak One under the EPL for resale (the “Registration Statement”) with the SEC within 60 calendar days of the date of the EPL, as more specifically set forth in the Registration Rights Agreement. The obligation of Peak One to purchase the Company’s Common Stock shall begin on the date of the EPL, and ending on the earlier of (i) the date on which Peak One shall have purchased Common Stock pursuant to the EPL equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the initial effectiveness of the Registration Statement , (iii) written notice of termination by the Company to Peak One (subject to certain restrictions set forth in the EPL), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”). During the Commitment Period, the purchase price to be paid by Peak One for the Common Stock under the EPL shall be 91% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the EPL), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the EPL), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

During the three months ended June 30, 2021, the Company sold total of 400,000 shares of Common Stock at prices ranging from $0.15 and $0.23 for total gross proceeds of approximately $99,000, net of issuance costs of approximately $29,000. Approximately $37,000 of the total net proceeds was received by the Company subsequent to June 30, 2021 and is included in the accounts receivable as of June 30, 2021.

Private Placement through JH Darbie & Co., Inc.

Between July 2020 and March 2021, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (the sale of Units is hereinafter, the “JH Darbie Financing”). In total, as of December 31, 2020, the Company had issued and sold a total of 63 Units. In addition, 6.3 Units were issued to JH Darbie as fees. Subsequent to December 31, 2020 and through the date of this report, the Company sold the remaining 37 Units and JH Darbie earned an additional 3.7 Units as fees.

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

In June 2021, the Company and the Investors agreed to extend the maturity date of the Notes from June 30, 2021, to March 31, 2022. In addition, the Company and JHDarbie identified an error in the Oncotelic Warrants and JH Darbie Financing documents which intended to have the investors to purchase $50,000 of shares of Common Stock or Edgepoint Common Stock. However, the Company only issued 50,000 Oncotelic Warrants, with an aggregate exercise price of $10,000. The error was corrected by the Company and the Company issued to the Investors an aggregate of 20.0 million additional Oncotelic Warrants, and 2.0 million additional Oncotelic Warrants to J.H. Darbie, as placement agent. Each Investor was entitled to receive 200,000 additional Oncotelic Warrants for each Unit purchased.

Geneva Roth Remark Notes

In May and June 2021, the Company entered into Securities Purchase Agreement (the “Geneva Agreement”) with Geneva Roth Remark Holdings Inc. (“Geneva”), whereby the Company issued two convertible notes (collectively, the “Geneva Notes”) in the aggregate principal amount of $307,500, convertible into shares of Common Stock. Under the terms of the Geneva Agreement, the Company will receive additional tranches of convertible note financing of up to $1.2 million throughout the term of the Geneva Agreement. The Geneva Notes have an interest rate of six percent (6%), which increases to twenty-two percent (22%) in the event of a default under each respective Note, and both mature one year from issuance (the “Maturity Date”). Geneva has the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following issuance date and ending on the Maturity Date to convert all or any part of the outstanding and unpaid amount of the applicable Geneva Note into the Company’s Common Stock at a conversion price established at sixty five (65%) percent multiplied by the lowest two (2) daily volume weighted average price over the fifteen (15) consecutive trading days. The Geneva Notes include a clause accelerating the Company’s payment obligations upon the occurrence of certain events of default whereby, at the option of Geneva, the Company will become immediately obligated to repay Geneva in an amount equal to the principal of the applicable Geneva Loan plus both accrued but unpaid interest and default interest, in cash, with premium.

The total amount outstanding under the Geneva Notes as of June 30, 2021, and December 31, 2020, was $307,500 and $0, respectively. $100,000 of the total net proceeds for the June 2021 tranche was received by the Company subsequent to June 30, 2021 and is included in the accounts receivable as of June 30, 2021.

Short-term loans

The Company’s CEO had provided a short term loan of $70,000 to the Company during the year ended December 31, 2020, of which $50,000 was repaid. As such, $20,000 was outstanding at June 30, 2021. During the three months ended March 31, 2021, Autotelic Inc. provided a short term funding of $120,000 to the Company, which was repaid after the three months ended March 31, 2021. On May 18, 2021, Autotelic provided an additional short term funding of $250,000 to the Company. As such, $250,000 was outstanding and payable to Autotelic at June 30, 2021. During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. Additionally, the Company received $69,050 from the Company’s CFO during the three months ended June 30, 2021 and such amount was outstanding as of June 30, 2021. During the three months ended June 30, 2021, the Company received $425,825 primarily from two bridge investors and such amount was outstanding as of June 30, 2021.

Unsecured convertible notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic the CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured, and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the Notes (the “Majority Holders”), on or after (a) the one year anniversary of the Notes ,or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the Notes at any time. Events of Default under the Notes include, without limitation, (i) failure to make payments under the Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Notes. The Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.18 per share.

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

The Company filed a Current Report on Form 8-K with the SEC to declare the voting results on August 14, 2020. In November 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware changing its name from “Mateon Therapeutics, Inc.” to “Oncotelic Therapeutics, Inc.” A notice of corporate action was filed with FINRA, requesting confirmation to change its name and approval for a new ticker symbol. On March 29, 2021, the Company received approval from FINRA on its notice of corporate action, and effective March 30, 2021, the Company’s ticker symbol changed from “MATN” to “OTLC”.

In January 2021, the Company filed the Charter Amendment, with the Secretary of State for the State of Delaware, which Charter Amendment went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the Charter Amendment increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

The Company registered an additional 20,000,000 shares of its Common Stock, which may be issued pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the Stockholders on August 10, 2020 and disclosed on the Company’s Current Report on Form 8-K filed on August 14, 2020. As such, the total number of shares of the Company’s Common Stock available for issuance under the Plan are 27,250,000.

In March 2021, the Company converted 278,188 shares of the Company’s Series A Preferred Stock to 278,187,847 shares of its Common Stock pursuant to the terms of the agreement and plans of merger with Oncotelic, Inc. and PointR (collectively, the “Mergers”). For additional information on the Mergers, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021.

Mergers

The Company consummated the transactions for both Mergers in 2019. For additional information on both mergers, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek approval from the United States Food and Drug Administration (“FDA”) ourselves.

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

The Company is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an Investigational New Drug Application (“IND”) with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. The Company has initiated clinical trials in Latin America to evaluate the efficacy of OT-101 against COVID-19 and expects preliminary results before the end of the fiscal year 2021. The Company plans to initiate the Company’s Phase 2 clinical trial of OT-101, a TGF-β antisense, for the treatment of patients with mild to severe COVID-19 infection. The multi-center, double blind, randomized, placebo-control study pas planned to evaluate the safety and efficacy of OT-101 in combination with standard of care on two patient groups – (1) mild or moderate disease, and (2) severe disease requiring mechanical ventilation or intubation. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In addition, the Company is developing Artemisinin as an Ayurvedic therapeutic under the product names ARTIVedaTM (when marketed within India), and ArtiShieldTM (when marketed outside of India) (ARTIVedaTM and ArtiShieldTM are collectively referred to herein as “ARTIVedaTM”). Artemisinin, purified from a plant Artemisia Annua, has exhibited an ability to inhibit TGF-β activity and neutralize COVID-19. The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The clinical study (“ARTI-19”) showing these results was a global study, enrolling at least 120 patients. The number of patients planned to be enrolled in the ARTI-19 trial increases the total aggregate number of patients using ARTIVedaTM to 3,000. The ARTI-19 trials were conducted by Windlas Biotech Private Limited (“Windlas”), the Company’s business partner in India, as part of the Company’s global effort at deploying ARTIVedaTM across India, Africa, and Latin America. The Windlas study evaluates the safety and efficacy of Artemisia Absinthium Powder 500mg capsule of ARTIVedaTM in the treatment of adults with COVID-19. Data from ARTI-19 is expected by end of the fourth quarter of the fiscal year 2021. The ARTI-19 trial was registered under the Clinical Trials Registry India (“CTRI”) with three active sites and additional sites to be added as the trial progresses and expands. ARTI-19 was conducted with Windlas as part of the plan for the Company’s global effort at deploying PulmohealTM, a product package of ARTIVedaTM, our artificial intelligence (“AI”) cough application (“ArtiHealth”), and our AI post marketing survey (“PMS”), across India, Africa, and Latin America. We continue to evaluate to seek approval, and subsequently launch PulmoHealTM, with or without local partners, in various countries within the regions planned.

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTI-19 trials for ARTIVeda™. The interim results announced were, as previously disclosed above, based on 120 randomized patients across three sites in India. We reported positive topline results in April 2021, and we expect final data as soon as available. Upon completion of the trial results and obtaining regulatory approval for the use in India, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced.

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

Our artificial intelligence subsidiary, PointR, develops and deploys high performance cluster computers and AI technologies as a supercomputing grid that can be layered in and interconnected to create an all-point mesh to harvest operational data within manufacturing plants, hospitals, clinics, and phase I units. These grids provide real-time, localized decision-making, harvesting complex data from structured and unstructured sources. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the Vision platform is a network of activity detection cameras functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger. In the pharmaceutical industry, PointR’s AI combined with Blockchain will be used in the entire life cycle of a drug: discovery, clinical trials and manufacturing. Leveraging its deep partnership with IBM, the PointR team will combine its own AI Vision technology with industry standard Blockchain to transform drug manufacturing and real-world evidence monitoring for clinical trials. The combined system has the potential to automatically record individual key steps in Current Good Manufacturing Practice regulations enforced by the FDA (“CGMP”) for manufacturing operations including the flow of people, raw materials and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient CGMP manufacturing operations while simultaneously improving reliability and data security. The Company is also developing AI driven telehealth and other applications, that would be used in health monitoring and supporting the Company’s various clinical programs. The PointR technology is planned to be transferred into Edgepoint. Edgepoint also plans to redeploy TrustPoint, a tested technology for CGMP drug manufacturing relieving human errors in supply chain and increasing compliance with warehouse operating procedures. For example, the warehouse module of TrustPoint will automatically create a shopping list from standard templates and alert supply chain personnel to collect and deliver a list of raw materials to manufacturing. To support the anti-viral drug program, Edgepoint is developing ArtiHealth. Protected by patents and partnership with IBM Watson Health Research ArtiHealth allows patients to cough and speak into the ArtiHealth App that can be operated either by a nurse or by the end-user patient at home. ArtiHealth is part of the company’s Telehealth platform to remotely monitor patient’s progression of disease. The Company’s clinical trials of ARTIVedaTM will deploy ArtiHealth to COVID-19 patients in the study to collect and score data by medical professionals. The data will be used by the AI to predict and diagnose patients as a de-novo software as a medical device. After regulatory approvals, ArtiHealth will be bundled with ARTIVedaTM to be prescribed by physicians. Patients will be able to self-monitor progression of their respiratory condition with the Edgepoint App as much as they check their temperature with a thermometer. ArtiHealth virtualizes and expands the use of spirometers in the form of a software app.

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

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Research Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). On March 18, 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (“EC50”) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (“SI”) value of >130, which is considered highly active. On March 23, 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID Field, including up to an equal split of profit sharing. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, OXi4503 and CA4P, to a joint venture company (the “Joint Venture Company”) to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the Joint Venture Company. GMP intends that it (or its designee, as the case may be) shall provide funding to the Joint Venture Company to support its development and commercial activities in the Joint Venture Company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

The Joint Venture Company is intended to be jointly owned by the Company and GMP (or its designee), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of greater than 500. Also, the Company has submitted a Pre-Investigational New Drug application package to the FDA. GMP paid the Company fees of $300,000 during the three months ended March 31, 2020 and $900,000 during the three months ended June 30, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred.

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. As of June 30, 2021, the clinical research organization has invoiced GMP’s affiliate for the entire $2 million, and the Company has accrued the $2 million as a convertible debt, including accrued interest thereon, under the terms of the GMP Note.

On August 13, 2021 the Company, the CEO, and GMP executed a letter of intent and a non-binding term sheet (the “Term Sheet”), which Term Sheet included certain binding terms relating to a standstill agreement and the issuance of a convertible promissory note (as more fully described below). The Term Sheet sets forth the terms and conditions pursuant to which the Company and GMP will, subject to shareholder approval, form a joint venture (the “JV”) with the objective to develop the Company’s product portfolio. Pursuant to the Term Sheet, the Company will contribute its product portfolio to the JV in consideration for a 35% ownership stake in the JV. As set forth above, the Term Sheet sets forth certain binding terms regarding (i) a 45-day standstill by the Company, and (ii) the issuance by the Company of a convertible note for $1.5 million to GMP to fund the OT-101 clinical trial study close-out. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. The formation of the JV is not assured as the formation of the JV is subject to approval of the Company’s shareholders and the execution of definitive agreements, among other conditions.

Entry into MOU and Agreement with Windlas

In August 2020, the Company executed a memorandum of understanding (the “MOU”) with Windlas for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 is dependent on the successful completion of ARTI-19 clinical trial “Artemisinin Intervention trial against COVID-19” (“ARTI-19 trial”), which is being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches. In September 2020, the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19.

The ARTI-19 trial has been cleared by India regulatory authorities and registered under CTRI. Three sites have been selected for the ARTI-19 trial, the approval of the requisite Institutional Review Boards has been obtained, and the respective staff has been trained into the protocol and electronic data capture systems. Additional sites will be added as the trial progresses. 120 patients were enrolled in the ARTI-19 trial during the year ended December 31, 2020. In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVedaTM, and final topline results in April 2021. As described above, ARTIVedaTM is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. We expect final data available 6-8 weeks thereafter. Upon completion of the trial results, it is the Company’s objective to file for EUA with regulatory authorities around the world, including India, the United States, and the United Kingdom; discussions regarding EUA with several of these authorities have commenced. For more information, please see above under Company Overview.

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

The Company believes it met the PPP’s loan forgiveness requirements and on August 7, 2021 applied for forgiveness. When legal release is received from the SBA or lender, the Company will record the amount forgiven as forgiveness income within the other income section of its statement of operations. If any portion of the PPP loan is not forgiven, the Company will be required to repay that portion, plus interest, through the maturity date.

The SBA reserves the right to audit any loan provided under the PPP, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

The balance outstanding on PPP Loan inclusive of interest accrued was $252,349 and $251,733 on June 30, 2021 and December 31, 2020, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended June 30, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2021 to the Three Months Ended June, 2020

A comparison of the Company’s operating results for the three months ended June 30, 2021 and 2020, respectively, is as follows.

	June 30, 2021	June 30, 2020	Variance
Revenue	$-	$1,400,000	$(1,400,000)

Operating expense:
Research and development	956,814	482,142	474,672
General and administrative	2,807,398	904,018	1,903,380
Total operating expense	3,764,212	1,386,160	2,378,052
Loss from operations	(3,764,212)	(1,386,160)	3,778,052
Loss on conversion of debt	-	(41,469)	(41,469)
Change in the value of derivatives on debt	630,174	746,809	116,635
Interest expense, net	(433,979)	(137,089)	296,890
Net income (loss) before controlling interests	$(3,568,017)	$582,091	$(4,150,108)

Net (Income) Loss

We recorded a net loss of approximately $3.6 million for the three months ended June 30, 2021, compared to a net income of approximately $0.6 million for the three months ended June 30, 2020. The increased loss of approximately $4.1 million for the three months ended June 30, 2021 as compared to the same period of 2020 was primarily due to lower revenues of $1.4 million recorded in the three months ended June 30, 2020 compared to no revenues in the same period of 2020; and higher operating expenses of approximately $2.4 million and reduced by lower interest expense of $0.3 million and reduced change in value of derivatives of $0.1 million.

Revenue

We did not record services revenue during the three months ended June 30, 2021 as compared to $1.4 million during the same period ended June 30, 2020. No service has been provided during the three months ended June 30, 2021. The services revenue was recorded from services provided to GMP during the period ended June 30, 2020 in connection with the development of OT-101 for COVID-19 of $900,000, and $500,000 from Autotelic Bio.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $0.5 million for the three months ended June 30, 2021 compared to the same period in 2020. The higher R&D cost was primarily due to higher personnel expenses of approximately $0.1 million, and higher expenses related to clinical trials of approximately $0.4 million.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $1.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the an increase of approximately $2.0 million in stock compensation expense incurred in connection with issuance of new warrants during the three months ended June 30, 2021, partially offset by lower compensation expenses of $0.1 million.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended June 30, 2020, we recorded a loss on conversion of debt by Peak One and TFK of approximately $42,000 related to the difference in fair value to the price at which the debt was converted. No similar expense was recorded during the same period in 2020.

Change in Value of Derivatives

During the three months ended June, 2021, we recorded approximately $0.6 million change in value upon conversion of certain debt owed to Peak One and TFK, to liabilities as a derivative, as well as new debt converting to liabilities on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded $0.7 million change during the same period in 2020. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.4 million for the three months ended June 30, 2021 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, as compared to $0.1 million for the same period of 2020, in connection with debt raised from convertible notes during 2019. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

A comparison of the Company’s operating results for the six months ended June 30, 2021 and 2020, respectively, is as follows.

	June 30, 2021	June 30, 2020	Variance
Revenue	$-	$1,740,855	$(1,740,855)

Operating expense:
Research and development	2,513,486	794,141	1,719,345
General and administrative	3,288,607	3,583,168	(294,561)
Total operating expense	5,082,093	4,377,309	1,424,784
Loss from operations	(5,082,093)	(2,636,454)	(3,165,639)
Loss on conversion of debt	(27,504)	(166,067)	138,563
Change in the value of derivatives on debt	93,829	10,512	83,317
Interest expense, net	(954,886)	(1,283,794)	328,908
Net loss before controlling interests	$(6,690,654)	$(4,075,803)	$(2,614,851)

Net Loss

We recorded a net loss of approximately $6.7 million for the six months ended June 30, 2021, compared to a net loss of approximately $4.1 million for the three months ended June 30, 2020. The reduced loss of approximately $2.6 million for the six months ended June, 2021 as compared to the same period of 2020 was primarily due to lower revenues of approximately $1.7 million, higher operating expenses of approximately $1.4 million, partially offset by reduced interest expense, including acceleration of amortization of debt issuance costs related to the debt of approximately $0.3 million, reduced change in value of derivatives of $0.1 million and lower loss on conversion of debt of $0.1 million.

Revenue

We did not record services revenue during the six months ended June 30, 2021 as compared to $1.7 million during the same period ended June 30, 2020. The services revenue of $1.2 million was recorded from services provided to GMP during the period ended June 30, 2020 in connection with the development of OT-101 for COVID-19, and included reimbursement of costs incurred of approximately $41,000 and $0.5 million from Autotelic Bio.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $1.7 million for the six months ended June 30, 2021 compared to the same period in 2020. The higher expenses related to clinical trials of approximately $1.4 million, higher personnel overhead costs of approximately $0.4 million and partially offset by lower operational costs of approximately $0.1 million.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.3 million for the six months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the lower compensation costs of approximately $0.2 million and lower legal and professional costs of approximately $0.1 million.

As a result of our mergers with Oncotelic and PointR, we expect G&A expenses to increase for the remainder of 2020 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the six months ended June 30, 2021, we recorded a loss on conversion of debt by TFK of approximately $27 thousand related to the difference in fair value to the price at which the debt was converted, compared to a loss of $0.1 million during the same period in 2020 upon the conversion of debt by Peak One.

Change in Value of Derivatives

During the six months ended June 30, 2021, we recorded approximately $0.1 million change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes. The Company recorded approximately $10,000 change in value during the same period in 2020. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $1.0 million for the six months ended June 30, 2021 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, as compared to $1.3 million for the same period of 2020, in connection with debt raised from convertible notes during 2019.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2021	December 31, 2020
Cash	$461	$474
Working capital	(13,431)	(10,567)
Stockholders’ Equity	9,585	12,481

The Company has experienced net losses every year since inception and as of June 30, 2021 had an accumulated deficit of approximately $27.7 million. As of June 30, 2021, the Company had approximately $0.5 million in cash, and current liabilities of approximately $14.1 million. Of the approximately $14.1 million in current liabilities, approximately $2.0 million was debt for conducting clinical trials for OT-101 from GMP, and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones (see Note 1 of our Annual Report on Form 10K for the year ended December 31, 2020 filed with the SEC on April 15, 2021). The Company does not expect to generate any meaningful revenue from product sales in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

	Six month ended June 30,
	2021	2020
Net cash used in operating activities	$(2,465,917)	$258,940
Net cash provided by financing activities	2,453,183	320,000
Increase (decrease) in cash	$(12,734)	$578,940

Operating Activities

Net cash used in operating activities was approximately $2.5 million for the six months ended June 30, 2021. This was due to the net loss of approximately $6.7 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of $0.7 million, non-cash stock compensation costs on fair value of the warrants issued during the three months ended June 30, 2021 of $2.1 million and changes in operating assets and liabilities of approximately $1.3 million.

Net cash generated from operating activities was approximately $32 thousand for the six months ended June 30, 2020. This was due to the net loss of approximately $4.1 million, which was partially offset by non-cash charges of approximately $3.6 million, non-cash loss on conversion of debt of approximately $0.2 million and changes in operating assets and liabilities of $0.7 million.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $2.5 million, due to a receipt of cash from the JH Darbie Financing of $1.6 million, sale of equity of $0.1 million, proceeds of a convertible note of $0.3 million and a short-term loans from certain bridge investors of $0.8 million, partially offset by repayments of debt of approximately $0.2 million.

For the six months ended June 30, 2020, net cash provided by financing activities $250,000 from the PPP Loan and $70,000 from receipt of cash from the Company’s CEO.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2021 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We are evaluating hiring an external firm to help us with the remediation efforts. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2021, we may not be able to achieve our objectives in completely remediating our existing weaknesses.

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

There is no guaranty that the Company will enter into definitive agreements for the formation of a joint venture (the “Joint Venture”) with Golden Mountain Partners, LLC (“GMP”), or that the Company will benefit from entering into the Joint Venture with GMP.

As of the date of this Quarterly Report, definitive agreements have not been executed necessary to form the Joint Venture, as discussed in that certain Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 17, 2021 (the “Current Report”). Therefore, no assurances can be given that the Company will receive any of the benefits set in the Current Report regarding the Joint Venture, or that the Joint Venture will be formed at all. If the Joint Venture is formed, and definitive agreements are executed, no assurances can be given that: (i) the Joint Venture will consummate an initial public offering, (ii) the Joint Venture will obtain the value anticipated by management; or (iii) the Company will realize a return on its investment in the Joint Venture.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2021, the Company issued 657,000 shares of its Common Stock to TFK in connection with the partial conversion of their convertible promissory notes. For more information regarding the convertible promissory note issued to TFK, see Note 5 to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

In March 2021, the Company converted 278,188 shares of the Company’s Series A Preferred Stock into 278,187,847 shares of its Common Stock pursuant to the terms of the Merger Agreement and PointR Merger Agreement. For more information regarding the Merger Agreement and the PointR Merger Agreement, see Note 1 to our Annual Report on form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021).

In May 2021, the Company issued 250,000 shares of its common stock to Peak One as compensation in connection with the EPL. These shares were subsequently registered by the filing of our Registration Statement on Form S-1 with the SEC.

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 in debt in the form of unsecured convertible promissory notes. Such Notes were issued against some of the short-term debt due as of June 30, 2021. Such unsecured convertible notes may be converted into shares of the Company’s common stock upon the conversion of the unsecured convertible note.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

In August 2021, the Company, Golden Mountain Partners, LLC, and Vuong Trieu, the Company’s Chief Executive Officer signed a letter of intent and a term sheet (the “Term Sheet”) pursuant to which the Company is to receive a loan of $1.5 million in exchange for the issuance of a convertible promissory note, which may be convertible into shares of the Company’s Common Stock upon certain terms and conditions as to be negotiated by the parties at a later date.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2021:

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.2

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.1

10.4	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of August 4, 2021.	8-K	8/5/2021	10.1

10.5	Form of Note Purchase Agreement, dated as of August 4, 2021, by and among the Company and the investors identified therein.	8-K	8/5/2021	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the three and six months ended June 30, 2021 and June 30, 2020				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	XBRL Taxonomy Extension Label Linkbase				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 20, 2021

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 20, 2021

