Form 10-Q
period 2021-09-30
Oncotelic Therapeutics, Inc.
filed 2021-11-22
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 15, 2021, there were 372,814,911 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$78,081	$474,019
Restricted cash	20,000	20,000
Accounts receivable	69,806	19,748
Prepaid & other current assets	20,946	101,869

Total current assets	188,833	615,636

Development equipment, net of depreciation of $109,419 and $101,810	2,539	10,148
Intangibles, net of accumulated amortization of $175,497 and $136,974	834,683	873,206
In process R&D	1,101,760	1,101,760
Goodwill	21,062,455	21,062,455
Total assets	$23,190,270	$23,663,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,406,807	$2,735,805
Accounts payable to related party	425,740	391,631
Contingent Consideration	2,625,000	2,625,000
Derivative liability on Notes	393,161	777,024
Convertible debt for clinical trial	2,050,409	2,000,000
Convertible debt, net of costs	1,941,490	1,091,612
Convertible debt, related party, net of costs	690,518	297,989
Private Placement convertible note, net of costs	2,073,480	943,586
Private Placement convertible note, related party, net of costs	101,115	67,992
Payroll Protection Plan loan	92,995	251,733

Total current liabilities	14,800,715	11,182,372

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 and 278,188 shares issued and outstanding	-	2,782
Common stock, $.01 par value; 750,000,000 and 150,000,000 shares authorized; 372,564,911 and 90,601,912 issued and outstanding, respectively	3,725,649	906,019
Additional paid-in capital	33,511,091	32,493,086
Accumulated deficit	(29,226,896)	(21,630,008)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	8,009,844	11,771,879
Non-controlling interests	379,711	708,954

Total stockholders’ equity	8,389,555	12,480,833
Total liabilities and stockholders’ equity	$23,190,270	$23,663,205

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND NINE MONTHS ended SEPTEMBER 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Service Revenue	$-	$-	$-	$1,740,855
Total Revenue	-	-	-	$1,740,855
Operating expenses:
Research and development	621,927	936,196	3,135,413	$1,730,337
General and administrative	1,187,035	680,077	4,475,642	4,263,265
Total operating expenses	1,808,962	1,616,273	7,611,055	5,993,602

Loss from operations	(1,808,962)	(1,616,273)	(7,611,055)	(4,252,747)
Other income (expense):
Interest expense, net	(445,363)	(331,459)	(1,400,249)	(1,615,233)
PPP loan forgiveness	253,347	-	253,347	-
Change in fair value of derivative on debt	145,449	49,992	239,278	60,504
Loss on debt conversion	-	(88,817)	(27,504)	(254,884)
Total other income (expense)	(46,567)	(370,284)	(935,128)	(1,809,612)
Net loss before non-controlling interests	(1,855,529)	(1,986,557)	(8,546,183)	(6,062,360)
Net loss attributable to non-controlling interests	(293,001)	-	(949,295)	-
Net loss attributable to Oncotelic Therapeutics, Inc.	$(1,562,528)	$(1,986,557)	$(7,596,888)	$(6,062,360)

Basic net loss per share attributable to common stock	$(0.00)	$(0.02)	$(0.03)	$(0.07)
Basic weighted average common stock outstanding	370,443,893	88,964,549	279,358,671	87,474,986

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Beneficial Conversion Feature on convertible debt	-	-	-	-	605,719	-	-	605,719
Warrants issued in connection with private placement	-	-	-	-	166,575	-	-	166,575
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(2,803,080)	(319,557)	(3,122,637)
Balance at March 31, 2021	-	-	369,446,959	3,694,469	30,690,013	(24,433,088)	1,009,449	10,960,843

Warrants issued in connection with private placement	-	-	-	-	2,023,552	-	-	2,023,552
Common shares issued in lieu of services	-	-	250,000	2,500	67,500	-	-	70,000
Common shares issued for cash			400,000	4,000	95,055			99,055
Net loss	-	-	-	-	-	(3,231,280)	(336,737)	(3,568,017)
Balance as of June 30, 2021	-	-	370,096,959	$3,700,969	$32,876,120	$(27,664,368)	672,712	9,585,433

Common shares issued in lieu of services	-	-	310,000	3,100	20,541	-	-	23,641
Common shares issued for cash	-	-	900,000	9,000	100,688	-	-	109,688
Common shares issued in lieu of restricted stock units	-	-	1,257,952	12,580	213,852	-	-	226,432
Stock Compensation Expense				-	299,890	-	-	299,890
Net loss	-	-	-	-	-	(1,562,528)	(293,001)	(1,855,529)
Balance as of September 30, 2021	-	$-	372,564,911	$3,725,649	$33,511,091	$(29,226,896)	$379,711	$8,389,555

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2020	278,188	$2,782	84,069,967	$840,700	$28,185,599	$(12,127,406)	$-	$16,901,675

Stock-based compensation	-	-	-	-	2,147,591	-	-	2,147,591
Common shares issued upon partial conversion of debt	-	-	3,962,145	39,621	681,443	-	-	721,064
Net loss	-	-				(4,657,894)	-	(4,657,894)
Balance at March 31, 2020	278,188	2,782	88,032,112	880,321	31,014,633	(16,785,300)	-	15,112,436

Common shares issued upon partial conversion of debt	-	-	569,800	5,699	97,741	-	-	103,440
Net loss	-	-	-	-	-	582,091	-	582,091
Balance as of June 30, 2020	278,188	2,782	88,601,912	886,020	31,112,374	(16,203,209)	-	15,797,967

Common shares issued upon partial conversion of debt	-	-	1,000,000	10,000	66,065	-	-	76,065
Beneficial Conversion Feature on convertible debt	-	-	-	-	632,194	-	-	632,194
Warrants issued in connection with private placement	-	-	-	-	365,431	-	-	365,431
Non-controlling interest in Edgepoint	-	-	-	-	-	-	979,541	979,541
Net loss	-	-	-	-	-	(1,986,557)	-	(1,986,557)
Balance as of September 30, 2020	278,188	$2,782	89,601,912	$896,020	$32,176,064	$(18,189,766)	$979,541	$15,864,641

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,546,183)	$(6,062,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred finance costs	1,059,525	1,591,261
Amortization of intangible assets	38,524	245,104
Warrants issued in connection with private placement	2,093,552
Common shares issued in lieu of restricted stock units	226,432	-
Stock compensation expense	299,890	2,147,591
Depreciation on development equipment	7,609	27,987
Change in fair value of derivative	(239,278)	(60,504)
Loss on debt conversion	27,504	254,884
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,865	104,071
Accounts payable and accrued expenses	1,600,849	644,329
Accounts payable to related party	34,109	(216,680)
Net cash used in operating activities	(3,366,602)	(1,324,317)

Cash flows from financing activities:
Proceeds from private placement	1,613,200	2,304,541
Proceeds from sales of common stock	118,594	-
Proceeds from convertible debt	300,000	-
Proceeds from convertible notes and short term loans, others	1,020,875	-
Repaid to note holder	(100,000)	-
Repaid to others	(75,000)	-
Proceeds from Payroll Protection Plan	92,995	250,000
Proceeds from short term loan, related party	-	70,000
Net cash provided by financing activities	2,970,664	2,624,541

Net (decrease) increase in cash	(395,938)	1,300,224

Cash and restricted cash - beginning of period	494,019	81,964

Cash and restricted cash - end of period	$98,081	$1,382,188

Supplemental cash flow information:
Cash paid for:
Interest paid	$-	$-
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$2,190,127	$-
Common shares issued upon partial conversion of debt	$210,301	$900,569
Common shares issued in lieu of services	$93,641	$-
Common shares issued in lieu of restricted stock units	$226,432	$-
Non-cash cost upon sale of common stock	$39,991	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$605,719	$-

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

In February 2020, the Company formed a subsidiary, Edgepoint. Edgepoint is a start-up company that plans to develop technologies and IP related to various unmet issues within the pharmaceutical and medical device industries. The Company may spin off Edgepoint into a separate public company.

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

The Company is also developing OT-101 for the various epidemics and pandemics, similar to the current coronavirus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services and was paid for the development of OT-101. The Company recorded $0 and $1.7 million as revenue during the three and nine months ended September 30, 2020 respectively, upon completion of all performance obligations under the agreement. No similar revenues were recorded during the same periods in 2021. Further, in June 2020, the Company secured $2 million in convertible debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In addition, the Company is developing Artemisinin. Artemisinin, purified from a plant Artemisia annua, is able to inhibit TGF-β activity and is able to neutralize SARS-CoV-2 (COVID-19). The Company’s test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats including COVID-19 by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin. The ARTI-19 Clinical Study (“ARTI-19”) was a global study with India to contribute at least 120 patients up to the total potential aggregate of 3000 patients. ARTI-19 in India was conducted by Windlas Biotech Private Limited (“Windlas”), business partner in India, as part of the plan for the Company’s global effort at deploying PulmohealTM across India, Africa, and Latin America. We continue to evaluate to seek approval, and subsequently launch PulmohealTM, with or without local partners, in various countries within the regions planned. PulmohealTM is a combination of ARTIVedaTM, our artificial intelligence (“AI”) cough application and our AI post marketing survey (“PMS”).

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTIVeda™, or PulmoHeal™, which is the Company’s lead Ayurvedic drug against COVID-19 in India and being developed by the Company in partnership with Windlas. These interim results were based on 120 randomized patients across 3 sites in India. The ARTI-19 India trial completed enrollment of 120 randomized individuals, we reported positive topline results in April 2021 and we expect final data as soon as available. Upon completion of the trial results and obtaining regulatory approval for the use in India, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced. On August 24, 2021, the Company announced that PulmoHealTM and ArtiVedaTM have proven to be effective against mild and moderate COVID-19 following the preplanned prospective analysis of the Company’s ARTI-19 clinical trial. As previously announced, the study report would serve as the basis for the Company’s regulatory submission for marketing approval of ArtiVedaTM.

Recent Developments

Unsecured Convertible Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured, and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the Notes (the “Majority Holders”), on or after (a) the one year anniversary of the Notes ,or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the Notes at any time. Events of Default under the Notes include, without limitation, (i) failure to make payments under the Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Notes. The Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a fixed conversion price of $0.18 per share.

GMP Letter of Intent, Term Sheet, note purchase agreements and unsecured notes

In August 2021 the Company, the Company’s Chief Executive Officer (the “CEO”), and GMP executed a letter of intent and a non-binding term sheet (the “Term Sheet”), which Term Sheet included certain binding terms relating to a standstill agreement and the issuance of a convertible promissory note (as more fully described below). The Term Sheet sets forth the terms and conditions pursuant to which the Company and GMP will, subject to shareholder approval, form a joint venture (the “JV”) with the objective to develop the Company’s product portfolio. Pursuant to the Term Sheet, the Company will contribute its product portfolio to the JV in consideration for a 35% ownership stake in the JV. As set forth above, the Term Sheet sets forth certain binding terms regarding (i) a 45-day standstill by the Company, and (ii) the issuance by the Company of a convertible note for $1.5 million to GMP to fund the OT-101 clinical trial study close-out. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. The formation of the JV is not assured as the formation of the JV is subject to approval of the Company’s shareholders and the execution of definitive agreements, among other conditions.

In September 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $1.5 million (the “September 2021 Note”), which September 2021 Note is convertible into shares of the Company’s Common Stock.

The September 2021 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one year anniversary of the date of the Agreement, (b) early termination of that certain clinical trial known as “A Randomized, Controlled, Multi - Center Study of OT-101 in COVID-19 Patients (Investigational New Drug (IND) Application #149299)” (the “Clinical Trial”), or any termination of the Clinical Trial, or (c) the acceleration of the maturity of the September 2021 Note by GMP upon occurrence of an Event of Default (as defined below). The September 2021 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the September 2021 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion (as defined in the September 2021 Note) from GMP. Prepayment of the September 2021 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The September 2021 Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the September 2021 Note, plus accrued but unpaid interest, will become immediately due and payable in cash.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock.

The October 2021 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one-year anniversary of the date of the October Purchase Agreement, or (b) the acceleration of the maturity of the October 2021 Note by GMP upon occurrence of an Event of Default (as defined below). The October 2021 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the October 2021 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion (as defined in the October 2021 Note) from GMP. Prepayment of the October 2021 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the October 2021 Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company has directed Peak One, on four occasions, since to the Company entered into the EPL for an aggregate of 1.3 million shares of Common Stock for aggregate cash proceeds of approximately $169,000 and incurred a cost of approximately $40,000 against the sale of the Common Stock.

Geneva Roth Remark Notes

In May 2021, the Company consummated the closing of a private placement transaction whereby, pursuant to a Securities Purchase Agreement (the “Geneva Agreement”) entered into with Geneva Roth Remark (“Geneva”), the Company issued a convertible promissory note in the aggregate principal amount of $203,750 (the “Note 1”). Further on June 28, 2021, the Company issued an additional convertible promissory note in the aggregate principal amount of $103,750 (“Note 2”, and collectively with Note 1, the “Notes”). The Notes are convertible into shares of the Company’s Common Stock. Additional convertible promissory notes may be issued under the Geneva Agreement for up to $1.2 million in the aggregate principal amount subject to further agreement by and between the Company and Geneva.

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

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments of up to $50 million upon achievement of certain financial, development and regulatory milestones. In addition to the milestone payments, Autotelic would be entitled to earn royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How. The Agreement contains representations, warranties and indemnification provisions of each of the parties thereto that are customary for transactions of this type.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $29.2 million since inception of Oncotelic Inc., as the Company’s historical financial statements of the Company with Oncotelic Inc. have been replaced with the historical financial statements of Oncotelic Inc. due to the reverse merger with Oncotelic Inc. The Company has a negative working capital of $14.6 million at September 30, 2021 of which $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR merger agreement. In addition, the Company has negative cash flows from operations for the nine months ended September 30, 2021 of $3.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products to generate sufficient revenues, either through technology transfer or product sales, to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

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

In addition to the JH Darbie Financing, the Company raised approximately $0.2 million from the Equity Purchase Agreement with Peak One, $0.3 million from Geneva, an approximately $1.0 million from various bridge financiers, including $0.3 million from Autotelic Inc., a related party and approximately $0.1 million from the Paycheck Protection Plan of 2021 for PointR.

During the nine months ended September 30, 2020, the Company recorded a total of approximately $1.2 million in service revenues from GMP and $0.5 million in licensing milestone revenue from Autotelic BIO (“ATB”), an unrelated party. No similar revenues were recorded during the similar periods in 2021. There are no assurances that the Company would be able to generate revenues for services and/or out-licensing fees in the near future.

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

Cash

As of September 30, 2021, and December 31, 2020 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2021 and December 31, 2020. The derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at September 30, 2021 and December 31, 2020, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2021 and 2020:

	September 30, 2021 Conversion Feature	September 30, 2020 Conversion Feature
Balance at January 1, 2021 and 2020	$777,024	$540,517
New derivative liability	-	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(144,585)	(573,811)
Change in fair value	(239,278)	(60,504)
Balance at September 30, 2021 and 2020	$393,161	$776,470

As of September 30, 2021 and 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2021 and 2020:

	Sept. 30, 2021 Key Assumptions for fair value of conversions	Sept. 30, 2020 Key Assumptions for fair value of conversions
Risk free interest	0.05%	0.13%
Market price of share	$0.14	$0.18
Life of instrument in years	0.56 - 0.85	1.56 -1.85
Volatility	108.96%	150.77%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2021 and 2020, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

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

	Three and Nine Months Ended Sept. 30,
	2021	2020

Convertible notes	41,522,204	20,237,084
Stock options	16,594,062	6,130,004
Warrants	42,737,500	18,152,500
Potentially dilutive securities	100,853,766	44,519,588

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and nine months ended September 30, 2021 and 2020, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and nine months ended September 30, 2021 and 2020, there were no impairment losses recognized for Goodwill.

Derivative Financial Instruments Indexed to the Company’s Common Stock

We have generally issued derivative financial instruments, such as warrants, in connection with our equity offerings. We evaluate the terms of these derivative financial instruments in order to determine their accounting treatment in our financial statements. Key considerations include whether the financial instruments are freestanding and whether they contain conditional obligations. If the warrants are freestanding, do not contain conditional obligations and meet other classification criteria, we account for the warrants as an equity instrument. However, if the warrants contain conditional obligations, then we account for the warrants as a liability until the conditional obligations are met or are no longer relevant. Because no established market prices exist for the warrants that we issue in connection with our equity offerings, we must estimate the fair value of the warrants, which is as inherently subjective as it is for stock options, and for similar reasons as noted in the stock-based compensation section above. For financial instruments which are accounted for as a liability, we report any changes in their estimated fair values as gains or losses in our Consolidated Statement of Operations.

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

Research Service Agreement between GMP and Oncotelic /Oncotelic Inc. (“Oncotelic Entities”)

In February 2020, Oncotelic Inc. and GMP entered into a research and services agreement (the “Agreement”) memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, the Company reported the positive anti-viral activity results of OT-101 (the “Product”) in an in vitro antiviral testing performed by an independent laboratory to GMP, at which time, the Oncotelic Entities and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of the Product within the scope of the Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the Agreement (as amended by the Supplement) GMP was entitled to obtain certain exclusive rights to the use of the Product in the COVID field on a global basis, and an economic interest in the use of the Product in the COVID field including 50/50 profit sharing. GMP paid the Company total fees of $1.2 million for the Agreement and Supplement during the nine months ended September 30, 2020. The Company also recorded approximately $40 thousand for reimbursement of actual costs incurred.

Agreement with Autotelic BIO (“ATB”)

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made after the successful completion of the in-vivo study and, as such, the Company recorded the revenue. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic Inc.’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. The Company recorded $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study during the nine months ended September 30, 2020.

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

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact of the update on its consolidated financial statements.

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

Intangible Asset Summary

The following table summarizes the balances as of September 30, 2021 and December 31, 2020, of the intangible assets acquired, their useful life, and annual amortization:

	Sept 30, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	16.25
Intangible asset – Capitalization of license cost	190,989	16.25
	1,010,180
Less Accumulated Amortization	(175,497)
Total	$834,683

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.00
Intangible asset – Capitalization of license cost	190,989	18.00
	1,010,180
Less Accumulated Amortization	(136,974)
Total	$873,206

Amortization of identifiable intangible assets for the three months ended September 30, 2021 and 2020 was $12,841 and $12,841, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2021 and 2020 was $38,524 and $38,524, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the three months and years ending December 31,

Remainder of 2021	$12,841
2022	51,365
2023	51,365
2024	51,365
2025	51,365
Thereafter	616,382
$834,683

In-Process Research & Development (IPR&D) Summary

The IPR&D assets were acquired in the PointR acquisition during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of September 30, 2021 and December 31, 2020 was $1,101,760.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2021	December 31, 2020

Accounts payable	$3,360,233	$1,937,419
Accrued expense	1,046,574	798,386
	$4,406,807	$2,735,805

	September 30, 2021	December 31, 2020

Accounts payable – related party	$425,740	$391,631

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of September 30, 2021 special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

September 30, 2021
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	26,778
10% Convertible note payable, due April 23, 2022 – Related Party	125,458
10% Convertible note payable, due August 6, 2022 – Bridge Investor	183,313
335,549
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	117,708
5% Convertible note payable – Related Party	273,108
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	272,628
5% Convertible note payable – CEO, CTO & CFO	89,332
5% Convertible note payable – Bridge Investors	183,022
935,798
Geneva Notes
Geneva notes	313,472

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc	251,952
5% Convertible note – bridge investors	376,416
5% Convertible note - CFO	75,586
703,954

Other Debt
Short term debt from CEO	20,000
Short term debt – bridge investors	258,185
Short term debt from CFO	45,050
Short term debt – Autotelic Inc.	20,000
343,235
Total of debentures, notes and other debt	$2,632,008

As of December 31, 2020, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2020
Convertible debentures
10% Convertible note payable, due April 23, 2022 - TFK	39,065
10% Convertible note payable, due April 23, 2022 – Related Party	14,256
10% Convertible note payable, due April 23, 2022 – Bridge Investor	69,848
10% Convertible note payable, due August 6, 2022 – Bridge Investor	168,421
291,590
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	213,046
5% Convertible note payable – Related Party	263,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	263,253
5% Convertible note payable – CEO, CTO & CFO	86,257
5% Convertible note payable – Bridge Investors	176,722
1,003,011
Other Debt
Short term debt from CFO	25,000
Short term debt from CEO	20,000
Other short term debt – Bridge Investor	50,000
95,000
Total of debentures, notes and other debt	$1,389,601

Convertible Debentures

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and included an initial debt discount totaling $800,140, resulting from the recording of the original issue discount, the related financing costs, the beneficial conversion feature for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts was $110,528 and $611,681 for the nine months ended September 30, 2021, and 2020, respectively. In addition, during the nine months ended September 30, 2021 and 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $24,491 and $262,556, respectively upon the partial and/or full conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at September 30, 2021 and December 31, 2020, was approximately $64,452, respectively.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days during the year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of December 31, 2020, we had a derivative liability of approximately $777,000. The Company decrease the fair value of the derivative liability by approximately $241,000 during the nine months ended September 30, 2021. The Company also extinguished approximately $145,000 of derivative liability following the conversion of certain notes to the Company’s common stock in the nine months ended September 30, 2021.

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended September 30, 2021. Total unamortized discount on this note was $0 and $0 at September 30, 2021 and December 31, 2020, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $0 for the 3 months ended September 30, 2021. Total unamortized discount on this note was $0 as of September 30, 2021.

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

Peak One converted $200,000 of Tranche #1 out of their total debt into 2,581,945 shares of the Company during the year ended December 31, 2020. Further, Peak One converted $200,000 of Tranche #2 of their total debt into 2,000,000 shares of the Company during the year ended December 31, 2020. As such, the total outstanding debt for Peak One was $0 as of September 30, 2021.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted, stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $0 for the three months ended September 30, 2021. Total unamortized discount on this note was $0 and $3,589 as of September 30, 2021 and September 30, 2020 respectively.

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

TFK converted $133,430 of their total debt into 1,950,000 shares of common stock of the Company during the year ended December 31, 2020. As such, the total gross outstanding debt for TFK was approximately $67,000 as of December 31, 2020. TFK had a balance of approximately $109,000 related to the derivative liability as of December 31, 2020. The Company recorded approximately $38,000 as an increase in fair value for the derivative liability, and hence the TFK had a balance of approximately $145,000 of derivative liability. The Company extinguished the $145,000 of derivative liability and approximately $67,000 of the value of the debt, totaling approximately $210,000 following the conversion of the notes to the Company’s common stock during the nine months ended September 30, 2021 for a total of 657,200 shares of common stock of the Company and recorded a loss on the conversion of approximately $2,000 for the nine months ended September 30, 2021. As such, TFK’s debt as of September 30, 2021 was $0.

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $2,743 and $5,486 for the nine months ended September 30, 2021, and 2020, respectively. Total unamortized discount on this note was $1,713 as of September 30, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $1,407 for the nine months ended September 30, 2021. Total unamortized discount on this note was $14 as of September 30, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $6,279 at September 30, 2021. Total unamortized discount on this note was $7,036 as of September 30, 2021.

All the above notes issued to TFK, our CEO and the bridge investors reached the 180 days prior to the end of the three months ended March 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument. As of September 30, 2021, Peak One and TFK had fully converted their notes.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two unaffiliated accredited investors. The balance of the Fall 2019 Notes was $850,000 and $950,000 as of September 30, 2021, and December 31, 2020, respectively.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and were unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) November 23, 2020, or (b) the occurrence of an event of default (either, the “Maturity Date”). The Company may prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes include failure to make payments of any part of the principal or unpaid accrued interest under the Fall 2019 Notes for more than thirty (30) days after the maturity date, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

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

The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 and $111,112 for the nine months ended September 30, 2021, and 2020, respectively. Total unamortized discount on this note was $0 as of September 30, 2021.

Further, the Company recorded interest expense of $10,625 and $12,500 on these Fall 2019 Notes for the three months ended September 30, 2021, and 2020, respectively. The Company recorded interest expense of $32,787 and $37,500 on these Fall 2019 Notes for the nine months ended September 30, 2021, and 2020, respectively.

The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of September 30, 2021, and December 31, 2020, was $935,799 and $1,003,011, respectively.

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

The total amount outstanding under the Geneva Notes, including accrued interest thereon, as of September 30, 2021, and December 31, 2020, was $313,472 and $0, respectively.

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 under the Paycheck Protection Program (“1st PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”). The 1st PPP provides loans to qualifying businesses in amounts up to 2.5 times the average monthly payroll expenses and was designed to provide direct financial incentive to qualifying businesses to keep their workforce employed during the Coronavirus crisis. The Payment Protection Plan loans (“PPP Loans”) are uncollateralized and guaranteed by the SBA and forgivable after a “covered period” (8 weeks or 24 weeks) as long as the borrower maintained its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent and utilities. The forgiveness amount would be reduced if the borrower terminated employees or reduced salaries and wages more than 25% during the covered period. Any unforgiven portion was payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrowers loan forgiveness amount to the lender, or if the borrower did not apply for forgiveness, 10 months after the covered period. PPP loans provide for customary events of default, including payment defaults, breach of representations and warranties, and insolvency events and may be accelerated upon occurrence of one or more of these events of default. Additionally, the PPP Loans do not include prepayment penalties.

The Company met the 1st PPP loan forgiveness requirements and on August 7, 2021 applied for forgiveness. On Aug 17, 2021, the Company received the 1st PPP loan forgiveness approval from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $253,347. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

The balance outstanding on 1st PPP loan, inclusive of accrued interest, was $0 and $251,733 on September 30, 2021 and December 31, 2020, respectively.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (“2nd PPP”). The 2nd PPP was at terms similar to the 1st PPP. The balance outstanding on the 2nd PPP loan was $92,995 and $0 on September 30, 2021 and December 30, 2020, respectively.

GMP Notes

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

The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. As of September 30, 2021, GMP has been invoiced by the clinical research organization for the full $2 million and as such the Company has recognized the liability as a convertible debt.

The balance outstanding on the GMP Note, inclusive of accrued interest, was $2,050,411 and $2,000,000 on September 30, 2021 and December 31, 2020, respectively.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

As of September 30, 2021, GMP was invoiced by the clinical research organization for $0.5 million. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock.

The October 2021 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one-year anniversary of the date of the October Purchase Agreement, or (b) the acceleration of the maturity of the October 2021 Note by GMP upon occurrence of an Event of Default (as defined below). The October 2021 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the October 2021 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion (as defined in the October 2021 Note) from GMP. Prepayment of the October 2021 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the October 2021 Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

August 2021 Convertible Notes

In August 2021, the Company entered into Note Purchase Agreements with related party, affiliate entity, and accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of September 30, 2021, and December 31, 2020, convertible notes, net of debt discount, consist of the following amounts:

	September 30, 2021	December 31, 2020

Related parties convertible note, 5% coupon August 2022	$251,952	$-
CFO convertible note, 5% coupon August 2022	75,586
Accredited investors convertible note, 5% coupon August 2022	376,416	-
	$703,954	$-

During the three and nine months ended September 30, 2021, the Company recognized approximately $5,400 of interest expense on the August 2021 Investors notes. No similar expense was recorded on such notes during the same periods of 2020. At September 30, 2021, accrued interest on these convertible notes totaled approximately $5,400, of which $2,600 are attributable to related parties.

Other short-term loans

As of September 30, 2021, other short term notes consist of the following amounts:

Other Debt	September 30, 2021
Short term debt from CEO	20,000
Short term debt – bridge investors	258,185
Short term debt from CFO	45,050
Short term debt – Autotelic Inc.	20,000
343,235

The Company’s CEO had provided a short term loan of $70,000 to the Company during the year ended December 31, 2020, of which $50,000 was repaid. As such, $20,000 was outstanding at September 30, 2021. During the three months ended March 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid after the three months ended March 31, 2021. On May 18, 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at September 30, 2021.

During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. During the nine months ended September 30, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. As such, a balance of approximately $45,000 remained outstanding as a short-term loan as of September 30, 2021.

During the nine months ended September 30, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and approximately $258,000 was outstanding as a short-term loan as of September 30, 2021.

NOTE 6 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to September 30, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edge Point Common stock for a price of $1.00 per share of Edge Point Common stock.
■	One convertible promissory note, convertible up to 25,000 shares of Edge Point Common stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s common stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edge Point Common stock at $1.00 per share or an equivalent number of shares of the Company’s common stock at $0.20 per share with a three-year expiration date.

As September30, 2021, funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

September 30, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$2,073,480
Subscription agreements – related party	101,115
Total convertible promissory notes	$2,174,595

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of $942,160 and $162,267 for the nine months ended June 30, 2021, and June 30, 2020, respectively, which is included in interest expense in the statements of operations.

In June 2021, the Company executed amendment #4 to the private placement memorandum. At the time of the original PPM, the Company had inadvertently made an error in the PPM. Originally, the investor was granted 50,000 of the Company’s warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.20 or 50,000 warrants to purchase an equivalent number of Edgepoint’s common share at strike price of $1.00. However, the PPM was incorrectly written in that the investor could only invest in $10,000 (50,000 shares of common stock at $0.20 per share) of common stock of the Company) or $50,000 (50,000 shares of common stock in Edgepoint AI, Inc. at $1.00 per share). In conjunction with amendment #4 and to correct the error in the PPM, the Company approved the issuance of further 20,000,000 warrants to purchase shares of common stock of the Company to the investors in the 100 Units and 2,000,000 warrants to purchase shares of common stock of the Company to the Placement Agent at the same terms and conditions of the PPM. To clarify further, each unit will receive additional 200,000 warrants to purchase an equivalent number of shares of the Company’s common stock at $0.20 per share, so as to make it overall 250,000 warrants to buy an equivalent number of shares of the Company’s common stock, for which the investor would pay a total of $50,000 per unit invested upon exercise.

In connection with the additional warrants issued by the Company in connection with the amendment #4, the Company recorded a stock-based compensation fair value expense of $2,023,522 during the nine months ended September 30, 2021. No similar expense was recorded during the same period of 2020. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values.

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

Expenses related to the MSA were $15,801 for the three months ended September 30, 2021 as compared to $6,011 for the same period of 2020. Expenses related to the MSA were $51,039 for the nine months ended September 30, 2021 as compared to $291,887 for the same period of 2020.

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic would be entitled to earn the following milestone payments (collectively, the “Milestone Payments”).

Milestones	Transaction Value	Actions

Tranche 1	$1,000,000	Upon the earlier to occur of: (i) the Company receiving an investment of at least $20 million, and (ii) the uplisting of the Company’s common stock to any NASDAQ market or the New York Stock Exchange.

Tranche 2	$2,000,000	Upon approval by the United States Food and Drug Administration of the Company’s 505(b)2 application for purposes of treating PD.

Tranche 3	$2,000,000	Upon first patient in (“FPI”) for any clinical trial supporting the use of AL-101 for the treatment of PD or ED.

Tranche 4	$2,500,000	Upon FPI for phase 2 clinical trials supporting the use of AL-101 to treat FSD.

Tranche 5	$2,500,000	Upon FPI for phase 3 clinical trials supporting the use of AL-101 to treat FSD

Tranche 6	$10,000,000	Upon Marketing approval for the use of AL-101 to treat PD.

Tranche 7	$10,000,000	Upon Marketing approval for the use of AL-101 to treat ED.

Tranche 8	$10,000,000	Upon Marketing approval for the use of AL-101 to treat FSD

Tranche 9	$10,000,000	Upon the earlier of: (i) the Company entering into a licensing agreement with a third party for the use of AL-101 for the treatment of PD, ED or FSD with an aggregate licensing value of at least $50 million; and (ii) the Company’s gross revenue derived from sales of AL-101 for the treatment of PD, ED or FSD reaches at least $50.0 million.

In addition to the Milestone Payments, Autotelic will be entitled to royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How. The Agreement contains representations, warranties and indemnification provisions of each of the parties thereto that are customary for transactions of this type.

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

During the three months ended March 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company, which was repaid in April 2021. During the three months ended June 30, 2021, Autotelic Inc. provided a short-term loan of $250,000 to the Company, which was converted into a August 2021 Convertible Note. And a short term loan of $20,000.

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

The Company recorded an expense of $0 and $106,712 during the nine months ended September 30, 2021 and 2020, respectively, related to this Agreement.

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

The Company recorded an expense of $45,000 each during the three months ended September 30, 2021 and 2020 respectively. The Company recorded an expense of $135,000 during the nine months ended September 30, 2021 related to this Agreement as compared to $90,000 during the same period in 2020.

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

In connection with the EPL, the Company recorded a non-cash cost of approximately $40,000 during the nine months ended September 30, 2021.

During the three months ended June 30, 2021, the Company sold a total of 400,000 shares of Common Stock at prices ranging from $0.15 and $0.23 for total gross proceeds of approximately $99,000, including issuance costs of approximately $29,000. In addition, the Company sold a total of 900,000 shares of Common Stock at prices at prices ranging from $0.11 to $0.12 for total gross proceeds of $110,000, including issuance costs of $11,000. Approximately $50,000 of the total net proceeds was received by the Company subsequent to September 30, 2021 and is included in the accounts receivable as of September 30, 2021.

NOTE 9 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Equity Transactions During the Period Since the Merger with Oncotelic

Issuance and conversion of Preferred Stock

In April 2019, pursuant to the Oncotelic merger the Company issued 193,713 shares of Series A Preferred in exchange for 77,154 shares of Oncotelic Common Stock. Further, in November 2019 the Company issued 84,475 shares of Series A Preferred to PointR in exchange of 11,135,935 shares of PointR Common Stock upon the consummation of the PointR merger. In March 2021, 278,188 shares of the Company’s preferred stock converted to 278,187,847 shares of its Common Stock, effective March 31, 2021.

Issuance of Common Stock during the nine months ended September 30, 2021

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

In June 2021, the Company sold a total of 400,000 registered shares of Common Stock at prices ranging from $0.15 and $0.23 in connection with the EPL. The Company received net cash of approximately $70,000 against such sale.

In July 2021, the Company issued 1,257,952 shares of Common Stock to its employees in lieu of fully vested restricted stock units under the 2015 Equity Incentive Plan. The Company recorded a stock-based compensation cost of $226,431 related to such issuance.

In September 2021, the Company issued 310,000 shares of Common Stock to Equity NY in connection with certain services rendered by them and recorded a non-cash expense of $23,641.

In September 2021, the Company sold a total of 900,000 registered shares of Common Stock at prices ranging from $0.11 and $0.12 in connection with the EPL. The Company received net cash of approximately $110,000 against such sale.

Issuance of Common Stock during the nine months ended September 30, 2020

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

NOTE 10 – STOCK-BASED COMPENSATION

Options

Pursuant to the Oncotelic merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of September 30, 2021, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the nine months ended September 30, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	3,941,301	$0.78
Issued during the three and nine months ended September 30, 2021	11,394,809	0.15
Outstanding at September 30, 2021	15,336,110	$0.31

For the year ended December 31, 2020

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	6,145,044	$0.75
Expired or canceled	(2,203,743)	0.70
Outstanding at December 31, 2020	3,941,301	$0.78

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2021:

			Weighted-
		Weighted-	Average
	Outstanding	Average	Exercise	Number
Exercise prices	Options	Remaining Life	Price	Exercisable

$0.14	7,150,000	9.92	$0.14	265,000
0.16	4,244,809	9.77	0.16	4,244,809
0.22	1,750,000	4.84	0.22	1,750,000
0.38	900,000	4.16	0.38	900,000
0.73	762,500	3.78	0.73	762,500
1.37	150,000	2.00	1.37	150,000
1.43	300,000	3.91	1.43	300,000
11.88	2,359	0.51	11.88	2,359
15.00	75,000	3.91	15.00	75,000
19.80	1,442	0.34	19.80	1,442
	15,336,110	8.37	$0.31	8,451,110

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.14 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. Correspondingly, the aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.22 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2021, there was no future compensation cost as all stock options vested prior to December 31, 2019 and the compensation was fully expensed prior to the 2019 merger between the Company and Oncotelic, Inc. In August 2019, the Company had entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer (“CEO”); Dr. Chulho Park, its prior Chief Technology Officer (“CTO’); and Mr. Amit Shah, the Chief Financial Officer (“CFO”). The incentive stock options and the restricted stock awards approved for the Company’s executive officers were granted and issued in July 2021. The Company issued an aggregate of 1,257,952 of its common shares in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to all its employees, including the awards due to the CEO, CFO, the prior CTO and Saran Saund, the Chief Business Officer of the Company. Further, the Company issued all its employees, including the CEO and CBO, 4,325,000 performance-based stock options that would vest over two tranches subject to certain corporate goals being achieved, none of which have vested as of September 30, 2021. In addition, the Company granted its Board of Directors and certain consultants 2,825,000 stock options, which for the Board of Directors vest over 5 quarters commencing the quarter ended September 30, 2021 and for the consultants on the same basis as the Company’s employees. Of the options granted to the Board members, 265,000 have vested as of September 30, 2021.

The Company recorded a fair value stock-based compensation of $299,890 for the vested stock options during the three and nine months ended September 30,2021. No similar expense was recorded during the same periods in 2020. The fair value of the stock compensation expense, using a Black Scholes valuation model, was calculated using the following input values.

Expected Term	1 year
Expected volatility	97.3 – 110.0%
Risk-free interest rates	0.05%
Dividend yields	0.00%

In addition, the Company recorded a fair value stock-based compensation of $226,431 for the fully vested restricted stock units issued during the three and nine months ended September 30,2021, and which had been granted to the employees in August 2019. No similar expense was recorded during the same periods in 2020. The fair value of the stock compensation expense was calculated using the stock price of the restricted stock units on the date of the grant as they were fully vested.

Warrants

Pursuant to the Oncotelic merger, the Company’s Common Stock and corresponding outstanding warrants survived. The below information represents the Company’s associated warrant activity.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	18,702,500	$0.20
Issued during nine months ended September 30, 2021	24,035,000	0.20
Outstanding at September 30, 2021	42,737,500	$0.20

		Weighted-
		Average
For the year ended December 31, 2020	Shares	Exercise Price

Outstanding at January 1, 2020	19,515,787	$0.60
Issued during the year ended December 31, 2020	17,215,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at December 31, 2020	18,702,500	$0.20

The following table summarizes information about warrants outstanding and exercisable at September 30, 2021:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	2.08	$0.20	1,487,500
0.20	41,250,000	2.15	0.20	41,250,000
	42,737,500	2.15	$0.20	42,737,500

The Company issued 24,035,000 warrants during the nine months ended September 30, 2021, of which 22,000,000 warrants issued during the three months ended June 30, 2021. The Company recorded stock-based compensation of approximately $2.0 million, as fair value of the warrants, using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable.

Expected Term	1-2 years
Expected volatility	94.4 – 130.0%
Risk-free interest rates	0.08 – 0.25%
Dividend yields	0.00%

The Company issued 13,750,000 warrants issued during the nine months ended September 30, 2020 were as recorded stock-based compensation of $2.1 million as the fair value of the warrants using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All the warrants are currently exercisable.

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

NOTE 11 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of September 30, 2021 and December 31, 2020 are as follows in thousands:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$1,164	$1,164
Assets	5,887	6,227
Liability accruals	316	173
R&D Credit	4,784	4,760
Capital Loss	528	528
Deferred state tax	(2,200)	(2,086)
Net operating loss carry forward	57,154	56,090
Total gross deferred tax assets	67,633	66,856
Less - valuation allowance	(67,633)	(66,856)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $68.0 million and $66.9 million as of September 30, 2021 and December 31, 2020, respectively, which primarily relate to net operating loss carryforwards.

As of September 30, 2021 and December 31, 2020, the Company had gross federal net operating loss carryforwards of approximately $236.3 million and $237.7 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not.

At September 30, 2021 and December 31, 2020, the Company had California state gross operating loss carry-forwards of approximately $76.6 million and $69.8 million which will expire in various amounts from 2028 through 2040. At December 31, 2020, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

The Company identified its federal and California state tax returns as “major” tax jurisdictions. The periods out income tax returns are subject to examination for these jurisdictions are 2017 through 2020. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. The Company filed its 2020 federal and state corporate tax returns in October 2021.

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

NOTE 13 – SUBSEQUENT EVENTS

GMP Notes

In September 2021, the Company secured $1.5 million in debt financing to fund the clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. As of September 30, 2021, GMP was invoiced by the clinical research organization for $0.5 million. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million and which October 2021 Note is convertible into shares of the Company’s Common Stock. GMP paid the Company the $0.5 million in October 2021.

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

Recent Events

License Agreement with Autotelic, Inc.

On September 30, 2021, Oncotelic Therapeutics, Inc. (the “Company”) entered into an exclusive License Agreement (the “License Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the License Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn certain milestone payments (collectively, the “Milestone Payments”). In addition to the Milestone Payments, Autotelic will be entitled to royalties equal to 15% of the net sales of any products that incorporate the Autotelic Patents or Autotelic Know-How.

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

During the three months ended June 30, 2021, the Company sold a total of 400,000 shares of Common Stock at prices ranging from $0.15 and $0.23 for total gross proceeds of approximately $99,000, including issuance costs of approximately $29,000. In addition, the Company sold a total of 900,000 shares of Common Stock at prices at prices ranging from $0.11 to $0.12 for total gross proceeds of $110,000, including issuance costs of $11,000. Approximately $50,000 of the total net proceeds was received by the Company subsequent to September 30, 2021 and is included in the accounts receivable as of September 30, 2021.

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

The total amount outstanding under the Geneva Notes, including accrued interest thereon, as of September 30, 2021, and December 31, 2020, was $313,472 and $0, respectively.

Unsecured convertible notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic the CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “August 2021 Notes”). The August 2021 Notes are unsecured, and provide for interest at the rate of 5% per annum. Such August 2021 Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the August 2021 Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the August 2021 Notes (the “Majority Holders”), on or after (a) the one year anniversary of the August 2021 Notes ,or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the August 2021 Notes at any time. Events of Default under the August 2021 Notes include, without limitation, (i) failure to make payments under the August 2021 Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or August 2021 Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the August 2021 Notes. The August 2021 Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.18 per share.

Short-term loans

The Company’s CEO had provided a short term loan of $70,000 to the Company during the year ended December 31, 2020, of which $50,000 was repaid. As such, $20,000 was outstanding at September 30, 2021. During the three months ended March 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid after the three months ended March 31, 2021. On May 18, 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into a promissory note in the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at September 30, 2021. During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. During the nine months ended September 30, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. As such, a balance of approximately $45,000 remained outstanding as a short-term loan as of September 30, 2021. During the nine months ended September 30, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and approximately $258,000 was outstanding as a short-term loan as of September 30, 2021.

Mergers

The Company consummated mergers with Oncotelic Inc. and PointR Data Inc. (“Mergers”) in 2019. For additional information on the Mergers, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

The Company is also working on developing OT-101 as a possible drug candidate that can be deployed in various epidemic and pandemic diseases, such as Severe Acute Respiratory Syndrome (“SARS”) and specifically for the current COVID-19. As of the date of this report, the Company has filed an Investigational New Drug Application (“IND”) with the FDA to permit the Company to conduct clinical trials to prove the efficacy of OT-101 against COVID-19. The Company has initiated clinical trials in Latin America to evaluate the efficacy of OT-101 against COVID-19 and expects preliminary results before the end of the fiscal year 2021. The Company plans to initiate the Company’s Phase 2 clinical trial of OT-101, a TGF-β antisense, for the treatment of patients with mild to severe COVID-19 infection. The multi-center, double blind, randomized, placebo-control study was planned to evaluate the safety and efficacy of OT-101 in combination with standard of care on two patient groups – (1) mild or moderate disease, and (2) severe disease requiring mechanical ventilation or intubation. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America. We are awaiting topline results for this study.

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

In January 2021 and subsequently in February 2021, the Company announced preliminary results for ARTI-19 trials for ARTIVeda™. The interim results announced were, as previously disclosed above, based on 120 randomized patients across three sites in India. We reported positive topline results in April 2021, and we expect final data as soon as available. Upon completion of the trial results and obtaining regulatory approval for the use in India, it is the Company’s objective to file for Emergency Use Authorization (“EUA”) with regulatory authorities around the world, including India, the United States, the United Kingdom, countries in Africa and Latin America; discussions regarding EUA with several of these authorities have commenced. On August 24, 2021, the Company announced that PulmoHealTM and ArtiVedaTM have proven to be effective against mild and moderate COVID-19 following the preplanned prospective analysis of the Company’s ARTI-19 clinical trial. As announced, the study report would serve as the basis for the Company’s regulatory submission for marketing approval of ArtiVedaTM.

No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ was added to the standard of care (“SOC”), more patients recovered faster than SOC alone. Of the 39 patients, 31 patients (79.5%) being treated with ARTIVeda™ became asymptomatic after 5-day of therapy. In comparison, only 12 of the 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5 (P=0.028, Fisher’s exact test). For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda + SOC group (N=18), as compared to 14 days for the SOC alone group (N=10) (P=0.004, Log-rank test). These data sets provide clinical support that targeting the TGF-β pathway with ARTIVeda™ may contribute to a faster recovery of patients with mild to moderate COVID-19. The trend was more pronounced with higher initial disease status. Log rank statistics: WHO-scale 2,3,4: p= 0.0369 /RR = 1.476 (0.8957-2.433), WHO-scale 3,4: p= 0.026/ RR = 1.581 (0.9094-2.747), WHO-scale 4: p= 0.0043/ RR = 2.038 (0.9961-4.168). RR = rate ratio for recovery. The Company has published the results of the trial in certain renowned publications.

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

Since April 2019, we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of the Company’s other two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Oncotelic Inc. creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol

Research Service Agreement between Golden Mountain Partners LLC (“GMP”) and the Company.

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Research Agreement”) on February 3, 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). On March 18, 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (“EC50”) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (“SI”) value of >130, which is considered highly active. On March 23, 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. On April 6, 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of greater than 500. Also, the Company has submitted a Pre-Investigational New Drug application package to the FDA. GMP paid the Company fees of $300,000 during the three months ended March 31, 2020 and $900,000 during the three months ended June 30, 2020 for the services rendered under the GMP Research Agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID Field, including up to an equal split of profit sharing. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, OXi4503 and CA4P, to a joint venture company (the “Joint Venture Company”) to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the Joint Venture Company. GMP intends that it (or its designee, as the case may be) shall provide funding to the Joint Venture Company to support its development and commercial activities in the Joint Venture Company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

The Joint Venture Company is intended to be jointly owned by GMP (or its designee), the Company and Dr. Vuong Trieu, the Company’s Chief Executive Officer (the “CEO”), and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID Field on a global basis, (ii) the GMP Agreement Products in the OT101 Oncology Field, (iii) OXi4503; and (iv) CA4P, in each case in Greater China.

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP or its affiliate, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed the CEO. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial.

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

On August 13, 2021 the Company, the CEO, and GMP executed a letter of intent and a non-binding term sheet (the “Term Sheet”), which Term Sheet included certain binding terms relating to a standstill agreement and the issuance of a convertible promissory note (as more fully described below). The Term Sheet sets forth the terms and conditions pursuant to which the Company and GMP will, subject to shareholder approval, form a joint venture (the “JV”) with the objective to develop the Company’s product portfolio. Pursuant to the Term Sheet, the Company will contribute its product portfolio to the JV in consideration for a 35% ownership stake in the JV. As set forth above, the Term Sheet sets forth certain binding terms regarding (i) a 45-day standstill by the Company, extendable for a further 30 days with mutual written consent by all parties, and (ii) the issuance by the Company of a convertible note for $1.5 million to GMP to fund the OT-101 clinical trial study close-out. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. The formation of the JV is not assured as the formation of the JV is subject to approval of the Company’s shareholders and the execution of definitive agreements, among other conditions.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19, bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the maturity of the GMP Note 2, being one year from the date of issuance of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the maturity of the GMP Note 2. Such financing will be utilized solely to fund the clinical trial.

As of September 30, 2021, GMP was invoiced by the clinical research organization for $0.5 million. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock.

The October 2021 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one-year anniversary of the date of the October Purchase Agreement, or (b) the acceleration of the maturity of the October 2021 Note by GMP upon occurrence of an Event of Default (as defined below). The October 2021 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the October 2021 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion (as defined in the October 2021 Note) from GMP. Prepayment of the October 2021 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the October 2021 Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

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

Paycheck Protection Program

In April 2020, the Company received loan proceeds in the amount of $250,000 (the “First PPP Loan”) under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the Small Business Administration (“SBA”). The PPP provides loans to qualifying businesses (“PPP Loans”) in amounts up to 2.5 times the average monthly payroll expenses and was designed to provide direct financial incentive to qualifying businesses to keep their workforce employed during the Coronavirus crisis. PPP Loans are uncollateralized and guaranteed by the SBA and forgivable after a “covered period” (8 weeks or 24 weeks) as long as the borrower maintained its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent and utilities. The forgiveness amount would be reduced if the borrower terminated employees or reduced salaries and wages more than 25% during the covered period. Any unforgiven portion was payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrowers loan forgiveness amount to the lender, or if the borrower did not apply for forgiveness, 10 months after the covered period. PPP loans provide for customary events of default, including payment defaults, breach of representations and warranties, and insolvency events and may be accelerated upon occurrence of one or more of these events of default. Additionally, the PPP Loans do not include prepayment penalties.

The Company met the First PPP Loan forgiveness requirements and in August 2021 applied for forgiveness. Also, in August 2021, the Company received the First PPP Loan forgiveness approval from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $253,347. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (the “Second PPP Loan”). The Second PPP Loan was at terms similar to the First PPP Loan. The entire amount received was outstanding at September 30, 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended September 30, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

A comparison of the Company’s operating results for the three months ended September 30, 2021 and 2020, respectively, is as follows.

	September 30, 2021	September 30, 2020	Variance
Operating expense:
Research and development	621,927	936,196	(314,269)
General and administrative	1,187,035	680,077	506,958
Total operating expense	1,808,962	1,616,273	192,689
Loss from operations	(1,808,962)	(1,616,273)	192,689
Other income (expense):
Loss on conversion of debt	-	(88,817)	(88,817)
PPP loan forgiveness	253,347	-	253,347
Change in the value of derivatives on debt	145,449	49,992	95,457
Interest expense, net	(445,363)	(331,459)	(113,925)
Net loss before non-controlling interests	$(1,855,529)	$(1,986,557)	$(131,027)

Net Loss

We recorded a net loss of approximately $1.9 million for the three months ended September 30, 2021, compared to a net loss of approximately $2.0 million for the three months ended September 30, 2020. The decreased loss of approximately $0.1 million for the three months ended September 30, 2021 as compared to the same period of 2020 was primarily due to higher other income recorded due to the PPP loan forgiveness of $0.3 million recorded in the three months ended September 30, 2021 compared to no revenues in the same period of 2020; higher operating expenses of approximately $0.2 million and higher interest expense of $0.1 million.

Research and Development Expense

Research and development (“R&D”) expense decreased by approximately $0.3 million for the three months ended September 30, 2021 compared to the same period in 2020. The lower R&D expense was primarily due to higher personnel expense of approximately $0.1 million and higher costs related to clinical trial operations of approximately $0.2 million during the three months ended September 30, 2020.

As a result of our Mergers, we expect to increase R&D activities, including the initiation of new clinical trials including those for COVID-19, and therefore believe that R&D expense will increase for the remainder of 2021 compared to R&D expense in 2020, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense increased by approximately $0.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase of approximately $0.6 million in stock compensation expense incurred in connection with recording stock based compensation on restricted stock units and stock options during the three months ended September 30, 2021, partially offset by lower legal and professional expenses of $0.1 million.

As a result of our Mergers, we expect G&A expense to increase for the remainder of 2021 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the three months ended September 30, 2021, we did not record a gain or loss on conversion of debt. During the same period in 2020, we recorded a loss on conversion of debt by Peak One of approximately $89,000 related to the difference in fair value to the price at which the debt was converted.

Other Income

We recorded the forgiveness of the First PPP Loan amount as other income of approximately $253,000 during the three months ended September 30, 2021. No similar income was recorded during the same period ended September 30, 2020.

Change in Value of Derivatives

During the three months ended September, 2021, we recorded approximately $0.1 million change in value of derivatives due to debt converting to liabilities on the convertible promissory notes issued to our CEO, a bridge investor, Peak One, and TFK (collectively, the “Convertible Notes”). The Company recorded approximately $50,000 change in value in the value of derivatives during the same period in 2020. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.4 million for the three months ended September 30, 2021 primarily in connection with increased debt raised from convertible notes and the JH Darbie Financing, as compared to $0.3 million for the same period of 2020, in connection with lower debt raised from convertible notes during the same period of 2020. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

A comparison of the Company’s operating results for the nine months ended September 30, 2021 and 2020, respectively, is as follows.

	September 30, 2021	September 30, 2020	Variance
Income:
Service revenue	$-	$1,740,855	$(1,740,855)
Total Income	-	1,740,855	(1,740,855)

Operating expense:
Research and development	3,135,413	1,730,337	1,405,076
General and administrative	4,475,642	4,263,265	212,377
Total operating expense	7,611,055	5,993,602	1,617,453
Loss from operations	(7,611,055)	(4,252,747)	(3,358,308)
Other income (expense)
Loss on conversion of debt	(27,504)	(254,884)	237,380
PPP loan forgiveness	253,347	-	253,347
Change in the value of derivatives on debt	239,278	60,504	178,774
Interest expense, net	(1,400,249)	(1,615,233)	214,983
Net loss before non-controlling interests	$(8,546,183)	$(6,062,360)	$(2,483,824)

Net Loss

We recorded a net loss of approximately $8.5 million for the nine months ended September 30, 2021, compared to a net loss of approximately $6.1 million for the nine months ended September 30, 2020. The increased loss of approximately $2.5 million for the nine months ended September, 2021 as compared to the same period of 2020, was primarily due to lower service revenues of approximately $1.7 million; higher operating expense of approximately $1.6 million, partially offset by reduced interest expense, including acceleration of amortization of debt issuance costs related to the debt of approximately $0.2 million, reduced change in value of derivatives of $0.2 million and lower loss on conversion of debt of $0.2 million and by income recorded on the forgiveness of the First PPP loan of approximately $0.3 million.

Revenue

We did not record services revenue during the nine months ended September 30, 2021 as compared to $1.7 million during the same period ended September 30, 2020. The services revenue of $1.2 million was recorded from services provided to GMP during the nine months ended September 30, 2020 in connection with the development of OT-101 for COVID-19, and included reimbursement of costs incurred of approximately $41,000, and $0.5 million from Autotelic.

Research and Development Expense

Research and development (“R&D”) expense increased by approximately $1.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The higher expense related to clinical trials of approximately $1.6 million, offset by lower personnel overhead costs of approximately $0.1 million and partially offset by lower operational costs of approximately $0.1 million.

As a result of our Mergers, we expect to increase research and development activities, including the initiation of new clinical trials including those for COVID-19, and therefore believe that R&D expense will increase for the remainder of 2021 compared to R&D expense in 2020, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense increased by approximately $0.2 million for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due higher stock based compensation recorded upon issuance of restricted stock units and stock options of approximately $0.5 million and higher operational costs of $0.1 million, and partially offset by lower compensation costs of approximately $0.1 million and lower legal and professional costs of approximately $0.4 million.

As a result of our Mergers, we expect G&A expense to increase for the remainder of 2021 in order to support our anticipated additional business development, fundraising, investor relations and administrative activities, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the nine months ended September 30, 2021, we recorded a loss on conversion of debt by TFK of approximately $27 thousand related to the difference in fair value to the price at which the debt was converted, compared to a loss of $0.3 million during the same period in 2020 upon the conversion of debt by Peak One.

Other Income

We recorded the forgiveness of the First PPP Loan as income of approximately $250,000 during the nine months ended September 30, 2021. No similar income was recorded during the same period ended September 30, 2020.

Change in Value of Derivatives

During nine months ended September 30, 2021, we recorded approximately $0.2 million change in value upon conversion of the debt to liabilities as a derivative on the convertible notes of our CEO, Peak One, TFK, and a bridge investor. The Company recorded approximately $61,000 change in value during the same period in 2020. The convertible notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $1.4 million for nine months ended September 30, 2021 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, as compared to $1.6 million for the same period of 2020, in connection with amortization of higher debt costs on debt raised from convertible notes during 2019.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2021	December 31, 2020
Cash	$78	$474
Working capital	(14,612)	(10,567)
Stockholders’ Equity	8,390	12,481

The Company has experienced net losses every year since inception and as of September 30, 2021 had an accumulated deficit of approximately $29.2 million. As of September 30, 2021, the Company had less than approximately $0.1 million in cash, and current liabilities of approximately $14.8 million. Of the approximately $14.8 million in current liabilities, approximately $2.0 million was debt for conducting clinical trials for OT-101 from GMP, and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones (see Note 1 of our Annual Report on Form 10K for the year ended December 31, 2020 filed with the SEC on April 15, 2021). The Company does not expect to generate any meaningful revenue from product sales in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows ($s in ‘000’s)

	Nine month ended Sept. 30,
	2021	2020
Net cash provided by (used in) operating activities	$(3,367)	$(1,324)
Net cash provided by financing activities	2,971	2,624
Increase (decrease) in cash	$(396)	$1,300

Operating Activities

Net cash used in operating activities was approximately $3.4 million for the nine months ended September 30, 2021. This was due to the net loss of approximately $8.5 million, primarily offset by non-cash amortization of debt discounts and deferred financing costs of $1.1 million, non-cash stock compensation costs on fair value of the warrants issued during the nine months ended September 30, 2021 of $2.1 million, stock compensation cost recorded on fair value of restricted stocks of approximately $0.2 million, stock compensation on stock options granted during the three months ended September 30, 2021 of approximately $0.3 million; and changes in operating assets and liabilities of approximately $1.7 million.

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

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was approximately $3.0 million, due to a receipt of cash from the JH Darbie Financing of $1.6 million, sale of equity of $0.1 million, proceeds of a convertible note of $0.3 million from Geneva and convertible notes and short-term loans from certain related parties, the CFO and bridge investors of $1.0 million, and approximately $0.1 million from the PPP, partially offset by repayments of debt of approximately $0.2 million.

For the nine months ended September 30, 2020, net cash provided by financing activities $2.6 million which primarily was $2.3 million of cash generated from the JH Darbie Financing, net of amortized costs, $250,000 under the PPP, and $70,000 from receipt of a short-term loan from the Company’s CEO.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2021 was not effective as a result of certain material weaknesses.

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

Management’s Plan to Remediate the Material Weaknesses

Management had been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. However, due to current resource restrictions, management has put the remediation plan on hold. Once the Company has the required resources, the remediation actions shall be planned and will include:

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We have put those plans on hold for the time being as we gather required resources to reinitiate the efforts. We are evaluating hiring an external firm to help us with the remediation efforts. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2021, we may not be able to achieve our objectives in completely remediating our existing weaknesses.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021 as well as risk factors described in our quarterly filings on form 10-Q and our Current Reports on form 8-Ks. The risks described below and in our Form 10-K, form 10-Qs and form 8-Ks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In March 2021, the Company converted 278,188 shares of the Company’s Series A Preferred Stock into 278,187,847 shares of its Common Stock pursuant to the terms of the Merger Agreement and PointR Merger Agreement. For more information regarding the Mergers, see Note 1 to our Annual Report on form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021).

In May 2021, the Company issued 250,000 shares of its common stock to Peak One as compensation in connection with the EPL. These shares were subsequently registered by the filing of our Registration Statement on Form S-1 with the SEC.

In May and June 2021, the Company entered into Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., whereby the Company issued two convertible notes in the aggregate principal amount of $307,500 convertible into shares of common stock of the Company. Such unsecured convertible notes may be converted into shares of the Company’s common stock upon the conversion of the unsecured convertible note.

In July 2021, the Company issued 1,257,952 shares of Common Stock to its employees in lieu of fully vested restricted stock units under the 2015 Equity Incentive Plan. The Company recorded a stock-based compensation cost of $226,431 related to such issuance.

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

In September 2021, the Company issued 310,000 shares of Common Stock to Equity NY in connection with certain services rendered by them and recorded a non-cash expense of $23,641.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19. The GMP Note is convertible into the Company’s Common Stock upon the maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million which is convertible into shares of the Company’s Common Stock at either the earlier of (a) the one-year anniversary of the date of the October Purchase Agreement, or (b) the acceleration of the maturity of the October 2021 Note by GMP upon occurrence of an Event of Default. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2021:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.2

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.1

10.4	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of August 4, 2021.	8-K	8/5/2021	10.1

10.5	Form of Note Purchase Agreement, dated as of August 4, 2021, by and among the Company and the investors identified therein.	8-K	8/5/2021	10.2

10.7	Unsecured Convertible Note Purchase Agreement between Oncotelic Therapeutics, Inc. and Golden Mountain Partners, LLC, dated September 21, 2021	8-K	9/27/2021	10.1

10.8	Promissory Note issued to Golden Mountain Partners, LLC, by Oncotelic Therapeutics, Inc., dated September 21, 2021	8-K	9/27/2021	10.2

10.9	License Agreement between Oncotelic Therapeutics, Inc. and Autotelic, Inc., dated September 30, 2021	8-K	10/4/2021	10.1

10.10	Unsecured Convertible Note Purchase Agreement between Oncotelic Therapeutics, Inc., and Golden Mountain Partners, LLC, dated October 25, 2021	8-K	10/28/2021	10.1

10.11	Promissory Note issued to Golden Mountain Partners, LLC, by Oncotelic Therapeutics, Inc. dated October 25, 2021	8-K	10/28/2021	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.1	Interactive Data Files for the three and six months ended June 30, 2021 and June 30, 2020				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	November 22, 2021

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 22, 2021

