Form 10-K
period 2021-12-31
Oncotelic Therapeutics, Inc.
filed 2022-04-15
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of June 30, 2020 was approximately $34,739,000.

As of March 20, 2022 the aggregate number of outstanding shares of common stock of the registrant was 378,630,104.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K (this “Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “aim,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “indicate,” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating income or losses, future performance, future revenues and projected expense, including that to fund our clinical and other development programs; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to continue as a going concern; our ability to select and capitalize on commercially desirable product opportunities as a result of limited financial resources; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current or future executive officers, directors and principal consultants; the competitive nature of our industry and the possibility that our products or product candidates may become obsolete or may not generate revenues as expected or at all; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the development of and the process of commercializing AI/Blockchain and other technologies for supporting the development of OT-101 and Artemisinin for COVID-19, OT-101, including development of OT-101, Artemisinin, OXi4503, CA4P and our 2021 in-licensing of apomorphine; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the entering into any corporate transactions to develop our products through partnerships, joint ventures or other corporate transactions; our ability to make a proposed initial public offering between us and our potential joint-venture partners for the proposed joint venture: our ability to obtain and maintain orphan drug exclusivity for some of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into and maintain any collaboration with respect to product candidates; our ability to continue to develop or commercialize our products or product candidates in the event any license agreements in place with third parties expire or are terminated; the performance and conduct of third parties, including our third-party manufacturers and third party service providers used in our clinical trials; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the potential liability exposure related to our products and our insurance coverage for such exposure; our ability to form alliances with other third parties to develop the products in our pipeline through partnerships, joint ventures, mergers or acquisitions; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; the volatility of the price of our common stock; the ability to achieve secondary trading of our stock in certain states; the dilutive effects of potential future equity issuances; our expectation that no dividends will be declared on our common stock in the foreseeable future; our ability to maintain an effective system of internal controls; the payment and reimbursement methods used by private or governmental third-party payers; our ability to retain adequate staffing levels; unfavorable global economic conditions; unfavorable global epidemic and pandemic conditions; a failure of our internal computer systems or those of our contractors and consultants; potential misconduct or other improper activities by our employees, contractors or consultants; the ability of our business continuity and disaster recovery plans to protect us in the event of a natural disaster; and other factors discussed elsewhere in this document or any document incorporated by reference herein or therein~~.~~

The forward-looking statements contained in this document are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve several risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these “forward-looking statements.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The sections captioned “Risk Factors” as well as other sections in this document or incorporated by reference into this document discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this document relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. While we believe these assumptions to be reasonable and sound as of the date of this Annual Report, if these assumptions turn out to be incorrect, actual results may materially differ from the projections based on these assumptions. As a result, the markets for our product candidates may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

ii

PART I

ITEM 1.	BUSINESS

Company Background

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. Our principal corporate office is in the United States at 29397 Agoura Road, Suite 107, Agoura Hills, CA 91301 (telephone: 650-635-7000). Our internet address is www.oncotelic.com.

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

In addition, the Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the Securities and Exchange Commission (the “SEC”) on a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s Common Stock available for issuance under the 2015 plan is 27,250,000.

Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc through a reverse merger in 2019, we realigned the company pipeline to focus on rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. This strategy aims to capitalize on a voucher program in the United States (“US”). By focusing on RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large value on regulatory approval, which can be upwards of several million dollars. Approval in US would allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications will be conducted following the positive interim read of the pediatric trials. This approach maximize return on investment for the shareholders.

Concurrently we also explore opportunity to create values for shareholders by forming strategic alliances and/or licensing our product portfolio. As of August 2021, we have been working on the formation of a joint venture (“JV”) with Golden Mountain Partners (“GMP”) to transfer the developmental cost of our product(s) onto the JV, while still participating in potential upside through ownership of the JV. The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio and the Company are also looking to take the JV into an initial public offering (“IPO”) of the JV and which is anticipated to be a liquidity event for Company, especially if the IPO is successful. While we believe that the JV and the IPO can be completed and be successful, we cannot provide assurance for either of the events to occur; or if they occur, then they would be successful.

As a result of the reverse merger of Oncotelic and Oncotelic Inc.in April 2019 and the acquisition of PointR in November 2019, respectively, we believe we are well positioned as a biotech company with: (1) Oncotelic Inc.’s antisense platform with our drug candidate OT-101- targeting high value TGF-β2 target for various cancers and COVID-19, (2) PointR artificial intelligence (“AI”) for clinical trials, research and development, (3) Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, (4) Artemisinin for COVID-19, (5) the Company’s vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and (6) apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”). Since the JV is formed with GMP Bio, we will now plan to accelerate the development of apomorphine as our flagship drug candidate.

We are also developing OT-101, an antisense against TGF-β2 – for the treatment of various viruses, including the severe acute respiratory syndrome (“SARS”) and the current coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. Based on the final results of the trial, the trial can expand into a Phase 3 trial if the data supports the safety of the drug. This was a randomized, double-blind, placebo-controlled Phase 2 study is intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive COVID-19 and pneumonia.

In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19 (“SARS-CoV-2”). Artemisinin, purified from a plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. In a clinical study undertaken in India called ARTI-19, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The ARTI-19 trials were conducted in India by Windlas Biotech Limited (“Windlas”), the Company’s business partner in India. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs.

In September 2021, Oncotelic entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments. This transaction brings in AL-101 - an intranasal apomorphine asset with clear 505(b)2 pathway to approval for PD as well unique mechanism of action for treatment of ED and FSD.

We currently have eight primary drug and AI technology programs we are seeking to advance:

●	Intranasal drug and delivery system for intra-nasal Apomorphine for the treatment of PD, ED and FSD.

●	OT-101 - an antisense against TGF-β2 – for the treatment of solid tumors with focus on brain cancer in adult and DIPG in children. A RPD for pediatric DIPG has been granted by US FDA.

●	OT-101 - an antisense against TGF-β2 –for the treatment of various viruses, including the SARS and the current COVID-19, on its own and in conjunction with other compounds.

●	Artemisinin – a natural derivative from an Asian herb Artemisia Annua - Artemisinin has shown to be highly potent at inhibiting the ability of the COVID-19 causing virus to multiply while also having an excellent safety index as well as against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range.

●	CA4P- a vascular disrupting agent (“VDA”) - in combination with Ipilimumab for the treatment of solid tumors with focus on melanoma in adult and pediatric melanoma. A RPD has been granted to the Company by the FDA for pediatric melanoma.

●	Oxi4503- a second generation VDA - for the treatment of liquid tumors with focus on childhood leukemia. A RPD has been granted to the Company by the FDA for AML.

●	Backoffice support using PointR fabric cluster computing grids for blockchain/AI for pharmaceutical manufacturing and clinical trials and monitoring; and PointR AI for drug development through various stages of development.

●	Developing AI based technologies to enhance the development and commercialization of our Artemisinin based products and support technologies.

AL-101: PD/ ED/FSD

Oncotelic acquired AL-101 for the intranasal delivery of apomorphine for the treatment of PD. Over 60,000 new patients being diagnosed with PD in the United States and currently there are over 1 million patients in the US and expected to increase to over 1.2 million by 2030. In addition, approximately 10 million suffer from this disease globally. https://www.parkinson.org/Understanding-Parkinsons/Statistics. AL-101 is also being developed for ED. ED is the most prevalent male sexual disorder globally. The percentages of men affected by ED are as follows: 14.3-70% of men aged 60 years, 6.7-48% of men aged 70 years, and 38% of men aged 80 years (Geerkens MJM et al. (2019). Eur Urol Focus. pii: S2405-4569(19)30079-3). However, with the increasing administration of PDE5 inhibitors in clinical practice, it was found that approximately 30-35% of ED patients are treatment failures (McMahon CN et al. (2006). BMJ, 332: 589-92). AL-101 is designed to target treatment failure ED patients who do not respond to PDE5 inhibitors. Through similar mechanism of action, AL-101 is being developed for FSD. FSD is a prevalent problem, afflicting approximately 40% of women and there are few treatment options. FSD is more typical as women age and is a progressive and widespread condition. (Allahdadi, KJ et al. (2009) Cardiovascular & hematological agents in medicinal chemistry, 7(4), 260-269). There is no available drug for the treatment of FSD. In June 2019, the FDA approved Vyleesi (bremelanotide) to treat acquired, generalized hypoactive sexual desire disorder (“HSDD”) in premenopausal women. This is the only available drug treatment. Vyleesi has essentially replaced the only other drug for HSDD, however, it has a long list of drug-drug interactions, including commonly used antidepressants, such as fluoxetine and sertraline. In addition, it has a black box warning regarding its use with alcohol, a combination that has been associated with hypotension and syncopal episodes. Therefore, there is an urgent need for effective therapy against FSD and HSDD.

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

Oncotelic Inc.’s self-immunization protocol (SIP©) is based on the novel and proprietary sequential treatment of cancers with OT-101 (antisense against TGF-β2) and chemotherapies. Proper Sequencing of treatments is key to optimal immunotherapy. Leveraging from its in-depth knowledge of TGF-β immunotherapy, Oncotelic Inc. ordered the various treatments in the following sequence: (1) expand immune reserve through IL-2 treatment or infusion of immune cells; (2) prime immune response with TGF-β inhibitor OT-101; (3) boost immune response with chemotherapy; and (4) revitalize the exhausted of immune response with checkpoint inhibitors. This sequential treatment strategy is aimed at achieving effective self-immunization against a patients’ own cancer, resulting in robust therapeutic immune response and consequently better control of the cancer and improved survival. Prolonged states of being cancer-free have been observed in some patients with the most aggressive forms of cancer, raising a renewed hope for a potential cure. The use of OT-101 lifts the suppression of the patient’s immune cells around the cancer tissue, providing the foundation for an effective initial priming, which is critical for a successful immune response. The subsequent chemotherapy results in the release of neoantigens that result in a robust boost of the immune response. This process is termed Xenogenization process and can be: (1) hypermutation by temozolomide in the treatment of brain cancer, (2) immunogenic cell death by taxanes and 5FU in pancreatic cancer, or (3) necrotic cell death by VDA (vascular disrupting agent) in melanoma and MDS. Additionally, the Company believes that a rational combination of the Oncotelic Inc. SIP platform with immune-modulatory drugs like interleukin 2 (IL-2) and/or immune checkpoint inhibitors has the potential to help achieve sustained and robust immune responses in patients with the most difficult-to-treat forms of cancer. The combinations with IL-2 and NK are already partnered with external corporate partners. The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio and the Company will focus to further expand the development of OT-101 for various oncology indications like pancreatic cancer, melanomas, gliomas etc. as also for viral infections like COVID-19. This path is being evaluated as a monotherapy, as well as combination therapies in conjunction with other drugs like checkpoint inhibitors.

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

Of the 61 patients treated, 37 had advanced treatment failure pancreas cancer, a very difficult-to-treat cancer with an overall survival rate that is measured in months even with the best available chemotherapy regimens. Globally, over 400,000 people die of pancreatic cancer each year. MTD was not reached for the 4-days-on/10-days-off schedule, which became the schedule adopted for the phase 2 expansion phase of the trial. Disease control (complete response (CR)), partial response (PR) or stable disease (SD)) was achieved in 19 of 35 evaluable pancreas cancer patients (54%). Among liver mets only patients, there are exceptional single-agent activity and survival. Patient 1006 was pushed to complete response (CR) and survived as far out as 77 mos. This patient failed multiple lines of therapies: (1) surgery: Whipple’s procedure, (2) 1st line: 5-FU/LV, Dose 425 mg/m2, (3) 2nd line: 5-FU/LV, Dose 2600 mg/m2/24hr, (4) 3rd line: Gemcitabine, Dose 1000 mg/m2/week, and (5) went on to OT-101with liver mets and complete response. Patient 1022 was pushed to stable disease (“SD”) with overall survival of 40 months. This patient had also failed multiple lines of therapies: (1) surgery: Whipple’s procedure, (2) 1st line: radiation therapy (50 Gy), (3) 2nd line: 5FU, and (4) went on to OT-101 with liver mets and SD.

OT-101 treatment more than doubled the ratio of patients being able to go onto subsequent chemotherapy versus not being able, and consistent with the expected immunization boost coming from Xenogenization with subsequent chemotherapies (taxanes and 5FU/Cisplatin) as discussed for SIP, those with subsequent chemotherapy exhibited increased mOS and more than doubled their 1-year survival. Patients treated with the non-SIP agent did not exhibit these properties.

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

GBM resilience and persistence is in stark contrast with the recent excitement in oncology where Immuno Oncology (“IO”) agents have shown promise to be curative by driving the immune cells to attack the tumors. Though extraordinarily effective against the growing number of tumors, IOs have been ineffective against GBM. GBM is generally considered immunologically “cold” with few immune effector cells needed for successful immunotherapy. The overexpression of transforming growth factor-beta 2 (“TGF-β2”) is associated with poor prognosis of tumors and plays a key role in malignant progression of various tumors including GBM by inducing proliferation, metastasis, angiogenesis, and immunosuppression. Oncotelic Inc. is developing a novel TGF-β2 antisense agent OT-101 as immunotherapy against GBM.

G004 is a multinational, multicenter, open-label, randomized, active-controlled, parallel-group study in adult patients with either recurrent or refractory AA (WHO grade III) or recurrent or refractory GBM (WHO grade IV). There were 3 treatment groups: (1) 10 µM Trabedersen, (2) 80 µM Trabedersen, and (3) standard chemotherapy (mostly temozolomide). Tumor control rate at 6 months was the primary endpoint. Response assessment included the tumor control rate and the overall response rate, which were assessed at 6, 12, and 14 months by central MRI reading. The tumor control rate was defined as the percentage of patients with either CR, PR, or SD and the overall response rate was defined as percentage of patients with either CR or PR. An independent blinded central MRI reading was performed to obtain a standardized response assessment for the efficacy analysis. Central reading was performed by 2 independent neuroradiologists with an additional adjudicator deciding in case of conflicting opinions.

All patients had previous tumor surgery, almost all patients had previous radiation therapy, and more than half of the patients had received previous chemotherapy. A total of 134 patients, 89 patients in the OT-101 test group and 45 patients in the standard chemotherapy control group were assessed. The findings of a randomized Phase II study further confirmed the feasibility of intratumoral application of OT-101 via convection enhanced delivery (CED) for up to 6 months and showed that it results in early disease control at 6 months at a rate comparable to that achieved with temozolomide. OT-101 was administered to 89 R/R high-grade glioma (HGG) (Anaplastic Astrocytoma/AA:27; Glioblastoma multiforme/GBM: 62) patients with an intratumoral catheter using a convection enhanced delivery (CED) system. 77 patients (Efficacy population; GBM: 51; AA: 26) received at least the intended minimum number of 4 OT-101 treatment cycles. Response determinations were based on central review of MRI scans according to McDonald criteria. Standard statistical methods were applied for the analysis of data. Nineteen patients had a complete response (CR) or partial response (PR) following a slow but robust size reduction of their target lesions. In addition, 7 patients had stable disease (SD) lasting ≥6 months. For the combined group of 26 AA/GBM patients with favorable responses, the median PFS was >3 years and OS was >3.5 years (16, 17). Hence, OT-101 administered intratumorally exhibits clinically meaningful single-agent activity and induces durable CR/PR/SD in R/R HGG patients. These results provided the proof of concept that targeting TGFβ2 with intratumoral OT-101 therapy can result in a favorable survival outcome for R/R HGG patients (AA, WHO grade 3 and GBM, WHO Grade 4).

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

The US FDA has granted the Company a RPD for pediatric DIPG.

OT-101 for Treatments of Corona Viruses

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Agreement”) in February 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics. In March 2020, Oncotelic reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 showed that it was highly active against COVID-19. Further, in March 2020, the Company, Oncotelic Inc. and GMP entered into a supplement to the Agreement (the “Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Agreement, pending positive confirmatory testing against COVID-19. In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Agreement (as amended by the Supplement), GMP is entitled to obtain certain exclusive rights to the use of the Product in the field of the treatment of COVID-19 on a global basis, and an economic interest in the use of the Product in the field of the treatment of COVID-19 including 50/50 profit sharing. In March 2020, the Company reported the anti-viral activity of OT-101, in an in vitro antiviral testing performed by an independent laboratory, OT-101 has an 50% effective concentration (EC50) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (SI) value of >130, which is considered highly active and on par or superior to Remdesivir- a Gilead’s drug. Unlike Remdesivir- OT-101 targets not only the virus replication but also the virus induced pneumonia and fibrosis.

A Phase 2 C001 Covid Study: “A Double-Blind, Randomized, Placebo Controlled, Multi-Center Study of OT-101 in Hospitalized COVID-19 Subjects” was completed for OT-101 in South America, that can expand into a Phase 3 trial if the data supports the safety of the drug. This was a randomized, double-blind, placebo-controlled Phase 2 study intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive COVID-19 and pneumonia. By suppressing TGF-β, OT-101 suppresses COVID-19 replication directly and has the potential to also suppressed viral induced pneumonia and fibrosis. In October 2021, Data lock and Study Data and Analysis Data Models (SDTMs & ADaMS Databases) were generated for the trial. The trial compares OT-101 in combination with Standard of Care (“SOC”) versus Placebo plus SOC (N= 32 pts at 2:1 randomization ratio). SOC includes dexamethasone, the only drug known to improve outcomes in severe cases of COVID-19. The top line data was:

1)	Safety endpoints met. OT-101 as a TGF-β inhibitor was safe to administer to COVID-19 patients including severe/critical COVID-19 patients.
2)	Efficacy signals were obtained. End of treatment (Day 7) mortality for the entire study population was 4.5% OT-101 versus 20% for placebo.
3)	Incidence of >96% viral load knockdown on End of Treatment (Day 7) was 89% for OT-101 versus 67% for placebo.
4)	Overall survival improved 3X for critical COVID-19 pts (4 days for placebo versus 14 days for OT-101, p < 0.0166).

Artemisinin for Treatment of COVID-19

Artemisinin derived from Chinese herb Artemisia annua L. (Sweet wormwood) has been used medicinally to treat fevers for centuries in China. Like other potential COVID-19 therapeutic agents such as Hydrochloroquine and Remesidivir, the efficacy of Artemisinin remains to be tested in well controlled and sufficiently powered clinical trials.

We discovered that Artemisinin was highly potent at inhibiting the ability of SARS-CoV-2 to multiply while also having an excellent safety index. The Company’s’ test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin has the potential to target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. Artemisinin also has been reported to have antiviral activities against hepatitis B and C viruses, human herpes viruses, HIV-1, influenza virus A, and bovine viral diarrhea virus in the low micromolar range. TGF-β surge and cytokine storm cannot occur without TGF-β. Clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, are suppressed by targeting TGF-β with Artemisinin.

The availability of Artemisinin as a pre-existing dietary supplement may allow it to be deployed in many countries, including developing countries where the healthcare system can easily be overwhelmed. Its safety was clearly superior to chloroquine and remesidivir. The Company’s ARTI-19 trial in India was conducted by Windlas, the Company’s business partner in India, as part of the Company’s effort at deploying ArtiShieldTM across India, and a variation of that in Asia, Africa, and Latin America. No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ / PulmoHeal™ was added to the SOC, more patients recovered faster than SOC alone.31 of 39 (79.5%) of patients taking became asymptomatic after 5-day of therapy. In comparison, only 12 of 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5. For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda™ / PulmoHeal™ + SOC group, as compared to 14 days for the SOC alone group. These data sets provided clinical support that targeting the TGF-β pathway with ARTIVeda™ / PulmoHeal™ may contribute to a faster recovery of patients with mild to moderate COVID-19 patients. The Company has published the results of the trial in certain renowned publications. The Company is intending to continue developing Artemisinin as pharmaceutic for tropical viral diseases. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas.

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

Similarly, CA4P causes rapid and widespread tumor cell necrosis. A number of laboratories have shown that the type of tumor cell death induced by ischemic necrosis not only controls the presence or absence of specific tumor antigens, but also can result in immunological responses ranging from immunosuppression to anti-tumor immunity. The terms “immunogenicity of cell death” or “immunogenic cell death” (ICD) is often used by scientists to describe the ability of dead/dying cells (especially of tumor cells) to mount antigen-specific and particularly CD8 + T-cell-mediated adaptive immune responses and not simply lead to innate inflammation. CD8 + T-cells play significant role in tumor protection and development of this type of immunity. A modernized concept has emerged which defines immunogenic cell death in general because of mutual or consequent processes including endoplasmic reticulum stress release of “find-me” signals (e.g., ATP), exposure of “eat-me” signals (e.g., calreticulin, phosphatidylserine) and damage-associated molecular patterns (DAMPs [HMGB1, F-actin]). These molecular changes might occur in the cells undergoing necrotic death. These and other signals appear to be relevant to the potential for CA4P to increase immunogenicity following induction of ischemic necrosis.

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

The FDA has granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug. Preclinical studies in which CA4P was combined with an anti-CTLA4 antibody using an EMT-6 mammary tumor model showed that 7 out of 8 mice receiving a combination of CA4P and an anti-CTLA4 antibody experienced complete remission of their tumors, compared to only 1 of 8 in the CA4P monotherapy arm and 2 of 8 in the anti-CTLA4 antibody monotherapy. This application is based on observed CA4P activity in melanoma in early clinical testing. During various phase 1 studies, we found that CA4P treatment resulted significant disease control among patients with solid tumors who progressed on standard therapies. CA4P treatment resulted in 2 Stable Disease (SD) of 5 melanoma patients treated. One Partial Response (PR) was observed of 6 melanoma patients treated follow progressing during first-line trial therapy with dacarbazine and sorafenib. Building on the single agent activity of CA4P, we are expecting that combination of CA4P with Ipilimumab or other immune-oncology drug would result in improved tumor control for the target pediatric population above the 2 PR out of 17 patients treated with Ipilimumab alone which supported the approval of Ipilimumab in pediatric melanoma.

OXi4503 for Acute Myeloid Leukemia

OXi4503 (combretastatin A1-diphsphate; CA1P) is a novel investigational VDA that has been shown to have a significant in vitro cytotoxic as well as chemo-sensitizing activity against human AML cells. OXi4503 also exhibited in vivo anti-leukemic activity in xenografted mice with human AML.

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

Compared with pediatric acute lymphoblastic leukemia (“ALL”), the outlook for pediatric AML patients is far worse. Even though pediatric AML cases are far fewer than pediatric ALL, the mortality rate is about the same, illustrating that AML is a devastating disease and the need for continuing research to identify effective treatments for these children. The prognosis for AML in children remains relatively poor, with a 5-year survival rate of 64% compared with 90% in ALL.

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

The FDA has granted a RPD for OXi4503 for the treatment of pediatric AML.

AI/Blockchain: PointR/EdgePoint

PointR, an acquisition made in November of 2019, develops, and deploys high performance cluster computers and artificial intelligence (“AI”) technologies for inference processing of a camera-grid that are interconnected to create 360-degree vision-grid to track men and materials indoors. The scope has expanded to include the entire life cycle of a drug: discovery, clinical trials, and manufacturing. These grids provide real-time, localized decision-making harvesting complex data from structured and unstructured sources. Originally intended to be used exclusively for operator tracking in manufacturing, the AI is broadened to automate surveillance and inspections in processing lines. In addition, AI is being targeted to provide support for clinical trials and pre-clinical research.

The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The vision grid can integrate and fuse data from any type of sensors or collection devices. For example, the platform is a network of activity detection cameras and proximity beacons functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger.

The use of AI and machine learning will streamline operations, enhance efficiency, and create immutable audit records for regulators while reducing labor overhead and source of human errors. The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The PointR grid can integrate and fuse data from any type of sensors or collection devices. For example, the platform is a network of activity detection cameras and proximity beacons functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger.

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

Data integrity is a large and unsolved problem within drug development and manufacturing. Data from 5 1/2 years of FDA inspection records, from 2014 to 2020, for four major markets: China, India, Europe, and the United States, revealed endemic data integrity issues including data manipulation. These stipulate that all manufacturing data must be preserved — unaltered — and made available to regulators. For example- out of more than 12,000 FDA inspections of drug plants in the United States, about 7% uncovered violations of the FDA’s data integrity rules including data manipulation. In India, about 24% of the plants inspected committed some sort of data violation, while in China, that figure is 31%. The consequences of data manipulation would be the invalidation of clinical data based on the adulterated drug product, safety concerns and liabilities to the patients, and FDA sanction and legal action.

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

The Company’s non-controlling interest subsidiary, EdgePoint, is working to bring a solution that addresses both issues using proven technology. We intend to solve this problem with AI “machine vision” based on our proprietary technology, which is integrated with IBM and re-sold by IBM and its partners. We address the data integrity problem in a stepwise fashion. We start with streamlining the warehouse supply chain component. Later we add modules that spread across the plant in a comprehensive manner. We may spin-off Edgepoint as a separate publicly traded entity.

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

Clinical AI Deployment: Oncotelic is anticipating a series of investigator led studies for its flagship product, OT-101. Investigator led studies are conducted by physicians in academic institutional settings. The university settings of clinical studies provide several benefits including their neutrality (appreciated by regulators), high quality (enhanced research corpus) and reduced expense (in-house resources). However, in data-collection, cleansing and analysis the investigator studies can be resource starved so resort to unconventional techniques such as spreadsheets on laptops which can affect the study. To offset the deficiency Oncotelic will deploy AI to streamline its clinical trials. By creating a data lake based on and in partnership with Amazon Web Services (“AWS”) data will flow directly from patient’s hospital electronic medical records (EMR) into the clinical trial data-store called EDC. AI processes will extract relevant information from the records and populate the clinical database without any human intervention ensuring accuracy of the study-data transfer. Later the data can be analyzed by a number of machine learning tools that are attached to AWS frameworks for submission to regulators. The entire data workflow and storage will be under AWS regulation compliance practices satisfactory to any regulator.

Leveraging its partnerships with industry leaders, the AI team will combine its own AI technology with industry standard Blockchain to transform drug manufacturing. The combined system has the potential to automatically record individual key steps in cGMP manufacturing operations including the flow of people, raw materials, and operations in trusted perpetual blockchain ledgers that are indisputable. This has the potential to create much more efficient GMP manufacturing operations while simultaneously improving reliability and data security.

The company is designing a nanoparticle manufacturing plant to produce its own as well as 3rd party products. The plant will be paperless incorporating integrated computer automation with a real-time dashboard that includes AI for predictive maintenance and control of its fill-finish lines. Also, AI-based machine vision will inspect final vials for quality control before labeling, packing and distribution. The cost-benefit for AI is clear when it replaces labor-intensive and error-prone manual process of vial-inspections to detect inconsistencies for example accidental particulates in the mix, level-of the fill and damaged stoppers. The AI promises to replace labor-intensive and error-prone manual processes.

The deployment of this supercomputing grid enables data capture and insight extraction in real time in blocks which are chained into blockchain ledger records serving as immutable transactions for stakeholders such as regulatory agencies, caretakers, insurers, payers, and manufacturers. The vision grid can integrate and fuse data from any type of sensors or collection devices. For example, the platform is a network of activity detection cameras and proximity beacons functionalized with AI algorithms to monitor, evaluate, and archive real time visual data as a series of metadata entries in a Blockchain ledger.

The use of AI and machine learning will streamline operations, enhance efficiency, and create immutable audit records for regulators while reducing labor overhead and source of human errors.

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

Our Strategy and Development Plan

We have been operating with significant capital constraints since the reverse merger between the Company and Oncotelic Inc, and for this time period we have been seeking to secure sufficient funding to continue our operations while we simultaneously seek to advance our all our investigational drugs for the treatment of cancer, coronaviruses, AI technology and more recently for PD, ED and FSD. Subject to our ability to secure additional capital, we would seek to further develop our product candidates. However, our inability to access capital historically has and may significantly impairs our ability to develop these compounds. If we are able to advance any or all of our drug candidates, we would seek to develop them till commercialization, however, there is no guarantee that we would be able to fully develop our products, obtain regulatory approvals and successfully commercialize them.

We continue to discuss collaboration opportunities with other biopharmaceutical companies, although to date have not secured any agreements with companies that are willing to purchase the products from us or license the development and commercialization rights. We intend to continue to seek a partner to acquire the marketing rights to our product candidates and to finance further clinical studies and will seek to complete a transaction if we are able to reach mutual agreement on terms. We were in discussions with GMP to further the development of OT-101, primarily for oncology indications and COVID-19, as well as CA4P and Oxi4503. The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio and the Company will work together to further the development of OT-101, wherein the Company would provide the technology and technical expertise and GMP Bio would fund the development expenses.

In addition to entering into a transaction that would provide funding for the further development of our product candidates, other elements of our development strategy would currently include:

●	Initiating clinical trials of OT-101 in various cancers: We have yet to initiate any trials but we are evaluating conducting such trials in the US as well as other countries like China in conjunction with GMP Bio. We are looking to conduct such trials in combination with other drugs like checkpoint inhibitors.

●	Conducting follow up clinical trials of OT-101 for COVID-19: The Company planned and initiated a Phase 2 trial for OT-101 in Latin America and reported preliminary results in October 2021. Data lock and Study Data and Analysis Data Models were generated for the Phase 2 COVID-19 Study. The trial compared OT-101 plus SOC versus Placebo plus SOC in a total of 32 patients at a 2:1 randomization ratio. We are considering expanding the study into China and other countries. For China, we could conduct such trials in conjunction with our development partners GMP.

●	We have completed a 120-patient trial for Artemisinin. We continue to further develop Artemisinin as pharmaceutic against respiratory viral infections.

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

●

Continuing to evaluate OXi4503 in a clinical trial: We have completed six ascending dose cohorts of OXi4503 in combination with cytarabine in Study OX1222 in patients with relapsed/refractory AML and/or MDS. In the highest dose cohort, the sixth cohort of the study, we observed potential safety signals which triggered stopping rules for the study and resulted in a partial clinical hold from the FDA until we and the FDA assess additional safety data, particularly at the fifth dose cohort level. In the fifth dose cohort of OX1222, we have observed the best potential signs of efficacy to date in the trial and believe treatment of additional patients would provide additional evidence regarding the efficacy of OXi4503 in these indications

●	Ramping up the apomorphine development program and initiating noninferiority trial comparing AL-101 against subcutaneous apomorphine for the treatment of PD. We are also considering to ramp up the apomorphine development programs for ED and FSD/HSDD.

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

Rare Pediatric Disease Designation

The FDA grants rare pediatric disease designation for diseases with serious or life-threatening manifestations that primarily affect people aged from birth to 18 years, and that affect fewer than 200,000 people in the U.S. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval of a new drug application or biologics license application for a product for the prevention or treatment of a rare pediatric disease may be eligible for a voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. Such vouchers can be valued at several millions of dollars, sometimes in excess of $100 million.

The FDA granted Rare Pediatric Disease Designation for OT-101/Trabedersen for the treatment of DIPG as a drug for a rare pediatric disease.

The FDA granted Rare Pediatric Disease Designation for CA4P/ Fosbretabulin tromethamine for the treatment of stage IIB–IV melanoma due to genetic mutations that disproportionately affect pediatric patients as a drug.

The FDA granted Rare Pediatric Disease Designation for Oxi4503 for the treatment of AML as a drug for a rare pediatric disease.

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

Product Candidate	Patent Scope	Patent Expiration
CA4P	Use of VDAs to Enhance Immunomodulating Therapies Against Tumors	August 2036

OXi4503	Method for Treating Myeloid Neoplasm by Administering OXi4503	November 2028

OT-101	Combination of A Chemotherapeutic Agent and An Inhibitor of the TGF-β System	July 2030 to
	Combination Therapy for Treatment of Pancreatic Cancer	February 2036
	Compositions and Methods for Treating Cancer	February 2036

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

EMPLOYEES

We had sixteen full-time employees as of December 31, 2021. We rely on external consultants or outsource nearly all our research, development, preclinical testing and clinical trial activity, although we maintain managerial and quality control over our clinical trials. We also rely on external consultants for various administrative tasks that are required for a public company. We expect to continue to rely on external service providers and to maintain a small number of executives and other employees. Our relations with our employees are good and we do not have any unions for the Company.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to obtain additional funding, we may be forced to cease operations.

We have experienced net losses every year since inception. In April 2019, the Company entered into an Agreement and Plan of Merger with Oncotelic Inc. for developing investigational drugs for the treatment of orphan oncology indications. The Company completed the Merger and Oncotelic Inc. became a wholly-owned subsidiary of the Company. The Merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger were been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings with the Securities and Exchange Commission.

Even though Oncotelic Inc. is considered as the acquirer for accounting purposes, the Company, as of December 31, 2021, had an accumulated deficit of approximately $31.0 million, including a net loss of approximately $10.5 million in 2021. We have no source of product revenue and do not expect to receive any product revenue in the near future, except if we generate product revenues from Artemisinin in countries around the globe other than India and which at the current time is not anticipated. We may generate revenues from services rendered in the future, but we cannot expect that to be a regular and of recurring nature. If we remain in business, we expect to incur additional operating losses over the next several years, principally as a result of our plans to continue clinical trials for our investigational drugs. As of December 31, 2021, we had approximately $0.6 million in cash and current liabilities of approximately $15.5 million, of which $1.3 million pertains to Oncotelic’s liabilities prior to the Merger and $2.6 million of contingent liabilities, incurred upon our merger with PointR Data, Inc. in November 2019, that would be issuable in shares of common stock of the Company to the PointR shareholders upon satisfaction of certain conditions. Based on our planned operations, we expect our cash to only support our operations for a short period of time. Therefore, we will need to secure near-term funding, or we would be forced to curtail or terminate operations. Because we do not currently have a guaranteed source of capital that will sustain operations for at least the next twelve months, Management has determined that there is substantial doubt about our ability to continue as a going concern.

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

In their audit report with regard to our financial statements as of December 31, 2021, we as well as our independent registered public accountants have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that it will be necessary for us to either raise additional capital in the near term or to enter into a license or other agreement with a larger pharmaceutical company. If we do not succeed in doing so, we may be required to suspend or cease our business, which would likely materially harm the value of our common stock.

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

We may not be able to partner with other pharmaceutical companies or even form any types of alliances with third parties.

As we plan to advance our product candidates through later stages of clinical trials but with lack of adequate capital resources, we will need to form alliances or enter into partnerships with other pharmaceutical companies or even other third parties. We cannot assure you that we would be able to do so at terms beneficial to the Company or at all.

We may not be able to successfully set up an IPO with third parties.

As we plan to advance our product candidates through later stages of clinical trials but with lack of adequate capital resources, we will need to form alliances or enter into partnerships with other pharmaceutical companies or even other third parties and create shareholder value, including through IPOs. We cannot assure you that we would be able to do so at terms beneficial to the Company or at all. While the Company has formed a joint venture with Dragon Overseas and GMP Bio, and taking that through an IPO, there can be no assurances that such IPO will be made or will be successful.

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

As of December 31, 2021, we had sixteen full-time employees. We rely on consultants and professionals to augment our staffing needs. Our limited financial resources require us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We depend on our executive officers and principal consultants and the loss of their services could materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, particularly our Chief Executive Officer, Chief Technology Officer, Chief Business Officer and Chief Financial Officer, our principal consultants and others. This increases the risk that we may not be able to retain their services. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition to these key service providers, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. Additionally, we believe that we may, at any time and from time to time, materially depend on the services of consultants and other unaffiliated third parties. We cannot assure you that consultants and other unaffiliated third parties will provide the level of service to us that we require in order to achieve our business objectives.

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

The market price of our common stock has been, and likely will continue to be, highly volatile. Factors, including our financial results or our competitors’ financial results, clinical trial and research development announcements and government regulatory action affecting our potential products in both the United States and foreign countries, have had, and may continue to have, a significant effect on our results of operations and on the market price of our common stock. We cannot assure you that an investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market. Substantially all of the shares of our common stock issuable upon exercise of outstanding options and warrants have been registered or are likely to be registered for resale or are available for sale pursuant to Rule 144 under the Securities Act and may be sold from time to time. As of December 31, 2021, we had approximately 139.5 million shares of common stock underlying currently outstanding convertible debt, warrants and options. Sales of any of these shares on the market, as well as future sales of our common stock by existing stockholders, or the perception that sales may occur at any time, could adversely affect the market price of our common stock.

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

As of December 31, 2021, we had net tangible assets of less than $0.6 million and our common stock had a market price per share of less than $5.00. As a result, transactions in our common stock are subject to the SEC’s “penny stock” rules. The designation of our common stock as a “penny stock” likely limits the liquidity of our common stock. Prices for penny stocks are often not available to buyers and sellers and the market may be very limited. Penny stocks are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks. Because shares of our common stock are currently subject to these penny stock rules, your ability to trade or dispose of shares of our common stock may be adversely affected.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our small size and limited staffing levels do not allow for segregation of duties that exist at larger companies. We have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of December 31, 2021. We continue to work on remedying our weaknesses and maintaining effective internal controls over financial reporting; however, there can be no assurance that a material weakness will not occur in the future or our material weaknesses would be rectified. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to maintain our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Issuance of additional equity securities may adversely affect the market price of our common stock.

We were authorized to issue up to 750,000,000 shares of our common stock. As of December 31, 2021, we had 375,288,146 shares of common stock issued and outstanding, including 1,019,303 shares of common stock to be issued. As of December 31, 2021, we also had approximately 53,300,000 warrants outstanding, approximately 16,600,000 options and approximately 69,500,000 shares of common stock issuable upon conversion of convertible notes.

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

We also consider from time-to-time various strategic alternatives that could involve issuances of additional common or preferred stock, including but not limited to acquisitions and business combinations.

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

The Company will require additional capital funding, the receipt of which may impair the value of our Common Stock and EdgePoint’s Common Stock.

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

The Company’s common stock trades on the OTCQB market, operated by OTC Markets, under the symbol “OTLC”.

Holders

As of March 20, 2022, there were approximately 83 stockholders of record of the 378,630,104 outstanding shares of the Company’s common stock.

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

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report” or “Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. For a more detailed discussion on our forward-looking statements, kindly refer to “Forward Looking Statements” prior to Item 1: Part I: Business contained in this Annual Report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Some of these risks are included in the section entitled “Risk Factors” set forth in this Annual Report and in other reports that we file with the SEC. The occurrence of any of these risks, or others of which we are currently unaware, may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisitions of businesses or products;
●	expectations concerning our ability to raise additional funding and to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our ability to successfully form a joint venture with Golden Mountain Partners to develop our product portfolio;
●	our ability to avoid, or to adequately address any intellectual property claims brought by third parties; and
●	the anticipated impact of any changes in industry regulation.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that the actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware which went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the amendment also increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

In addition, the Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the Securities and Exchange Commission (the “SEC”) vide a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s Common Stock available for issuance under the 2015 plan is 27,250,000.

Merger Agreement with Oncotelic, Inc.

In April 2019, the Company completed a merger with Oncotelic Inc. (the “Merger”), a clinical-stage biopharmaceutical company focused on the treatment of cancer using TGF-β RNA). Oncotelic and Oncotelic Inc. entered into the Merger in order to create a publicly traded company with a pipeline of immunotherapies that target several cancer markets which currently lack adequate treatment options. For a more detailed discussion on the Merger, please refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Merger Agreement with PointR Data, Inc.

In November 2019, the Company consummated a merger with PointR Data, Inc. (the “PointR Merger”). The PointR Merger was intended to create a publicly traded AI driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late-stage cancers such as gliomas, pancreatic cancer and melanoma. For a more detailed discussion on the Merger, please refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Company Overview

We are a clinical-stage biopharmaceutical company developing drugs for the treatment of orphan oncology indications, developing antisense and small molecule injectable drugs for the treatment of cancer. After the acquisition of Mateon Therapeutics, Inc through a reverse merger in 2019, we realigned the company pipeline to focus on rare pediatric cancers. The United States Food and Drug Administration (“FDA”) has granted us Rare Pediatric Designations (“RPD”) for pediatric Diffuse Intrinsic Pontine Glioma (“DIPG”) for OT-101, pediatric melanoma for CAP4 and acute myeloid leukemia (“AML”) for Oxi4503. This strategy aims to capitalize on a voucher program in the United States (“US”). By focusing on RPD we anticipate: 1) reducing the cost of clinical development by way of a smaller and faster clinical trial, 2) acceleration of the approval process and final approval, 3) obtaining regulatory/ marketing exclusivity for up to 12 years as a biologic, and 4) obtaining vouchers worth a significantly large value on regulatory approval, which can be upwards of several million dollars. Approval in US would allow for approval in the rest of the world (“ROW”) using the US dossier. Phase 3 clinical trials for approval in adult indications will be conducted following the positive interim read of the pediatric trials. This approach maximize return on investment for the shareholders.

Concurrently we also explore opportunity to create values for shareholders by forming strategic alliances and/or licensing our product portfolio. As of August 2021, we have been working on the formation of a joint venture (“JV”) with Golden Mountain Partners (“GMP”). The Company entered into a JV with Dragon Overseas and GMP Bio, affiliates of GMP on March 31, 2022. GMP Bio to transfer the developmental cost of our product(s) onto the JV, while still participating in potential upside through ownership of the JV. GMP Bio and the Company are also looking to take the JV into an initial public offering (“IPO”) of the JV and which is anticipated to be a liquidity event for Company, especially if the IPO is successful. While we believe that the IPO can be achieved and would be successful, we cannot provide assurance for either the IPO or the success therof.

As a result of the reverse merger of Oncotelic and Oncotelic Inc.in April 2019 and the acquisition of PointR in November 2019, respectively, we believe we are well positioned as a biotech company with: (1) Oncotelic Inc.’s antisense platform with our drug candidate OT-101- targeting high value TGF-β2 target for various cancers and COVID-19, (2) PointR artificial intelligence (“AI”) for clinical trials, research and development, (3) Edgepoint for developing technologies for manufacturing and for developing technologies for supporting our COVID-19 programs, (4) Artemisinin for COVID-19, (5) the Company’s vascular disruptor proven safe in more than 500 patients capable of causing massive antigen release which would stimulate immune response against the cancerous tumor and (6) apomorphine, which we in-licensed in 2021, for developing against Parkinson’s Disease (“PD”), erectile disfunction (“ED”) and female sexual disfunction (“FSD”). Since the JV is formed with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio’), we plan to accelerate the development of apomorphine as our flagship drug candidate.

We are also developing OT-101, an antisense against TGF-β2 – for the treatment of various viruses, including the severe acute respiratory syndrome (“SARS”) and the current coronavirus (“COVID-19”), on its own and in conjunction with other compounds. Viral replication cannot occur without TGF-β; and TGF-β surge and a cytokine storm cannot occur without TGF-β. A Phase 2 trial was completed for OT-101 in South America. Based on the final results of the trial, the trial can expand into a Phase 3 trial if the data supports the safety of the drug. This was a randomized, double-blind, placebo-controlled Phase 2 study is intended to evaluate the safety and efficacy of OT-101 in adult patients hospitalized with positive COVID-19 and pneumonia.

In addition, during 2020 and 2021, the Company was developing Artemisinin as a potential therapy for the virus causing COVID-19 (“SARS-CoV-2”). Artemisinin, purified from a plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. In a clinical study undertaken in India called ARTI-19, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The ARTI-19 trials were conducted in India by Windlas Biotech Limited (“Windlas”), the Company’s business partner in India. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs.

In September 2021, Oncotelic entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”), pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic will be entitled to earn the milestone payments. This transaction brings in AL-101 - an intranasal apomorphine asset with clear 505(b)2 pathway to approval for PD as well unique mechanism of action for treatment of ED and FSD.

Research Service Agreement between GMP and the Company.

When COVID-19 emerged in China, the Company and GMP contemplated a collaboration to develop drug candidates for COVID-19. Oncotelic Inc. and GMP entered into a research and services agreement (the “GMP Research Agreement”) in February 2020 memorializing their collaborative efforts to develop and test COVID-19 antisense therapeutics (the “GMP Agreement Product”). In March 2020, the Company reported the anti-viral activity of OT-101 – its lead drug candidate currently in phase 3 testing in pancreatic cancer and glioblastoma. In an in vitro antiviral testing performed by an independent laboratory, OT-101 had an 50% effective concentration (EC50) of 7.6 µg/mL and is not toxic at the highest dose of 1000 µg/mL giving a safety index (SI) value of >130, which is considered highly active. Further in March 2020, the Company and GMP entered into a supplement to the GMP Research Agreement (the “GMP Research Supplement”) to confirm the inclusion of OT-101 within the scope of the GMP Research Agreement as a GMP Agreement Product, pending positive confirmatory testing against COVID-19. In April 2020, the Company announced that it had delivered the requisite testing results to GMP confirming the applicability and potential use of OT-101 for the treatment of COVID-19. OT-101 exhibited potent activity against both COVID-19 and SARS with a robust safety index of >500. Also, the Company has submitted a Pre-Investigational New Drug application package to the Food and Drug Administration. GMP paid the Company fees of $1.2 million during the year ended December 31, 2020 for the services rendered under the agreement. The Company also recorded approximately $40,000 for reimbursement of actual costs incurred.

In consideration for the financial support provided by GMP for the research, pursuant to the terms of the GMP Research Agreement (as amended by the GMP Research Supplement) GMP is entitled to obtain certain exclusive rights to the use of the GMP Agreement Product in the COVID Field on a global basis, and an economic interest in the use of the GMP Agreement Product in the COVID-19 Field including profit sharing to be decided. As described in the GMP Research Supplement, the Company intends to license or assign intellectual property rights, including the 2020 Patent Application and any other intellectual property rights owned or controlled by the Company relating to the GMP Agreement Product, with an option to the intellectual property rights to OXi4503 and CA4P at a future time, assuming GMP or their designee wishes to include those assets as well, to a joint venture company (the “Joint Venture Transaction”) to be established jointly between Oncotelic Inc. and GMP (or its designee), as well as providing management services and other expertise to the joint venture company. GMP intends that it (or its designee, as the case may be) shall provide funding to the joint venture company to support its development and commercial activities in the joint venture company’s territories, and in each case, on terms to be agreed by the parties. GMP shall be entitled to use its governmental relations and local expertise in Greater China to assist with coordinating the research, development and commercialization of (i) the GMP Agreement Products in the COVID Field, (ii) the GMP Agreement Products in the OT-101 Oncology Field, and if GMP decided to include (iii) OXi4503; and (iv) CA4P, in each case in Greater China. The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio and the Company will own the join venture company in a 45/55 ratio, and its principal activities shall be to research, develop, bring to market and commercialize: (i) the GMP Agreement Products in the COVID-19 Field on a global basis, (ii) the GMP Agreement Products in the OT-101 Oncology Field in the territory set forth above, and if GMP so decides to include (iii) OXi4503 in the territory set forth above; and (iv) CA4P in the territory set forth above.

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year secured convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity one year from the date of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note’s maturity at the end of one year. GMP has extended the maturity of the GMP Note to June 30, 2022 with no concessions granted to GMP for such extension. Such financing was utilized solely to fund the clinical trial.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing will be utilized solely to fund the clinical trial. As of December 31, 2021, GMP was invoiced by the clinical research organization for $1.0 million. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021 and the second tranche of $0.5 million in February 2022.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock. The terms of the note are identical to the GMP Note 2.

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

Entry into MOU and Agreement with Windlas

In August 2020 the Company executed a memorandum of understanding (the “MOU”) with Windlas for the development and commercialization of Artemisinin as a therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. The development of Artemisinin against COVID-19 was dependent on the successful completion of ARTI-19 clinical trial, which was being initiated globally in Africa, India, and South America. Windlas will be our manufacturing partner for the clinical trial batches as well as commercial batches. In September 2020 the Company executed the final MOU with Windlas regarding the development and commercialization of Artemisinin as therapeutic pharmaceutical, nutraceutical and herbal supplement against COVID-19. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs.

The Company’s ARTI-19 in India was conducted in partnership by Windlas, the Company’s business partner in India, as part of the Company’s effort at deploying ArtiShieldTM across India, and a variation of that in Asia, Africa, and Latin America. No adverse events were reported that required discontinuation of treatment. When ARTIVeda™ / PulmoHeal™ was added to the SOC, more patients recovered faster than SOC alone.31 of 39 (79.5%) of patients taking became asymptomatic after 5-day of therapy. In comparison, only 12 of 21 control patients (57.1%) treated with SOC alone became asymptomatic on day 5. For the sicklier patients (WHO scale 4), the median time to becoming asymptomatic was only 5 days for the ARTIVeda™ / PulmoHeal™ + SOC group, as compared to 14 days for the SOC alone group. These data sets provided clinical support that targeting the TGF-β pathway with ARTIVeda™ / PulmoHeal™ may contribute to a faster recovery of patients with mild to moderate COVID-19 patients. The Company has published the results of the trial in certain renowned publications. The Company is intending to continue developing Artemisinin as pharmaceutical for tropical viral diseases

Agreement with Autotelic BIO

In February 2018, Oncotelic Inc. had entered into a license agreement (the “ATB Agreement”) with Autotelic BIO (“ATB”), a non-affiliated Korean Company. The ATB Agreement licensed the use of OT-101, in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combined Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combined Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combined Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made in June 2020 after the successful completion of the in-vivo study and the Company recorded the revenue during the three months ended June 30, 2020. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. ATB paid the Company fees of $0.5 million during the three months ended June 30, 2020 for the successful completion of the in-vivo efficacy studies.

Private Placement through JH Darbie & Co., Inc.

Between July 2020 and March 2021, the Company offered and sold certain units (“Units”) in a private placement through JH Darbie & Co., Inc. (“JH Darbie”), with each unit consisting of: (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants (the “Warrants”), consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (the sale of Units is hereinafter, the “JH Darbie Financing”). In total, as of December 31, 2021, the Company had issued and sold a total of 100 Units. JH Darbie earned an 10 Units as fees.

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

Peak One Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the Company’s Common Stock. Under the EPL and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit Put Notices (as defined in the EPL) to Peak One (i) in a minimum amount not less than $20,000.00, and (ii) in a maximum amount up to the lesser of (a) $1.0 million or (b) 250% of the Average Daily Trading Value (as defined in the EPL). In exchange for Peak One entering into the EPL, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 250,000 shares of Common Stock, and (B) file a registration statement registering the Common Stock issued or issuable to Peak One under the EPL for resale (the “Registration Statement”) with the SEC within 60 calendar days of the date of the EPL, as more specifically set forth in the Registration Rights Agreement. The obligation of Peak One to purchase the Company’s Common Stock shall begin on the date of the EPL, and ending on the earlier of (i) the date on which Peak One shall have purchased Common Stock pursuant to the EPL equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the initial effectiveness of the Registration Statement, (iii) written notice of termination by the Company to Peak One (subject to certain restrictions set forth in the EPL), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”). During the Commitment Period, the purchase price to be paid by Peak One for the Common Stock under the EPL shall be 91% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the EPL), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the EPL), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

During the year ended December 31, 2021, the Company sold a total of 3,435,000 shares of Common Stock at prices ranging from $0.09 and $0.23 for total net proceeds of approximately $420,000.

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

The Company met the 1st PPP loan forgiveness requirements and on August 7, 2021 applied for forgiveness. On Aug 17, 2021, the Company received the 1st PPP loan forgiveness approval from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $253,347. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations. The balance outstanding on 1st PPP loan, inclusive of accrued interest, was $0 and $251,733 on December 31, 2021 and December 31, 2020, respectively.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (“2nd PPP”). The 2nd PPP was at terms similar to the 1st PPP. The Company met the 2nd PPP loan forgiveness requirements and received the 2nd PPP loan forgiveness approval from the lender on December 8, 2021 and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $93,413. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations. The balance outstanding on the 2nd PPP loan was $0 and $0 on December 31, 2021 and 2020, respectively

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

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

Unsecured convertible notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic, the CFO, and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “August 2021 Notes”). The August 2021 Notes are unsecured and provide for interest at the rate of 5% per annum. Such August 2021 Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the August 2021 Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the August 2021 Notes (the “Majority Holders”), on or after (a) the one year anniversary of the August 2021 Notes, or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the August 2021 Notes at any time. Events of Default under the August 2021 Notes include, without limitation, (i) failure to make payments under the August 2021 Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or August 2021 Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the August 2021 Notes. The August 2021 Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.18 per share.

November – December 2021 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total amount of 125,000 as part of a finder’s fee agreement.

Short-term loans

The Company’s CEO had provided a short-term loan of $70,000 to the Company during the year ended December 31, 2020, of which $50,000 was repaid during the three months ended March 31, 2021. As such, $20,000 was outstanding at December 31, 2021. During the three months ended March 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid shortly after the three months ended March 31, 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into a promissory note in the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at December 31, 2021.

During the fourth quarter of the year ended December 31, 2020, the Company’s CFO and the Bridge Investor provided short term loans of $25,000 and $50,000, respectively to the Company. Such loans were repaid as of March 31, 2021. During the year ended December 31, 2021, the CFO provided a total of approximately $120,000, of which $75,000 was converted into the August 2021 Notes. As such, a balance of approximately $45,000 remained outstanding as a short-term loan as of December 31, 2021. During the year ended December 31, 2021, the Company received approximately $630,000 primarily from two bridge investors, of which $373,500 was converted into the August 2021 Notes, and approximately $360,000 was outstanding as short-term advances as of December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expense during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates considering changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the year ended December 31, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

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

Variable Interest Entity (VIE) Accounting

We evaluate our ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements.

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

Results of Operations

Years Ended December 31, 2021 and 2020

A comparison of the Company’s operating results for the year ended December 31, 2021 and 2020, respectively, is as follows.

	2021	2020	Variance
Revenue	-
Service revenue	$-	$1,740,855	$(1,740,855)
Total revenue	-	1,740,855	(1,740,855)

Operating expense:
Research and development	$3,658,617	$4,302,447	$(643,830)
General and administrative	5,467,266	5,023,142	444,124
Total operating expense	9,125,883	9,325,589	(199,706)
Loss from operations	(9,125,883)	(7,584,734)	(1,541,149)
Interest expense, net	(2,002,813)	(1,998,321)	(4,492)
PPP loan forgiveness	346,761	-	346,761
Change in the value of derivatives	292,149	(45,051)	337,200
Loss on debt conversion	(27,504)	(343,700)	316,196
Net loss	$(10,517,290)	$(9,971,806)	$(545,484)

Net Loss

We recorded a net loss of approximately $10.5 million for the year ended December 31, 2021, compared to a net loss of approximately $10 million for the same period in 2020. The increased loss was primarily in connection with lower loss from operations due to the reduced revenues of approximately $1.7 million, generated during the year ended December 31, 2020 as against no revenues during the year ended December 31, 2021, offset by operational expenses of approximately $0.2 million. In addition, the net loss of $0.5 million was due to loss from operations of $1.5 million, offset by the recording of approximately $0.3 million for the PPP loan forgiveness, approximately $0.3 million of a lower loss on conversion of debt by TFK during the year ended December 31, 2021 as compared to the same period in 2020, and approximately $0.3 million for change in value of derivatives during the year ended December 31, 2021 as compared to the same period in 2020.

Revenue

We recorded services revenue of $0 for the year ended December 31, 2021 as compared to approximately $1.7 million during the year ended December 31, 2020. The services revenue recorded in 2020 primarily comprised of $1.2 million from services provided to GMP in connection with the development of OT-101 for COVID-19 and included reimbursement of costs incurred of approximately $41 thousand. We also recorded $0.5 million of revenues from ATB upon the successful completion of the in-vivo efficacy studies based on the ATB Agreement.

Research and Development Expense

Research and Development (“R&D”) expense decreased by approximately $0.6 million, from approximately $4.3 million for the year ended December 31, 2020 as compared to approximately $3.7 million for the year ended December 31, 2021. The decrease of approximately $0.6 million in the R&D activities is primarily due to reduced clinical trial costs of $0.3 million for the trials for OT-101 and Artemisinin, and $0.4 million for lower operational costs.

Now that we have formed a joint venture with GMP Bio, whereby we are able to transfer the responsibility of our drug development program to the joint venture, we expect to increase research and development activities for apomorphine, including the initiation of new clinical trials for our other oncology indications as well continuing or expanding on the trials and development of AI based tools and applications for OT-101 and Artemisinin for COVID-19 and other epidemics, and therefore believe that research and development expense may increase in the future, subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expense

General and administrative (“G&A”) expense increased by approximately $0.4 million, from approximately $5.4 million for the year ended December 31, 2021 as compared to $5.0 for the same period of 2020. The increase in G&A expenses by approximately $0.4 million for the year ended December 31, 2021 compared to same period of 2020 was primarily due to an increase of approximately $1 million of non-cash equity-based expenses, partially offset by lower compensation costs of approximately $0.3 million, lower legal and professional costs of approximately $0.2 million and lower other operational costs of approximately $0.1 million.

Now that we have formed a joint venture with GMP Bio, we may be able to transfer the responsibility of some or most of our G&A expenses to the joint venture, we may see an increase in G&A expenses, subject to our continuing ability to secure sufficient funding to continue planned operations.

Loss on Conversion of Debt

During the year ended December 31, 2021, we recorded a loss on conversion of debt by TFK of approximately $28 thousand related to the difference in fair value to the price at which the debt was converted. We had recorded a similar loss of $0.3 million for the debt conversion by Peak One and TFK in 2020.

Change in value of derivatives

During the year ended December 31, 2021, we recorded a gain of $0.3 million due to the change in value of derivatives on the notes issued to our CEO and the bridge investors. Correspondingly, during the year ended December 31, 2020, we recorded a nominal loss due to the change in value of derivatives of $45 thousand on the 2019 Peak One note, the TFK note and the notes issued to our CEO and the bridge investors (collectively, the “Convertible Notes”).

Interest Expense

We recorded interest expense, including amortization of debt costs, of $2.0 million for the year ended December 31, 2021 in connection with debt raised from the various convertible notes and a private placement memorandum as compared to $2.0 million on convertible notes and a portion of the private placement memorandum for the same period of 2020.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	December 31, 2021	December 31, 2020
Cash, including restricted cash	$588	$494
Working capital	(14,828)	(10,567)
Stockholders’ Equity	8,158	12,481

The Company has experienced net losses every year since inception and as of December 31, 2021 had an accumulated deficit of approximately $31 million. As of December 31, 2021, the Company had approximately $0.6 million in cash and current liabilities of approximately $15.5 million, of which approximately $1.3 million are net assumed liabilities of the Company as part of the Oncotelic Inc. reverse merger, $4.1 million of debt related to debt for conducting clinical trials for OT-101 from GMP and $2.6 million is contingent liability to issue common shares of the Company to PointR shareholders upon achievement of certain milestones. The Company does not expect to generate any meaningful revenue from product sales or licensing in the near future, and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs, if the Company is unable to form a joint venture with GMP. Since the Company successfully formed the joint venture with Dragon Overseas and GMP Bio, then all costs associated with developing the assets licensed to the JV and a substantial portion of the G&A expenses will shift over to the JV and hence the Company may be able to reduce its expenses. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of the Company’s lead product candidate, Apomorphine for Parkinsons Disease, erectile dysfunction and female sexual dysfunction; OT-101 for both cancer and COVID-19, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P.

The Company anticipates raising substantial additional capital through the sale of equity securities and/or debt, but no new financing arrangements are in place at this time.

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

Cash Flows ($s in ‘000s)

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(4,288)	$(2,812)
Net cash provided by financing activities	4,383	3,224
Increase in cash	$95	$412

Operating Activities

Net cash used in operating activities was approximately $4.3 million for the year ended December 31, 2021. This was due to the net loss of approximately $10.5 million, which was partially offset by a $1.5 million of R&D cost paid through debt from GMP, non-cash amortization of debt discounts and deferred financing costs of $1.4 million, non-cash stock-based compensation of $0.8 million, amortization and depreciation of intangibles and development equipment of $0.1 million, non-cash gain on conversion of debt and change in fair value of derivatives of $0.3 million, forgiveness of the PPP Loan of $0.3 million and changes in operating assets and liabilities of approximately $0.2 million.

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

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was approximately $4.4 million. Net cash provided was due to approximately $1.6 million raised from the JH Darbie Financing, $0.1 million received under the Payroll Protection Plan, $0.4 million raised from sale of common stock under the equity purchase agreement with Peak One, $2.8 million raised through issuance of convertible debt, repayment of $0.4 million of convertible debt due to Geneva and repayment of $0.2 million of other notes.

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

Baker Tilly US, LLP resigned from the position of our Auditors in November 2021. We appointed Rose, Snyder and Jacobs, LLP as our auditors. We have no disagreements with our accountants on accounting and financial disclosure.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of December 31, 2021 was not effective as a result of certain material weaknesses.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

●	Lack of formal policies and procedures;
●	Lack of adequate independent directors on the Company’s board of directors and committees to oversee financial reporting responsibilities since July 2021;
●	Inadequate or lack of segregation of duties;
●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We have made some progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2022.

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

The following table sets forth certain information about our current directors and executive officers followed by individual biographies of the directors and executive officers of the Company, including their business experience and other relevant information as of December 31, 2021.

Name	Age	Position
Vuong Trieu, Ph. D.	57	Chairman of the Board and Chief Executive Officer
Amit Shah	55	Chief Financial Officer
Saran Saund	64	Chief Business Officer
Anthony E. Maida III	69	Chief Medical Officer (Consultant) & Director
Steven W. King	57	Director

*Mr. David Diamond was a member of the Board of Directors and certain committees till his resignation in July 2021. Hence, his information has not been reflected in the table above.

Vuong Trieu, Ph.D. was the founder and Chairman of the Board of Directors of Oncotelic Inc., having served in such capacity since 2014, and now serves as the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors. Dr. Trieu has been involved in drug discovery, development, and commercialization for over 25 years, including his contributions as co-inventor of Abraxane®. He previously served as Executive Chairman and Interim CEO of Marina Biotech, Inc. from 2016 to 2018. Marina Biotech was a developer of tkRNA for the treatment of FAP/CRC (Familial adenomatous polyposis/ Colorectal Cancer). Prior to that, he also served as President and CEO of IgDraSol, Inc.— a developer of a 2nd generation Abraxane—beginning in 2012 until its acquisition by Sorrento Therapeutics, Inc. in 2013. He served as Chief Scientific Officer for Sorrento Therapeutics, Inc. and a member of that company’s board of directors from 2013 until 2014. Previously, Dr. Trieu was Senior Director of Pharmacology/Biology at Abraxis Bioscience/Celgene, where he led the preclinical, clinical and PK/biomarker development of Abraxane, and was the co-inventor of the intellectual property covering Abraxane. Earlier in his career, Dr. Trieu held positions at Genetic Therapy/Sandoz (leading the adenoviral gene therapy program against atherosclerosis), Applied Molecular Evolution (AME)/Lily (leading the expression, purification, and preclinical testing of mAb therapeutics) and Parker Hughes Institute (Director of Cardiovascular Biology program that evaluated a series of small molecules and biologics against preclinical models of atherosclerosis, dyslipidemia, stroke, ALS, and restenosis). Dr. Trieu holds a PhD in Microbiology, BS in Microbiology and Botany. He is a member of ENDO, ASCO, AACR, and many other professional organizations. Dr. Trieu is published widely in oncology, cardiovascular, and drug development.

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

Chulho Park, Ph.D. served as the Chief Technology Officer (“CTO”) of Oncotelic Inc. since its formation in 2015 and as CTO of the Company since the merger with Oncotelic Inc. Dr. Park resigned from his office of CTO in July 2021 due to health reasons but continues be employed by the Company.

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

Anthony E. Maida III, Ph.D., M.A., M.B.A. was appointed to the Board in May 2020. Dr, Maida was also appointed as a consultant Chief Medical Officer of the Company in April 2020. Dr. Maida has been involved in the clinical development of immunotherapy for over 27 years in various executive management positions. Since June 2010 till June 2020, Dr. Maida served as Senior Vice President, Clinical Research for Northwest Biotherapeutics, Inc., a cancer vaccine company focused on therapy for patients with glioblastoma multiforme and prostate cancer. From June 2009 through June 2010, Dr. Maida served as Vice President of Clinical Research and General Manager, Oncology, Worldwide for PharmaNet, Inc., a clinical research organization. From 1997 through 2010, Dr. Maida served as Chairman, Founder and Director of BioConsul Drug Development Corporation and Principal of Anthony Maida Consulting International, advising pharmaceutical and investment firms, in the clinical development of therapeutic products and product/company acquisitions. From 1992 to September of 1999, Dr. Maida was President and Chief Executive Officer of Jenner Biotherapies, Inc., an immunotherapy company. Dr. Maida is currently a member of the board of directors and audit chair of Spectrum Pharmaceuticals, Inc. and Vitality Biopharma, Inc. (OTCQB: VBIO) and was formerly a member of the board of directors and audit chair of OncoSec Medical Inc. (OTCQB: ONCS). Dr. Maida holds a B.A. in Biology and History, an M.B.A., an M.A. in Toxicology and a Ph.D. in Immunology. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer and the American Chemical Society.

The Board believes that Dr. Maida is qualified to serve on the Board and as the consultant Chief Medical Officer due to his extensive experience as an executive at various biotechnology and biopharmaceutical companies as well as his service on private and public company boards.

Steven W. King was appointed to the Board in May 2020. He previously served as the CEO of Peregrine Pharmaceuticals, Inc. and its wholly owned biomanufacturing subsidiary Avid Bioservices, Inc., during which time the company advanced its lead compound through Phase 3 development, while growing revenues to over $55 million. Prior to joining Peregrine, Mr. King was employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King served in a variety of executive roles at Peregrine, including Director of Research and Development from 1997 to 2000; Vice President Technology and Product Development from 2000 to 2002; Chief Operating Officer from 2002 to 2003; and Chief Executive Officer from 2003 to 2017. Mr. King served on the board of directors of Peregrine from 2003 until 2017. Mr. King previously worked at the University of Texas Southwestern Medical Center and is co-inventor on over 40 U.S. and foreign patents and patent applications in the vascular targeting agent field. Mr. King received his Bachelor’s and Master’s degrees from Texas Tech University in Cell and Molecular Biology.

The Board believes Mr. King is qualified to serve as a director because of his extensive scientific understanding of technologies in development and expertise in developing and manufacturing biologics, combined with the perspective and experience he brings from having previously served on the boards of public companies.

David Diamond was appointed to the Board on January 22, 2020. Mr. Diamond resigned from the Board in July 2021. For more information on Mr. Diamond, please refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Through July 2021, the Board had three standing committees which consist of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (collectively, the “Committees”), each of which has the composition and responsibilities described below through that date. We discontinued the Committees since July 2021 and since that date, the full Board serves in lieu of all Committees. Once re resume the Committees, members will serve on these committees until their resignation or as otherwise determined by our Board.

Audit Committee

From January 2021 till July 2021, the members of the Audit Committee consisted of Mr. Diamond, who served as Committee Chair and Dr. Maida. The Board determined that Mr. Diamond was an independent director and an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Such Committee was discontinued upon the resignation of Mr. Diamond in July 2021.

Our Audit Committee had the authority to retain and terminate the services of our independent registered public accounting firm, reviews our annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of our annual audits.

The Board had adopted a charter for the Audit Committee, which is to be reviewed and reassessed annually by the Audit Committee. Due to a lack of the Committee, such review and evaluation has not been done. A copy of the Audit Committee’s written charter is publicly available on our website at www.oncotelic.com.

Compensation Committee

From January 2021 till July 2021, the members of the Compensation Committee consisted of Dr. Maida who serves as Committee Chair and Mr. King. Such Committee was discontinued upon the resignation of Mr. Diamond in July 2021.

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

Nominating and Governance Committee

From January 2021 till July 2021, the members of the Compensation Committee consist of Mr. King who serves as Committee Chair and Dr. Maida. Such Committee was discontinued upon the resignation of Mr. Diamond in July 2021.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met 10 times, approved certain corporate actions by unanimous written consents three times and our Audit Committee met two times during the fiscal year ended December 31, 2021. As we did not have any cash compensatory changes to the existing executives in 2021, the Compensation Committee and the Nominating and Governance Committee did not meet in 2021. Each of our directors serving during fiscal 2021 attended all the meetings of the Board and the committees of the Board upon which such director served that were held during the term of his service.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee had been employed by us in the last completed fiscal year. In addition, none of our executive officers, except Dr. Trieu, served as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has an executive officer who serves on our Board or Compensation Committee since 2019. After the merger of the Company with Oncotelic Inc., our Chief Executive Officer, Dr. Trieu has been identified and is a control person of Autotelic, Inc.

Also, Mr. Steven King, was the CEO of Edgepoint Inc., an AI company that is a non-controlling interest subsidiary of the Company. Dr. Maida is currently consulting as the Chief Medical Officer with the Company in regards to its planned trials for OT-101 for COVID-19 and other oncology indications.

Corporate Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, including our CEO and CFO. The text of the Code of Conduct has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014, and is posted on our website at www.oncotelic.com. Disclosure regarding any amendments to, or waivers from provisions of the code of conduct and ethics that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2021 and 2020 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary $(1)		Bonus $	Stock Awards $(2)	All Other Compensation $		Total $
Vuong Trieu, Ph. D. President and Chief Executive Officer	2021	189,990		—	48,341	18,750	(3)	257,081
	2020	168,739		—	—	47,300	(3)	216,039

Anthony E. Maida III, Ph. D., M.D. MBA
Chief Medical Officer (May 2020)	2021	—		—	100,164	205,000	(4)	305,164
Consultant	2020	—		—	—	120,000	(4)	120,000

Chulho Park, Ph. D. Chief Technology Officer (5)	2021	99,644		—	26,948	—		126,592
	2020	124,493		—	—	28,000	(3)	152,493

Saran Saund Chief Business Officer	2021	188,791		—	77,652	33,809		300,252
	2020	217,542		—	—	10,000	(3)	227,542

Amit Shah Chief Financial Officer	2021	230,716	(3)	—	26,948	13,333	(3)	270,997
	2020	180,869	(3)	—	—	46,600	(6)	227,469

(1) Includes cost of healthcare benefits paid by the Company.

(2) No grants were made for the 2020 fiscal year. During the 2021 fiscal year, the Company granted certain stock awards to Dr. Trieu, Dr. Maida, Mr. Saund and Mr. Shah. The Company recorded stock-based compensation as the fair value of the awards using a Black Scholes valuation model using the following input values.

Expected Term	2.18 to 2.28 years
Expected volatility	129.9 to 131.40%
Risk-free interest rates	0.22 to 0.27%
Dividend yields	0.00%

The values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. The Black-Scholes valuation for the options and stock awards for Messrs. Trieu, Maida, Park, Saund and Shah were estimated based on the date on which the options and awards were granted to the officers. However, the stock option grants in the table vest over one to ten years, and the values shown do not take into account subsequent increases or decreases in actual value to the recipient. See the Narrative Disclosure below for information regarding the number of shares granted to each of the named executive officers. See Note 11 to our Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding the assumptions used to determine the fair value of each of the option awards in this table. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our current Annual Report on Form 10-K for the year ended December 31, 2021.

(3) Represents other compensations paid to Messrs. Trieu, Saund and Shah in lieu of salary and for services rendered to the Company and its subsidiaries.

(4) Represents compensation paid to Dr. Maida in lieu of services rendered to the Company.

(5) Dr. Park resigned from the office of CTO in July 2021 on account of health-related issues. His compensation is reported through the date of his resignation.

(6) Includes $33,436 paid to Mr. Shah for his services to Edgepoint during the year ended December 31, 2020.

Narrative Disclosure to Summary Compensation Table

Vuong Trieu, Ph. D., Chulho Park, Ph. D, Saran Saund and Amit Shah

Commencing April 2019, Drs. Trieu and Park were appointed as Executive Officers and commenced earning compensation based on the table below. Mr. Shah was appointed as a consulting CFO in July 2019 and became an Executive Officer and employee in August 2019. Subsequently, in August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers. The Employment Agreements provide for annual base salaries for each year of the term, subject to review and adjustment by the Board or the Compensation Committee from time to time. Each Employment Agreement provides that the executive shall be eligible for an annual discretionary cash bonus expressed as a percentage the executive’s base salary, subject to their achievement of performance targets and goals established by the Board or the Compensation Committee. Mr. Saund was appointed as an Executive Officer in November 2019 after the PointR merger. Dr. Maida was appointed as our consultant Chief Medical Officer – Translation Medicine in May 2020 and does not have an Employment Agreement. Each of the executive officers entered into the Company’s standard form of indemnification agreement.

The initial base salaries and discretionary cash bonus amounts have been set for the executives as follows:

Executive	Title	Initial Base Salary	Discretionary Bonus (% of Base)
Vuong Trieu	Chief Executive Officer	$450,000	50%
Chulho Park	Chief Technology Officer	$350,000	40%
Amit Shah	Chief Financial Officer	$320,000	40%
Saran Saund	Chief Business Officer	$230,000	40%
Anthony E. Maida III(1)	Chief Medical Officer	$180,000	NA

(1)	Dr. Maida is a consultant to the Company and currently does not have an Employment Agreement.

Each of the Employment Agreements provided that the executive would receive only a portion of the base salary until the completion of a “Financing Event”, which was: (a) the closing of an equity or debt financing with gross proceeds equal to or greater than $4,000,000; (b) the execution of a licensing or collaboration agreement with an up-front payment equal to or greater than $4,000,000; or (c) any combination of (a) and (b) whereby the gross proceeds are equal to or greater than $4,000,000. Messrs. Trieu and Park were to be paid 50% of their base salary, and Mr. Shah was to be paid 60% of his base salary until the completion of a Financing Event. Under the Employment Agreements, the base salary for each executive increased to 100% effective on the closing of the Financing Event and going forward thereafter. This event occurred in March 2021 when the private placement memorandum funding under JH Darbie achieved the $4 million mark. However, Dr. Trieu and Park have been compensated at their previously agreed portion of their compensation due to the financial situation of the Company. In addition, Dr. Trieu and Park and Mr. Shah have some portion of their compensations not paid due to the financial condition of the Company.

The Employment Agreements provided for equity awards to each executive under the terms of the 2015 Plan. Each Employment Agreement provides that the executive will receive a restricted stock grant of the Company’s common stock, par value $0.01 per share. The Company would compensate Messrs. Trieu, Uckun, Park and Shah for the taxes actually incurred on grant of the restricted shares. The restricted stock vested fully on the one-year anniversary of employment. The Employment Agreements also provided for grants of incentive stock options to purchase shares of the Company’s common stock under the Stock Plan. Such options were granted at an exercise price of $0.21 equal to the Fair Market Value (as defined in the Stock Plan) on the date of grant and vested and become exercisable after one year of employment. Thereafter, each Employment Agreement contemplates that the executive will be eligible to receive a comparable annual grant of restricted shares or stock options as approved by the Board or Compensation Committee and which shall contain the customary terms and provisions of such grants generally to key executives under the Stock Plan.

The initial restricted stock grants and stock option grants have been set for the executives as follows:

Executive	Title	Restricted Stock (Shares)	Stock Options (Shares)
Vuong Trieu	Chief Executive Officer	209,302	313,953
Chulho Park	Chief Technology Officer	162,791	244,186
Amit Shah	Chief Financial Officer	148,837	223,256
Saran Saund	Chief Business Officer	77,520	116,279
Anthony E. Maida III	Consulting Chief Medical Officer	-	400,000

In addition, Mr. Shah earned 100,000 shares of restricted stock grants and 275,000 incentive stock options for his services as a consultant CFO from July to August 2019. Dr. Maida earned 400,000 options upon entering into his consulting agreement with the Company.

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

The Company did not grant any increases in cash compensation during the year ended December 31, 2021 due to the financial condition of the Company. The Company granted stock awards to the executives during the year ended December 31, 2021 as under:

Executive	Title	Restricted Stock	Stock Options
Vuong Trieu(1)	Chief Executive Officer	50,000	425,000
Amit Shah	Chief Financial Officer	50,000	200,000
Saran Saund	Chief Business Officer	25,000	775,000
Anthony E. Maida III (2)	Consulting Chief Medical Officer	-	600,000

(1) Granted 225,000 stock options in his capacity as a member of the Board of Directors

(2) Granted in his capacity as a member of the Board of Directors and not his capacity as the Consulting Chief Medical Officer – Translation Medicine.

The stock-based compensation on the issuance the RSUs and stock options has been reported under Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2021 to each of the executive officers named in the Summary Compensation Table. The table below reflects the options and restricted shares that are issuable to Messrs. Trieu, Maida, Saund, Park and Shah.

		Option Awards
Name	Type	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Vuong Trieu, Ph. D. (1) 2021
Chief Executive Officer & President	ISO	225,000		135,000	0.1398	7/8/2031
	ISO	200,000		—	0.1626	9/3/2031
2020	ISO	313,952		—	0.22	8/13/2029
Saran Saund (1) 2021
Chief Business Officer	ISO	675,000		675,000	0.1398	7/8/2031
	ISO	100,000		—	0.1626	9/3/2031
2020	ISO	58,139		—	0.22	8/13/2029
Anthony Maida (1) 2021	NQSO	400,000		—	$0.1398	7/8/2031
Chief Medical Officer - Consultant	NQSO	400,000		—	$0.1626	9/3/2031
2020	NQSO	600,000		360,000	$0.1398	7/8/2031
Amit Shah (1) 2021
Chief Financial Officer	ISO	200,000		200,000	$0.1626	7/8/2031
2020	ISO	498,256	(2)	—	0.22	8/13/2029
Chulho Park, Ph.D.(1) 2021*
Chief Technology Officer	ISO	200,000		—	$0.1626	7/8/2031
2020	ISO	244,186		—	$0.1626	7/8/2031

*Dr. Park was the Chief Technical Officer of the Company till July 2021.
(1)	The stock awards have been approved by the board. The stock compensation thereon has been computed and expensed when granted and reported in the Summary Compensation Table.

(2)	Included 275,000 incentive stock options for his services as a consultant CFO from July to August 2019 and which are fully earned as of the date of this document.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to Dr. Trieu, Dr. Park and Mr. Shah in the event of a termination of their employment or a change of control of the Company. The following table summarizes the potential payments to Dr. Trieu; and Messrs. Saund and Shah assuming that one of the described termination events occurs. The table assumes that the event occurred on December 31, 2021, the last day of our fiscal year and that each of the named officers were eligible to earn the full initial base compensation. On the final trading day of our fiscal year the closing price of our common stock on OTCQB Market was $0.17 per share.

The Employment Agreements each have a term that continues until terminated by the Company or the executive. In the event that the Company terminates an executive for “Cause”, or an executive voluntarily resigns his employment, on termination the executive will be entitled to receive all accrued and unpaid base salary, any accrued and unused paid time off, and reimbursement of outstanding business expenses. If the Employment Agreements are terminated by the Company without “Cause” or the executive resigns for “Good Reason” (each as defined in the Employment Agreement) then the executive will be entitled to additional severance benefits including: (a) a lump sum payment equal to 12 months’ of the executive’s then current base salary (18 months in the case of Dr. Trieu); (b) accelerated vesting of all outstanding stock options and incentive compensation awards, and (c) insurance benefits or COBRA coverage for 12 months (18 months in the case of Dr. Trieu) in addition to payment of accrued and unpaid personal time.

Vuong N. Trieu, Ph. D.

			Involuntary Not for
Executive Benefits	Termination within		Cause Termination or
and Payments	12 months Following	Voluntary Termination by	Termination by
Upon Termination	Change in Control	Executive or Death	Executive with Good Reason	For Cause Termination	Disability
Base Salary	$675,000	$—	$675,000	$—	$—
Annual Bonus	Executive entitled	Executive entitled	Executive entitled		Executive entitled
(50% of Base Salary)	to Annual Bonus	to Annual Bonus	to Annual Bonus		to Annual Bonus
	related to most	related to most	related to most		related to most
	recently completed	recently completed	recently completed	N/A	recently completed
	calendar year if	calendar year if	calendar year if		calendar year if
	earned and not	earned and not	earned and not		earned and not
	already paid	already paid	already paid		already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs	998,255	—	998,255	—	—
Value upon Termination*	$169,703	$—	$169,703	$—	$—
Vested Stock / Received:
Number of Shares	863,255	—	863,255	—	—
Value upon Termination*	$146,753	$—	$146,753	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 18 months	N/A	Up to 18 months	N/A	N/A
	$17,671	$—	$17,671	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Saran Saund

			Involuntary Not for
Executive Benefits	Termination within	Voluntary	Cause Termination or
and Payments	12 months Following	Termination by	Termination by
Upon Termination	Change in Control	Executive or Death	Executive with Good Reason	For Cause Termination	Disability
Base Salary	$230,000	$—	$230,000	$—	$—
Annual Bonus	Executive entitled	Executive entitled	Executive entitled		Executive entitled
(30% of Base Salary)	to Annual Bonus	to Annual Bonus	to Annual Bonus		to Annual Bonus
	related to most	related to most	related to most		related to most
	recently completed	recently completed	recently completed	N/A	recently completed
	calendar year if	calendar year if	calendar year if		calendar year if
	earned and not	earned and not	earned and not		earned and not
	already paid	already paid	already paid		already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs (1)	993,798	—	993,798	—	—
Value upon Termination*	$168,946	$—	$168,946	$—	$—
Vested Stock Received:
Number of Shares (1)	318,798	—	318,798	—	—
Value upon Termination*	$54,196	$—	$54,196	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 9 months	N/A	Up to 9 months	N/A	N/A
	$10,839	$—	$10,839	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

Amit Shah

Executive Benefits and Payments Upon Termination	Termination within 12 months Following Change in Control	Voluntary Termination by Executive or Death	Involuntary Not for Cause Termination or Termination by Executive with Good Reason	For Cause Termination	Disability
Base Salary	$320,000	$—	$320,000	$—	$—
Annual Bonus (50% of Base Salary)	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid	N/A	Executive entitled to Annual Bonus related to most recently completed calendar year if earned and not already paid
Acceleration of Vesting of Equity	100%	0%	100%	0%	0%
Stock Options & RSUs:
Number of Stock Options & RSUs (1)	997,093	—	997,093	—	—
Value upon Termination*	$169,506	$—	$169,506	$—	$—
Vested Stock Received:
Number of Shares (1)	997,093	—	997,093	—	—
Value upon Termination*	$169,506	$—	$169,506	$—	$—
Relocation Reimbursement	N/A	N/A	N/A	N/A	N/A
Deferred Compensation Payout	N/A	N/A	N/A	N/A	N/A
Post-Term Health Care	Up to 12 months	N/A	Up to 12 months	N/A	N/A
	$10,486	$—	$10,486	$—	$—
Excise Tax Gross Up	N/A	N/A	N/A	N/A	N/A

*Based on the stock price of the Company as of December 31, 2021 and assuming the number of shares granted / vested and earned.

Dr. Park resigned from the position of Chief Medical Officer effective July 2021 and as such his information has not been compiled for this table.

Dr. Maida is a consultant Chief Medical Officer and is not subject to potential payments upon termination or change-in-control, and as such his information has not been compiled for this table.

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

Each of Drs. Trieu, Saund and Mr. Shah will be entitled to certain benefits as described in the table above if his employment is terminated by the Company for reasons other than cause or by him with good reason. “Cause,” as defined in the employment agreements, means:

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

Director Compensation

For the year ended December 31, 2021 and 2020, one of the non-employee directors was paid the following in cash and stock awards

	Fees Earned or Paid in
	Cash(1)	Option Awards(2)	Total
David Diamond - 2021	$31,875	$27,106	$58,981

2020	$34,125	$21,558	$55,683

Steven King - 2021	$-	$86,065	$86,065

The Company paid Mr. Diamond for his services to the Board and Committees. Mr. King was compensated in stock for his services to the Board. Drs. Trieu and Maida were granted options as Board members but have been reported in the Summary Compensation Table above.

For the year ended December 31, 2021, we granted Mr. Diamond 251,467 options. For the year ended December 31, 2020, we granted 200,000 options to Mr. Diamond. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

For the period of May 2020 till September 2020, we granted Mr. King 357,412 options. We also granted Mr. King 500,000 options for his services through the end of fiscal year 2022. Although the initial terms of the options, when granted, provide that they vest one year subsequent to grant, pursuant to rules of the SEC the fair market value for the options granted represents the full value at the grant date only and the values do not take into account subsequent increases or decreases in actual value to the recipient. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K.

The grant date fair values of stock option grants shown in the table represent the full estimated Black-Scholes option value at the grant date, pursuant to compensation disclosure rules of the SEC. The Company recorded stock-based compensation as the fair value of the awards using a Black Scholes valuation model using the following input values.

Expected Term	2.18 to 2.28 years
Expected volatility	129.9 to 131.40%
Risk-free interest rates	0.22 to 0.27%
Dividend yields	0.00%

The following is a description of the standard compensation arrangements under which our non-employee directors have been compensated for their service as directors, including as members of the various Committees of our Board.

Fees. In October 2016, the Board amended and restated its director compensation policy. For more details on the Fees, kindly refer to our form 2020 Annual Report on 10-K filed with the SEC on April 15, 2021.

The Board intends to re-evaluate compensation, including non-employee director compensation, following the reconstitution of its Compensation Committee.

Equity Grants.

In October 2016, the Board amended and restated its director compensation policy.

The Board intends to re-evaluate compensation, including non-employee director compensation, following the reconstitution of its Compensation Committee. For more information on our prior policy, please refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 18, 2022, regarding the beneficial ownership of our common stock by:

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

We have computed the percentage of shares beneficially owned on the basis of 375,588,146 shares of our Common Stock outstanding as of March 18, 2022. Shares of our Common Stock that a person has the right to acquire within 60 days after the Record Date through other means, such as a stock option or warrant, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (other than the percentage ownership of all directors and executive officers as a group).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Directors and Officers:
Vuong Trieu	121,533,802	(1)	32.1%
Steven W. King	4,845,836	(2)	1.3%
Anthony E. Maida III	2,137,314	(3)	* %
Amit Shah	1,584,871	(4)	* %
Saran Saund	17,347,759	(5)	4.6%
All officers and directors as a group (7 persons)	146,680,893	(6)	38.1%

Beneficial owners of more than 5%
Vuong Trieu	121,533,802	(1)	32.4%
Balaji Bhakta	43,575,256	(7)	11.6%
Larn Hwang	25,214,324	(8)	6.7%
Chao Hsiao	21,806,942	(9)	5.8%

* < 1%

(1)	Includes: (a) 90,580,829 shares owned directly and beneficially by the reporting person; 3,922,218 shares of common shares issuable upon conversion of debt, 738,953 shares issuable upon exercise of stock options and 1,250,000 shares of common shares issuable upon exercise of warrants; (b) 16,780,384 shares registered in the name of Autotelic, Inc., and 1,388,889 shares issuable upon conversion of debt, and (c) 6,872,529 shares registered in the name of Dr. Trieu’s spouse. Dr. Trieu is the Chief Executive Officer of Autotelic, Inc. and in that capacity has the sole authority to control the voting and the disposition of Common Stock and Preferred Stock owned by Autotelic, Inc. Dr. Trieu disclaims beneficial ownership of the shares held by Autotelic, Inc., except to the extent of his pecuniary interest therein.

(2)	Shares held in the name of Artius Bioconsulting, LLC, consists of (i) 3,988,424 shares of Common Stock and (ii) 857,412 shares issuable upon exercise of stock options granted to Mr. King.

(3)	Consists of (i) 1,137,314 shares of Common Stock and (ii) 1,000,000 shares issuable upon exercise of stock options.

(4)	Consists of (i) 358,837 shares of Common Stock, (ii) 416,667 shares of common stock issuable upon conversion of debt and (iii) 698,256 shares of common stock upon exercise of options.

(5)	Consists of (i) 16,456,480 shares of Common Stock, and (ii) 891,279 shares issuable upon exercise of stock options.

(6)	Consists of (i) 136,174,797 shares of Common Stock, (ii) 5,144,440 shares issuable upon conversion of debt, (iii) 4,185,900 shares issuable upon exercise of options and (iv) 1,250,000 shares issuable upon exercise of warrants.

(7)	Consists of (i) 41,630,811 shares of Common Stock, (ii) 694,445 shares of common stock issuable upon conversion of debt and (iii) 1,250,000 shares of common stock upon conversion of warrants.

(8)	Consists of (i) 23,455,990 shares of Common Stock, (ii) 1,208,333 shares of common stock issuable upon conversion of debt and (iii) 550,000 shares of common stock upon exercise of options.

(9)	Consists of (i) 17,073,604 shares of Common Stock, (ii) 3,883,338 shares of common stock issuable upon conversion of debt, (iii) 600,000 shares of common stock upon exercise of options, and (iv) 250,000 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	14,942,620	$0.32	12,108,591
Equity compensation plans not approved by security holders	1,650,000	0.30	350,000

Total	16,592,620	$0.75	12,458,591

In August 2020, the shareholders of the Company approved the expansion of the number of securities to be issued upon exercise of outstanding options, warrants, restricted stock units and warrants by 20 million. The amendment to the 2015 Plan was completed in March 2021 and as such the pool under the 2015 Plan is now 27,250,000.

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

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that none of the directors, qualify as “independent directors” as defined under the OTC Market Rules for U.S. Companies.

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic Inc. entered into a Master Service Agreement (the “MSA”) with Autotelic Inc. (“Autotelic”), a related party that is partly owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic. Autotelic currently owns less than 10% of the Company. The MSA stated that Autotelic will provide business functions and services to the Company and allowed Autotelic to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $276,763 and $629,617 for the years ended December 31, 2021 and 2020, respectively. Amounts outstanding at the end of the year 2021 and 2020 were $269,872 and $0, respectively.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic would be entitled to earn the following milestone payments (collectively, the “Milestone Payments”).

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

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. As such the Company owed $20,000 for the short term loan as of December 31, 2021. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

During the year ended December 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company, which was repaid in April 2021. During the year ended December 31, 2021, Autotelic Inc. provided a short-term loan of $250,000 to the Company, which was converted into a August 2021 Convertible Note.

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

The Company recorded $0 and $106,712 as expense during the year ended December 31, 2021 and 2020, respectively, related to this Agreement.

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

The Company recorded $215,000 and $135,000 as expense under the consulting agreement during the year ended December 31, 2021 and 2020 respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our independent public accounting firm, Rose Synder and Jacobs, LLP (RSJ) for the audit for the year ended December 31, 2021 and Baker Tilly LLP (Baker Tilly - formerly Squar Milner LLP which merged into Baker Tilly in November 2020) for the audit of the Company’s annual financial statements for the year ended December 31, 2020, respectively, and fees billed for other services rendered during those periods.

	2021	2020
Audit fees (1)	$116,600	$120,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$116,600	$120,000

(1)

Audit fees consisted of audit work performed on the audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and statutory audits.

We have been invoiced $68,000 by RSJ in connection with the audit for the year ended December 31, 2021.

We paid Baker Tilly $48,600 in connection with the reviews for the three months ended March 31, 2021, six months ended June 30, 2021 and nine months ended September 30, 2021. We paid Squar Milner $70,200 for the audit for the Company for 2020 and $5,400 related to consents, $45,000 for the reviews for the three months ended March 31, 2020, six months ended June 30, 2020 and nine months ended September 30, 2020; and $10,000 related to consents.

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

In the absence of an Audit Committee, the responsibilities of the Audit Committee are fulfilled by the Board of Directors of the Company. As such, for the year ended December 31, 2021 the Board of Directors approved the appointment and services of RSJ.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/18/2019	2.1

2.2	Agreement and Plan of Merger, dated as of April 17, 2019, by and among the Company, Oncotelic and Oncotelic Acquisition Corporation.	8-K	4/25/2019	2.1

2.3	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR and Paris Acquisition Corporation.	8-K	8/21/2019	2.1

2.4	Agreement and Plan of Merger, dated as of August 17, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.1

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 1, 2019, by and among the Company, PointR Data, Inc. and Paris Acquisition Corp.	8-K	11/12/2019	2.2

3.1	Amended and Restated By-Laws of the Registrant.	8-K	6/17/2016	3.2

3.2	Restated Certificate of Incorporation of the Registrant, as amended by Certificates of Amendment dated June 22, 1995, November 15, 1996, July 14, 2005, June 2, 2009, February 8, 2010, August 5, 2010, February 22, 2011, May 29, 2012, December 27, 2012, July 17, 2013, June 16, 2016 and June 20, 2018.	10-Q	8/14/2018	3.1

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	4/25/2019	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	8-K	11/12/2019	3.1

4.1	Form of Series A/B Common Stock Purchase Warrant.	8-K	4/11/2013	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	9/20/2013	4.1

4.3	Form of Common Stock Purchase Warrant.	S-1/A	1/31/2014	4.9

4.4	Form of Placement Agent Purchase Warrant.	S-1/A	1/31/2014	4.8

4.5	Form of Common Stock Purchase Warrant.	8-K	2/14/2014	4.1

4.6	Form of Placement Agent Purchase Warrant.	8-K	2/14/2014	4.2

4.7	Form of Common Stock Purchase Warrant.	8-K	5/23/2014	4.1

4.8	Form of Common Stock Purchase Warrant.	8-K	3/20/2015	4.1

4.9	Specimen Common Stock Certificate. *	10-Q	8/2/2016	4.1

4.10	Form of Series A Warrant to purchase Common Stock.	8-K	4/16/2018	4.1

4.11	Form of Series B Warrant to purchase Common Stock	8-K	4/16/2018	4.2

4.12	Form of Placement Agent Purchase Warrant.	S-1	6/13/2018	4.12

4.13	Form of Debenture, issued by the Company to PeakOne.	8-K	4/18/2019	4.1

4.14	Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/18/2019	4.2

4.15	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC Ex. 4.1 Form of Debenture, issued by the Company to the Bridge Investors.	8-K	4/25/2019	4.2

4.16	Form of Debenture, issued by the Company to Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	4.1

4.17	Convertible Promissory Note between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	4.1

4.18	Form of Note Purchase Agreement, dated as of November 23, 2019, by and among the Company and the investors identified therein.	8-K	11/25/2019	4.1

10.1	Technology Development Agreement, dated as of May 27, 1997, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-K	4/15/1998	10.9

10.2	Research Collaboration and License Agreement, dated as of December 15, 1999, between OXiGENE Europe AB and Bristol-Myers Squibb Company. *	8-K	12/28/1999	99.1

10.3	Amendment and Confirmation of License Agreement No. 206-01.LIC, dated as of June 10, 2002, between the Registrant and the Arizona Board of Regents, acting for and on behalf of Arizona State University.	10-Q	8/14/2002	10.29

10.4	Termination Agreement by and between OXiGENE Europe AB and Bristol-Myers Squibb Company dated as of February 15, 2002.	10-Q	8/14/2002	10.14

10.5	License Agreement No. 206-01.LIC by and between the Arizona Board of Regents, acting on behalf of and for Arizona State University, and OXiGENE Europe AB, dated August 2, 1999.	10-K/A	8/12/2003	10.27

10.6	Research and License Agreement between the Registrant and Baylor University, dated June 1, 1999.	10-K/A	8/12/2003	10.28

10.7	Agreement to Amend Research and License Agreement between the Registrant and Baylor University, dated April 23, 2002.	10-K/A	8/12/2003	10.29

10.8	Addendum to Research and License Agreement between the Registrant and Baylor University, dated April 14, 2003.	10-K/A	8/12/2003	10.30

10.9	Form of Incentive Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.29

10.10	Form of Non-Qualified Stock Option Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.30

10.11	Form of Restricted Stock Agreement under Mateon’s 2005 Stock Plan. +	10-K	3/14/2006	10.31

10.12	Lease between Broadway 701 Gateway Fee LLC, a Delaware Limited Liability Company, as Landlord, and the Registrant, as Tenant, dated October 10, 2008.	10-K	3/30/2009	10.59

10.13	Form of Indemnification Agreement. +	10-Q	8/13/2012	10.2

10.14	Third Amendment to Lease, dated as of April 1, 2013, by and between the Registrant and DWF III Gateway, LLC, a Delaware limited liability company.	10-Q	5/9/2013	10.1

10.15	Fourth Amendment to Lease, dated April 28, 2014, by and between the Registrant and DWF III Gateway, LLC.	10-Q	5/8/2014	10.1

10.16	Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of May 12, 2015. +	10-Q	8/6/2015	10.1

10.17	Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of July 20, 2015. +	10-Q	8/6/2015	10.2

10.18	Form of Option Agreement under Mateon’s 2015 Equity Incentive Plan. +	10-Q	8/6/2015	10.6

10.19	Amendment No. 1 to Employment Agreement by and between William D. Schwieterman, dated as of July 31, 2015. +	10-Q	8/6/2015	10.7

10.20	Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, effective as of January 1, 2017. +	8-K	10/28/2016	10.1

10.21	Mateon Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective October 25, 2016. +	8-K	10/28/2016	10.2

10.22	Mateon Therapeutics, Inc. 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.1

10.23	Form of Option Agreement under Mateon’s 2017 Equity Incentive Plan. +	8-K	1/13/2017	10.2

10.24	Mateon Therapeutics, Inc. 2005 Stock Plan (as amended and restated on January 12, 2017). +	8-K	1/13/2017	10.3

10.25	Amendment No. 2 to Employment Agreement by and between the Registrant and William D. Schwieterman, dated as of October 2, 2017. +	10-Q	11/14/2017	10.1

10.26	Amendment No. 1 to Employment Agreement by and between the Registrant and Matthew M. Loar, dated as of October 2, 2017. +	10-Q	11/14/2017	10.2

10.27	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between the Registrant and David J. Chaplin, dated as of October 2, 2017. +	10-Q	11/14/2017	10.3

10.28	Mateon Therapeutics, Inc. 2015 Equity Incentive Plan (as amended and restated on May 7, 2018). +	Definitive Proxy Statement on Schedule 14A	05/07/2018	Appendix A

10.29	Form of Subscription Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.1

10.30	Form of Registration Rights Agreement for private placement transaction entered into on April 12, 2018.	8-K	4/16/2018	10.2

10.31	Engagement Letter, dated February 7, 2018, by and between the Registrant and Divine Capital Markets LLC.	8-K	4/16/2018	10.3

10.32	Separation and Release Agreement, dated April 17, 2019 by and between the Company and William D. Schwieterman, M.D.	8-K	4/18/2019	10.1

10.33	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One	8-K	4/18/2019	10.2

10.34	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors.	8-K	4/18/2019	10.3

10.35	Contingent Value Rights Agreement, dated April 17, 2019, by and among the Company, Oncotelic and American Stock Transfer and Trust Company LLC	8-K	4/25/2019	10.1

10.36	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	4/25/2019	10.2

10.37	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and the Bridge Investors	8-K	4/25/2019	10.3

10.38	Form of Securities Purchase Agreement, dated as of April 17, 2019, by and among the Company and Peak One Opportunity Fund, L.P. and TFK Investments, LLC.	8-K	6/20/2019	10.1

10.39	Amendment to Securities Purchase Agreement dated as of June 12, 2019 by and between the Company and Peak One Opportunity Fund, L.P.	8-K	6/20/2019	10.2

10.40	Separation Agreement dated as of July 1, 2019 by and between the Company and Matthew M. Loar Ex.	8-K	7/5/2019	10.1

10.41	Note Purchase Agreement between Mateon Therapeutics, Inc. and PointR Data Inc. dated July 22, 2019.	8-K	7/24/2019	10.1

10.42	Employment Agreement dated August 23, 2019 between the Company and Dr. Vuong Trieu.	8-K	8/29/2019	10.1

10.43	Employment Agreement dated August 23, 2019 between the Company and Dr. Fatih Uckun.	8-K/A	11/25/2019	10.2

10.44	Employment Agreement dated August 23, 2019 between the Company and Dr. Chulho Park.	8-K	8/29/2019	10.3

10.45	Employment Agreement dated August 23, 2019 between the Company and Mr. Amit Shah.	8-K	8/29/2019	10.4

10.46	Investigational Product Supply and Use Authorization Agreement for OT-101 U.S. Expanded Access (IPSUA) dated September 5, 2019, between WideTrial and Oncotelic.	8-K	9/10/2019	10.1

10.47	Agreement for Delivery and Licensed Use of Data Generated from OT-101 U.S. Expanded Access (Data License 1) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.2

10.48	Agreement for Delivery and Licensed Use of WideTrial Bonus Dataset (Data License 2 Agreement) dated September 5, 2019 between WideTrial and Oncotelic.	8-K	9/10/2019	10.3

10.49	Form of Convertible Promissory Note, issued by the Company under the Note Purchase Agreement dated as of November 23, 2019.	8-K	11/25/2019	10.1

10.50	Research and Services Agreement.	8-K	3/23/2020	10.1

10.51	Supplement Research and Services Agreement.	8-K	3/23/2020	10.2

10.52	Paycheck Protection Program Promissory Note dated April 21, 2020 between Mateon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/2020	10.1

10.53	Form of Series A Warrant to purchase Common Stock.	10-Q	06/12/2020	10.1

10.54	Agreement between Oncotelic Inc, Autotelic Inc. and Autotelic BIO.	8-K	6/16/2020	10.1

10.55	Consulting Agreement by Between the Company and Artius, dated March 9, 2020	8-K/A	6/22/2020	10.1

10.56	Consulting Agreement by Between the Company and Dr. Maida, dated May 5, 2020	8-K/A	6/22/2020	10.2

10.57	Loan, Secured Convertible Note Purchase, and Security Agreement between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.57

10.58	Secured Convertible Promissory Note between the Company and Golden Mountain Partners, LLC dated June 27, 2020	10-Q	11/16/2020	10.58

10.59	License, Development and Commercialization Agreement between Mateon Therapeutics, Inc. and Windlas Biotech Private Limited dated November 10, 2020	10-Q	11/16/2020	10.59

10.60	Amendment to Certificate of Incorporation	8-K	02/02/2021	10.60

10.61	Subscription Agreement by and between the Company and certain accredited investors dated	8-K	03/26/2021	10.1

10.62	Form of Registration Statement to register additional shares of Common Stock under 2015 Equity Incentive Plan	S-8	04/19/2021	10.62

10.63	Equity Purchase Agreement by and between the Company and Peak One Opportunity Fund L.P dated May 3, 2021	8-K	05/07/2021	10.1

10.64	Form for Registration of Securities	S-1	05/24/2021

10.65	Form of Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holding, Inc dated May 25, 2021	8-K	06/01/2021	10.1

10.66	Form of Securities Purchase Agreement and by and between the Company and Geneva Roth Remark Holding, Inc dated Jube 28, 2021	8-K	07/02/2021	10.66

10.67	Form of Note Purchase Agreement by and between the Company and Autotelic Inc. dated August 4, 2021	8-K	08/05/2021	10.2

10.68	Licensing Agreement by and between the Company and Autotelic Inc dated August 31, 2021	8-K	09/03/2021	10.1

10.69	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated September 21, 2021	8-K	09/27/2021	10.1

10.70	Licensing Agreement by and between the Company and Autotelic Inc dated September 30, 2021	8-K	10/04/2021	10.1

10.71	Unsecured Convertible Note Purchase Agreement by and between the Company and Golden Mountain Partners LLC dated October 25, 2021	8-K	10/28/2021	10.1

10.72	Form of Securities Purchase Agreement by and between the Company and certain accredited investors	8-K	12/01/2021	10.1

10.73	Form of Convertible Notes by and between the Company certain accredited investors	8-K	12/01/2021	10.1

10.74	Form of Unsecured Convertible Note Purchase Agreement between the Company and Golden Mountain Partners dated January 31, 2022	8-K	02/02/2022	10.1

10.75	Form of Convertible Promissory Note issued by the Company dated January 31, 2022	8-K	02/02/2022	10.2

10.76	Form of Warrants issued by the Company to certain Investors, under the extension of Notes dated February 9, 2022 of the Note Purchase Agreement dated July 23, 2020	8-K	02/15/2022	10.76

10.77	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated March 29, 2022	8-K	04/04/2022	10.1

10.78	Form of Joint Venture Agreement between the Company and Dragon Overseas Capital Limited dated March 31, 2022		04/06/2022	10.1

10.78	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022		04/06/2022	10.2

10.79	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022		04/06/2022	10.3

23.1	Consent of the Independent Registered Accounting Firm				x

23.2	Consent of the previous Independent Registered Accounting Firm				x

14.1	Corporate Code of Conduct and Ethics.	10-K	3/30/2015	14.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2020 and December 31, 2019				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncotelic Therapeutics, Inc.
(Formerly Mateon Therapeutics, Inc.)

/s/ VUONG TRIEU
By:	VUONG TRIEU, PH. D.
Chief Executive Officer

Date: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VUONG TRIEU	President, Chief Executive Officer and Chairman of the	April 15, 2022
Vuong Trieu, Ph. D.	Board and Director (Principal executive officer)

/s/ AMIT SHAH	Chief Financial Officer (Principal financial	April 15, 2022
Amit Shah	and accounting officer)

/s/ STEVEN KING	Director	April 15, 2022
Steven King

/s/ ANTHONY MAIDA	Director	April 15, 2022
Anthony Maida, M.D., Ph. D.

Oncotelic Therapeutics, Inc. (Formerly Mateon Theapeutics, Inc.)

Index to Financial Statements

The following financial statements of Oncotelic Therapeutics, Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncotelic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Debt Accounting

Description of the Matter

As described in Notes 6 and 7 to the consolidated financial statements, the Company entered into various capital raising transactions whereby it issued convertible debt with other instruments, including warrants and shares of common stock.

We identified the accounting for the issuance of these convertible notes as a critical audit matter. Accounting for the issuance of convertible debt was complex due to the evaluation of the terms of the agreements as well as the inherent estimation uncertainty in the Company’s valuation of the beneficial conversion feature, note agreements and warrants. The Company allocated the proceeds among the freestanding financial instruments that were issued in the respective transactions using the relative fair value method, which affects the determination of each financial instruments’ initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the transactions are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts.

How We Addressed the Matter in our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process to account for the issuance of convertible notes, warrants and shares of common stock
●	Reviewing the underlying agreements associated with these transactions
●	Reviewing the Company’s position papers addressing the accounting for these transactions and assessing the appropriateness of the positions
●	Testing the completeness and accuracy of the underlying data used in the assessment of relative fair values

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2021.

Encino, CA

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Oncotelic Therapeutics, Inc. (formerly Mateon Therapeutics, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncotelic Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020 the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our auditincluded performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our auditalso included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BAKER TILLY US, LLP
We have served as the Company’s auditor from 2019 to 2021.
Los Angeles, California
April 15, 2021

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$568,769	$474,019
Restricted cash	20,000	20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	18,778	101,869

Total current assets	627,295	615,636

Development equipment, net of accumulated depreciation of $111,958 and $101,810	-	10,148
Intangibles, net of accumulated amortization of $188,339 and $136,974	821,841	873,206
In process R&D	1,101,760	1,101,760
Goodwill	21,062,455	21,062,455
Total assets	$23,613,351	$23,663,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,092,723	$2,735,805
Accounts payable to related party	403,423	391,631
Contingent consideration	2,625,000	2,625,000
Derivative liability	340,290	777,024
Convertible debt for clinical trial and JV	4,069,781	2,000,000
Convertible debt, net of costs	1,666,594	1,091,612
Convertible debt, related party, net of costs	717,816	297,989
Convertible debt 2021, net of costs	76,994	-
Private Placement convertible notes, net of costs	2,353,253	943,586
Private Placement convertible notes, related party, net of costs	109,046	67,992
Payroll Protection Plan loan	-	251,733

Total current liabilities	15,454,920	11,182,372

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible Preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 and 278,188 shares issued and outstanding	-	2,782
Common stock, $.01 par value; 750,000,000 and 150,000,000 shares authorized; 375,288,146 and 90,601,912 issued and outstanding, respectively	3,752,881	906,019
Additional paid-in capital	35,223,842	32,493,086
Accumulated deficit	(31,021,050)	(21,630,008)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	7,955,673	11,771,879
Non-controlling interests	202,758	708,954

Total stockholders’ equity	8,158,431	12,480,833
Total liabilities and stockholders’ equity	$23,613,351	$23,663,205

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020

Service Revenue	$-	$1,740,855
Total Revenue	-	1,740,855

Operating expenses:
Research and development	$3,658,617	$4,302,447
General and administrative	5,467,266	5,023,142
Total operating expenses	9,125,883	9,325,589

Loss from operations	(9,125,883)	(7,584,734)
Other income (expense):
Interest expense, net	(2,002,813)	(1,998,321)
PPP loan forgiveness	346,761	-
Change in fair value of derivative	292,149	(45,051)
Loss on debt conversion	(27,504)	(343,700)
Total other expense	(1,391,407)	(2,387,072)
Net loss before non-controlling interests	(10,517,290)	(9,971,806)
Net loss attributable to non-controlling interests	(1,126,248)	(469,204)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(9,391,042)	$(9,502,602)

Basic net loss per share attributable to common stock	$(0.03)	$(0.11)
Basic weighted average common stock outstanding	303,078,548	88,099,787

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2021

					Additional		Non
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833
Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Common shares issued in lieu of restricted stock units	-	-	1,257,952	12,580	213,852	-	-	226,432
Common shares issued for services	-	-	1,148,235	11,482	182,159	-	-	193,641
Common shares issued for cash	-	-	3,435,000	34,350	385,952	-	-	420,302
Beneficial Conversion Feature on convertible debt	-	-	-	-	969,754	-	-	969,754
Warrants issued in connection with private placement	-	-	-	-	2,190,127	-	-	2,190,127
Warrants issued in connection with debt issuance	-	-	-	-	600,965	-	-	600,965
Stock compensation expense	-	-	-	-	763,314	-	-	763,314
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(9,391,042)	(1,126,248)	(10,517,290)
Balance as of December 31, 2021	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

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

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,517,290)	$(9,971,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred finance costs	1,453,949	1,320,617
Amortization of intangible assets	51,365	326,806
R&D Expenses paid by debt	1,500,000	2,000,000
Loss on debt conversion	-	343,700
Warrants issued in connection with private placement and debt	2,190,127	-
Common shares issued in lieu of restricted stock units	226,432	-
Common shares issued in lieu of services	193,641	-
Stock compensation expense	763,315	2,147,591
PPP loan forgiven	(346,761)	-
Depreciation on development equipment	10,148	37,406
Change in fair value of derivative	(292,149)	45,051
Interest paid in kind	-	54,744
Loss on debt conversion	-	343,700
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	83,091	69,419
Accounts payable and accrued expenses	237,875	680,822
Accounts payable to related party	11,792	(210,051)
Net cash provided by (used in) operating activities	(4,434,465)	(2,812,001)

Cash flows from financing activities:
Proceeds from private placement	1,545,052	2,929,056
Proceeds from sales of common stock	420,293	-
Proceeds from convertible debt	307,500	-
Repaid to convertible note holder	(307,500)
Proceeds from convertible notes and short term loans	1,815,825	-
Proceeds from convertible debt for JV	500,000	-
Proceeds from short term loans, others	350,050	75,000
Repaid to note holder	(100,000)	-
Repaid to others	(95,000)	(50,000)
Proceeds from Payroll Protection Plan	92,995	250,000
Proceeds from short term loan net of repayments, related party	-	20,000
Net cash provided by financing activities	4,529,215	3,224,056

Net increase (decrease) in cash	94,750	412,055

Cash and restricted cash - beginning of period	494,019	81,964

Cash and restricted cash - end of period	$588,769	$494,019

Supplemental cash flow information:
Cash paid for:
Interest paid	$299,365	$52,066
Income taxes paid	$4,743	$800
Non-cash investing and financing activities:
Warrants issued in connection with private placement & debt	$2,791,092	$-
Beneficial Conversion Feature on convertible debt and restricted common shares	$969,754	$724,278
Common shares issued upon partial conversion of debt	$210,301	$1,073,566
Common shares issued in lieu of services	$193,641	$-
Common shares issued in lieu of restricted stock units	$226,432
Non-cash cost upon sale of common stock	$124,642

The accompanying footnotes are an integral part of these consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly-owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

In February 2020, the Company formed a subsidiary, Edgepoint. Edgepoint was formed as a start-up company, with plans to develop technologies and IP related to various unmet issues within the pharma and medical device industries. The Company may spin off Edgepoint into a separate public company in the future.

The Company is a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. Oncotelic Inc.’s product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, the Company plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

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

In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The ARTI-19 trials were conducted in India by Windlas Biotech Limited (“Windlas”), the Company’s business partner in India. Windlas had applied for regulatory approval for it’s Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs.

On March 31, 2022, the Company formalized a JV with Dragon Overseas Capital Limited and GMP Biotechnology Limited, both affiliates of GMP. For more information on the JV, refer to our Current Report on Form 8-K filed with the SEC on April 6, 2022.

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

In January 2021, the Company filed an additional amendment to its Certificate of Incorporation with the Secretary of State for the State of Delaware which went effective immediately upon acceptance by the Secretary of State for the State of Delaware. As approved by the Company’s stockholders by written consent on August 10, 2020, the amendment also increased the number of authorized shares of Common Stock from 150,000,000 shares to 750,000,000 shares.

In addition, the Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the Securities and Exchange Commission (the “SEC”) on Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s Common Stock available for issuance under the 2015 plan is 27,250,000.

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

Between July 2020 and March 2021, the Company issued and sold a total of 100 units (“Units”), with each Unit consisting of (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants, consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (collectively, the “JH Darbie Financing”).

In June 2021, the Company and the Investors agreed to extend the maturity date of the Notes from June 30, 2021, to March 31, 2022. In addition, the Company and JHDarbie identified an error in the Oncotelic Warrants and JH Darbie Financing documents which intended to have the investors to purchase $50,000 of shares of Common Stock or Edgepoint Common Stock. However, the Company only issued 50,000 Oncotelic Warrants, with an aggregate exercise price of $10,000. The error was corrected by the Company and the Company issued to the Investors an aggregate of 20.0 million additional Oncotelic Warrants, and 2.0 million additional Oncotelic Warrants to J.H. Darbie., as placement agent. Each Investor was entitled to receive 200,000 additional Oncotelic Warrants for each Unit purchased. The issuance of the additional warrants resulted in the Company recording an expense of $2,023,552 in the Company’s statement of operations during the year ended December 31, 2021. No similar expense was recorded in the same period in 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of June 30, 2021, and, accounted for the transaction as a debt modification.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company has directed Peak One, on nine occasions, for an aggregate of 3.4 million shares of Common Stock for aggregate net cash proceeds of approximately $420,000.

Geneva Roth Remark Notes

In May 2021, the Company consummated the closing of a private placement transaction whereby, pursuant to a Securities Purchase Agreement (the “Geneva Agreement”) entered into with Geneva Roth Remark (“Geneva”), the Company issued a convertible promissory note in the aggregate principal amount of $203,750 (the “Note 1”). Further in June 2021, the Company issued an additional convertible promissory note in the aggregate principal amount of $103,750 (“Note 2”, and collectively with Note 1, the “Notes”). The Notes are convertible into shares of the Company’s Common Stock. Additional convertible promissory notes may be issued under the Geneva Agreement for up to $1.2 million in the aggregate principal amount subject to further agreement by and between the Company and Geneva. The notes were repaid in December 2021 and there is no outstanding balance on these notes.

August 2021 Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured, and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the Notes (the “Majority Holders”), on or after (a) the one-year anniversary of the Notes, or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the Notes at any time. Events of Default under the Notes include, without limitation, (i) failure to make payments under the Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Notes. The Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a fixed conversion price of $0.18 per share.

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

November/December 2021 Notes

In November and December 2021, the Company entered into various Securities Purchase Agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “Notes”), which Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”).

The Purchase Agreements were entered into as part of a convertible note financing round with aggregate gross proceeds to the Company of up to $1.25 million (the “Financing”), undertaken by the Company pursuant to that certain Finder’s Fee Agreement between the Company and JH Darbie & Co., Inc. (“JH Darbie”), dated October 26, 2021 (the “Agreement”). All of the Purchase Agreements and the Note contain identical terms except with reference to the name of the holders, the use of proceeds, which include repayment of certain debt, general corporate expenses and payroll, as applicable and the jurisdictions.

The Notes carry an interest rate of 12% per annum and mature on the earlier of (a) the one-year anniversary of the date of the Purchase Agreements or (b) the acceleration of the maturity of the Note by Holder upon occurrence of an Event of Default (as defined below). The Notes contain a voluntary conversion mechanism whereby the applicable holder may convert the outstanding principal and accrued interest under the terms of the Notes into shares of Common Stock (the “Conversion Shares”), at a fixed price of $0.07 per share (the “Conversion Price”), subject to adjustments upon the occurrence of certain corporate events. Prepayment of the Notes may be made at any time upon three trading days’ prior written notice to the respective holder, by payment of the then outstanding principal amount plus accrued and unpaid interest and reimbursement of such holder’s administrative fees. The Notes contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at the respective holder’s election, the outstanding principal amount of the Notes, plus accrued but unpaid interest, will become immediately due and payable in cash. The Purchase Agreement requires the Company to use the proceeds to the full repayment of that certain convertible promissory note including any accrued interest or prepayment penalty thereon, issued by the Company in May and June 2021 to Geneva.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $31.0 million since inception of Oncotelic Inc. as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the Merger in the financial statements and filings. The Company also has a negative working capital of $14.8 million at December 31, 2021, of which approximately $1.3 million is attributable to assumed negative working capital of the Company and $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the year ended December 31, 2021 of $4.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Between July 2020 and March 2021, the Company raised gross proceeds of $5 million, through JH Darbie Financing. The Company incurred $0.7 million of costs associated with the raise, of which $0.65 million was paid as direct placement fees to JH Darbie. JH Darbie and the Company are parties to a placement agent agreement, dated February 25, 2020 pursuant to which JH Darbie has the right to sell a minimum of 40 Units and a maximum of 100 Units on a best-efforts basis. Concurrently with the sale of the Units, JH Darbie was granted, a warrant, exercisable over a five-year period, to purchase 10% of the number of Units sold in the JH Darbie Financing. As such, the Company granted 10 Units to JH Darbie pursuant to the JH Darbie Placement Agreement.

In addition to the JH Darbie Financing, the Company raised approximately $0.4 million from the Equity Purchase Agreement with Peak One, $0.3 million from Geneva, $2 million from Note Agreements with GMP, which was to be utilized for certain clinical trials, payment of payroll and development of OT-10, approximately $0.7 million from various bridge financiers, including $0.3 million from Autotelic Inc., a related party, approximately $0.1 million from the Paycheck Protection Plan of 2021 for PointR and $1.25 million from various investors in Notes from November/December 2021 financing.

During the year ended December 31, 2021, the Company had no service revenues. The Company had recorded a total of approximately $1.7 million in service revenues from GMP and ATB during the year ended December 31, 2020.

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

Cash

As of December 31, 2021 and 2020, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

Debt issuance Costs and Debt discount

Issuance costs are specific incremental costs that are (1) paid to third parties and (2) directly attributable to the issuance of a debt or equity instrument. The issuance costs attributable to the initial sale of the instrument are offset against the associated proceeds in the determination of the instrument’s initial net carrying amount.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying balance sheets if related to the issuance of debt or presented as a reduction of additional paid in capital if related to the issuance of an equity instrument. The Company applies the relative fair value to allocate the issuance costs among freestanding instruments that form part of the same transaction.

If the Company amends the terms of its convertible notes, the Company reviews and applies the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments, evaluates and concludes whether the terms of the agreements were or were not substantially different as of a particular reporting date and accounts the transaction as a debt modification or a troubled debt restructuring.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2021 and 2020.

The derivative liabilities associated with its 2019 convertible note debt /financing (see Note 6), consisted of conversion feature derivatives at December 31, 2021 and 2020, and are classified as Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of December 31, 2021 and 2020:

	December 31, 2021 Conversion Feature	December 31, 2020 Conversion Feature
Balance at beginning of the year ended	$777,024	$540,517
New derivative liability	-	870,268
Reclassification to additional paid in capital from conversion of debt to common stock	(144,585)	(678,812)
Change in fair value	(292,149)	45,051

Balance at the end of the year ended	$340,290	$777,024

At December 31, 2021 and 2020, respectively, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Risk free interest	0.3%	0.12%
Market price of share	$0.17	$0.22
Life of instrument in years	0.31	1.31 – 1.60
Volatility	140%	147.4- 151.8%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2021 and 2020, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not recorded any change to the valuation during the years ended December 31, 2021 or 2020, respectively; and as of December 31, 2021 and 2020, respectively.

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

	Year ended December 31,
	2021	2020

Convertible notes	69,544,900	20,237,084
Stock options	16,592,620	3,941,301
Warrants	53,314,424	18,702,500
Potentially dilutive securities	139,451,944	42,880,885

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2021 and 2020, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2021 and 2020, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the years ended December 31, 2021 and 2020, there were no impairment losses recognized for Goodwill.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At December 31, 2021 and 2020, the Company identified EdgePoint to be the Company’s sole VIE. At December 31, 2021, and 2020, the Company’s ownership percentage of EdgePoint was 29% and 42.7%, respectively. The VIE’s net assets were $0.1 million and $0.2 million at December 31, 2021 and December 31, 2020, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Under ASC 606, the Company recognizes revenue when its customers obtain control of the promised good or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company identifies the performance obligation(s) in the contract by assessing whether the goods or services promised within each contract are distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Agreement with Autotelic BIO (“ATB”)

Oncotelic Inc. had entered into a license agreement in February 2018 (the “ATB Agreement”) with ATB. The ATB Agreement licensed the use of OT-101 in combination with Interleukin-2 (the “Combined Product”), and granted to ATB an exclusive license under the Oncotelic Inc. technology to develop, make, have made, use, sell, offer for sale, import and export the Combined Product, and the Combination Product only, in the field, throughout the entire world (excluding the United States of America and Canada) as the territory, on the terms and subject to the conditions of the ATB Agreement. The ATB Agreement requires ATB to be responsible for the development of the Combination Product. Oncotelic Inc. was responsible to provide to ATB the technical know-how and other pertinent information on the development of the Combination Product. ATB paid Oncotelic Inc. a non-refundable milestone payment in consideration for the rights and licenses granted to ATB under the ATB Agreement, and ATB was to pay Oncotelic Inc. $500,000 within sixty days from the successful completion of the in vivo efficacy studies. This payment was made after the successful completion of the in-vivo study and, as such, the Company recorded the revenue. In addition, ATB is to pay Oncotelic Inc.: (i) $500,000 upon Oncotelic Inc.’s completion of the technology know how and Oncotelic Inc.’s technical assistance and regulatory consultation to ATB, as determined by the preparation of a Current Good Regulation Practices audit or certification by the Food and Drug Administration, with a mutual goal to obtain marketing approval of the Combined Product developed by ATB in the aforementioned territory; (ii) $1,000,000 upon receiving marketing approval of the Combined Product in Japan, China, Brazil, Mexico, Russia, or Korea; and (iii) $2,000,000 from receiving marketing approval of the Combined Product in Germany, France, Spain, Italy, or the United Kingdom. The Company recorded $0 and $500,000 as revenue under the ATB Agreement for the successful completion of the in-vivo study during the years ended December 31, 2021 and 2020, respectively.

Research & Development Costs

In accordance with ASC 730-10-25 “Research and Development”, research and development costs are charged to expense as and when incurred.

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has not adopted ASU 2020-06 during the year 2021 and is evaluating the impact of implementation on its financial statements, if any.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 - ACQUISITIONS

2019 Reverse Merger with Oncotelic

The Company completed the merger with Oncotelic Inc. (“Merger”) in 2019. For more details, refer to our annual report on Form 10-K for the fiscal year 2020 filed by the Company on April 15, 2021.

2019 Merger with PointR

The Company completed the merger with PointR Data Inc (“PointR Merger”) in 2019. For more details, refer to our annual report on Form 10-K for the fiscal year 2020 filed by the Company on April 15, 2021.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company completed the Merger, which gave rise to Goodwill of $4,879,999. Further, the Company added goodwill of $16,182,456 upon the completion of the PointR Merger. In general, goodwill is tested on an annual impairment date of December 31. However, since both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

Intangible Assets

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

The following table summarizes the balances as of December 31, 2021 and 2020, respectively, of the intangible assets acquired, their useful life, and annual amortization:

	December 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	17.00
Intangible asset – Capitalization of license cost	190,989	17.00
	1,010,180
Less Accumulated Amortization	(188,339)
Total	$821,841

	December 31, 2020	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	18.00
Intangible asset – Capitalization of license cost	190,989	18.00
	1,010,180
Less Accumulated Amortization	(136,974)
Total	$873,206

Amortization of identifiable intangible assets for the year ended December 31, 2021 and 2020 was $51,365 and $51,366, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,
2022	51,365
2023	51,365
2024	51,365
2025	51,365
2026	51,365
Thereafter	565,016
$821,841

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of December 31, 2021 and December 31, 2020 was $1,101,760.

The following table summarizes the balances as of December 31, 2021 and 2020 of the IPR&D assets acquired in the PointR acquisition during the year ended December 31, 2019. The Company evaluates, on an annual basis, for any impairment and records an impairment if identified. The Company identified no impairment to IPR&D assets during its evaluation.

December 31, 2021
Intangible asset – Intellectual Property	$1,377,200
1,377,200
Less Accumulated Amortization	(275,440)
Total	$1,101,760

December 31, 2020
Intangible asset – Intellectual Property	$1,377,200
1,377,200
Less Accumulated Amortization	(275,440)
Total	$1,101,760

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	December 31, 2021	December 31, 2020

Accounts payable	$1,927,749	$1,937,419
Accrued expenses	1,164,974	798,386
	$3,092,723	$2,735,805

	December 31, 2021	December 31, 2020

Accounts payable – related party	$403,423	$391,631

NOTE 6 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of December 31, 2021, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

December 31, 2021
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	31,167
10% Convertible note payable, due April 23, 2022 – Related Party	144,951
10% Convertible note payable, due August 6, 2022 – Bridge Investor	188,319
364,437
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	118,958
5% Convertible note payable – Related Party	276,233
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	275,753
5% Convertible note payable – CEO, CTO* & CFO– Related Parties	90,357
5% Convertible note payable – Bridge Investors	185,122
946,423

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	256,634
5% Convertible note – Bridge investors	381,123
5% Convertible note – CFO – Related Party	76,531
714,288

Other Debt
Short term debt from CEO	20,000
Short term debt – Bridge investors	265,000
Short term debt from CFO – Related Party	45,050
Short term debt – Autotelic Inc– Related Party	20,000
Accrued Interest on Loans	9,212
359,262
Total of debentures, notes and other debt	$2,384,410

*	The CTO was a related party till July 2021, when he resigned as the CTO due to health reasons.

As of December 31, 2020, convertible debentures and notes, net of debt discount, consist of the following amounts:

December 31, 2020
Convertible debentures
10% Convertible note payable, due June 12, 2022 – Peak One	$-
10% Convertible note payable, due April 23, 2022 - TFK	39,065
10% Convertible note payable, due April 23, 2022 – Related Party	14,256
10% Convertible note payable, due April 23, 2022 – Bridge Investor	69,848
10% Convertible note payable, due August 6, 2022 – Bridge Investor	168,421
291,590
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	213,046
5% Convertible note payable – Related Party	263,733
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	263,253
5% Convertible note payable – CEO, CTO & CFO – Related Parties	86,257
5% Convertible note payable – Bridge Investors	176,722
1,003,011
Other Debt
Short term debt from CFO – Related Party	25,000
Short term debt from CEO – Related Party	20,000
Other short term debt – Bridge Investor	50,000
95,000
Total of debentures, notes and other debt	$1,389,601

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

Total amortization expense related to these debt discounts was $139,417 and $732,767 for the years ended December 31, 2021 and 2020, respectively. In addition, during the year ended December 31, 2021 and 2020, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments of $24,491 and $332,351 upon the partial and/or full conversion of debt by Peak One and TFK to shares of the Company’s common stock. The total unamortized debt discount at December 31, 2021 and 2020, was approximately $35,564 and $200,205.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days during the year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative liability for the debt instrument. As of December 31, 2020, we had a derivative liability of approximately $777,000. The Company decreased the fair value of the derivative liability by approximately $292,000 during the year ended December 31, 2021. The Company also extinguished approximately $145,000 of derivative liability following the conversion of certain notes to the Company’s common stock during the year ended December 31, 2021.

The Company recorded additional derivative liability of approximately $870,000 during the year ended December 31, 2020 since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock. The Company also extinguished approximately $679,000 of derivative liability following the conversion of certain notes to the Company’s common stock during the year ended December 31, 2020. Following the recognition as derivative liability of the embedded conversion options, the Company fully amortized the remaining unamortized beneficial conversion feature for approximately $232,000, recorded an initial $258,070 from the initial recognition of the debt discount following the bifurcation of the embedded conversion option. As of December 31, 2021 and 2020, the Company had a derivative liability of approximately $338,000 and $777,000, respectively and a change in fair value of approximately $295,000 and $45,100, respectively.

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

In June, 2019, the Company entered into an amendment of the Purchase Agreement (“Amendment #1”) in connection with the draw-down of the second tranche, and to provide for additional borrowing capacity under that agreement. Amendment #1 increased the borrowing amount up to $600,000, adding the ability to borrow an additional $200,000 in a third tranche.

In June, 2019, the Buyer purchased Convertible Note Tranche #2 (“Tranche #2”) totaling $200,000, including a 10% OID of $20,000 and a $1,000 debt issuance cost, receiving net proceeds of $179,000 against the April 17, 2019, Purchase Agreement with Peak One, with a maturity date of June 12, 2022. Amounts due under Tranche #2 are convertible at the same terms as Tranche #1 above.

In November, 2019, the Company and Peak One amended the Convertible Note under Tranche #1 to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This amendment put a temporary hold on Peak One to convert the debt under Tranche 1. This restriction did not apply if Peak One opted to convert the Convertible Note at $0.10. The Company compensated Peak One 300,000 shares of the Company’s Common Stock for delaying the conversion until January 18, 2020. Such shares were issued to Peak One on November 14, 2019. Non-cash compensation expense of $60,000 was recorded for such issuance.

Peak One converted $200,000 of Tranche #1 out of their total debt into 2,581,945 shares of the Company during the year ended December 31, 2020. Further, Peak One converted $200,000 of Tranche #2 of their total debt into 2,000,000 shares of the Company during the year ended December 31, 2020. As such, the total outstanding debt for Peak One was $0 as of December 31, 2020.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $180,000, including $132,091 related to the conversion feature and a discount from the issuance of restricted stock of 350,000 shares for $47,909. Total amortization of these OID and debt issuance cost discounts totaled $37,046 for the year ended December 31, 2019. Total unamortized discount on this note was $163,954 as of December 31, 2019. Total amortization of these OID and debt issuance cost discounts totaled $55,208 for the twelve months ended December 31, 2020. Total unamortized discount on this note was $108,746 as of December 31, 2020.

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

The issuance of the TFK Note resulted in a discount from the beneficial conversion feature totaling $84,570, including $52,285 related to the beneficial conversion feature and a discount from the issuance of restricted, stock of 350,000 shares for $32,285. Total amortization of these OID and debt issuance cost discounts totaled $3,015 and $81,362 for the year ended December 31, 2021 and 2020. Total unamortized discount on this note was $0 and $3,015 as of December 31, 2021 and 2020.

In November 2019, the Company and TFK amended the TFK Convertible Note to extend the date of conversion of the Convertible Note into Common Stock of the Company at 65% of the traded price of the Company’s Common Stock until January 8, 2020. This restriction did not apply if TFK wished to convert the Convertible Note at $0.10 per share. The Company compensated TFK 300,000 shares of the Company’s Common Stock for delaying the conversion until January 8, 2020. Such shares were issued to TFK on November 14, 2019. Non-cash compensation expense of $60,000 was recorded for such issuance.

TFK converted $133,430 of their total debt into 1,950,000 shares of common stock of the Company during the year ended December 31, 2020. As such, the total gross outstanding debt for TFK was approximately $67,000 as of December 31, 2020. TFK had a balance of approximately $109,000 related to the derivative liability as of December 31, 2020. During the year ended December 31, 2021, the Company recorded approximately $38,000 as an increase in fair value for the derivative liability, leaving a balance associated with TFK of approximately $145,000 of derivative liability. During the year ended December 31, 2021, TFK converted their remaining debt balance of approximately $65,000 into 657,200 shares of common stock. In connection with the conversion, the Company reclassified $145,000 of derivative liability to equity. The balance outstanding on the TFK debt amounted to $0 at December 31, 2021.

Notes with a Related Party and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO, a related party, and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000.

In April 2019, the Company entered into a convertible note with our Chief Executive Officer, Vuong Trieu, Ph. D. (the “Trieu Note”). The Trieu Note has a principal balance of $164,444, including a 10% OID of $16,444, resulting in net proceeds of $148,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, amongst other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under the Convertible Note may also be converted into shares (the “Trieu Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.10 per share (the “Fixed Price”), at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the 180th day or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the 10% OID discount and beneficial conversion feature totaled $75,103 and $5,464 for the year ended December 31, 2021 and 2020. Total unamortized discount on this note was $19,493 and $7,199 as of December 31, 2021 and 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled $16,911 and $1,344 for the year ended December 31, 2021 and 2020. Total unamortized discount on this note was $4,389 and $1,393 as of December 31, 2021 and 2020.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled $19,898 and $159,860 for the year ended December 31, 2021 and 2020. Total unamortized discount on this note was $11,681 and $13,315 as of December 31, 2021 and 2020.

All the above notes issued to Peak One, TFK, our CEO and the bridge investors reached the 180 days prior to the end of the year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. As of December 31, 2021, Peak One and TFK had fully converted their notes.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. The Company entered into those certain Note Purchase Agreements (the “Fall 2019 Note Purchase Agreements”) with certain accredited investors and the officers of the Company for the sale of convertible promissory notes (the “Fall 2019 Notes”). The Company completed the initial closing under the Fall 2019 Note Purchase Agreements in November 2019. The Company issued Fall 2019 Notes in the principal amount of $250,000 to each of Dr. Vuong Trieu, the Company’s Chief Executive Officer, and Stephen Boesch, in exchange for gross proceeds of $500,000. In connection with the second and final closing of the Fall 2019 Debt Financing, the Company issued Fall 2019 Notes to additional investors including $250,000 to Dr. Sanjay Jha, through his family trust, the former CEO of Motorola and COO/President of Qualcomm. The Company also offset certain amounts due to Dr. Vuong Trieu, the Company’s Chief Executive Officer, Chulho Park, the Company’s Chief Technology Officer, and Amit Shah, the Company’s Chief Financial Officer, all related parties as Officers of the Company, and converted such amounts due into the Fall 2019 Notes. $35,000 due to Dr. Vuong Trieu, $27,000 due to Chulho Park and $20,000 due to Amit Shah were converted into debt. The Company also issued the Fall 2019 Notes of $168,000 to two accredited investors. The Company repaid $0 and $100,000 of principal in the three and twelve ended December 31, 2021. The total unamortized principal amount of the Fall 2019 Notes was $850,000 and $950,000 as of December 31, 2021 and 2020, respectively.

All the Fall 2019 Notes provided for interest at the rate of 5% per annum and are unsecured. All amounts outstanding under the Fall 2019 Notes became due and payable upon the approval of the holders of a majority of the principal amount of outstanding Fall 2019 Notes (the “Majority Holders”) on or after (a) November 23, 2020 or (b) the occurrence of an event of default (either, the “Maturity Date”). The Majority Holders have waived the default in the maturity of the Fall 2019 Notes and as such there is no event of default. The Company had the option to prepay the Fall 2019 Notes at any time. Events of default under the Fall 2019 Notes included failure to make payments under the Fall 2019 Notes within thirty (30) days of the date due, failure to observe of the Fall 2019 Note Purchase Agreement or Fall 2019 Notes which is not cured within thirty (30) days of notice of the breach, bankruptcy, or a change in control of the Company (as defined in the Fall 2019 Note Purchase Agreement).

The Majority Holders had the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of common stock of the Edgepoint, at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of Edgepoint and 1,000,000 shares outstanding. The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 and $200,000 for the year ended December 31, 2021 and 2020. Total unamortized discount on this note was $0 as of December 31, 2021 and 2020.

Further, the Company recorded interest expense of $43,412 and $49,142 on these Fall 2019 Notes for the year ended December 31, 2021 and 2020. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of December 31, 2021 and 2020 was $946,424 and $1,003,011, respectively.

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

The notes were prepaid in December 2021 and the Company recorded interest expense, including prepayment penalty of $75,195. There was no similar expense recorded in 2020. The total amount outstanding under the Geneva Notes as of December 31, 2021was $0.

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

The Company met the 1st PPP loan forgiveness requirements and on August 7, 2021 applied for forgiveness. On Aug 17, 2021, the Company received the 1st PPP loan forgiveness approval from the lender and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $253,347. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations. The balance outstanding on 1st PPP loan, inclusive of accrued interest, was $0 and $251,733 on December 31, 2021 and December 31, 2020, respectively.

In July 2021, the Company’s wholly owned subsidiary, PointR, received loan proceeds in the amount of $92,995 under the PPP (“2nd PPP”). The 2nd PPP was at terms similar to the 1st PPP. The Company met the 2nd PPP loan forgiveness requirements and received the 2nd PPP loan forgiveness approval from the lender on December 8, 2021 and wrote off the loan outstanding amount inclusive of interest accrued, in the amount of $93,413. The Company recorded the amount forgiven as forgiveness income within the other income (expense) section of its statement of operations. The balance outstanding on the 2nd PPP loan was $0 and $0 on December 31, 2021 and 2020, respectively

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to June 30, 2022. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of December 31, 2021 and as such the Company has recognized the liability as a convertible debt.

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

The GMP Note 2 and the October 2021 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one-year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). The GMP Note 2 and October 2021 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the GMP Note 2 and October 2021 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Note 2 and October 2021 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Note 2 and October 2021 Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was $4,069,781 and $2,060,493 as of December 31, 2021 and 2020, respectively.

August 2021 Convertible Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO – a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of December 31, 2021 and 2020, convertible notes, net of debt discount, consist of the following amounts:

	December 31, 2021	December 31, 2020

Autotelic - related party convertible note, 5% coupon August 2022	$256,634	$-
CFO convertible note – Related Party, 5% coupon August 2022	76,531
2 accredited investors convertible note, 5% coupon August 2022	381,123	-
	$714,288	$-

During the year ended December 31, 2021, the Company recognized approximately $16,000 of interest expense on the August 2021 Investors notes of which approximately $6,600 are attributable to related parties. No similar expense was recorded on such notes during the same periods of 2020.

November – December 2021 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.07. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total amount of 961,540 as part of a finder’s fee agreement.

As of December 31, 2021, and December 31, 2020, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	December 31, 2021	December 31, 2020

Mast Hill Convertible note, 12% coupon November 21	$250,000	$-
Talos Victory Convertible note, 12% coupon November 2021	250,000	-
First Fire Global Opportunities LLC Convertible note, 12% coupon, December 2021	250,000	-
Blue Lake Partners LLC Convertible note, 12% coupon, December 2021	250,000	-
Fourth Man LLC Convertible note, 12% coupon December 2021	250,000	-
Convertible notes, gross	$1,250,000	$-
Less: Debt discounts recorded	(1,250,000)	-
Amortization of debt discounts	76,994
Convertible notes, net of discounts	$76,994	-

The Company recognized approximately $10,300 and $0 of accrued interest during the year ended December 31, 2021, and 2020, respectively. The Company recognized approximately $77,000 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the year ended December 31, 2021, and 2020, respectively.

The Company recorded an initial debt discount of approximately $0.3 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0.1 million for the year ended December 31, 2021, which is included in interest expense in the consolidated statements of operations.

Other short-term advances

As of December 31, 2021, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	December 31, 2021
Short term advance from CEO – Related Party	$20,000
Short term advances – bridge investors	265,000
Short term advances from CFO – Related Party	45,050
Short term advance – Autotelic Inc. – Related Party	20,000
Accrued Interest on advances	9,212
$359,262

During the year ended December 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company, of which $50,000 was repaid before December 31, 2020. As such, $20,000 and $70,000 was outstanding at December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at December 31, 2021.

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. During the year ended December 31, 2020, the Company’s CFO had provided a short term advance of $25,000, which was repaid during the year ended December 31, 2021. As such approximately $45,000 and $25,000 was outstanding at December 31, 2021 and December 31, 2020, respectively.

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

Since July 2020 to March 2021, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As of December 31, 2021 and 2020, debt recorded under the JH Darbie Financing, net of debt discounts, consist of the following amounts:

	December 31, 2021	December 31, 2020
Convertible promissory notes
Subscription agreements - accredited investors	$2,353,253	$943,586
Subscription agreements – related party	109,046	67,992
Total convertible promissory notes	$2,462,299	$1,011,578

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

The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. The Company recorded aggregate non-controlling interests of approximately $1.8 million in Edgepoint between 2021 and 2020. Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets.

As of the multiple closings of the Company, during the year ended December 31, 2021, under the private placement memorandum with JH Darbie, the estimated volume weighted grant date fair value of approximately $0.23 per share associated with the warrants to purchase up to 2,035,000 shares of common stock issued in this offering, or a total of approximately $0.5 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values

Expected Term	1.5 years
Expected volatility	152.3%-164.8%
Risk-free interest rates	0.09%-0.11%
Dividend yields	0.00%

As of the multiple closings of the Company, during the year ended December 31, 2020, under the private placement memorandum with JH Darbie, the estimated grant date fair value of approximately $0.18 per share associated with the warrants to purchase up to 3,465,000 shares of common stock issued in this offering, or a total of approximately $0.4 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values.

Expected Term	1.5 years
Expected volatility	168.5%-191.9%
Risk-free interest rates	0.12%-0.15%
Dividend yields	0.00%

The Company recorded an initial debt discount of approximately $0.6 and $0.7 million during the years ended December 31, 2021 and 2020, respectively, representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $1,229,865 and $412,318 for the years ended December 31, 2021, and 2020, respectively, which is included in interest expense in the statements of operations.

In June 2021, the Company executed amendment #4 to the private placement memorandum. Originally, the investor was granted 50,000 of the Company’s warrants to purchase an equivalent number of shares of the Company’s common stock at a strike price of $0.20 or 50,000 warrants to purchase an equivalent number of Edgepoint’s common share at strike price of $1.00. However, the PPM was written in a way that the investor could only invest in $10,000 of common stock of the Company (50,000 shares of common stock at $0.20 per share) or $50,000 (50,000 shares of common stock in Edgepoint AI, Inc. at $1.00 per share). In conjunction with amendment #4, the Company approved the issuance of an additional 20,000,000 warrants to purchase shares of common stock of the Company to the investors in the 100 Units and 2,000,000 warrants to purchase shares of common stock of the Company to the Placement Agent at the same terms and conditions of the PPM. To clarify further, each unit will receive additional 200,000 warrants to purchase an equivalent number of shares of the Company’s common stock at $0.20 per share, so as to make it overall 250,000 warrants to buy an equivalent number of shares of the Company’s common stock, for which the investor would pay a total of $50,000 per unit invested upon exercise.

In connection with the additional 22 million warrants issued by the Company pursuant to amendment #4, the Company recorded a charge to earnings of approximately $2.0 million during the year ended December 31, 2021. No similar expense was recorded during the same period of 2020. The fair value of the warrants was estimated using a Black Scholes valuation model using the following input values.

Expected Term	1-2 years
Expected volatility	94.4%-130.0%
Risk-free interest rates	0.08%-0.25%
Dividend yields	0.00%

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased.

NOTE 8 - RELATED PARTY TRANSACTIONS

Master Service Agreement with Autotelic Inc.

In October 2015, Oncotelic Inc. entered into a Master Service Agreement (the “MSA”) with Autotelic Inc. (“Autotelic”), a related party that is partly owned by Dr. Trieu. Dr. Trieu, a related party, is a control person in Autotelic. Autotelic currently owns less than 10% of the Company. The MSA stated that Autotelic will provide business functions and services to the Company and allowed Autotelic to charge the Company for these expenses paid on its behalf. The MSA includes personnel costs allocated based on amount of time incurred and other services such as consultant fees, clinical studies, conferences and other operating expenses incurred on behalf of the Company. The MSA requires a 90-day written termination notice in the event either party requires to terminate such services.

Expenses related to the MSA were $276,763 and $629,617 for the years ended December 31, 2021 and 2020, respectively. Amounts outstanding at the end of the year 2021 and 2020 were $269,872 and $0, respectively.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, pursuant to which Autotelic granted Oncotelic, among other things: (i) the exclusive right and license to certain Autotelic Patents (as defined in the Agreement) and Autotelic Know-How (as defined in the Agreement); and (ii) a right of first refusal to acquire at least a majority of the outstanding capital stock of Autotelic prior to Autotelic entering into any transaction that is a financing collaboration, distribution revenues, earn-outs, sales, out-licensing, purchases, debt, royalties, merger acquisition, change of control, transfer of cash or non-cash assets, disposition of capital stock by way of tender or exchange offer, partnership or any other joint or collaborative venture, research collaboration, material transfer, sponsored research or similar transaction or agreements. In exchange for the rights granted to Oncotelic, Autotelic would be entitled to earn the following milestone payments (collectively, the “Milestone Payments”).

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

Notes Payable and Short-Term Loan – Related Party

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes (See Note 6). The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. As such the Company owed $20,000 for the short term loan as of December 31, 2021. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

During the year ended December 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company, which was repaid in April 2021. During the year ended December 31, 2021, Autotelic Inc. provided a short-term loan of $250,000 to the Company, which was converted into the August 2021 Convertible Note. Further, Autotelic Inc. provided a short term advance of $20,000 which was outstanding at December 31, 2021.

During the year ended December 31, 2021, the CFO provided approximately $120,000 of short term advances to the Company, of which $75,000 was converted into the August 2021 Note. During the year ended December 31, 2020, the CFO provided $25,000 of advances to the Company, which were repaid during the year ended December 31, 2021. As such, the Company owed $20,000 under the Fall 2019 Notes, $75,000 under the August 2021 Notes and approximately $45,000 as short term advances as of December 31, 2021.

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

The Company recorded $0 and $106,712 as expense during the year ended December 31, 2021 and 2020, respectively, related to this Agreement.

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

The Company recorded $215,000 and $135,000 as expense under the consulting agreement during the year ended December 31, 2021 and 2020 respectively.

NOTE 9 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

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

In connection with the EPL, the Company issued 250,000 shares of Common Stock to Peak One and recorded a fair value in lieu of service of approximately $70,000.

During the year ended December 31, 2021, the Company sold a total of 3,435,000 shares of Common Stock at prices ranging from $0.09 and $0.23 for total net proceeds of approximately $420,000.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock during the year ended December 31, 2021

During the year ended December 31, 2021, the Company issued 657,200 shares of its Common Stock to TFK in connection with the partial but final conversion of their convertible notes payable. As such, the debt outstanding to TFK at December 31, 2021 was $0.

During the year ended December 31, 2021, the Company issued a total of 1,148,235 shares of its Common Stock to various service providers for services rendered. A total cost of approximately $194,000 was recorded for such services.

During the year ended December 31, 2021, the Company sold 3,435,000 shares of its Common Stock in connection with the EPL for cash at prices ranging from $0.09 to $0.23 per share of Common Stock. The Company received a total of approximately $420,000 against such sale of its Common Stock.

During the third quarter of 2021, the Company issued 1,257,952 shares of Common Stock to its employees in lieu of fully vested restricted stock units (“RSUs”) under the 2015 Equity Incentive Plan. The Company recorded a stock-based compensation cost of $226,431 related to such issuance.

In connection with the fully vested RSUs, the Company estimated the fair value using the stock price as of the date of issuance as the RSUs were fully vested and issued as Common Stock of the Company. As such, there were no unvested RSUs as of December 31, 2021.

Issuance of Common Stock during the year ended December 31, 2020

During the year ended December 31, 2020, the Company issued 6,531,945 shares of its Common Stock to Peak One in connection with the full conversion of its Tranche 1 Note and partial conversion of its Tranche 2 Note; and TFK in connection with the partial conversions of its Note (See Note 6 for more information)

NOTE 11 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity pre and post-merger.

As of December 31, 2021, options to purchase the Company’s Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

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

A summary of stock option activity for the years ended December 31, 2021 and 2020 are summarized as follows:

		Weighted
For the year ended December 31, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	3,941,301	$0.78
Granted	12,652,761	0.15
Expired or cancelled	(1,442)	19.80
Outstanding at December 31, 2021	16,592,620	$0.30

		Weighted
For the year ended December 31, 2020		Average
	Shares	Exercise Price
Outstanding at January 2020	6,145,044	$0.75
Expired or canceled	(2,203,743)	0.70
Outstanding at December 31, 2020	3,941,301	$0.78

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at December 31, 2021:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.14	7,150,000	9.67	$0.14	530,000
0.16	5,502,761	9.51	0.16	5,502,761
0.22	1,750,000	4.33	0.22	1,750,000
0.38	900,000	3.65	0.38	900,000
0.73	762,500	3.28	0.73	762,500
1.37	150,000	1.49	1.37	150,000
1.43	300,000	3.40	1.43	300,000
11.88	2,359	0.005	11.88	2,359
15.00	75,000	3.40	15.00	75,000

	16,592,620	8.22	$0.30	9,972,620

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled approximately $0.2 million and was based on the Company’s closing stock price of $0.17 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. Correspondingly, the aggregate intrinsic value totaled approximately $0.1 million and was based on the Company’s closing stock price of $0.22 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2021, there was approximately $0.4 million of unamortized stock compensation cost related to the stock options granted during the year.

In August 2019, the Company entered into Employment Agreements and incentive compensation arrangements with each of its executive officers, including Dr. Vuong Trieu, the Chief Executive Officer; Dr. Fatih Uckun, the Chief Medical Officer; Dr. Chulho Park, its Chief Technology Officer; and Mr. Amit Shah, the Chief Financial Officer. The incentive stock options and the restricted stock awards approved for the Company’s executive officers were granted and issued in July 2021. The Company issued an aggregate of 1,257,952 of its common shares in lieu of fully vested restricted stock units and 4,244,809 incentive and non-qualified stock options to purchase its Common Stock to all its employees, including the awards due to the CEO, CFO, the prior CTO and Saran Saund, the Chief Business Officer of the Company. Further, the Company issued all its employees, including the CEO and CBO and consultants 4,325,000 performance-based stock options that would vest over two tranches subject to certain corporate goals being achieved, of which none have vested as of December 31, 2021. In addition, the Company granted its Board of Directors 2,825,000 stock options, which for the Board of Directors vest over 5 quarters commencing the quarter ended September 30, 2021. Of the options granted to the Board members, 353,333 have vested as of December 31, 2021.

The Company recorded stock-based compensation of $763,314 for stock options vested during the year ended December 31, 2021 and for those expected to vest. No similar expense was recorded during the same periods in 2020. The grant date fair value of stock options granted during 2021 was assessed using a Black Scholes valuation model using the following input values.

Expected Term	2.25 year
Expected volatility	129.9 – 131.4%
Risk-free interest rates	0.22%
Dividend yields	0.00%

In addition, the Company recorded stock-based compensation of $226,432 for the fully vested restricted stock units issued during the year ended December 31, 2021. No similar expense was recorded during the same periods in 2020. The fair value of the restricted units was calculated using the stock price of the restricted stock units on the date of the grant. All restricted stock units granted during 2021 vested immediately upon issuance.

Warrants

During the year ended December 31, 2020, the Company offered to cancel to all the prior warrants of the warrant holders from the 2018 debt financing and offered to reissue new warrants to such warrant holders. Out of all the warrant holders, holders of 13,750,000 warrants opted to participate in the reissuance. In addition, the Company issued 3,465,000 new warrants to certain accredited investors in connection with the financing through JH Darbie (See note 7).

During the year ended December 31, 2021, 2,035,000 warrants were issued in connection with the financing through JH Darbie (See note 7). The fair value of these warrants on issue date amounted to $467,637 as calculated using a Black Scholes valuation model. The Company also issued 22,000,000 warrants in connection with the financing through JH Darbie (See note 7). The fair value of these warrants on the issue date amounted to $2,190,127 as calculated using a Black Scholes valuation model. Further, the Company issued 10,576,924 warrants related to the November/December 2021 Notes (See Note 6). The fair value of these warrants on issue date amounted to $1,172,753 as calculated using a Black Scholes valuation model.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, for the years ended December 31, 2021 and 2020, respectively are summarized as follows:

		Weighted-
For the year ended December 31, 2021		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	18,702,500	$0.20
Issued during the year ended December 31, 2021	34,611,924	0.13-0.20
Outstanding at December 31, 2021	53,314,424	$0.20

		Weighted-
		Average
For the year ended December 31, 2020	Shares	Exercise Price

Outstanding at January 1, 2020	19,515,787	$0.60
Issued during the year ended December 31, 2020	17,215,000	0.20
Expired or cancelled	(18,028,287)	0.63
Outstanding at December 31, 2020	18,702,500	$0.20

The following table summarizes information about warrants outstanding and exercisable at December 31, 2021:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	1,487,500	1.33	$0.20	1,487,500
0.20	27,500,000	1.25	0.20	27,500,000
0.20	13,750,000	1.23	0.20	13,750,000
0.13	10,576,924	5.0	0.13	10,576,924

	53,314,424	1.97	$0.19	53,314,424

For more information on the grant fair values and Black Scholes valuation method input values related to the JH Darbie Financing, refer to Note 7 of the Consolidated Notes to the Financial Statements.

13,750,000 warrants were issued during the year ended December 31, 2020 and the Company recorded stock-based compensation of approximately $2.1 million as the fair value of the warrants using a Black Scholes valuation model using the following input values. The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants were exercisable for three to five years from the grant date. All the warrants are currently exercisable

Expected Term	3 years
Expected volatility	140.5%
Risk-free interest rates	1.40%
Dividend yields	0.00%

10,576,924 warrants were issued in November and December 2021.The fair value of these warrants on issue dates amounted to $1,172,753 with an expected life of 5 years, as calculated using a Black Scholes valuation model, using the following input values

Expected Term	5 years
Expected volatility	132.4-132.8%
Risk-free interest rates	0.67-0.81%
Dividend yields	0.00%

NOTE 12 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2021 and 2020 are as follows in thousands:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$1,164	$1,164
Assets	5,736	6,227
Liability accruals	361	173
R&D Credit	4,792	4,760
Capital Loss	528	528
Deferred state tax	(2,246)	(2,086
Net operating loss carry forward	57,343	56,090
Total gross deferred tax assets	67,678	66,856
Less - valuation allowance	(67,678)	(66,856)
Net deferred tax assets	$-	$-

The Company had gross deferred tax assets of approximately $67.7 million and $66.9 million as of December 31, 2021 and 2020, respectively, which primarily relate to net operating loss carryforwards.

As of December 31, 2021 and 2020, the Company had gross federal net operating loss carryforwards of approximately $236.1 million and $237.7 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be unlikely.

At December 31, 2021 and 2020, the Company had California state gross operating loss carry-forwards of approximately $76.3 and $69.8 million, which will expire in various amounts from 2028 through 2040. At December 31, 2020, the Company had federal research and development tax credits of approximately $3.3 million which will expire in 2021 and California state research and development tax credits of approximately $1.4 million which have no expiration date.

The Company identified its federal and California state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2016 through 2019. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. The Company filed its 2020 federal and state corporate tax returns in October 2021.

Portions of these carryforwards will expire through 2038, if not otherwise utilized. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation because of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carryforwards will be subject to annual limitations, due to change of ownership control provisions under Section 382 and 383 of the Internal Revenue Code, which would significantly impact our ability to realize these deferred tax assets.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

PointR Merger Consideration

The total purchase price of $17,831,427 represented the consideration transferred from the Company in the PointR Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and includes $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which can increase to $15 million of contingent consideration, upon achievement of certain milestones. The $2,625,000 of contingent consideration of shares issuable to PointR shareholders was recorded and associated with the PointR Merger is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not recorded any change to the valuation during the years ended and as of December 31, 2021 or 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

GMP Notes

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement with GMP (the “Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “Note”), which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). The Note and Purchase Agreement are both part of a series of a cumulative funding of upto $1.5 million in three equal monthly instalments. The Note was entered into as continuation of the relationship between the Company and GMP moving to formation of a joint venture.

The Purchase Agreements and the Notes contain identical terms to the securities purchase agreements (and promissory notes issued thereunder), to Golden Mountain Partners, LLC on October 25, 2021. (See Note 6). The Purchase Agreement requires the Company to use of the proceeds received under the Note to support payroll and development of OT-101.

JH Darbie Financing

Commencing July 2020 to March 2021, the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement. (See Note 7)

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased.

November/December 2021 Notes

In January 2022, three of the five note holders under the November and December 2021 Notes exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holders 3,041,958 shares of Common Stock.

On March 29, 2022, the Company entered into a securities purchase agreement, note and issued warrants to purchase 1.250,000 shares of the Common Stock with one of the 5 institutional investors for an additional $250,000 of gross proceeds. The terms of the securities purchases agreements and notes are the same as those contained in the November/December 2021 agreements and notes, except with references to the conversion price of the notes increasing to $0.10 from $0.07 and the warrant exercise price to $0.20 from $0.13. For more information on the notes, refer to Note 6: November – December 2021 Financing of the Notes to the Consolidated Financial Statements.

JV with GMP Bio

The Company entered into a JV with Dragon Overseas Capital Limited (“Dragon Overseas”) and GMP Biotechnology Limited (“GMP Bio”), affiliates of GMP on March 31, 2022. GMP Bio will be owned by Dragon Overseas and the Company in a 55% to 45% ratio. Dragon Overseas will contribute about $28 million in cash and assets into GMP Bio and the Company will input the licenses for OT-101 for US and Ex-US rights into GMP Bio. GMP Bio will develop OT-101 for multiple oncology pharmaceutical indications. The Company is currently evaluating the accounting and reporting requirements for this transaction.

For more information on the JV, refer to our Current Report on form 8-K filed with the SEC on April 6, 2022.

