Form 10-Q
period 2022-03-31
Oncotelic Therapeutics, Inc.
filed 2022-05-23
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 16, 2022, there were 378,630,104 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

(Formerly Mateon Therapeutics, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$97,906	$568,769
Restricted cash	20,000	20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	20,682	18,778

Total current assets	158,336	627,295

Intangibles, net of accumulated amortization of $201,180 and $188,339	809,000	821,841
In process R&D	1,101,760	1,101,760
Goodwill	21,062,455	21,062,455
Total assets	$23,131,551	$23,613,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,525,102	$3,092,723
Accounts payable to related party	358,074	403,423
Contingent consideration	2,625,000	2,625,000
Derivative liability on Notes	531,131	340,290
Convertible and short-term debt, net of costs	8,931,916	8,166,622
Convertible debt and short-term debt, related party, net of costs	837,737	826,862

Total current liabilities	16,808,960	15,454,920

Commitments and contingencies (Note 13)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 378,630,104 and 375,288,146 issued and outstanding, respectively	3,786,301	3,752,881
Additional paid-in capital	38,444,903	35,223,842
Accumulated deficit	(35,870,831)	(31,021,050)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	6,360,373	7,955,673
Non-controlling interests	(37,782)	202,758

Total stockholders’ equity	6,322,591	8,158,431
Total liabilities and stockholders’ equity	$23,131,551	$23,613,351

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS ended MARCH 31, 2022 and 2021

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$580,296	$1,556,672
General and administrative	3,763,910	481,209
Total operating expenses	4,344,206	2,037,881

Loss from operations	(4,344,206)	(2,037,881)
Other expense:
Interest expense, net	(297,464)	(520,907)
Change in fair value of derivative on debt	(190,841)	(536,345)
Loss on extinguishment / conversion of debt	(257,810)	(27,504)
Total other expense	(746,115)	(1,084,756)
Net loss before non-controlling interests	(5,090,321)	(3,122,637)
Net loss attributable to non-controlling interests	(240,540)	(319,557)
Net loss attributable to Oncotelic Therapeutics, Inc.	$(4,849,781)	$(2,803,080)

Basic and diluted net loss per share attributable to common stock	$(0.01)	$(0.03)
Basic and diluted weighted average common stock outstanding	377,392,785	94,193,348

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants	-	-	3,041,958	30,420	(30,420)	-	-	$-
Common shares issued for cash			300,000	3,000	48,805			$51,805
Stock Compensation expense	-	-	-	-	297,360	-	-	$297,360
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	$2,905,316
Net loss	-	-				(4,849,781)	(240,540)	$(5,090,321)
Balance at March 31, 2022	-	$-	378,630,104	$3,786,301	$38,444,903	$(35,870,831)	$(37,782)	$6,322,591

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

Common shares issued upon partial conversion of debt	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon partial conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Beneficial conversion Feature on convertible debt	-	-	-	-	605,719	-	-	605,719
Warrants issued in connection with private placement	-	-	-	-	166,575	-	-	166,575
Non-controlling interest of Edgepoint	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(2,803,080)	(319,557)	(3,122,637)
Balance at March 31, 2021	-	$-	369,446,959	$3,694,469	$30,690,013	$(24,433,088)	$1,009,449	$10,960,843

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,090,321)	$(3,122,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based cost on issuance of warrants	2,874,896	-
Amortization of debt discount and deferred financing costs	176,659	421,217
Amortization of intangible assets	12,841	12,841
Stock-based compensation	297,360	-
Depreciation on development equipment	-	2,538
Change in fair value of derivative	190,841	536,345
Loss on debt extinguishment / conversion	257,810	27,504

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,906)	17,162
Accounts payable and accrued expenses	364,499	879,838
Accounts payable to related party	(45,348)	(26,308)
Net cash provided by (used in) operating activities	(962,668)	(1,251,500)

Cash flows from financing activities:

Proceeds from convertible notes	-	1,613,200
Proceeds from sales of common stock	51,805	-
Proceeds from convertible debt related to joint venture	500,000	-
Proceeds from short-term loan, other	-	120,000
Repayment of short-term loans, others	(60,000)	(50,000)
Repaid to others	-	(75,000)
Net cash provided by financing activities	491,805	1,608,200

Net increase (decrease) in cash	(470,863)	356,700

Cash - beginning of period	588,769	474,019

Cash - end of period	$117,906	$830,719

Supplemental cash flow information:
Cash paid for:
Interest paid	$100,882	$65,754
Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (f/k/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation: and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company” or “We”). The Company is currently developing OT-101 for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

In April 2019, Oncotelic completed a merger with Oncotelic Inc., which became a wholly owned subsidiary of Oncotelic. The merger was treated as a recapitalization and reverse acquisition for financial accounting purposes. Oncotelic Inc. is considered the acquirer for accounting purposes, and Oncotelic Inc.’s historical financial statements before the merger have been replaced with the historical financial statements of Oncotelic Inc. prior to the merger in the financial statements and filings with the Securities and Exchange Commission (“SEC”). For more information on this merger, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

In August 2019, the Company entered into an Agreement and Plan of Merger with PointR Date, Inc. PointR survived the merger as a wholly-owned subsidiary of the Company. The PointR Merger was intended to create a publicly-traded artificial intelligence (“AI”) driven immuno-oncology company with a robust pipeline of first in class TGF-β immunotherapies for late stage cancers such as gliomas, pancreatic cancer and melanoma. In November 2019, pursuant to the terms of the PointR Merger Agreement, the Company completed the PointR Merger. For more information on this merger, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

The Company is also developing OT-101 for the various epidemics and pandemics, similar to the current coronavirus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services for the development of OT-101. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. In September 2021, the Company secured a further $1.5 million in debt from GMP to complete the study. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. Artemisinin can target multiple viral threats, including COVID-19, by suppressing both viral replication and clinical symptoms that arise from viral infection. Viral replication cannot occur without TGF-β. In a clinical study undertaken in India, clinical consequences related to the TGF-β surge, including ARDS and cytokine storm, were suppressed by targeting TGF-β with Artemisinin. The ARTI-19 trials were conducted in India by Windlas Biotech Limited (“Windlas”), the Company’s business partner in India. Windlas had applied for regulatory approval for its Artemisinin based product, ArtiShieldTM, but has not been able to obtain regulatory approval for use of ArtiShieldTM as a COVID-19 therapy and as such, no significant revenues have been reported by Windlas nor have we accrued any royalties on Artemisinin due from Windlas. We intend to focus future development on Artemisinin against other respiratory viruses with unmet needs.

Between October 2021 and March 2022, GMP provided $1.0 million to the Company to fund operations on the way to complete a JV with the Company.

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

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In addition, the Company issued approximately 33 million Oncotelic Warrants to purchase $50,000 of shares of Common Stock in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the three months ended March 31, 2022. No similar expense was recorded in the same period in 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of June 30, 2021, and, accounted for the transaction as a debt extinguishment.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company has directed Peak One, on ten occasions, for an aggregate of 3.7 million shares of Common Stock for aggregate net cash proceeds of approximately $0.4 million.

The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post effective amendment was found effective by the SEC on May 6, 2022.

August 2021 Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). The Notes are unsecured and provide for interest at the rate of 5% per annum. Such Notes were issued against some of the short-term debt due as of June 30, 2021. All amounts outstanding under the Notes become due and payable at such time as determined by the holders of a majority of the Principal Amount of the Notes (the “Majority Holders”), on or after (a) the one-year anniversary of the Notes, or (b) the occurrence of an Event of Default (as defined in the Note Purchase Agreements) (the “Maturity Date”). The Company may prepay the Notes at any time. Events of Default under the Notes include, without limitation, (i) failure to make payments under the Notes within thirty (30) days of the Maturity Date, (ii) breaches of the Note Purchase Agreement or Notes by the Company which is not cured within thirty (30) days of notice of the breach, (iii) bankruptcy, or (iv) a change in control of the Company (as defined in the Note Purchase Agreements). The Majority Holders have the right, at any time not more than five days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Notes. The Notes may be converted, at the election of the Majority Holders, into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a fixed conversion price of $0.18 per share.

Joint Venture with GMP Bio

On March 31, 2022, the Company formalized a joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of GMP. For more information on the JV, refer to Note 6 of the Notes and our Current Report on Form 8-K filed with the SEC on April 6, 2022.

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

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January 2022 Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), which January 2022 Note is convertible into shares of the Company’s Common Stock.

For more information on the September 2021 Note, the October 2021 Note and the January 2022 Note, refer to our 2021 Annual Report on Form 10K filed with the SEC on April 15, 2022.

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

For more information on the notes, refer to Note 6: November – December 2021 Financing of the Notes to the Unaudited Consolidated Financial Statements.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $35.9 million since inception of Oncotelic Inc., as the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Oncotelic Inc. The Company also has a negative working capital of approximately $16.7 million at March 31, 2022, of which approximately $2.6 million contingent liability of issuance of common shares of the Company to PointR shareholders upon achievement of certain milestones in accordance with the PointR Merger Agreement. The Company has negative cash flows from operations for the three months ended March 31, 2022 of approximately $1.0 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is now the product of the JV, to generate sufficient revenues, through either technology transfer or product sales, to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

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

Cash

As of March 31, 2022 and December 31, 2021, respectively, the Company held all its cash in banks in the United States of America. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

The derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at March 31, 2022 and 2021, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of March 31, 2022 and 2021:

	March 31, 2022 Conversion Feature	March 31, 2021 Conversion Feature
Balance at January 1, 2021 and 2020	$340,290	$777,024
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	(144,585)
Change in fair value	190,841	536,345

Balance at March 31, 2021 and 2020	$531,131	$1,168,784

As of March 31, 2022 and 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of March 31, 2022 and 2021:

	March 31, 2022 Key Assumptions for fair value of conversions	March 31, 2021 Key Assumptions for fair value of conversions
Risk free interest	0.17% to 0.52%	0.07% to 0.12%
Market price of share	$0.22 to 0.36	$0.36
Life of instrument in years	0.81 to 1.1	1.06 – 1.35
Volatility	94.4 to 148.8%	148.79%
Dividend yield	0%	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2022 and March 31, 2021, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the three months ended March 31, 2022 or 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021

Convertible notes	68,070,034	35,388,901
Stock options	16,590,261	3,941,301
Warrants	80,545,259	20,737,500
Potentially dilutive securities	165,205,554	60,067,702

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for intangible assets.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three months ended March 31, 2022 and year ended December 31, 2021, there were no impairment losses recognized for Goodwill.

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

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At March 31, 2022 and December 31, 2021, the Company identified EdgePoint to be the Company’s sole VIE. At March 31, 2022 and December 31, 2021, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were $0.1 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively.

The Company signed a joint venture agreement (“JVA”) with Dragon to form a joint venture called GMP Biotechnology, LLC, both affiliates of GMP, on March 31, 2022. The JVA prescribes certain requirements to be completed during the three months ended June 30, 2022 to make the JV fully functional and operational, including issuance of the shares issuable to the Company and Dragon. The Company will evaluate the accounting for the JV and once these functional and operational activities are completed, the Company will appropriately record the transactions.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has not adopted ASU 2020-06 during the three months ended March 31, 2022 and is evaluating the impact of implementation on its financial statements, if any.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Prior Period Reclassifications

Certain amounts in prior periods may have been reclassified to conform with current period presentation.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

2019 Reverse Merger with Oncotelic and PointR

The Company completed the merger with Oncotelic Inc. (“Merger”) in April 2019. The Company completed the merger with PointR Data Inc (“PointR Merger”) in November 2019. For more details, refer to our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company on April 15, 2021.

The Oncotelic merger gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, as of March 31, 2022, since both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

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

Intangible Asset Summary

The following table summarizes the balances as of March 31, 2022 and December 31, 2021, of the intangible assets acquired, their useful life, and annual amortization:

	March 31, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	16.75
Intangible asset – Capitalization of license cost	190,989	16.75
	1,010,180
Less Accumulated Amortization	(201,180)
Total	$809,000

	December 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual Property	$819,191	17.00
Intangible asset – Capitalization of license cost	190,989	17.00
	1,010,180
Less Accumulated Amortization	(188,339)
Total	$821,841

Amortization of identifiable intangible assets for the three months ended March 31, 2022 and 2022 was $12,841 and $12,841, respectively.

The future yearly amortization expense over the next five years and thereafter are as follows:

For the years ended December 31,

2022	$38,524
2023	51,365
2024	51,365
2025	51,365
2026	51,365
Thereafter	577,857
$821,841

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of March 31, 2022 and December 31, 2021 was $1,101,760. The following table summarizes the balances as of March 31, 2022 and December 31, 2021 of the IPR&D assets. The Company evaluates, on an annual basis, for any impairment and records an impairment if identified. The Company identified no impairment to IPR&D assets during its evaluation.

March 31, 2022
Intangible asset – Intellectual Property	$1,377,200
1,377,200
Less Accumulated Amortization	(275,440)
Total	$1,101,760

December 31, 2021
Intangible asset – Intellectual Property	$1,377,200
1,377,200
Less Accumulated Amortization	(275,440)
Total	$1,101,760

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	March 31, 2022	December 31, 2021

Accounts payable	$1,946,179	$1,927,749
Accrued expense	1,578,923	1,164,974
	$3,525,102	$3,092,723

	March 31, 2022	December 31, 2021

Accounts payable – related party	$358,074	$403,423

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of March 31, 2022, special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

March 31, 2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$34,459
10% Convertible note payable, due April 23, 2022 – Related Party	159,571
10% Convertible note payable, due August 6, 2022 – Bridge Investor	193,325
387,355
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	120,208
5% Convertible note payable – Related Party	279,358
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	278,878
5% Convertible note payable – CEO, CTO* & CFO– Related Parties	91,382
5% Convertible note payable – Bridge Investors	187,222
957,048

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	257,158
5% Convertible note – Bridge investors	384,193
5% Convertible note – CFO – Related Party	77,147
718,498

JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,312,023
16% Convertible Notes – CEO – Related Party	121,650
2,433,673

November/December 2021 & March 2022 Notes
12% Convertible Notes – Accredited Investors	386,459

Debt for Clinical Trials – GMP
2% Convertible Notes - GMP	4,591,973

Other Debt
Short term debt – Bridge investors	245,000
Short term debt from CFO – Related Party	25,050
Short term debt – Autotelic Inc– Related Party	20,000
Accrued Interest on Loans	4,597
294,647
Total of convertible debentures & notes and other debt	$9,769,653

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

*	The CTO was a related party till July 2021, when he resigned as the CTO due to health reasons.

The gross principal balances on the convertible debentures listed above totaled $1,000,000 and included initial debt discounts totaling $800,140, resulting from the recording of the original issue discount, the related financing costs, the beneficial conversion feature (“BCF”) for the intrinsic value of the non-bifurcated conversion option and the restricted shares issued contemporaneously with the convertible notes.

Total amortization expense related to these debt discounts was $22,918 and $54,572 for the three months ended March 31, 2022, and 2021, respectively. In addition, during the three months ended March 31, 2022, and 2021, we recorded additional and accelerated amortization of debt discounts, which was created from the bifurcation of the conversion option related the host hybrid instruments, of $0 and $24,491, respectively, upon the partial and/or full conversion of debt by TFK to shares of the Company’s common stock. The total unamortized debt discount at March 31, 2022, and December 31, 2021 was approximately $12,646 and $35,564, respectively.

All the above notes issued to Peak One, TFK, our CEO, and the bridge investors reached the 180 days during the fiscal year ended December 31, 2020. As such, all the note holders had the ability to convert that debt into equity at the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative liability for the debt instrument of approximately $870,000, since the conversion option attached to certain notes became convertible into a variable number of shares of our common stock, and correspondingly debited additional debt discounts of approximately $258,000 and interest expense of approximately $612,000.

As of March 31, 2022, the Company had a derivative liability of approximately $531,000 and a change in fair value of approximately $191,000.

Bridge Financings

TFK Financing

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Notes with Officer and Bridge Investor

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

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $14,620 and $18,058 for the three months ended March 31, 2022, and 2021. Total unamortized discount on this note was approximately $4,900 and $19,000 as of March 31, 2022, and December 31, 2021, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. Tranche #1 has a principal balance of $35,556, an OID of $3,556, resulting in net proceeds of $32,000, with a maturity date of April 23, 2022. Upon the occurrence of certain events of default, the Buyer, among other remedies, has the right to charge a penalty in a range of 18% to 40% dependent on the specific default event. Amounts due under Tranche #1 may also be converted into shares (the “Bridge SPA Conversion Shares”) of the Company’s Common Stock at any time, at (i) a conversion price, during the first 180 days, of $0.10 per share (the “Fixed Price”), and then (2) at the lower of the Fixed Price or 65% of the Company’s lowest traded price after the first 180 days or at the lower of the Fixed Price or 55% of the Company’s traded stock price under certain circumstances. The Company may redeem the Convertible Note at rates of 110% to 140% rates over the principal balance dependent on certain events and redeem the value with accrued interest thereon, if any.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $3,300 and $4,100 for the three months March 31, 2022, and 2021, respectively. Total unamortized discount on this note was approximately $1,100 and $4,400 as of March 31, 2022, and December 31, 2021.

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

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $5,000 and $4,900 for the three months ended March 31, 2022, and March 31, 2021, respectively. Total unamortized discount on this note was $6,700 and $12,000 as of March 31, 2022, and December 31, 2021.

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

The Company repaid $0 and $50,000 of principal in the three months ended March 31, 2022, and 2021, respectively. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of March 31, 2022, and December 31, 2021, respectively.

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

The Majority Holders had the right, at any time not more than five (5) days following the Maturity Date, to elect to convert all, and not less than all, of the outstanding accrued and unpaid interest and principal on the Fall 2019 Notes. The Fall 2019 Notes may be converted, at the election of the Majority Holders, either (a) into shares of the Company’s Common Stock at a conversion price of $0.18 per share, or (b) into shares of common stock of the Edgepoint, at a conversion price of $5.00 (based on a $5.0 million pre-money valuation) of Edgepoint and 1,000,000 shares outstanding. The issuance of the Fall 2019 notes resulted in a discount from the BCF totaling $222,222 related to the conversion feature. Total amortization of the discount totaled $0 for the three months ended March 31, 2022, and 2021.Total unamortized discount on this note was $0 as of March 31, 2022, and December 31, 2021.

Further, the Company recorded interest expense of $10,625 and approximately $11,460 on these Fall 2019 Notes for the three months ended March 31, 2022, and 2021, respectively. The total amount outstanding under the Fall 2019 Notes, net of discounts and including accrued interest thereon, as of March 31, 2022, and December 31, 2021, was $957,048 and $946,424, respectively.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to June 30, 2022. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of March 31, 2022, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. As of March 31, 2022, GMP was invoiced by the clinical research organization for $0.5 million. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

In October 2021, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “October Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “October 2021 Note”), which October 2021 Note is convertible into shares of the Company’s Common Stock.

In January 2022, the Company entered into an Unsecured Convertible Note Purchase Agreement (the “January Purchase Agreement”) with GMP, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $0.5 million (the “January 2022 Note”), which January 2022 Note is convertible into shares of the Company’s Common Stock.

The GMP Note 2, the October 2021 Note and the January 2022 Note carries an interest rate of 2% per annum and matures on the earlier of (a) the one-year anniversary of the date of the Purchase Agreement, or (b) the acceleration of the maturity by GMP upon occurrence of an Event of Default (as defined below). The GMP Note 2, the October 2021 Note and the January 2022 Note contains a voluntary conversion mechanism whereby GMP may convert the outstanding principal and accrued interest under the terms of the GMP Note 2, the October 2021 Note and the January 2022 Note into shares of Common Stock (the “Conversion Shares”), at the consolidated closing bid price of the Company’s Common Stock on the applicable OTC Market as of the date the Company receives a Notice of Conversion from GMP. Prepayment of the GMP Note 2, the October 2021 Note and the January 2022 Note may be made at any time by payment of the outstanding principal amount plus accrued and unpaid interest. The October Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, at GMP’s election, the outstanding principal amount of the GMP Note 2, the October 2021 Note and the January 2022 Note, plus accrued but unpaid interest, will become immediately due and payable in cash. The October Purchase Agreement and the January Purchase Agreement requires the Company to use of the proceeds received under the October 2021 Note and January 2022 Note to support the clinical development of OT-101, including payroll and has been made in continuation of the relationship between the Company and GMP.

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was $4,569,781 and $4,069,781 as of March 31, 2022, and December 31, 2021, respectively.

Geneva Roth Remark Notes

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Paycheck Protection Program

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO - a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

As of March 31, 2022, and December 31, 2021, the August 2021 convertible notes, net of debt discount, consist of the following amounts:

	March 31, 2022	December 31, 2021

Autotelic Related party convertible note, 5% coupon August 2022	$257,158	$256,634
CFO Related party convertible note, 5% coupon August 2022	77,147	76,531
Accredited investors convertible note, 5% coupon August 2022	384,193	381,123
	$718,498	$714,288

During the three months ended March 31, 2022, and 2021, the Company recognized approximately $5,700 and $0 of interest, respectively. At March 31, 2022, and December 31, 2021, accrued interests on these convertible notes totaled approximately $20,000 and $14,260, respectively.

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

In January 2022, three of the five investors made a cashless exercise for their warrants. In this connection, the Company issued approximately 3 million shares of the Common Stock in exchange of approximately 5.8 million warrants.

As of March 31, 2022, and December 31, 2021, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	March 31, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon November 21	$250,000	$250,000
Talos Victory Convertible note, 12% coupon November 2021	250,000	250,000
First Fire Global Opportunities LLC Convertible note, 12% coupon, December 2021	250,000	250,000
Blue Lake Partners LLC Convertible note, 12% coupon, December 2021	250,000	250,000
Fourth Man LLC Convertible note, 12% coupon December 2021	250,000	250,000
Convertible notes, gross	$1,250,000	$1,250,000
Less Debt discount recorded	(1,250,000)	(1,250,000)
Amortization debt discount	386,459	76,994
Convertible notes, net	$386,459	$76,994

The Company recognized approximately $48,000 and $0 of accrued interest during the three months ended March 31, 2022, and 2021, respectively. The Company recognized approximately $309,500 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three months ended March 31, 2022, and 2021, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0.3 million for the three months ended March 31, 2022, which is included in interest expense in the consolidated statements of operations.

Other short-term advances

As of March 31, 2022 compared to December 31, 2021, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	March 31, 2022	December 31, 2021
Short term advance from CEO – Related Party	$-	$20,000
Short term advances – bridge investors	245,000	265,000
Short term advances from CFO – Related Party	25,050	45,050
Short term advance – Autotelic Inc. – Related Party	20,000	20,000
Accrued Interest on advances	5,003	9,212
	$295,053	$359,262

During the year ended December 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company, of which $50,000 was repaid before December 31, 2020. Further, during the three months ended March 31, 2022, $20,000 repaid to the Company’s CEO. As such, $0 and $20,000 was outstanding at March 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at March 31, 2022 a December 31, 2021, respectively.

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. During the year ended December 31, 2020, the Company’s CFO had provided a short term advance of $25,000, which was repaid during the year ended December 31, 2021. $20,000 was repaid to the CFO during the three months ended March 31, 2022. As such approximately $25,000 and $45,000 was outstanding at March 31, 2022 and December 31, 2021, respectively.

NOTE 6 – JOINT VENTURE WITH GMP AFFILIATES

On March 31, 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio, both affiliates of GMP, (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”).

Dragon and the Company entered into the JVA to regulate their relationship and the operation and management of the JV. The JVA contains provisions for the licensed products and licensed technologies related to OT-101 (the “Licensed products and technologies”). Pursuant to the JVA the Company is required to transfer to GMP Bio all of the Company’s rights and obligations under the research and development agreement dated 3 February 2020 between the Company and Golden Mountain Partners, LLC (“GMP”), an affiliate of Dragon, as amended, varied and/or supplemented by a supplement to research and Services Agreement dated 23 March 2020 between the Company, Mateon Therapeutics, Inc. (subsequently renamed the Company) and GMP (the “R&D Agreement”). The JVA permits GMP to seek conversion of certain convertible promissory notes entered into between the Company and GMP (see reference to Purchase Agreements and Notes below) into shares of the Common Stock of the Company within 15 business days of the execution of the JVA at a price of $0.2242 per Common Share, the closing price of the Common Share as traded on the OTCQB the day prior to the execution of the JVA, or the closing price of the Common Stock prior to the date of conversion if not within 15 business days of the JVA. Upon the execution of the JVA, Dragon will pay for and hold 55 shares of GMP Bio and the Company will pay for and hold 45 shares of GMP Bio, both to be acquired at $1.00 per share of GMP Bio. Such shares of GMP Bio were issued shortly after the date of the JVA. The JVA required the entering into of the Agreements on or before the execution of the JVA. The JVA defines the valuation of the Agreements (taking into account the transfer of the Company’s rights and obligations under the R&D Agreement) each at $11,320,237.25, for an aggregate of $22,640,474.50. The Parties also agreed that if a Rare Pediatric Disease (“RPD”) Priority Review Voucher, upon clinical approval of OT-101 Technologies for treatment of diffuse intrinsic pontine glioma (the “DIPG Voucher”), is issued to GMP Bio and GMP Bio, or a subsidiary thereof, sells the DIPG Voucher to a non-GMP subsidiary, then the Company shall be eligible to receive up to 50% of the net sales proceeds or $50 million, whichever is less. Dragon shall fund the JVA, for a total of $27,671,691, based on the conditions contained in the JVA, and the Company will input the licenses under the Agreements into the JV. The Company is obligated to (i) (A) rectify the chain of legal title such that the Company is the sole legal owner of such rights, (B) complete registration as the sole owner of all the Company’s Patent Rights and (C) provide evidence of such registration that is satisfactory to Dragon; (ii) provide Dragon with copies of official documents issued by the relevant patent offices in the relevant countries evidencing the Company’s legal ownership of all the Company’s Patents Rights; and (iii) reflect the Company’s legal ownership of all the Company’s Patent Rights in the relevant online registers of the relevant patent offices in the relevant countries. The JVA intends to raise funding for the JVA through a Series A round of financing of not less than $20 million. Dragon can suspend funding the JVA if the Series A round of financing is not successfully completed by August 31, 2022, in which case Dragon’s funding obligation would be restricted to $250,000 per month to GMP Bio. If Dragon decides to terminate the JVA, the licenses granted under the Agreements shall be terminated and the OT-101 assets licensed by the Company will revert back to the Company. The rest of the JVA deals with the conduct of the JV, the board of directors of GMP Bio and other administrative matters. Dragon shall nominate up to three directors of their choosing to the board of directors of GMP Bio, two of whom are already nominated as “A” Directors and the Company shall nominate up to two directors of their choosing to the board of directors of GMP Bio, one of whom is already nominated as a “B” Director. The JVA defines how the board of directors will operate as well as the general management and operations of the JV. Other standard terms on shareholder rights, indemnification etc. are also defined in the JVA. Also included are the other terms with relation to insurance, indemnification, jurisdiction and other customary terms and conditions.

The Agreements include terms of an exclusive, irrevocable, perpetual, royalty-free, sublicensable license under the Licensed Technology to manufacture, have manufactured, use, import, sell, offer for sale or otherwise exploit the Licensed Products, which is OT-101, in the Field, which is all therapeutic uses in humans, and in the Territories, which is the US and the rest of the world. In addition, the Company grants a non-exclusive, irrevocable, perpetual, royalty-free, non-sublicensable license for its sole use of the Company’s Vision Grid system for monitoring process, man flow, equipment flow, and material flow in contract development and manufacturing organization operations. These have been granted to GMP Bio and Sapu Holdings, LLC as the capital contribution by the Company to GMP Bio. The Agreements include the contributions by the key employees, as defined and included in the Agreements, standard representations and warranties, intellectual property protection, insurance, indemnification, jurisdiction and other customary terms and conditions.

The Company is currently evaluating the estimated impact the accounting for the JV will have on its financial statements upon completion of the formation.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 2021 the Company entered into subscription agreements with certain accredited investors pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edgepoint Common Stock for a price of $1.00 per share of Edgepoint Common Stock.
■	One convertible promissory note, convertible into up to 25,000 shares of Edgepoint Common Stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edgepoint Common Stock at $1.00 per share or an equivalent number of shares of the Company’s Common Stock at $0.20 per share with a three-year expiration date.

As March 31, 2022 and December 31, 2021 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	March 31, 2022	December 31, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$2,312,023	$1,520,720
Subscription agreements – related party	121,650	85,664
Total convertible promissory notes	$2,433,673	$1,606,384

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

The Company allocated the proceeds among the freestanding financial instruments that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. The Company utilized the relative fair value method as none of the freestanding financial instruments issued as part of the single transaction are measured at fair value. Under the relative fair value method, the Company made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. The Company recorded non-controlling interests of approximately $1.8 million in Edgepoint between July 2020 and March 2021. Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity in the consolidated balance sheets.

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, The Company repaid the 1 unit holder who did not participate in the amendment shortly after March 31, 2022.

The Company reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different as of March 31, 2022, and, accounted for the transaction as a debt extinguishment. The loss is recognized equal to the difference between the net carrying amount of the original debt and the fair value of the modified debt instrument.

At March 31, 2022, the Company estimated the fair value of the warrants issued in conjunction with the amendment of the private placement under the JH Darbie financing based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants as of March 31, 2022:

Expected Term	1 year
Strike price	$0.15
Expected volatility	115.1%
Risk-free interest rates	1.36%
Dividend yields	0.00%

All the warrants issued in conjunction with the amendment #5 had an exercise price of $0.15 per share and are immediately exercisable and expire two years from the date of issuance or February 9, 2024. The warrants resulted in an aggregate fair value of approximately $2.9 million.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $30,775 and $373,949 for the three months ended March 31, 2022 and March 31, 2021 respectively, which is included in interest expense in the statements of operations.

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

Expenses related to the MSA were approximately $66,000 for the three months ended March 31, 2022 as compared to approximately $77,000 for the same period of 2021.

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

Note Payable and Short Term Loan – Related Parties

In April 2019, the Company issued a convertible note to Dr. Trieu totaling $164,444, including OID of $16,444, receiving net proceeds of $148,000, which was used by the Company for working capital and general corporate purposes. The Company issued a Fall 2019 Note to Dr. Trieu in the principal amount of $250,000. Dr. Trieu also offset certain amounts due to him in the amount of $35,000 and was converted into the Fall 2019 debt. During the year ended December 31, 2020, Dr. Trieu provided additional short-term funding of $70,000 to the Company, of which the Company repaid $50,000 prior to December 31, 2020. Further, the Company repaid $20,000 to Dr. Trieu for the balance of his short term loan of $20,000. During the year ended December 31, 2020, Dr. Trieu purchased a total of 5 Units under the private placement for a gross total of $250,000.

During the year ended December 2021, Autotelic Inc provided a short term loans of $270,000, of which $250,000 was converted into the August 2021 loan and the balance of $20,000 continues to be a short term loan. During the three months ended March 31, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company. Such loan was repaid in April 2021. No loans or repayments were made to Autotelic Inc. during the same period in 2022.

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

No expense was recorded during the three months ended March 31, 2022 or March 31, 2021 related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials.

Pursuant to the terms of the Maida Agreement, the Company granted to Dr. Maida 400,000 restricted shares of the Company’s Common Stock to vest on May 5, 2021. The Company will also pay Dr. Maida $15,000 per month for a minimum of 20 hours per week, in in addition to reimbursement of reasonable and necessary expenses incurred by Dr. Maida in connection with his services to the Company.

Either the Company or Dr. Maida may terminate the Maida Agreement, for any reason, upon 30 days advance written notice.

The Company recorded an expense of $75,000 during the three months ended March 31, 2022 as compared to $45,000 during the three months ended March 31, 2021 related to this Agreement.

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

The Company filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 26, 2022, and the Form S-1 was declared effective on May 6, 2022. The Company filed the prospectus in this connection on May 11, 2022.

.

In connection with the EPL, the Company issued 250,000 shares of Common Stock to Peak One and recorded a fair value in lieu of service of approximately $70,000.

During the three months ended March 31, 2022, the Company sold a total of 300,000 shares of Common Stock at price of $0.21 for total gross proceeds of approximately $65,500 and approximately $51,800, net of issuance costs. No similar sales were recorded during the three months ended March 31, 2021.

NOTE 10 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the three months ended March 31, 2022

In January 2022, three of the five investors from the November/December 2021 financing made a cashless exercise for their warrants. In connection with this exercise, the Company issued 3,041,958 shares of Common Stock in exchange of approximately 5,769,231 million warrants.

In March 2022, the Company sold 300,000 shares of its Common Stock to Peak One under the EPL for net proceeds of approximately $52 thousand.

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

As of March 31, 2022, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, in aggregate, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

Employees, consultants, and directors are eligible for awards granted under the 2017 and 2015 Plans. The Company registered an additional total of 20,000,000 shares of its Common Stock, which may be issued pursuant to the Registrant’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”). Such additional shares were approved by the shareholders of the Company on August 10, 2020 and as reported to the SEC vide a Current Report on Form 8-K on August 14, 2020. As such, the total number of shares of the Company’s common stock available for issuance under the 2015 plan is 27,250,000. Since the adoption of the 2015 Plan, no further awards may be granted under the 2005 Plan, although options previously granted remain outstanding in accordance with their terms.

Compensation-based stock option activity for qualified and unqualified stock options for the three months ended March 31, 2022 is summarized as follows:

		Weighted
For the three months ended March 31, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Outstanding at March 31, 2022	16,590,261	$0.30

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at March 31, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.14	7,150,000	9.43	$0.14	3,707,500
0.16	5,502,761	9.27	0.16	5,502,761
0.22	1,750,000	4.09	0.22	1,750,000
0.38	900,000	3.41	0.38	900,000
0.73	762,500	3.04	0.73	762,500
1.37	150,000	1.25	1.37	150,000
1.43	300,000	3.16	1.43	300,000
15.00	75,000	3.16	15.00	75,000
	16,590,261	7.97	$0.30	13,147,761

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled approximately $1.0 million and was based on the Company’s closing stock price of $0.23 as of March 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. Information on the aggregate intrinsic value for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The Company amortized approximately $297,000 of stock compensation expense during the three months ended March 31, 2022 on the grants of certain milestone driven options that were granted during the year ended December 31, 2021. No similar expense was recorded during the same period of 2021.

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of approximately 33 million Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. At March 31, 2022, the Company estimated the fair value of the warrants issued in conjunction with the amendment of the private placement under the JH Darbie financing based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants as of March 31, 2022:

Expected Term	1 year
Strike price	$0.15
Expected volatility	115.1%
Risk-free interest rates	1.36%
Dividend yields	0.00%

All the warrants issued in conjunction with the amendment #5 had an exercise price of $0.15 per share and are immediately exercisable and expire two years from the date of issuance or February 9, 2024. The warrants resulted in an aggregate fair value of approximately $2.9 million.

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of March 31, 2022 are summarized as follows:

For the three months ended March 31, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the three months ended March 31, 2022	33,000,066	0.15-0.20
Exercised / cancelled during the three months ended March 31, 2022	(5,769,231)	0.13
Outstanding at December 31, 2021	80,545,259	$0.18

Information on warrants for the year ended December 31, 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2022:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable

$0.20	42,737,500	1.00	$0.20	4,237,500
0.13	4,807,693	5.00	0.13	4,807,693
0.15	33,000,066	2.00	0.15	33,000,066
	80,545,259	2.15	$0.18	80,545,259

In January 2022, three of the five November/December accredited investors made a cashless exercise for their warrants. In this connection, the Company issued 3,041,958 shares of Common Stock in exchange of approximately 5,769,231 million warrants.

NOTE 12 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards of approximately $236.1 million and $76.3 million, respectively, which are available to offset future taxable income, if any. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

PointR Merger Consideration

The total purchase price of $17,831,427 represented the consideration transferred from the Company in the PointR Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which can increase to $15 million of contingent consideration, upon achievement of certain milestones. The $2,625,000 of contingent consideration of shares issuable to PointR shareholders was recorded and associated with the PointR Merger is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the years ended and as of March 31, 2022 or December 31, 2021, respectively.

NOTE 14 – SUBSEQUENT EVENTS

March 2022 – Fourth Man Financing

In March 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby the Company issued a promissory note in the aggregate principal amount of $250,000 convertible into shares of common stock of the Company. The convertible note carries a twelve (12%) percent coupon and a default coupon of 16% and mature one year from issuance. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company also granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. As the funds for the Note were received in April 2022, the Company will record the transaction during the six months ended June 30, 2022.

Peak One Equity Purchase Agreement

The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post effective amendment was found effective by the SEC on 6 May, 2022. The Company filed the prospectus in this connection on May 11, 2022.

Appointments of Chief Medical Officer and Chief Regulatory Officer

The Company appointed Dr. Fatih Uckun and Dr. Seymour Fein as its Consulting Chief Medical Officer and Chief Regulatory Officer in May 2022. For more information on the appointments of Drs. Uckun and Fein, refer to our Current Report on form 8-K filed with the SEC on May 6, 2022.

Cashless exercise of warrants

On May 13, 2022, the Company received a request from one of the November/December 2021 note holders for a cashless exercise of their warrants. The Company will issue 1,403,326 shares of Common Stock to the debt holder in lieu of 1,923,077 warrants.

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

Corporate History

Oncotelic Therapeutics, Inc. (also d/b/a Mateon Therapeutics, Inc.) (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, changed its name to Mateon Therapeutics, Inc. in 2016, and then Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation, and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company”). The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

Company Overview

We are a clinical stage biopharmaceutical company developing drugs for the treatment of cancer. Our goal is to advance our drug candidates into late-stage pivotal clinical trials and either sell marketing rights to a larger pharmaceutical company or seek FDA approval ourselves.

The Company is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services for the development of OT-101. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. In September 2021, the Company secured a further $1.5 million in debt from GMP to complete the study. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

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

Between October 2021 and January 2022, GMP provided $1.0 million to the Company to fund operations on the way to complete a JV. On March 31, 2022, the Company formalized a joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of GMP. For more information on the JV, refer to Note 6 of the Notes to the unaudited Consolidated Financial Statements for this Quarterly Report on Form 10Q.

Since April 2019, we have been operating under significant capital constraints, which has curtailed our ability to achieve meaningful progress in either of the Company’s two clinical programs – one of which is developing OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and the other of which is developing CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. We believe that the merger of Oncotelic and Oncotelic Inc. creates a combined company that has potential to generate shareholder value through a promising pipeline of next generation immunotherapies targeting several significant cancer markets where there is a lack of therapeutic options and lack of an effective immunotherapy protocol

Joint Venture

On March 31, 2022, the Company entered into (i) a joint venture (the “JV”) agreement with Dragon and GMP Bio (and the Company, Dragon and GMP Bio are collectively called the “Parties”) (the “JVA”), (ii) a license agreement for rights to OT-101 (the “US License Agreement”) for the territory within the United States of America (the “US”) with Sapu Holdings, LLC, a subsidiary of GMP Bio and (iii) a license agreement for rights to OT-101 for the rest of the world with GMP Bio (the “Ex-US Rights Agreement”, and the US License Agreement and the Ex-US License Agreement are collectively called the “Agreements”).

The Company will evaluate the accounting for the JV and once these functional and operational activities are completed, the Company will appropriately record the transactions.

For information on the various notes from GMP, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements above.

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

In January 2022, three of the five investors made a cashless exercise for their warrants. In this connection, the Company issued 3,041,958 million shares of the Common Stock in exchange of approximately 5,761,231 million warrants.

March 2022 – Fourth Man Financing

In March 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby the Company issued a promissory note in the aggregate principal amount of $250,000 convertible into shares of common stock of the Company. The convertible note carries a twelve (12%) percent coupon and a default coupon of 16% and mature one year from issuance. The investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company also granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. As the funds for the Note were received in April 2022, the Company will record the transaction during the six months ended June 30, 2022.

Cashless exercise of warrants

On May 13, 2022, the Company received a request from one of the November/December 2021 note holders for a cashless exercise of their warrants. The Company will issue 1,403,326 shares of Common Stock to the debt holder in lieu of 1,923,077 warrants.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2022 and 2021, there were no impairment losses recognized for long-lived assets.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

A comparison of the Company’s operating results for the three months ended March 31, 2022 and 2021, respectively, is as follows.

	March 31, 2022	March 31, 2021	Variance

Operating expense:
Research and development	580,296	1,556,673	(976,377)
General and administrative	3,763,910	481,209	3,282,701
Total operating expense	4,344,206	2,037,882	2,306,324
Loss from operations	(4,344,206)	(2,037,882)	(2,306,324)
Interest expense, net	(297,464)	(520,907)	223,443
Change in fair value of derivative on debt	(190,841)	(536,345)	345,504
Loss on conversion of debt	(257,810)	(27,504)	(230,306)

Net loss	$(5,090,321)	$(3,122,637)	$(1,967,684)

Net Loss

We recorded a net loss of approximately $5.1 million for the three months ended March 31, 2022 as compared to approximately $3.1 million for the three months ended March 31, 2021. The increased loss of approximately $2.0 million for the three months ended March 31, 2022 as compared to the same period of 2021 was primarily due to higher operating expenses of approximately $2.3 million, higher loss on extinguishment of debt of approximately $0.2 million and offset by approximately $0.3 million on change in value of derivatives on debt and lower interest expense of $0.2 million.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $1.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The lower R&D cost was primarily related to lower clinical trial activity of approximately $0.9 million and $0.1 million of other operational costs.

As a result of our joint venture with Dragon and GMP Bio, we expect to decrease R&D activities related to OT-101, including the initiation of new clinical trial, and therefore believe that R&D expenses will decrease for the remainder of 2022. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $3.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the increase of approximately $3.2 million in stock compensation expense, incurred in connection with issuance of new warrants of approximately $2.9 million and approximately $0.3 million on stock options during the three months ended March 2022 and $0.1 million in increase in compensation costs, as reduced by $0.1 million in other operating costs. A majority of the stock options granted during the year ended December 31, 2021 were performance and milestone driven, which milestones were met upon the entering into the JV with Dragon and GMP Bio at the end of March 31, 2022.

As a result of our joint venture with Dragon and GMP Bio, we expect to decrease G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2022. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.3 million for the three months ended March 31, 2022 in connection with debt raised from various convertible notes, including the JH Darbie Financing, as compared to $0.5 million for the same period of 2021, in connection with debt raised from convertible notes during 2019. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 7 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Change in Value of Derivatives

During the three months ended March 31, 2022, we recorded a change in the value of the derivative of $0.2 million. Correspondingly, during the three months ended March 31, 2021, we recorded approximately $0.5 million change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the convertible notes issued to our CEO and a bridge investor. (collectively, the “Convertible Notes”). The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at a variable conversion price, giving rise to a derivative feature within the debt instrument resulting in the recording of a derivative liability and change in value of the derivative. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Loss on Conversion of Debt

During the three months ended March 31, 2022, we recorded a loss on extinguishment of debt of approximately $0.3 million on our JH Darbie Financing when we granted approximately 33 million warrants to our investors. During the three months ended March 31, 2021, we recorded a loss on conversion of debt by Peak One and TFK of approximately $28,000 related to the difference in fair value to the price at which the debt was converted, compared to a loss of $0.1 million during the same period in 2020.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	March 31, 2022	December 31, 2021
Cash	$118	$589
Working capital	(16,651)	(14,828)
Stockholders’ Equity	6,323	8,158

The Company has experienced net losses every year since inception and as of March 31, 2022 had an accumulated deficit of approximately $35.9 million. As of March 31, 2022, the Company had approximately $0.1 million in cash, and current liabilities of approximately $16.8 million. Of the approximately $16.8 million in current liabilities, including approximately $4.6 million was debt for conducting clinical trials for OT-101 from GMP and $2.6 million related to contingent liability to issue Common Stock of the Company to PointR shareholders upon achievement of certain milestones (see Note 1 of the Unaudited Consolidated Financial Statements of this Quarterly Report). The Company does not expect to generate any meaningful revenue from product sales in the near future and expects to incur additional operating losses over the next several years, primarily as a result of the Company’s plans to continue clinical trials for its investigational drugs. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of theOT-101 for both cancer and COVID-19 through our JV, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P.

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

Cash Flows

	Three month ended March 31,
	2022	2021
Net cash used in operating activities	$(963)	$(1,251,500)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	492	1,608,200
Increase (decrease) in cash	$(471)	$356,700

Operating Activities

Net cash used in operating activities was approximately $1.0 million for the three months ended March 31, 2022. This was due to the net loss of approximately $5.1 million, primarily offset by non-cash stock-based compensation on issuance of warrants and stock option of approximately $3.2 million, non-cash amortization of debt discounts and deferred financing costs of approximately $0.2 million, non-cash loss on extinguishment of debt of approximately $0.3 million non-cash loss on conversion of debt and change in fair value of derivatives of $0.2 million and changes in operating assets and liabilities of approximately $0.3 million.

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

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, due to a receipt of cash from sale of shares under the EPA of approximately $0.1 million, a short-term convertible loan GMP of $0.5 million, offset by repayments of debt of approximately $0.1 million.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2021 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2022, however, our ability to do so would depend on our ability to obtain financial and other resources to complete the remediation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2022. The risks described below and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2022, three of the five investors made a cashless exercise for their warrants. In this connection, the Company issued 3,041,958 million shares of the Common Stock in exchange of approximately 5,769,231 million warrants.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2021:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.2

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.1

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1
10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2022 and December 31, 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Date:	May 23, 2022

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 23, 2022

