Form 10-Q
period 2022-06-30
Oncotelic Therapeutics, Inc.
filed 2022-08-22
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 16, 2022, there were 385,722,559 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$399,772	$568,769
Restricted cash	20,000	$20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	23,710	18,778

Total current assets	463,230	627,295

Intangibles, net of accumulated amortization of $201,180 and $188,339 as of June 30, 2022 and December 31, 2021, respectively	-	821,841
In process R&D	1,101,760	1,101,760
Goodwill	16,182,457	21,062,455
Investment in GMP Bio at fair value	22,640,521	-
Total assets	$40,387,968	$23,613,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,932,984	$3,092,723
Accounts payable to related party	339,460	403,423
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	408,212	340,290
Convertible and short-term debt, net of costs	8,951,358	8,166,622
Convertible debt and short-term debt - related party, net of costs	850,844	826,862

Total current liabilities	16,107,858	15,454,920

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 386,041,862 and 375,288,146 issued and outstanding, respectively	3,860,418	3,752,881
Additional paid-in capital	40,357,610	35,223,842
Accumulated deficit	(19,858,712)	(31,021,050)

Total Oncotelic Therapeutics, Inc. stockholders’ equity	24,359,316	7,955,673
Non-controlling interests	(79,206)	202,758

Total stockholders’ equity	24,280,110	8,158,431
Total liabilities and stockholders’ equity	$40,387,968	$23,613,351

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three MONTHS AND SIX MONTHS ended JUNE 30, 2022 and 2021

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$108,707	$956,814	$689,004	$2,513,486
General and administrative	147,608	2,807,398	3,911,518	3,288,607
Total operating expenses	256,315	3,764,212	4,600,522	5,802,093

Loss from operations	(256,315)	(3,764,212)	(4,600,522)	(5,802,093)
Other income (expense):
Reimbursement for expenses -related party	247,492	-	247,492	-
Interest expense, net of interest income	(1,094,878)	(433,979)	(1,392,341)	(954,886)
Gain on derecognition of non-financial asset	16,951,477	-	16,951,477	-
Change in fair value of derivative on debt	122,919	630,174	(67,922)	93,829
Loss on debt conversion	-	-	(257,810)	(27,504)
Total other income (expense)	16,227,010	196,195	15,480,896	(888,561)
Net income (loss) before non-controlling interests	15,970,695	(3,568,017)	10,880,374	(6,690,654)
Net income (loss) attributable to non-controlling interests	(41,424)	(336,737)	(281,964)	(656,294)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$16,012,119	$(3,231,280)	$11,162,338	$(6,034,360)

Basic net income (loss) per share attributable to common stock	$0.04	$(0.01)	$0.03	$(0.03)
Basic weighted average common stock outstanding	379,203,841	369,547,235	378,588,600	232,700,641

Diluted net income (loss) per share attributable to common stock	$0.04	$(0.01)	$0.03	$(0.03)
Diluted weighted average common stock outstanding	418,758,755	369,547,235	418,040,372	232,700,641
Reconciliation for basic to diluted weighted average common stock outstanding
Basic weighted average common stock outstanding	379,203,841	369,547,235	378,588,600	232,700,641
Add: Dilutive Common Stock Instruments	13,797,183	-	13,508,747	-
Shares issuable upon conversion of debt	25,757,731	-	25,943,025	-
Diluted weighted average common stock outstanding	418,758,755	369,547,235	418,040,372	232,700,641

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

					Additional		Non
	Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants			3,041,958	30,420	(30,420)	-	-	-
Common shares issued for cash			300,000	3,000	48,805			51,805
Stock compensation expense	-	-	-	-	297,360	-	-	297,360
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	2,905,316
Net loss	-	-				(4,849,781)	(240,540)	(5,090,321)
Balance at March 31, 2022	-	-	378,630,104	3,786,301	38,444,903	(35,870,831)	(37,782)	6,322,591

Beneficial Conversion Feature on convertible debt	-	-	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	-	-	368,375	-	-	368,375
Common shares issued for cash	-	-	300,000	3,000	43,822	-	-	46,822
Common shares issued in connection with debt conversion	-	-	4,525,000	45,250	286,001	-	-	331,251
Common shares issued upon cashless exercise of warrants	-	-	2,586,758	25,867	(25,867)	-	-	(0)
Stock compensation expense	-	-	-	-	25,196	-	-	25,196
Contribution from shareholder for payment of liabilities					644,463			644,463
Net income	-	-	-	-	-	16,012,119	(41,424)	15,970,695
Balance as of June 30, 2022	-	$-	386,041,862	$3,860,418	$40,357,610	$(19,858,712)	$(79,206)	$24,280,110

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

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,880,374	$(6,690,654)
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Gain on derecognition of non-financial asset	(16,951,477)	-
Amortization of debt discount and deferred finance costs	1,133,270	737,330
Amortization of intangible assets	12,841	25,683
Warrants issued in connection with private placement	2,905,316	-
Stock-based compensation	322,556	2,093,552
Depreciation on development equipment	-	5,074
Change in fair value of derivative	67,922	(93,829)
Loss on debt conversion	257,810	27,504
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,932)	(91,534)
Accounts payable and accrued expenses	276,704	1,589,592
Accounts payable to related party	(66,183)	(68,635)
Net cash provided by (used in) operating activities	(1,165,799)	(2,465,917)

Cash flows from financing activities:
Proceeds from / (repaid to) private placement	(25,000)	1,613,200
Proceeds from sales of common stock	98,627	70,108
Proceeds from convertible debt	983,175	200,000
Proceeds from short term loans, others	500,000	744,875
Repaid to note holders	(500,000)	(100,000)
Repaid to related party and others	(60,000)	(75,000)
Net cash provided by financing activities	996,802	2,453,183

Net increase (decrease) in cash	(168,997)	(12,734)

Cash and restricted cash - beginning of period	588,769	494,019

Cash and restricted cash - end of period	$419,772	$481,285

Supplemental cash flow information:
Cash paid for:
Interest paid	$328,181	$197,579
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$2,905,316	$2,190,127
Contribution from shareholder for payment of liabilities	644,463	-
Common shares issued upon conversion of debt	$650,001	$210,301
Common shares issued in lieu of services	$-	$70,000
Non-cash cost upon sale of common stock	$-	$28,947
Beneficial Conversion Feature on convertible debt and restricted common shares	$570,717	$605,719

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Oncotelic Therapeutics, Inc. (“Oncotelic”), was formed in the State of New York in 1988 as OXiGENE, Inc., was reincorporated in the State of Delaware in 1992, and changed its name to Mateon Therapeutics, Inc. in 2016, and Oncotelic Therapeutics, Inc. in November 2020. Oncotelic conducts business activities through Oncotelic and its wholly owned subsidiaries, Oncotelic, Inc., a Delaware corporation, PointR Data, Inc. (“PointR”), a Delaware corporation: and EdgePoint AI, Inc. (“Edgepoint”), a Delaware Corporation for which there are non-controlling interests, (Oncotelic, Oncotelic Inc., PointR and Edgepoint are collectively called the “Company” or “We”). The Company completed a reverse merger with Oncotelic Inc in April 2019, a merger with PointR in November 2019 and formed a subsidiary Edgepoint in February 2020. For more information on these mergers, refer to our 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

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

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. Oncotelic Inc.’s lead product candidate, OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. Together, the Company plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The Company is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with Golden Mountain Partners (“GMP”) for a total of $1.2 million to render services and was paid for the development of OT-101. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2021 Annual report on Form 10-K filed with the SEC on April 15, 2022.

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

Between July 2020 and March 2021, the Company issued and sold a total of 100 units (“Units”), with each Unit consisting of (i) 25,000 shares of Edgepoint common stock, par value $0.01 per share (“Edgepoint Common Stock”), for a price of $1.00 per share of Edgepoint Common Stock; (ii) one convertible promissory note issued by the Company (the “Unit Note”), convertible into up to 25,000 shares of EdgePoint Common Stock at a conversion price of $1.00 per share, or up to 138,889 shares of the Company’s Common Stock, at a conversion price of $0.18 per share; and (iii) 100,000 warrants, consisting of (a) 50,000 warrants to purchase an equivalent number of shares of EdgePoint Common Stock at $1.00 per share (“Edgepoint Warrant”), and (b) 50,000 warrants to purchase an equivalent number of shares of Company Common Stock at $0.20 per share (“Oncotelic Warrant”) (collectively, the “JH Darbie Financing”).For more information on the JH Darbie Financing, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In addition, the Company issued approximately 33 million Oncotelic Warrants to purchase $50,000 of shares of Common Stock in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the six months ended June 30, 2022.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company has directed Peak One on multiple occasions, for an aggregate of 4.0 million shares of Common Stock for aggregate net cash proceeds of approximately $0.5 million.

The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post-effective amendment was found effective by the SEC on May 6, 2022.

August 2021 Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “Notes”). For further information on the Agreement, refer to our 2021 Annual report on Form 10-K filed with the SEC on April 15, 2022 and Note 5 to these Notes to the Consolidated Financial Statements.

Joint Venture with GMP Bio

On March 31, 2022, the Company formalized a joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of GMP. For more information on the JV, refer to Note 6 of the Notes to these Financial Statements and our Current Report on Form 8-K filed with the SEC on April 6, 2022. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the Notes to Consolidated Financial Statement.

For information on the September 2021 Note, the October 2021 Note and the January 2022 Note, refer to our 2021 Annual Report on Form 10K filed with the SEC on April 15, 2022.

November/December 2021 and March 2022 Notes

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

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This Note was undertaken by the Company pursuant to that certain Finder’s Fee Agreement between the Company and JH Darbie, dated October 26, 2021 (the “Agreement”).

For more information on the notes, refer to Note 6: November – December 2021 Financing of these Notes to the Unaudited Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreements with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note.

In May 2022, the November 2021 Talos Note and the December 2021 First Fire Note were fully repaid. $35,000 of the First Fire Note was repaid and converted into 500,000 shares of Common Stock and the balance was repaid in cash.

In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreements with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was utilized for corporate expenses.

Licensing Agreement with Autotelic Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic, Inc. (“Autotelic”). For further information on the Agreement, refer to our 2021 Annual report on Form 10-K filed with the SEC on April 15, 2022.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $19.9 million, negative working capital of over $15.6 million and negative cash flow from operations of approximately $1.2 million at June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. For more information on Liquidity and Going Concern, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101, which is exclusively out-licensed to the JV and the JV will be responsible for the cash required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

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

Cash

As of June 30, 2022, and December 31, 2021 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as at June 30, 2022. No similar investments were held by the Company at December 31, 2021:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
June 30, 2022
Investment in GMP Bio (equity securities)	$22,640,521	$-	$-	$22,640,521
Total	$22,640,521	$-	$-	$22,640,521

The table below sets forth a summary of the changes in the fair value of the Company’s long-term investment in equity securities, based on a third-party valuation report, as a Level 3 fair value as of June 30, 2022. The Company did not own similar investments as at June 30, 2021:

June 30, 2022 Fair Value
Balance at January 1, 2022	$-
Contribution at cost basis	5,689,044
Gain on derecognition of non-financial asset	16,951,477
Change in fair value	-

Balance at June, 2022	$22,640,521

Derivative Liability

The Company has derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at June 30, 2022 and 2021, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of June 30, 2022 and 2021:

	June 30, 2022 Conversion Feature	June 30, 2021 Conversion Feature
Balance at January 1, 2022 and 2021	$340,290	$777,024
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	(144,585)
Change in fair value	67,922	(93,829)

Balance at June, 2022 and 2021	$408,212	$538,610

As of June 30, 2022, and December 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of June 30, 2022:

June 30, 2022 Key Assumptions for fair value of conversions
Risk free interest	0.17% -1.03%
Market price of share	$0.17-0.23
Life of instrument in years	0.01 – 0.33
Volatility	107.50%-109.40%
Dividend yield	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2022 and 2021, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the six months ended June 30, 2022 or 2021, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (notes convertible into Common Stock, stock options and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. The Company has excluded from diluted loss per share the dilutive shares, since such inclusion would be anti-dilutive.

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

For warrants issued in connection with fund raising activities, the Company estimates the grant date fair value of each warrant using the Black-Scholes pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the warrant, the expected volatility of the Common Stock consistent with the expected life of the warrant, risk-free interest rates and expected dividend yields of the Common Stock. If the warrants are issued upon termination or cancellation of prior issued warrants, then the Company estimates the grant date fair value of the new warrants using the Black-Scholes pricing model and evaluates whether the new warrants are deemed as equity instruments or liability instruments. If the warrants are deemed to be equity instruments, the Company records stock compensation expense and an addition to additional paid in capital. If, however, the warrants are deemed to be liability instruments, then the fair value is treated as a deemed dividend and credited to additional paid in capital.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three and six months ended June 30, 2022, we derecognized the intangibles of $0.8 million associated with OT-101upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and six months ended June 30, 2022 and the year ended December 31, 2021 there were no impairment losses recognized for Goodwill. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three and six months ended June 30, 2022, we derecognized the goodwill of $4.8 million associated with OT-101upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At June 30, 2022 and December 31, 2021, the Company identified EdgePoint to be the Company’s sole VIE. At June 30, 2022 and December 31, 2021, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were $0.1 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively.

The Company signed a joint venture agreement (“JVA”) with Dragon to form a joint venture called GMP Biotechnology, LLC, both affiliates of GMP, on March 31, 2022. The JVA prescribes certain requirements to be completed during the three months ended June 30, 2022 to make the JV fully functional and operational, including issuance of the shares issuable to the Company and Dragon.

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares shall be included in the result from other income. Refer to Note 6 to these Notes to the Consolidated Financial Statements.

Joint Venture agreement

We have equity interest in unconsolidated arrangement that is primarily engaged in the business of drug discovery, development, and commercialization, including but not limited to development and commercialization of TGF-beta therapeutics as well as establishing and operating contract development and manufacturing organization (“CDMO”) facilities and capabilities. The Company first reviews the arrangement to determine if it meets the definition of an accounting joint venture pursuant to ASC 323-10-20. In order to meet the definition of a joint venture, the arrangement must have all of the following characteristics, (i) the arrangement is organized within a separate legal entity, (ii) the entity is under the joint control of the venturers, (iii) the venturers must be able to exercise joint control through their equity investments, (iv) the qualitative characteristics of the entity, including its purpose and design must be consistent with the definition of a joint venture.

We consolidate arrangements that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.

To the extent that we own interests in a VIE and we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent that we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

To the extent that our arrangements do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt, and sell the assets of the joint venture without the consent of the non-managing entity and the inability of the non-managing entity to remove us from our role as the managing entity.

We use the equity method of accounting for those arrangements where we exercise significant influence but do not have control. Under the equity method of accounting, our investment in each arrangement is included on our consolidated balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our consolidated balance sheet.

When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed when its derecognition criteria are met. The equity method investment we retain in such partial sale transactions is noncash consideration and is measured at fair value. As a result, the accounting for a partial sale will result in the recognition of a full gain or loss.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

The Company elected the fair value option under the fair value option Subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the company

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606).

Under Topic 606, the Company recognizes revenue when its customers obtain control of the promised good or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company identifies the performance obligation(s) in the contract by assessing whether the goods or services promised within each contract are distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company anticipates generating revenues from rendering services to other third-party customers for the development of certain drug products and/or in connection with certain out-licensing agreements. In the case of services rendered for development of the drugs, revenue is recognized upon the achievement of the performance obligations or over time on a straight-line basis over the extended service period. In the case of out-licensing contracts, the Company records revenues either upon achievement of certain pre-defined milestones, when there is no obligation of the Company achieve any performance obligations in connection with the said pre-defined milestones, or upon achievement of the performance obligations if the milestones require the Company to provide the performance obligations.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The is evaluating the impact of implementation on its financial statements, if any.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Prior Period Reclassifications

Certain amounts in prior periods may have been reclassified to conform with current period presentation.

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Goodwill from 2019 Reverse Merger with Oncotelic and PointR

The Company completed the merger with Oncotelic Inc. (“Merger”) in April 2019. The Company completed the merger with PointR Data Inc (“PointR Merger”) in November 2019. For more details, refer to our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company on April 15, 2021.

The Oncotelic merger gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. However, as of June 30, 2022, since both assets are currently being developed for various cancer and COVID-19 therapies, the Company does not believe the there are any factors or indications that the goodwill is impaired.

Upon the non-financial sale of our asset as contribution to our equity method investment we derecognized the balance of the carrying value of our goodwill of approximately $4.9 million from the Oncotelic Merger in accordance with our policy and authoritative accounting guidance.

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

Intangible Asset Summary

The following table summarizes the balances as of June 30, 2022 and December 31, 2021, of the intangible assets acquired, their useful life, and annual amortization:

	June 30, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	16.50
Intangible asset – Capitalization of license cost	190,989	16.50
	1,010,180
Less Accumulated Amortization	(201,180)
Less: Derecognition of carrying value upon transfer of non-financial asset	809,000
Total	$-

	December 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	17.00
Intangible asset – Capitalization of license cost	190,989	17.00
	1,010,180
Less Accumulated Amortization	(188,339)
Total	$821,841

Amortization of identifiable intangible assets for the three months ended June 30, 2022 and 2021 was $0 and $12,841, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2022 and 2021 was $12,841 and $25,683, respectively. Upon the non-financial sale of our asset as contribution to our equity method investment of approximately $809,000, we derecognized the balance of the carrying value of our intangibles in accordance with our policy and authoritative accounting guidance.

There will be no future yearly amortization expense related to our intangibles.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of June 30, 2022 and December 31, 2021 was $1,101,760. The following table summarizes the balances as of June 30, 2022 and December 31, 2021 of the IPR&D assets. The Company evaluates, on an annual basis, for any impairment and records an impairment if identified. The Company identified no impairment to IPR&D assets during its evaluation.

June 30, 2022
Intangible asset – Intellectual property	$1,377,200
1,377,200
Less Accumulated amortization	(275,440)
Total	$1,101,760

December 31, 2021
Intangible asset – Intellectual property	$1,377,200
1,377,200
Less Accumulated amortization	(275,440)
Total	$1,101,760

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	June 30, 2022	December 31, 2021

Accounts payable	$1,870,809	$1,927,749
Accrued expense	1,062,175	1,164,974
	$2,932,984	$3,092,723

	June 30, 2022	December 31, 2021

Accounts payable – related party	$339,460	$403,423

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of June 30, 2022 special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

June 30, 2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	198,332
398,331
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	121,458
5% Convertible note payable – Related Party	282,483
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	282,003
5% Convertible note payable – CEO, CTO* & CFO– Related Parties	92,407
5% Convertible note payable – Bridge Investors	189,322
967,674

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	261,301
5% Convertible note – Bridge investors	390,385
5% Convertible note – CFO – Related Party	78,390
730,076

JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,305,370
16% Convertible Notes – CEO – Related Party	122,616
2,427,986

November/December 2021 & March 2022 Notes
12% Convertible Notes – Accredited Investors	333,262

Debt for Clinical Trials – GMP
2% Convertible Notes - GMP	4,614,411

May and June 2022 Note
12% Convertible Notes – Accredited Investors	62,290

Other Debt
Short term debt – Bridge investors	223,122
Short term debt from CFO – Related Party	25,050
Short term debt – Autotelic Inc– Related Party	20,000

268,172
Total of convertible debentures & notes and other debt	$9,802,202

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

*	The CTO was a related party till July 2021, when he resigned as the CTO due to health reasons.

Convertible Debentures

As of June 30, 2022, the Company had a derivative liability of approximately $408,000 and a change in fair value of approximately $68,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financing

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $19,493 and $2,743 for the six months ended June 30, 2022, and 2021. Total unamortized discount on this note was approximately $0 and $19,000 as of June 30, 2022, and December 31, 2021, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $4,400 and $8,130 for the six months June 30, 2022, and 2021, respectively. Total unamortized discount on this note was approximately $0 and $4,400 as of June 30, 2022, and December 31, 2021.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $10,000 and $4,943 for the six months ended June 30, 2022, and 2021, respectively. Total unamortized discount on this note was $1,700 and $12,000 as of June 30, 2022, and December 31, 2021.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. For more information on the Fall 2019 Debt Financing, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company repaid $0 and $50,000 of principal in the six months ended June 30, 2022, and 2021, respectively. The total unamortized principal amount of the Fall 2019 Notes was $850,000 as of June 30, 2022, and December 31, 2021, respectively.

The Company recorded interest expense of $10,625 and $21,250 for the three and six months ended June 30, 2022. The total amount outstanding under the Fall 2019 note, including accrued interest was $967,674 and $946,424 as of June 30, 2022 and December 31, 2021, respectively. The Company repaid $0 of principal during the three and six months ended June 30, 2022. The total unamortized principal amount was $850,000 as of June 30, 2022, and December 31, 2021.

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

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was $4,614,411 and $4,069,781 as of June 30, 2022, and December 31, 2021, respectively.

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

As of June 30, 2022, and December 31, 2021, the August 2021 convertible notes, inclusive of accrued interest, consist of the following amounts:

	June 30, 2022	December 31, 2021

Autotelic Related party convertible note, 5% coupon August 2022	$261,301	$256,634
CFO Related party convertible note, 5% coupon August 2022	78,390	76,531
Accredited investors convertible note, 5% coupon August 2022	390,385	381,123
	$730,076	$714,288

During the three months ended June 30, 2022, and 2021, the Company recognized approximately $12,000 and $0 of interest, respectively. At June 30, 2022, and December 31, 2021, accrued interests on these convertible notes totaled approximately $32,000 and $14,000, respectively.

November – December 2021 and March 2022 Financing

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

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 1,250,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 125,000 as part of a finder’s fee agreement.

During the six months ended June 30, 2022, the Company converted the Mast Hill convertible note into 4,025,000 shares of the Company’s common stock, which fully retired the convertible note as of June 30, 2022. Such conversion resulted in a loss from debt conversion of approximately $0.1 million, which was recorded in other expense in the Company’s consolidated statements of operations.

During the six months ended June 30, 2022, the Company repaid the Talos Victory and First Fire convertible notes with the proceeds from the May 2022 Mast Hill convertible note. Such repayment resulted in a loss from debt extinguishment of approximately $258,100, which was recorded in other expense in the Company’s consolidated statements of operations.

As of June 30, 2022, and December 31, 2021, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	June 30, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon November 21	$-	$250,000
Talos Victory Convertible note, 12% coupon November 2021	-	250,000
First Fire Global Opportunities LLC Convertible note, 12% coupon, December 2021	-	250,000
Blue Lake Partners LLC Convertible note, 12% coupon, December 2021	250,000	250,000
Fourth Man LLC Convertible note, 12% coupon December 2021	250,000	250,000
Convertible notes, gross	$500,000	$1,250,000
Less Debt discount recorded	(500,000)	(1,250,000)
Amortization debt discount	269,563	76,994
Convertible notes, net	$269,563	$76,994

The Company recognized approximately $112,600 and $0 of interest during the six months ended June 30, 2022, and 2021, respectively. The balance of Accrued interest was approximately $33,000 and $10,300 as of June 30, 2022, and December 31, 2021, respectively.

The Company recognized approximately $657,400 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the six months ended June 30, 2022, and 2021, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0.5 million for the three months ended June 30, 2022, which is included in interest expense in the consolidated statements of operations.

March 2022 Financing

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

As of June 30, 2022, and December 31, 2021, Fourth Man convertible note, net of debt discount, consist of the following amounts:

	June 30, 2022	December 31, 2021

Fourth Man Convertible note, 12% coupon March 2023	$250,000	$-
Debt Discount	(186,301)	-

Convertible notes, net	$63,699	$-

The Company recognized approximately $7,644 and $0 of accrued interest during the three months ended June 30, 2022, and 2021, respectively. The Company recognized approximately $63,700 and $0 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three months ended June 30, 2022, and 2021, respectively.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds will be used to retire some of the November/December 2021 notes. The extinguishment of existing notes resulted in the recognition of approximately $258,100 in loss on extinguishment of debt in the consolidated statement of operations in the six months ended June 30, 2022.

As of June 30, 2022, and December 31, 2021, convertible note under the May 2022 Mast Financing, net of debt discount, consist of the following amounts:

	June 30, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon May 2023	$605,000	$-
Convertible notes, gross	$605,000	$-
Less Debt discount recorded	(605,000)	-
Amortization debt discount	53,257	-
Convertible notes, net	$53,257	$-

The Company recognized approximately $72,600 and $0 of accrued interest during the six months ended June 30, 2022, and 2021, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date. The Company recognized approximately $53,257 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the six months ended June 30, 2022, and 2021, respectively.

June 2022 Financing

In June 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $335,000 convertible into shares of common stock of the Company (“June 2022 Blue Lake Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 837,500 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 83,750 warrants as part of a finder’s fee agreement. Portion of the proceeds will be used to retire some of the November/December 2021 notes.

As of June 30, 2022, and December 31, 2021, convertible note under the June 2022 Blue Lake Financing, net of debt discount, consist of the following amounts:

	June 30, 2022	December 31, 2021

Blue Lake Convertible note, 12% coupon June 2023	$335,000	$-
Convertible notes, gross	$335,000	$-
Less Debt discount recorded	(335,000)	-
Amortization debt discount	9,034	-
Convertible notes, net	$9,034	$-

The Company recognized approximately $40,200 and $0 of accrued interest during the six months ended June 30, 2022, and 2021, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date. The Company recognized approximately $7,300 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the six months ended June 30, 2022, and 2021, respectively.

Other short-term advances

As of June 30, 2022 compared to December 31, 2021, other short-term advances consist of the following amounts obtained from various employees and related parties:

Other Advances	June 30, 2022	December 31, 2021
Short term advance from CEO – Related Party	$-	$20,000
Short term advances – bridge investors	223,122	265,000
Short term advances from CFO – Related Party	25,050	45,050
Short term advance – Autotelic Inc. – Related Party	20,000	20,000
Accrued interest on advances	-	9,212
	$268,172	$359,262

During the year ended December 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company, of which $50,000 was repaid before December 31, 2020. Further, during the six months ended June 30, 2022, $20,000 repaid to the Company’s CEO. As such, $0 and $20,000 was outstanding at June 30, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at June 30, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. During the year ended December 31, 2020, the Company’s CFO had provided a short-term advance of $25,000, which was repaid during the year ended December 31, 2021. $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 and $45,000 was outstanding at June 30, 2022 and December 31, 2021, respectively.

NOTE 6 - JOINT VENTURE WITH GMP BIO AND AFFILIATES, EQUITY METHOD INVESTMENT

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

Dragon and the Company entered into the JVA to regulate their relationship and the operation and management of the JV. The JVA contains provisions for the licensed products and licensed technologies related to OT-101 (the “Licensed products and technologies”). Pursuant to the JVA the Company is required to transfer to GMP Bio all of the Company’s rights and obligations under the research and development agreement dated 3 February 2020 between the Company and Golden Mountain Partners, LLC (“GMP”), an affiliate of Dragon, as amended, varied and/or supplemented by a supplement to research and Services Agreement dated 23 March 2020 between the Company, Mateon Therapeutics, Inc. (subsequently renamed the Company) and GMP (the “R&D Agreement”). The JVA permits GMP to seek conversion of certain convertible promissory notes entered into between the Company and GMP (see reference to Purchase Agreements and Notes below) into shares of the Common Stock of the Company within 15 business days of the execution of the JVA at a price of $0.2242 per Common Share, the closing price of the Common Share as traded on the OTCQB the day prior to the execution of the JVA, or the closing price of the Common Stock prior to the date of conversion if not within 15 business days of the JVA. Upon the execution of the JVA, Dragon will pay for and hold 55 shares of GMP Bio and the Company will pay for and hold 45 shares of GMP Bio, both to be acquired at $1.00 per share of GMP Bio. Such shares of GMP Bio were issued shortly after the date of the JVA. The JVA required the entering into of the Agreements on or before the execution of the JVA. The JVA defines the valuation of the Agreements (taking into account the transfer of the Company’s rights and obligations under the R&D Agreement) each at approximately $11.3 million, for an aggregate of approximately $22.7 million. The Parties also agreed that if a Rare Pediatric Disease (“RPD”) Priority Review Voucher, upon clinical approval of OT-101 Technologies for treatment of diffuse intrinsic pontine glioma (the “DIPG Voucher”), is issued to GMP Bio and GMP Bio, or a subsidiary thereof, sells the DIPG Voucher to a non-GMP subsidiary, then the Company shall be eligible to receive up to 50% of the net sales proceeds or $50 million, whichever is less. Dragon shall fund the JVA, for a total of approximately $27.7 million, based on the conditions contained in the JVA, and the Company will input the licenses under the Agreements into the JV. The Company is obligated to (i) (A) rectify the chain of legal title such that the Company is the sole legal owner of such rights, (B) complete registration as the sole owner of all the Company’s Patent Rights and (C) provide evidence of such registration that is satisfactory to Dragon; (ii) provide Dragon with copies of official documents issued by the relevant patent offices in the relevant countries evidencing the Company’s legal ownership of all the Company’s Patents Rights; and (iii) reflect the Company’s legal ownership of all the Company’s Patent Rights in the relevant online registers of the relevant patent offices in the relevant countries. The JVA intends to raise funding for the JVA through a Series A round of financing of not less than $20 million. Dragon can suspend funding the JVA if the Series A round of financing is not successfully completed by August 31, 2022, in which case Dragon’s funding obligation would be restricted to $250,000 per month to GMP Bio. If Dragon decides to terminate the JVA, the licenses granted under the Agreements shall be terminated and the OT-101 assets licensed by the Company will revert back to the Company. The rest of the JVA deals with the conduct of the JV, the board of directors of GMP Bio and other administrative matters. Dragon shall nominate up to three directors of their choosing to the board of directors of GMP Bio, two of whom are already nominated as “A” Directors and the Company shall nominate up to two directors of their choosing to the board of directors of GMP Bio, one of whom is already nominated as a “B” Director. The JVA defines how the board of directors will operate as well as the general management and operations of the JV. Other standard terms on shareholder rights, indemnification etc. are also defined in the JVA. Also included are the other terms with relation to insurance, indemnification, jurisdiction and other customary terms and conditions.

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

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyzed our investment and determined that such investment was not considered a VIE, which would require consolidation because the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million , recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the condensed consolidated statements of operations in the three and six months ended June 30, 2022. As of June 30, 2022, the JV had approximately $0.8 million in assets, recorded approximately $0.2 million in liabilities and incurred approximately $2.1 million in operational expenses. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value as and when an event occurs that requires a fair value assessment.

For information on the various notes from GMP, refer to Note 5 – GMP Notes of the Notes to the Consolidated Financial Statements above.

NOTE 7 - PRIVATE PLACEMENT AND JH DARBIE FINANCING

During the period from July 2020 to March 31, 2021, the Company entered into various subscription agreements with certain accredited investors, including the CEO, pursuant to the JH Darbie Financing, whereby the Company issued and sold a total of 100 Units, for total gross proceeds of approximately $5 million, pursuant to the JH Darbie Placement Agreement, with each Unit consisting of:

■	25,000 shares of Edge Point Common stock for a price of $1.00 per share of Edge Point Common stock.
■	One convertible promissory note, convertible up to 25,000 shares of Edge Point Common stock, at a conversion price of $1.00 per share or up to 138,889 shares of the Company’s common stock, at a conversion price of $0.18 per share.
■	50,000 warrants to purchase an equivalent number of shares of Edge Point Common stock at $1.00 per share and an equivalent number of shares of the Company’s common stock at $0.20 per share with a three-year expiration date. Either the Edgepoint or the Company’s warrants would be exercised.

As June 30, 2022 and December 31, 2021 funds received under the JH Darbie Financing, net of debt discount, consist of the following amounts:

	June 30, 2022	December 31, 2021
Convertible promissory notes
Subscription agreements - accredited investors	$2,305,370	$2,353,253
Subscription agreements – related party	122,616	109,046
Total convertible promissory notes	$2,427,986	$2,462,299

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

The terms of convertible notes are summarized as follows:

■	Term: Through March 31, 2022, extended further to March 31, 2023
■	Coupon: 16%.
■	Convertible at the option of the holder at any time in the Company’s Common Stock or Edgepoint Common Stock.
■	The conversion price is initially set at $0.18 per share for the Company’s Common Stock or $1.00 for Edgepoint Common Stock, subject to adjustment.

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

As of the multiple closings of the Company during the six months ended June 30, 2021, under the private placement memorandum with JH Darbie, the estimated volume weighted grant date fair value of approximately $0.21 per share associated with the warrants to purchase up to 2,035,000 shares of common stock issued in this offering, or a total of approximately $ 0.7 million, was recorded to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $0.20 per share of the Company stock or $1.00 per share of Edge Point, subject to adjustment, are exercisable immediately and expire three years from the date of issuance. The fair value of the warrants was estimated using a Black Scholes valuation models using the following input values:

Expected Term	1.5 years
Expected volatility	152.3%-164.8%
Risk-free interest rates	0.09%-0.11%
Dividend yields	0.00%

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022.

The Company reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different as of June 30, 2022, and, accounted for the transaction as a debt extinguishment. The loss is recognized equal to the difference between the net carrying amount of the original debt and the fair value of the modified debt instrument.

At March 31, 2022, the Company estimated the fair value of the warrants issued in conjunction with the amendment of the private placement under the JH Darbie financing based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants:

Strike price	$0.15
Expected Term	1 year
Expected volatility	115.1%
Risk-free interest rates	1.36%
Dividend yields	0.00%

All the warrants issued in conjunction with the amendment #5 had an exercise price of $0.15 per share and are immediately exercisable and expire two years from the date of issuance or February 9, 2024. The warrants resulted in an aggregate fair value of approximately $2.9 million.

The Company recognized amortization expense related to the debt discount and debt issuance costs of $52,111 and $659,854 for the six months ended June 30, 2022 and June 30, 2021 respectively, which is included in interest expense in the statements of operations.

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

Expenses related to the MSA were approximately $1,000 for the three months ended June 30, 2022 as compared to approximately $120,000 for the same period of 2021. Expenses related to the MSA were approximately $67,000 for the six months ended June 30, 2022 as compared to approximately $482,000 for the same period of 2021. During the six months ended June 30, 2022, Autotelic, Inc. paid expenses and accrued liabilities in the aggregate amount of approximately $0.6 million on behalf of the Company. This payment, on the Company’s behalf, was recognized as a capital contribution from Autotelic, Inc.

In September 2021, the Company entered into an exclusive License Agreement (the “Agreement”) with Autotelic. For more information on this Agreement, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Note Payable and Short-Term Loan – Related Parties

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

During the year ended December 2021, Autotelic Inc provided a short-term loan of $270,000, of which $250,000 was converted into the August 2021 loan and the balance of $20,000 continues to be a short-term loan. During the six months ended June 30, 2021, Autotelic Inc, provided a short-term loan of $120,000 to the Company. Such loan was repaid in April 2021. No loans or repayments were made to Autotelic Inc. during the same period in 2022.

Artius Consulting Agreement

On March 9, 2020, the Company and Artius Bioconsulting, LLC (“Artius”), for which Mr. King is the Managing Member, entered into an amendment to the Consulting Agreement dated December 1, 2018, under which Artius agreed to serve as a consultant to the Company for services related to the Company’s business from time to time, effective December 1, 2019 (the “Effective Date”) (the “Artius Agreement”). For more information on this Agreement, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

No expense was recorded during the three and six months ended June 30, 2021 or 2020, respectively, related to this Agreement.

Maida Consulting Agreement

Effective May 5, 2020, the Company and Dr. Maida entered into an independent consulting agreement, commencing April 1, 2020 (the “Maida Agreement”), under which Dr. Maida will assist the Company in providing medical expertise and advice from time to time in the design, conduct and oversight of the Company’s existing and future clinical trials. For more information on this Agreement, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company recorded an expense of $0 during the three months ended June 30, 2022 related to this Agreement as compared to $45,000 during the same period in 2021. The Company recorded an expense of $75,000 during the six months ended June 30, 2022 related to this Agreement as compared to $90,000 during the same period in 2021. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

NOTE 9 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 26, 2022, and the Form S-1 was declared effective on May 6, 2022. The Company filed the prospectus in this connection on May 11, 2022.

During the six months ended June 30, 2022, the Company sold a total of 600,000 shares of Common Stock at price ranging from $0.16 and $0.22 for total gross proceeds of approximately $114,930 and approximately $98,627, net of issuance costs.

During the six months ended June 30, 2021, the Company sold a total of 1,300,000 shares of Common Stock at prices ranging from $0.11 and $0.23 for total gross proceeds of approximately $172,775, and approximately $168,752, net of issuance costs.

NOTE 10 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the six months ended June 30, 2022

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

In May 2022, Blue Lake made a cashless exercise for their warrants. In connection with this exercise, the Company issued 1,403,326 shares of Common Stock in exchange of 1,923,077 warrants.

In June 2022, the Company sold 300,000 shares of its Common Stock to Peak One under the EPL for net proceeds of approximately $47 thousand.

In June 2022, Mast Hill converted their debt of approximately $0.28 million. In connection with the Note conversion, the Company issued 4,025,000 shares of Common Stock to Mast Hill.

In June 2022, Company issued 500,000 shares of Common Stock to First Fire under partial repayment of convertible debt of $35,000.

In June 2022, First Fire made a cashless exercise for their warrants. In connection with this exercise, the Company issued 1,183,400 shares of Common Stock in exchange for 1,923,077 warrants.

For further information on Common Stock issuance, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

NOTE 11 – STOCK-BASED COMPENSATION

Options

Pursuant to the Merger, the Company’s Common Stock and corresponding outstanding options survived. The below information details the Company’s associated option activity.

As of June 30, 2022, options to purchase Common Stock were outstanding under three stock option plans – the 2017 Equity Incentive Plan (the “2017 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2005 Stock Plan (the “2005 Plan”). Under the 2017 Plan, up to 2,000,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards. Under the 2015 and 2005 Plans, taken together, up to 7,250,000 shares of the Company’s Common Stock may be issued pursuant to awards granted in the form of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the six months ended June 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Outstanding at June 30, 2022	16,590,261	$0.30

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at June 30, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.14	7,150,000	9.17	$0.14	3,972,500
0.16	5,502,761	9.01	0.16	5,502,761
0.22	1,750,000	3.84	0.22	1,750,000
0.38	900,000	3.16	0.38	900,000
0.73	762,500	2.78	0.73	762,500
1.37	150,000	0.99	1.37	150,000
1.43	300,000	2.91	1.43	300,000
15.00	75,000	2.91	15.00	75,000
	16,590,261	7.38	$0.30	13,412,761

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled approximately $0.26 million and was based on the Company’s closing stock price of $0.17 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. Information on the aggregate intrinsic value for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The Company amortized approximately $25,000 and $50,000 of stock compensation expense during the three and the six months ended June 30, 2022 on the grants of certain milestone driven options that were granted during the year ended December 31, 2021. No similar expense was recorded during the same period of 2021.

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of approximately 33 million Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock. At June 30, 2022, the Company estimated the fair value of the warrants issued in conjunction with the amendment of the private placement under the JH Darbie financing based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants as of June 30, 2022:

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of June 30, 2022 are summarized as follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the six months ended June 30, 2022	34,375,066	0.15-0.20
Exercised / cancelled during the six months ended June 30, 2022	(9,615,385)	0.13
Outstanding at June 30, 2022	82,322,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at June 30, 2022:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.20	42,737,500	0.75	$0.20	4,237,500
0.13	961,539	4.46	0.13	4,807,693
0.15	33,000,066	1.75	0.15	33,000,066
0.20	5,623,750	4.75-4.98	0.20	5,623,750
	82,322,855	2.0	$0.18	81,920,259

NOTE 12 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carryforwards. As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards of approximately $236.1 million and $76.3 million, respectively, which are available to offset future taxable income, if any. A portion of the gain on the sale of the non-financial asset may give rise to some taxable income, but such income is likely to be offset against the available net operating losses. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

PointR Merger Contingent Consideration

The total purchase price of $17,831,427 represented the consideration transferred from the Company in the PointR Merger and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which can increase to $15 million of contingent consideration, upon achievement of certain milestones. The $2,625,000 of contingent consideration of shares issuable to PointR shareholders was recorded and associated with the PointR Merger is also classified as Level 3 fair value measurements. The Company initially recorded the contingency based on a valuation conducted by a third-party valuation expert. The valuation was based on a probability of the completion of certain milestones by PointR for the shareholders to earn additional shares. The Company evaluated the probability of the earning of the milestones and concluded that the probability of achievement of the milestones had not changed, primarily due to the shifting of focus by the Company to develop AI technologies for the COVID-19 pandemic. As such, the Company did not record any change to the valuation during the years ended and as of June 30, 2022 or December 31, 2021, respectively.

Other claims

From time to time, the Company may become involved in certain claims arising in the ordinary course of business. One of the Company’s ex-employees has made a claim against the Company. The Company is evaluating the validity of the claim, as the Company believes that such claim has limited merits and is hopeful to attain a positive outcome for such claim. Since the Company is still evaluating the claim, we are unable to quantify the amount such claim would be settled at, if at all settled.

NOTE 14 – SUBSEQUENT EVENTS

None

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

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyze our investment and determined that such investment was not considered a VIE, which would require consolidation. Besides, the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million, recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the condensed consolidated statements of operations in the three and six months ended June 30, 2022. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the company

This JV is a significant milestone in the history of the Company as it permits the Company to monetize and develop the assets it holds, by minimal to no shareholder dilution. This transaction allows us to unburden the Company of the high cost of drug development, which the JV will be responsible for, while the Company will participate in its upside through appreciation in the value of its shares in the JV and up to $50 million on the sale of the RPD voucher following marketing approval of OT-101 for DIPG. Dragon has agreed to invest cash and other assets with a value of approximately $27.6MM for 55% ownership of the JV; and Oncotelic has granted the License to the JV for 45% ownership in the JV for a fair value of about $22.6 million. The cash contributions by Dragon will allow the JV to commence the development of OT-101.

For information on the JV, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements above.

November – December 2021 and March 2022 Financing

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

In May 2022, November 2021 Talos note and the December 2021 First Fire note were fully repaid.

In June 2022, Mast converted their Note from November 2021 for which the company issued 4,025,000 shares of Common Stock.

In June 2022, First Fire exercised their warrant to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holders 500,000 shares of Common Stock.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This Note was undertaken by the Company pursuant to that certain Finder’s Fee Agreement between the Company and JH Darbie, dated October 26, 2021 (the “Agreement”).

May 2022 Financing

In May 2022, the Company entered into a Securities Purchase Agreements with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note.

June 2022 Financing

In June 2022, the Company entered into a Securities Purchase Agreements with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was utilized for corporate expenses.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the six months ended June 30, 2022 and 2021, there were no impairment losses recognized for long-lived assets.

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

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Investment in GMP Bio represents the investment into equity securities for which the Company elected the fair value option pursuant to ASC 825-10-15 and subsequent fair value changes in the GMP Bio shares are included in the result from continuing operations. Refer to Note 6 to these Notes to the Consolidated Financial Statements.

Joint Venture agreement

We have equity interest in unconsolidated arrangement that is primarily engaged in the business of drug discovery, development, and commercialization, including but not limited to development and commercialization of TGF-beta therapeutics as well as establishing and operating contract development and manufacturing organization (CDMO) facilities and capabilities. The Company first review the arrangement to determine if it meets the definition of an accounting joint venture pursuant to ASC 323-10-20. In order to meet the definition of a joint venture, the arrangement must have all of the following characteristics, (i) the arrangement is organized within a separate legal entity, (ii) the entity is under the joint control of the venturers, (iii) the venturers must be able to exercise joint control through their equity investments, (iv) the qualitative characteristics of the entity, including its purpose and design must be consistent with the definition of a joint venture

We consolidate arrangements that are considered to be VIEs where we are the primary beneficiary. We analyze our investments in joint ventures to determine if the joint venture is considered a VIE and would require consolidation. We (i) evaluate the sufficiency of the total equity investment at risk, (ii) review the voting rights and decision-making authority of the equity investment holders as a group and whether there are limited partners (or similar owning entities) that lack substantive participating or kick out rights, guaranteed returns, protection against losses, or capping of residual returns within the group and (iii) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination.

To the extent that we own interests in a VIE and we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation or rights to absorb losses or receive benefits that could potentially be significant to the VIE, then we would be determined to be the primary beneficiary and would consolidate the VIE. To the extent that we own interests in a VIE, then at each reporting period, we re-assess our conclusions as to which, if any, party within the VIE is considered the primary beneficiary.

To the extent that our arrangements do not qualify as VIEs, they are consolidated if we control them through majority ownership interests or if we are the managing entity (general partner or managing member) and our partner does not have substantive participating rights. Control is further demonstrated by our ability to unilaterally make significant operating decisions, refinance debt, and sell the assets of the joint venture without the consent of the non-managing entity and the inability of the non-managing entity to remove us from our role as the managing entity.

We use the equity method of accounting for those arrangements where we exercise significant influence but do not have control. Under the equity method of accounting, our investment in each arrangement is included on our consolidated balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our consolidated balance sheet.

When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed when its derecognition criteria are met. The equity method investment we retain in such partial sale transactions is noncash consideration and is measured at fair value. As a result, the accounting for a partial sale will result in the recognition of a full gain or loss.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

The Company elected the fair value option under the fair value option Subsection of Section 825-10-15 to account for its equity-method investment.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended June 30, 2022 to the three Months Ended June, 2021

A comparison of the Company’s operating results for the three months ended June 30, 2022 and 2021, respectively, is as follows.

	June 30, 2022	June 30, 2021	Variance
Operating expense:
Research and development	108,707	956,814	(848,107)
General and administrative	147,608	2,807,398	(2,659,790)
Total operating expense	256,315	3,764,212	(3,507,897)
Loss from operations	(256,315)	(3,764,212)	3,507,897
Reimbursement for expenses – related party	247,492	-	247,492
Interest expense, net	(1,094,878)	(433,979)	(660,899)
Gain on derecognition of non-financial asset	16,951,477	-	16,951,477
Change in the value of derivatives on debt	122,919	630,174	(507,255)

Net income (loss) before controlling interests	$15,970,695	$(3,568,017)	$19,538,712

Net (Income) Loss

We recorded a net income of approximately $16.0 million for the three months ended June 30, 2022, compared to a net loss of approximately $3.6 million for the three months ended June 30, 2021. The higher gain of approximately $19.5 million for the three months ended June 30, 2022 as compared to the same period of 2021 was primarily due to gain on derecognition of non-financial asset, of approximately $17 million, reduced stock-based compensation by approximately $2 million recorded in the three months ended June 30, 2022 compared to the same period of 2021, lower compensation expenses of approximately $1 million, reimbursement of expenses by a related party of approximately $0.25 million and higher interest expense of $0.7 million.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.8 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to lower personnel expenses and other operational expenses relate to OT-101 being borne by the JV.

As a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2022, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $2.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to stock compensation expense of approximately $2.0 million during the three months ended June 30, 2021 as compared to $25 thousand during the three months ended June 30, 2022, and lower compensation expenses of approximately $0.3 million which was borne by the JV .

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2022. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Reimbursement of expenses

The Company was reimbursed approximately $0.25 million, by Autotelic Inc. a related party, during the three months ended June 30, 2022 on behalf of our JV.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $1.1 million for the three months ended June 30, 2022 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, November/December 2021 Financing and May/June 2022 financing as compared to $0.4 million for the same period of 2021, in connection with debt raised from convertible notes and JH Darbie during 2021. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Gain on Derecognition of Non-financial Asset

During the three months ended June 30, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.8 million recorded at the time of the 2019 Merger with Oncotelic Inc.

Change in Value of Derivatives

During the three months ended June, 2022, we recorded approximately $0.1 million change in value upon conversion of certain debt owed to Peak One and TFK, to liabilities as a derivative, as well as new debt converting to liabilities on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded $0.6 million change during the same period in 2021. The Convertible Notes became convertible 180 days after issuance, and as such the CEO and the bridge investor had the ability to convert that debt into equity at a variable conversion price, giving rise to a derivative feature within the debt instrument resulting in the recording of a derivative liability and change in value of the derivative. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

A comparison of the Company’s operating results for the six months ended June 30, 2022 and 2021, respectively, is as follows.

	June 30, 2022	June 30, 2021	Variance
Operating expense:
Research and development	689,004	2,513,486	(1,824,482)
General and administrative	3,911,518	3,288,607	622,911
Total operating expense	4,600,522	5,802,093	(1,201,571)
Loss from operations	(4,600,522)	(5,802,093)	1,201,571
Reimbursement for expenses – related party	247,492	-	247,492
Interest expense, net	(1,392,341)	(954,886)	(437,455)
Gain on derecognition of non-financial asset	16,951,477	-	16,951,477
Change in the value of derivatives on debt	(67,922)	93,829	(161,751)
Loss on conversion of debt	(257,810)	(27,504)	(236,306)

Net income (loss) before controlling interests	$10,880,374	$(6,690,654)	$17,571,028

Net Income

We recorded a net income of approximately $10.9 million for the six months ended June 30, 2022, compared to a net loss of approximately $6.7 million for the six months ended June 30, 2021. The higher income of approximately $17.6 million for the six months ended June, 2022 as compared to the same period of 2021, was primarily due to due to gain on sale of non-financial asset of approximately $17 million, lower operating expense of approximately $1.2 million, higher loss on conversion of debt of approximately $0.2 million, and higher interest expense of $0.4 million.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $1.8 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to reduced compensation cost of $0.7 million and reduced clinical trial cost of $1.3 million. As a result of our JV with Dragon and GMP Bio, the JV absorbed most of the compensation costs as well as some of the operational costs.

As a result of our JV, we expect our R&D expense to decrease for the remainder of the year 2022, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $0.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the lower compensation and legal costs of approximately $0.2 million, offset by higher stock-based compensation expense of approximately $ 0.8 million.

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2022. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $1.4 million for the six months ended June 30, 2022 primarily in connection with debt raised from convertible notes, JH Darbie Financing, November/December 2021 Financing and May/June 2022 Financing, as compared to approximately $1.0 million for the same period of 2021, in connection with debt raised from convertible notes during 2019 and JH Darbie Financing.

Reimbursement of expenses

The Company was reimbursed approximately $0.25 million, by Autotelic Inc. a related party, during the six months ended June 30, 2022 on behalf of our JV.

Gain on Derecognition of Non-financial Asset

During the three months ended June 30, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc.

Change in Value of Derivatives

During the six months ended June 30, 2022, we recorded approximately $68 thousand change in value upon conversion of the debt to liabilities as a derivative as well as new debt converting to liabilities on the Convertible Notes. The Company recorded approximately $93 thousand change in value during the same period in 2021. The Convertible Notes became convertible 180 days after issuance, and as such Peak One, TFK, the CEO and the bridge investor had the ability to convert that debt into equity at: (i) the variable conversion price of 65% of the Company’s lowest traded price after the first 180 days, or (ii) at the lower of $0.10 per share or 55% of the Company’s traded stock price under certain circumstances. This gave rise to a derivative feature within the debt instrument which resulted in the recording of a derivative liability and change in value of the derivative.

Loss on Conversion of Debt

During the six months ended June 30, 2022, we recorded a loss of $0.25 million on conversion of debt as compared to a loss of $27 thousand related to the difference in fair value to the price at which the debt was converted.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	June 30, 2022	December 31, 2021
Cash, including restricted cash of $20	$419	$589
Working capital	(15,645)	(14,828)
Stockholders’ Equity	24,280	8,158

The Company has incurred net accumulated losses of approximately $19.9 million, negative working capital of over $15 million and negative cash flow from operations of approximately $1.2 million at June 30, 2022. Management expects to incur significantly lower costs losses in the foreseeable future and recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders, and sale of equity under the EPA with Peak One. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P.

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

Cash Flows ($ in ‘000’s)

	Six month ended June 30,
	2022	2021
Net cash used in operating activities	$(1,166)	$(2,466)
Net cash provided by financing activities	997	2,453
Increase (decrease) in cash	$(169)	$(13)

Operating Activities

Net cash used in operating activities was approximately $1.2 million for the six months ended June 30, 2022. This was due to the net income of approximately $10.9 million, primarily offset by non-cash gain on the sale of its non-financial asset of approximately $17 million, non-cash amortization of debt discounts and deferred financing costs of $1.1 million, non-cash stock compensation costs of $0.3 million, fair value of the warrants issued during the three months ended June 30, 2022 of $2.9 million, non-cash loss on debt conversion of approximately $0.5 million and changes in operating assets and liabilities of approximately $0.2 million.

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

Financing Activities

For the six months ended June 30,2022, net cash provided by financing activities was approximately $1.0 million, due to a receipt of cash from sale of shares under the EPA of approximately $0.1 million, a short-term convertible loan GMP of $0.5 million, approximately $1.0 million under the March 2022, May 2022 and June 2022 notes, offset by repayments of debt of approximately $0.5 million to some note holders and approximately $0.1 million to short term loan holders and one PPM note holder.

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

Although we may from time-to-time manufacture drugs and conduct preclinical or clinical trials outside of the United States, we believe our exposure to foreign currency risk to be immaterial.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2022 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we expect the Company to complete its planned execution of internal controls over financial reporting during the year ended December 31, 2022, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2022. The risks described below and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business may suffer from the severity or longevity of the COVID-19 Global Outbreak.

The COVID-19 continues impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company, other than as set forth above. However, the Company cannot predict whether COVID-19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our customers and/or our potential investors.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2022, three of the five investors from the November/December 2021 financing made a cashless exercise for their warrants. In connection with this exercise, the Company issued 3,041,958 shares of Common Stock in exchange of approximately 5,769,231 million warrants.

In May 2022, Blue Lake made a cashless exercise for their warrants. In connection with this exercise, the Company issued 1,403,326 shares of Common Stock in exchange of 1,923,077 warrants.

In June 2022, Mast Hill converted their debt of approximately $0.28 million. In connection with the Note conversion, the Company issued 4,025,000 shares of Common Stock to Mast Hill.

In June 2022, Company issued 500,000 shares of Common Stock to First Fire as a partial repayment of convertible debt of $35,000.

In June 2022, First Fire made a cashless exercise for their warrants. In connection with this exercise, the Company issued 1,183,400 shares of Common Stock in exchange for 1,923,077 warrants.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2022:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.2

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	S-8	5/7/2021	10.1

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1
10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2022 and December 31, 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 22, 2022

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 22, 2022

