Form 10-Q
period 2022-09-30
Oncotelic Therapeutics, Inc.
filed 2022-11-18
CIK 908259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, there were 391,107,595 shares of the registrant’s common stock outstanding.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$253,882	$568,769
Restricted cash	20,000	20,000
Accounts receivable	19,748	19,748
Prepaid & other current assets	18,394	18,778

Total current assets	312,024	627,295

Intangibles, net of accumulated amortization of $201,180 and $188,339 as of September 30, 2022 and December 31, 2021	-	821,841
In process R&D	1,101,760	1,101,760
Goodwill	16,182,457	21,062,455
Investment in GMP Bio at fair value	22,640,521	-
Total assets	$40,236,762	$23,613,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,852,159	$3,092,723
Accounts payable - related party	349,462	403,423
Contingent consideration	2,625,000	2,625,000
Derivative liability on notes	302,550	340,290
Convertible and short-term debt, net of costs	9,250,021	8,166,622
Convertible debt and short-term debt - related party, net of costs	831,266	826,862

Total current liabilities	16,210,458	15,454,920

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 750,000,000 shares authorized; 390,195,433 and 375,288,146 issued and outstanding, respectively	3,901,954	3,752,881
Additional paid-in capital	40,921,704	35,223,842
Accumulated deficit	(20,636,647)	(31,021,050)
Total Oncotelic Therapeutics, Inc. stockholders’ equity	24,187,011	7,955,673
Non-controlling interests	(160,707)	202,758

Total stockholders’ equity	24,026,304	8,158,431
Total liabilities and stockholders’ equity	$40,236,762	$23,613,351

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$1,700	$621,927	$690,705	$3,135,413
General and administrative	593,739	1,187,035	4,505,256	4,475,642
Total operating expenses	595,439	1,808,962	5,195,961	7,611,055

Loss from operations	(595,439)	(1,808,962)	(5,195,961)	(7,611,055)
Other income (expense):
Interest expense, net	(606,824)	(445,363)	(1,999,164)	(1,400,249)
PPP loan forgiveness	-	253,347	-	253,347
Gain on derecognition of non-financial asset	-	-	16,951,477	-
Reimbursement for expenses - related party	237,165	-	484,657	-
Change in fair value of derivative on debt	105,662	145,449	37,740	239,278
Loss on debt conversion	-	-	(257,810)	(27,504)
Total other income (expense)	(263,997)	(46,567)	15,216,900	(935,128)
Net income (loss) before non-controlling interests	(859,436)	(1,855,529)	10,020,939	(8,546,183)
Net loss attributable to non-controlling interests	(81,501)	(293,001)	(363,465)	(949,295)
Net income (loss) attributable to Oncotelic Therapeutics, Inc.	$(777,935)	$(1,562,528)	$10,384,404	$(7,596,888)

Basic net loss per share attributable to common stock	$(0.00)	$(0.00)	$0.03	$(0.03)
Basic weighted average common stock outstanding	386,751,480	370,443,893	385,610,191	279,358,671

Diluted net loss per share attributable to common stock	$(0.00)	$(0.00)	$0.02	$(0.03)
Diluted weighted average common stock outstanding	386,751,480	370,443,893	420,738,409	279,358,671

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENT of STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2022	-	$-	375,288,146	$3,752,881	$35,223,842	$(31,021,050)	$202,758	$8,158,431

Common shares issued upon cashless exercise of warrants			3,041,958	30,420	(30,420)	-	-	-
Common shares issued for cash			300,000	3,000	48,805			51,805
Stock compensation expense	-	-	-	-	297,360	-	-	297,360
Warrants issued in connection with note extension	-	-	-	-	2,905,316	-	-	2,905,316
Net loss	-	-				(4,849,781)	(240,540)	(5,090,321)
Balance at March 31, 2022	-	-	378,630,104	3,786,301	38,444,903	(35,870,831)	(37,782)	6,322,591

Beneficial Conversion Feature on convertible debt	-	-	-	-	570,717	-	-	570,717
Warrants issued in connection with debt issuance	-	-	-	-	368,375	-	-	368,375
Common shares issued for cash	-	-	300,000	3,000	43,822	-	-	46,822
Common shares issued in connection with debt conversion	-	-	4,525,000	45,250	286,001	-	-	331,251
Common shares issued upon cashless exercise of warrants	-	-	2,586,758	25,867	(25,867)	-	-	-
Stock compensation expense	-	-	-	-	25,196	-	-	25,196
Contribution from shareholder for payment of liabilities	-	-	-	-	644,463	-	-	644,463
Net income	-	-	-	-	-	16,012,119	(41,424)	15,970,695
Balance at June 30, 2022	-	$-	386,041,862	$3,860,418	$40,357,610	$(19,858,712)	$(79,206)	$24,280,110

Common shares issued for cash			700,000	7,000	53,193	-	-	60,193
Common shares issued in connection with debt conversion			3,453,571	34,536	207,214			241,750
Stock compensation expense					303,687			303,687
Net loss	-	-				$(777,935)	$(81,501)	(859,436)
Balance at September 30, 2022	-	$-	390,195,433	$3,901,954	$40,921,704	$(20,636,647)	$(160,707)	$24,026,304

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at January 1, 2021	278,188	$2,782	90,601,912	$906,019	$32,493,086	$(21,630,008)	$708,954	$12,480,833

Common shares issued upon conversion of Preferred Stock	(278,188)	(2,782)	278,187,847	2,781,878	(2,779,096)	-	-	-
Common shares issued upon conversion of debt	-	-	657,200	6,572	203,729	-	-	210,301
Beneficial Conversion Feature on convertible debt	-	-	-	-	605,719	-	-	605,719
Warrants issued in connection with private placement	-	-	-	-	166,575	-	-	166,575
Increase in non-controlling interest from issuance of additional Edgepoint stock	-	-	-	-	-	-	620,052	620,052
Net loss	-	-	-	-	-	(2,803,080)	(319,557)	(3,122,637)
Balance at March 31, 2021	-	-	369,446,959	3,694,469	30,690,013	(24,433,088)	1,009,449	10,960,843

Warrants issued in connection with private placement	-	-	-	-	2,023,552	-	-	2,023,552
Common shares issued in lieu of services	-	-	250,000	2,500	67,500	-	-	70,000
Common shares issued for cash	-	-	400,000	4,000	95,055	-	-	99,055
Net loss	-	-	-	-	-	(3,231,280)	(336,737)	(3,568,017)
Balance as of June 30, 2021	-	-	370,096,959	3,700,969	32,876,120	(27,664,368)	672,712	9,585,433

Common shares issued in lieu of services	-	-	310,000	3,100	20,541	-	-	23,641
Common shares issued for cash			900,000	9,000	100,688	-	-	109,688
Common shares issued in lieu of restricted stock units	-	-	1,257,952	12,580	213,852	-	-	226,432
Stock Compensation Expense	-	-	-	-	299,890	-	-	299,890
Net loss	-	-	-	-	-	(1,562,528)	(293,001)	(1,855,529)
Balance as of September 30, 2021	-	$-	372,564,911	$3,725,649	$33,511,091	$(29,226,896)	$379,711	$8,389,555

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ONCOTELIC THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,020,939	$(8,546,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on derecognition of non-financial asset	(16,951,477)	$-
Amortization of debt discount and deferred finance costs	1,560,173	1,059,525
Amortization of intangible assets	12,841	38,524
Warrants issued in connection with private placement	2,905,316	2,093,552
Common shares issued in lieu of restricted stock units	-	226,432
Stock compensation expense	626,243	299,890
Depreciation on development equipment	-	7,609
Change in fair value of derivative	(37,740)	(239,278)
Loss on debt conversion	257,810	27,504
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	384	30,865
Accounts payable and accrued expenses	287,590	1,600,849
Accounts payable to related party	(53,961)	34,109
Net cash used in operating activities	(1,371,882)	(3,366,602)

Cash flows from financing activities:
Proceeds from / (repayment to) private placement	(25,000)	1,613,200
Proceeds from sales of common stock	158,820	118,594
Proceeds from convertible debt	983,175	300,000
Proceeds from convertible notes and short term loans, others	500,000	1,020,875
Repaid to note holders	(500,000)	(100,000)
Repaid to others	(60,000)	(75,000)
Proceeds from Payroll Protection Plan	-	92,995

Net cash provided by financing activities	1,056,995	2,970,664

Net decrease in cash	(314,887)	(395,938)

Cash and restricted cash - beginning of period	588,769	494,019

Cash and restricted cash - end of period	$273,882	$98,081

Supplemental cash flow information:
Cash paid for:
Interest paid	$328,181	$298,401
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Warrants issued in connection with private placement	$3,273,691	$2,190,127
Common shares issued upon partial conversion of debt	$573,001	$210,301
Common shares issued in lieu of services	$-	$93,641
Common shares issued in lieu of restricted stock units	$-	$226,432
Non-cash cost upon sale of common stock	$79,180	$39,991
Beneficial Conversion Feature on convertible debt and restricted common shares	$570,717	$605,719

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

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company is primarily a cancer immunotherapy company dedicated to the development of first in class self-immunization protocol (“SIP™”) candidates for difficult to treat cancers. The Company’s proprietary SIP™ candidates are expected to offer advantages over other immunotherapies because they do not require extraction of the tumor or isolation of the antigens, and they have the potential for broad-spectrum applicability for multiple cancer types. The Company’s proprietary product candidates have shown promising clinical activity in phase 2 trials for the treatment of gliomas and pancreatic cancers. The Company aims to translate its unique insights, which span more than three decades of original work using RNA therapeutics, into the deployment of antisense as a RNA therapeutic for diseases which are caused by TGF-β overexpression, starting with cancer and expanding to Duchenne Muscular Dystrophy (“DMD”) and others. OT-101, is being developed as a broad-spectrum anti-cancer drug that can also be used in combination with other standard cancer therapies to establish an effective multi-modality treatment strategy for difficult-to-treat cancers. The JV plans to initiate phase 3 clinical trials for OT-101 in both high-grade glioma and pancreatic cancer, and any other indications that may evolve, for human pharmaceutical needs. The Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma. The JV is also developing OT-101 for the various epidemics and pandemics, similar to the current corona virus (“COVID-19”) pandemic. In this connection, the Company entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services and was paid for the development of OT-101. In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. For more information on GMP and Artemisinin, refer to our 2021 Annual report on Form 10-K filed with the SEC on April 15, 2022.

Fundraising

J.H. Darbie Financing Notes & Issuance of Oncotelic Warrants

Between July 2020 and March 2021, the Company issued and sold a total of 100 units (“Units”). For more information on the JH Darbie Financing, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and Note 7 to these Financial Statements.

In February 2022, the Company and 99 out of 100 of the Investors agreed to extend the maturity date of the notes connected to the Units from March 31, 2022, to March 31, 2023. In addition, the Company issued approximately 33 million warrants to purchase $50,000 of shares of common stock of the Company in connection with agreeing to extend the maturity date by one year. The issuance of the additional warrants resulted in the Company recording an expense of approximately $2.9 million in the Company’s statement of operations during the nine months ended September 30, 2022.

Equity Purchase Agreement

In May 2021, the Company entered into an Equity Purchase Agreement (the “EPL”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10.0 million (the “Maximum Commitment Amount”) in shares of the common stock, par value $0.01 per share (“Common Stock”) in multiple tranches. The Company filed a post-effective amendment to reregister the EPL on April 26, 2022 and the post-effective amendment was found effective by the SEC on May 6, 2022. Since the EPL was made effective in June 2021 till September 30, 2022, the Company has directed Peak One, on multiple occasions, for an aggregate of 4.7 million shares of Common Stock for aggregate net cash proceeds of approximately $0.6 million. For more information on the EPL, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

August 2021 Notes

In August 2021, the Company issued Note Purchase Agreements with Autotelic Inc., a related party, the Company’s Chief Financial Officer (“CFO”), and certain other accredited investors. Under the terms of the Note Purchase Agreements, the Company issued an aggregate of $698,500 (the “Principal Amount”) in debt in the form of unsecured convertible promissory notes (collectively, the “August 2021 Notes”). For further information on the Agreement, refer to our 2021 Annual report on Form 10-K filed with the SEC on April 15, 2022 and Note 5 to these Notes to the Consolidated Financial Statements.

November/December 2021 and March 2022 Notes

In November and December 2021, the Company entered into various securities purchase agreements with Talos Victory Fund, LLC (the (“Talos”), Mast Hill Fund, LP (“Mast”), FirstFire Global Opportunities Fund, LLC (“FirstFire”), Blue Lake Partners, LLC (“Blue Lake”) and Fourth Man, LLC (“Fourth Man”), (collectively called the “Purchase Agreements”), pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.25 million each, aggregating gross $1.25 million (the “November/December Notes”), which November/December Notes are convertible into shares of the Company’s Common Stock.

The Purchase Agreements were entered into as part of a convertible note financing round with aggregate gross proceeds to the Company of up to $1.25 million (the “Financing”), undertaken by the Company pursuant to that certain Finder’s Fee Agreement between the Company and JH Darbie & Co., Inc. (“JH Darbie”), dated October 26, 2021 (the “Darbie Agreement”). All of the Purchase Agreements and the Note contain identical terms except with reference to the name of the holders, the use of proceeds, which include repayment of certain debt, general corporate expenses and payroll, as applicable and the jurisdictions.

In January 2022, three of the five note holders under the November and December 2021 Notes exercised their warrants to purchase shares of Common Stock of the Company on a cashless basis. As such, the Company issued the note holders 3,041,958 shares of Common Stock.

In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. This Note was undertaken by the Company pursuant to the Darbie Agreement.

In August 2022, the Company converted $140,000 of Fourth Man Note into 2,025,000 shares of common stock. Further in September 2022, the Company converted $68,250 of Blue Lake note into 1,428,571 shares of common stock.

For more information on the notes, refer to Note 6: November – December 2021 Financing of these Notes to the Unaudited Consolidated Financial Statements.

May 2022 Note

In May 2022, the Company entered into a Securities Purchase Agreement with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million, which note is convertible into shares of the Company’s Common Stock. This note was used to fully repay November 2021 Talos note and the December 2021 First Fire note. $35,000 of the First Fire Note was converted into 500,000 shares of Common Stock and the balance was repaid in cash

In June 2022, Mast fully converted their November 2021 Note, for which the company issued 4,025,000 shares of Common Stock.

June 2022 Note

In June 2022, the Company entered into a Securities Purchase Agreement with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million, which note is convertible into shares of the Company’s Common Stock. This note was utilized for corporate expenses.

Joint Venture with GMP Bio

In March 2022, the Company formalized a joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of GMP. Although no assurances can be given, the Company and GMP currently intend to conduct an initial public offering of the JV, at a future date, on either the Hong Kong Exchange or other stock exchange. For more information on the JV, refer to Note 6 of the Notes to these Financial Statements and our Current Report on Form 8-K filed with the SEC on April 6, 2022.

The Company also entered into certain note purchase agreements and notes with GMP in September 2021, October 2021 and January 2022. For information on the GMP notes, refer to our 2021 Annual Report on Form 10K filed with the SEC on April 15, 2022 and Note 6 to the Notes to these Financial Statements.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net accumulated losses of approximately $20.6 million, negative working capital of over $15.9 million and negative cash flow from operations of approximately $1.4 million at September 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. Management expects to incur significantly lower costs and losses in the foreseeable future, as a majority of the costs related with the development of OT-101 will be incurred by the JV, but the Company also recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. For more information on Liquidity and Going Concern, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company’s long-term plans include continued development of its current pipeline of products, in addition to continue the development of OT-101 which is exclusively out-licensed to the JV and the JV will be responsible for the funding required to support the development in entirety, to generate sufficient revenues, through either technology transfer or product sales, or raise additional financing to cover its anticipated expenses. Until the Company is able to generate sufficient revenues from its current pipeline, the Company plans on funding its operations through the sale of equity and/or the issuance of debt, combined with or without warrants or other equity instruments.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the potential equity and/or debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. Also, management cannot guarantee any potential debt or equity financing will be available on favourable terms or at all. As such, management does not believe the Company has sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Cash

As of September 30, 2022, and December 31, 2021 the Company held all its cash in banks. The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively. Restricted cash consists of certificates of deposits held at banks as collateral for various purposes.

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

Investment in equity securities

The following table summarizes the cumulative gross unrealized gains and losses and fair values for long-term investments accounted for at fair value under the fair value option, with the unrealized gains and losses reported within earnings on the Condensed Consolidated Statements of Operation as of September 30, 2022. No similar investments were held by the Company at December 31, 2021:

	Initial Book Value	Cumulative Gross Unrealized Gains	Cumulative Gross Unrealized Losses	Fair Value
September 30, 2022
Investment in GMP Bio (equity securities)	$22,640,521	$-	$-	$22,640,521
Total	$22,640,521	$-	$-	$22,640,521

The table below sets forth a summary of the recording of the initial value of the long-term value of investment in equity securities of GMP Bio, based on a third-party valuation report, and changes in the fair value of such equity securities, if such change occurs, as a Level 3 fair value as of September 30, 2022. The Company did not own similar long-term investments as of September 30, 2021:

September 30, 2022 Fair Value
Balance at January 1, 2022	$-
Contribution at cost basis	5,689,044
Gain on derecognition of non-financial asset	16,951,477
Change in fair value	-

Balance at September, 2022	$22,640,521

Derivative Liability

The Company has certain derivative liabilities associated with its 2019 bridge financing Convertible Notes (see Note 5), consisted of conversion feature derivatives at September 30, 2022 and 2021, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 as of September 30, 2022 and 2021:

	September 30, 2022 Conversion Feature	September 30, 2021 Conversion Feature
Balance at January 1, 2022 and 2021	$340,290	$777,024
New derivative liability	-	-
Reclassification to additional paid in capital from conversion of debt to common stock	-	(144,585)
Change in fair value	(37,740)	(239,278)

Balance at September, 2022 and 2021	$302,550	$393,161

As of September 30, 2022, and December 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on assumptions used in the Black-Scholes valuation model. The key valuation assumptions used consists, in part, of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement dates. The Company used the following assumptions to estimate fair value of the derivatives as of September 30, 2022:

September 30, 2022 Key Assumptions for fair value of conversions
Risk free interest	0.17% -2.69%
Market price of share	$0.07- 0.23
Life of instrument in years	0.01-0.33
Volatility	99.80%-109.40%
Dividend yield	0%

When the Company changes its valuation inputs for measuring financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2022 and 2021, respectively, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The $2,625,000 of contingent consideration, of shares issuable to PointR shareholders which was recorded and associated with the PointR Merger, is also classified as Level 3 fair value measurements. For more information on the contingent consideration, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 21, 2022.

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

For stock options issued to employees, members of the Board of Directors (the “Board”) and consultants for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and nine months ended September 30, 2022 and the year ended December 31, 2021, there were no impairment losses recognized for intangible assets. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three and nine months ended September 30, 2022, we derecognized the intangibles of $0.8 million associated with OT-101 upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. For the three and nine months ended September 30, 2022 and the year ended December 31, 2021 there were no impairment losses recognized for Goodwill. When we sell or contribute properties to unconsolidated arrangements and retain a non-controlling ownership interest in such assets, we recognize the difference between the consideration received and the carrying amount of the asset sold or contributed. For the three and nine months ended September 30, 2022, we derecognized the goodwill of $4.8 million associated with OT-101upon the transfer of our non-financial asset as a capital contribution for our 45% ownership in the JV.

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

Variable Interest Entity (VIE) Accounting

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At September 30, 2022 and December 31, 2021, the Company identified EdgePoint to be the Company’s sole VIE. At September 30, 2022 and December 31, 2021, the Company’s ownership percentage of EdgePoint was 29% and 29%, respectively. The VIE’s net assets were $14 thousand and $0.1 million at September 30, 2022 and December 31, 2021, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is evaluating the impact of implementation on its financial statements, if any.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Prior Period Reclassifications

Certain amounts in prior periods may have been reclassified to conform with current period presentation, if any.

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Goodwill from 2019 Reverse Merger with Oncotelic and PointR

The Company completed the merger with Oncotelic Inc. (“Merger”) in April 2019. The Company completed the merger with PointR Data Inc (“PointR Merger”) in November 2019. For more details on the two mergers, refer to our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company on April 15, 2021.

The Oncotelic merger gave rise to Goodwill of $4,879,999. Further, we added goodwill of $16,182,456 upon the completion of the Merger with PointR. In general, the goodwill is tested on an annual impairment date of December 31. As of September 30, 2022, the goodwill from the Oncotelic merger of $4.9 million was contributed towards the JV as Oncotelic’s investment in equity in GMP Bio. Since the PointR assets are currently being developed for therapies and manufacturing AI platforms, the Company does not believe the there are any factors or indications that the goodwill is impaired.

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

Intangible Asset Summary

The following table summarizes the balances as of September 30, 2022 and December 31, 2021, of the intangible assets acquired, their useful life, and annual amortization:

	September 30, 2022	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	16.25
Intangible asset – Capitalization of license cost	190,989	16.25
	1,010,180
Less Accumulated Amortization	(201,180)
Less: Derecognition of carrying value upon transfer of non-financial asset	(809,000)
Total	$-

	December 31, 2021	Remaining Estimated Useful Life (Years)
Intangible asset – Intellectual property	$819,191	17.00
Intangible asset – Capitalization of license cost	190,989	17.00
	1,010,180
Less Accumulated Amortization	(188,339)
Total	$821,841

Amortization of identifiable intangible assets for the three months ended September 30, 2022 and 2021 was $0 and $12,841, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2022 and 2021 was $12,841 and $38,524, respectively. Upon the non-financial sale of our asset as contribution to our equity method investment of approximately $0.8 million, we derecognized the balance of the carrying value of our intangibles in accordance with our policy and authoritative accounting guidance.

There will be no future yearly amortization expense related to our intangibles.

In-Process Research & Development (“IPR&D”) Summary

The IPR&D assets were acquired in the PointR Merger during the year ended December 31, 2019. Since January 2021, the Company has determined that the IPR&D should be reported as an indefinitely lived asset and therefore will evaluate, on an annual basis, for any impairment on the IPR&D and will record an impairment if identified. The balance of IPR&D as of September 30, 2022 and December 31, 2021 was $1,101,760. The following table summarizes the balances as of September 30, 2022 and December 31, 2021 of the IPR&D assets. The Company evaluates, on an annual basis, for any impairment and records an impairment if identified. The Company identified no impairment to IPR&D assets during its evaluation.

September 30, 2022
Intangible asset – Intellectual property	$1,377,200
1,377,200
Less Accumulated amortization	(275,440)
Total	$1,101,760

December 31, 2021
Intangible asset – Intellectual property	$1,377,200
1,377,200
Less Accumulated amortization	(275,440)
Total	$1,101,760

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following amounts:

	September 30, 2022	December 31, 2021

Accounts payable	$1,783,561	$1,927,749
Accrued expense	1,068,598	1,164,974
	$2,852,159	$3,092,723

	September 30, 2022	December 31, 2021

Accounts payable – related party	$349,462	$403,423

NOTE 5 – CONVERTIBLE DEBENTURES, NOTES AND OTHER DEBT

As of September 30, 2022 special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, consist of the following amounts:

September 30, 2022
Convertible debentures
10% Convertible note payable, due April 23, 2022 – Bridge Investor	$35,556
10% Convertible note payable, due April 23, 2022 – Related Party	164,444
10% Convertible note payable, due August 6, 2022 – Bridge Investor	200,000
400,000
Fall 2019 Notes
5% Convertible note payable – Stephen Boesch	122,708
5% Convertible note payable – Related Party	285,608
5% Convertible note payable – Dr. Sanjay Jha (Through his family trust)	285,128
5% Convertible note payable – CEO, CTO* & CFO – Related Parties	93,432
5% Convertible note payable – Bridge Investors	191,422
978,298

August 2021 Convertible Notes
5% Convertible note – Autotelic Inc– Related Party	264,426
5% Convertible note – Bridge investors	395,053
5% Convertible note – CFO – Related Party	79,328
738,807

JH Darbie PPM Debt
16% Convertible Notes - Non-related parties	2,305,370
16% Convertible Notes – CEO – Related Party	141,928
2,447,298

November/December 2021 & March 2022 Notes
12% Convertible Notes – Accredited Investors	304,683

Debt for Clinical Trials – GMP
2% Convertible Notes – GMP	4,637,096

May and June 2022 Note
12% Convertible Notes – Accredited Investors	288,540

Other Debt
Short term debt – Bridge investors	243,916
Short term debt from CFO – Related Party	25,050
Short term debt – Autotelic Inc– Related Party	20,000
288,966
Accrued interest	-2,401
Total of convertible debentures & notes and other debt	$10,081,287

For information on the special purchase agreements (SPAs) with convertible debentures and notes, net of debt discount and including accrued interest, if any, as of December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Convertible Debentures

As of September 30, 2022, the Company had a derivative liability of approximately $300,000 and a change in fair value of approximately $38,000 on the Convertible Debentures issued in 2019 to our CEO and a bridge investor.

Bridge Financing

Notes with Officer and Bridge Investor

In April 2019, the Company entered into a Securities Purchase Agreement (the “Bridge SPA”) with our CEO and the Bridge Investor with a commitment to purchase convertible notes in the aggregate of $400,000. For more information on the Bridge SPA, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the Trieu Note resulted in a discount from the beneficial conversion feature totaling $131,555 related to the conversion feature. Total amortization of the OID and the discount totaled $19,500 and $2,743 for the nine months ended September 30, 2022, and 2021. Total unamortized discount on this note was approximately $0 and $19,000 as of September 30, 2022, and December 31, 2021, respectively.

In April 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #1 (“Tranche #1”) with the Bridge Investor. For more information on Tranche #1, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $28,445. Total amortization of the OID and discount totaled approximately $4,400 and $1,400 for the nine months ended September 30, 2022, and 2021, respectively. Total unamortized discount on this note was approximately $0 and $4,400 as of September 30, 2022, and December 31, 2021.

On August 6, 2019, pursuant to the Bridge SPA the Company entered into Convertible Note Tranche #2 (“Tranche #2”) with the Bridge Investor. For more information on Tranche #2, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The issuance of the note resulted in a discount from the beneficial conversion feature totaling $175,000. Total amortization of the OID and discount totaled approximately $11,700 and approximately $6,300 for the nine months ended September 30, 2022, and 2021, respectively. Total unamortized discount on this note was $0 and $12,000 as of September 30, 2022, and December 31, 2021.

Fall 2019 Debt Financing

In December 2019, the Company closed its Fall 2019 Debt Financing, raising an additional $500,000 bringing the gross proceeds of all debt financings under the Fall 2019 Debt Financing to $1,000,000. . The Majority Holders have waived the default in the maturity of the Fall 2019 Notes and as such there is no event of default. The Majority Holders have also extended the terms of the notes till June 30, 2023. For more information on the Fall 2019 Debt Financing, refer to our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The Company recorded interest expense of $10,625 and $31,875 for the three and nine months ended September 30, 2022. The Company recorded interest expense of $10,625 and $32,787 for the three and nine months ended September 30, 2021. The total amount outstanding under the Fall 2019 note, including accrued interest was $978,299 and $946,424 as of September 30, 2022 and December 31, 2021, respectively. The Company repaid $0 of principal during the three and nine months ended September 30, 2022. The total gross principal amount was $850,000 as of September 30, 2022, and December 31, 2021.

GMP Notes

In June 2020, the Company secured $2 million in debt financing, evidenced by a one-year convertible note (the “GMP Note”) from GMP, to conduct a clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest, and is personally guaranteed by Dr. Vuong Trieu, the Chief Executive Officer of the Company. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note’s maturity of the GMP Note, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2022. GMP does not have the option to convert prior to the GMP Note’s maturity. Such financing will be utilized solely to fund the clinical trial. The Company’s liability under GMP Note commenced to accrue when GMP first began to pay for services related to the clinical trial to our third-party clinical research organization, up to a maximum of $2 million. GMP has been invoiced by the clinical research organization for the full $2 million as of March 31, 2022, and as such the Company has recognized the liability as a convertible debt.

In September 2021, the Company secured a further $1.5 million in debt financing, evidenced by a one-year convertible note (the “GMP Note 2”) from GMP, to fund the same clinical trial evaluating OT-101 against COVID-19 bearing 2% annual interest. The GMP Note is convertible into the Company’s Common Stock upon the GMP Note 2’s maturity one year from the date of the GMP Note 2, at the Company’s Common Stock price on the date of conversion with no discount. GMP has waived the default in the maturity of the GMP Note and as such there is no event of default and also agreed to extend the date of maturity of the GMP Note to December 31, 2022. GMP does not have the option to convert prior to the GMP Note 2’s maturity at the end of one year. Such financing was to be utilized solely to fund the clinical trial. GMP was invoiced by the clinical research organization for $0.5 million and. GMP paid the clinical trial organization the first tranche of $0.5 million in October 2021.

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

The total principal outstanding on all the GMP notes, inclusive of accrued interest, was $4,637,096 and $4,069,781 as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 31, 2022, and 2021, the Company incurred approximately $66,500 and approximately $10,600, of interest expense respectively.

August 2021 Notes

In August 2021, the Company entered into Note Purchase Agreements with Autotelic - a related party, our CFO - a related party, and certain accredited investors (the “August 2021 investors”), whereby the Company issued four convertible notes in the aggregate principal amount of $698,500 convertible into shares of common stock of the Company for net proceeds of $690,825. The convertible notes carry a five (5%) percent coupon and mature one year from issuance. The majority of the August 2021 investors have the right, but not the obligation, not more than five days following the maturity date, to convert all, but not less than all, the outstanding and unpaid principal plus accrued interest into the Company’s common stock, at a conversion price of $0.18. The August 2021 Note Holders has waived the default in the maturity of the August 2021 Notes and as such there is no event of default and also agreed to extend the date of maturity of the August 2021 Notes to June 30, 2023. The Company determined that the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the debt host instrument. Further, the Company determined that the embedded conversion feature meets the definition of a derivative but met the scope exception to the derivative accounting required under ASC 815 for certain contracts involving a reporting entity’s own equity.

During the three and nine months ended September 30, 2022, the Company recognized approximately $8,700 and $26,050 of interest, respectively.

During the three and nine months ended September 30, 2021, the Company recognized approximately $5,400 of interest.

At September 30, 2022, and December 31, 2021, accrued interests on these convertible notes totaled approximately $40,300 and $14,260, respectively.

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

During the nine months ended September 30, 2022, the Company converted the Mast Hill convertible note into 4,025,000 shares of the Company’s common stock, which fully retired the convertible note as of June 30, 2022. Such conversion resulted in a loss from debt conversion of approximately $0.1 million, which was recorded in other expense in the Company’s consolidated statements of operations.

During the nine months ended September 30, 2022, the Company repaid the Talos Victory and First Fire convertible notes with the proceeds from the May 2022 Mast Hill convertible note. Such repayment resulted in a loss from debt extinguishment of approximately $258,100, which was recorded in other expense in the Company’s consolidated statements of operations.

During the nine months ended September 30, 2022, the Company converted $68,250 of Blue Lake note into 1,428,571 shares of common stock.

During the nine months ended September 30, 2022, the Company converted $140,000 of Fourth Man note into 2,025,000 shares of common stock.

As of September 30, 2022, and December 31, 2021, convertible notes under the November-December 2021 Financing, net of debt discount, consist of the following amounts:

	September 30, 2022	December 31, 2021

Mast Hill Convertible note, 12% coupon November 21	$-	$250,000
Talos Victory Convertible note, 12% coupon November 2021	-	250,000
First Fire Convertible note, 12% coupon, December 2021	-	250,000
Blue Lake Convertible note, 12% coupon, December 2021	181,750	250,000
Fourth Man Convertible note, 12% coupon December 2021	110,000	250,000
Convertible notes, gross	$291,750	$1,250,000
Less Debt discount recorded	(500,000)	(1,250,000)
Amortization debt discount	386,734	76,994
Convertible notes, net	$178,484	$76,994

The Company recognized approximately $150,000 and $0 of interest during the nine months ended September 30, 2022, and 2021, respectively. The balance of Accrued interest was approximately $30,000 and $10,300 as of September 30, 2022, and December 31, 2021, respectively.

The Company recognized approximately $774,600 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature as of September 30, 2022, and 2021, respectively.

The Company recorded an initial debt discount of approximately $0.4 million representing the intrinsic value of the conversion option embedded in the convertible debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $0.8 million for the nine months ended September 30, 2022, which is included in interest expense in the consolidated statements of operations.

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

As of September 30, 2022, the March 2022 convertible note, net of debt discount, consisted of the following amount. There were no similar amounts due on the March 2022 Notes as of December 31, 2021:

September 30, 2022

Fourth Man Convertible note, 12% coupon March 2023	$250,000
Debt Discount	(123,801)

Convertible notes, net	$126,199

The Company recognized approximately $7,500 and $15,100 of accrued interest during the three and nine months ended September 30, 2022, respectively. The Company recognized approximately $63,000 and $126,000 of interest expense attributable to the amortization of the debt discount from the original deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the three and nine months ended September 30, 2022, respectively.

May 2022 Mast Financing

In May 2022, the Company entered into a securities purchase agreement with one institutional investor, whereby the Company issued one convertible note in the aggregate principal amount of $605,000 convertible into shares of common stock of the Company (“May 2022 Mast Note”). The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investor has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock at a conversion price established at a fixed rate of $0.10. The Company granted a total number of 3,025,000 warrants convertible into an equivalent number of the Company common shares at a strike price of $0.20 up to five years after issuance. The Placement agent was also granted a total amount of 302,500 as part of a finder’s fee agreement. Portion of the proceeds will be used to retire some of the November/December 2021 notes. The extinguishment of existing notes resulted in the recognition of approximately $258,100 in loss on extinguishment of debt in the consolidated statement of operations in nine months ended September 30, 2022.

As of September 30, 2022 the May 2022 Mast Note, net of debt discount, consisted of the following amount. No similar amount was outstanding as at December 31, 2021:

September 30, 2022

Mast Hill Convertible note, 12% coupon May 2023	$605,000
Convertible notes, gross	$605,000
Less Debt discount recorded	(605,000)
Amortization debt discount	196,188
Convertible notes, net	$196,188

The Company recognized approximately $72,600 and $0 of accrued interest during the nine months ended September 30, 2022, and 2021, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date. The Company recognized approximately $196,200 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the nine months ended September 30, 2022, and 2021, respectively.

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

As of September 30, 2022 the June 2022 Blue Lake Note, net of debt discount, consisted of the following amount. No similar amount was outstanding as at December 31, 2021:

September 30, 2022

Blue Lake Convertible note, 12% coupon June 2023	$335,000
Convertible notes, gross	$335,000
Less Debt discount recorded	(333,271)
Amortization debt discount	90,623
Convertible notes, net	$92,352

The Company recognized approximately $40,200 and $0 of accrued interest during the nine months ended September 30, 2022, and 2021, respectively, which is the guaranteed twelve-month coupon and earned in full at issuance date. The Company recognized approximately $90,620 and $0 of interest expense attributable to the amortization of the debt discount from the original debt discount, deferred financing costs, fair value allocated to the warrants and the beneficial conversion feature during the nine months ended September 30, 2022, and 2021, respectively.

Other short-term advances

During the year ended December 31, 2020, the Company’s CEO provided additional funding of $70,000 to the Company, of which $50,000 was repaid before December 31, 2020. Further, during the nine months ended September 30, 2022, $20,000 was repaid to the Company’s CEO. As such, $0 and $20,000 was outstanding at September 30, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, Autotelic Inc. provided a short-term funding of $120,000 to the Company, which was repaid in 2021. In May 2021, Autotelic provided an additional short-term funding of $250,000 to the Company, which was converted into the August 2021 Notes. Autotelic provided an additional $20,000 short-term loan to the Company, and as such, $20,000 was outstanding and payable to Autotelic at September 30, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, the Company’s CFO, a related Party, provided short term advances of approximately $45,000. During the year ended December 31, 2020, the Company’s CFO had provided a short-term advance of $25,000, which was repaid during the year ended December 31, 2021. $20,000 was repaid to the CFO in January 2022. As such approximately $25,000 and $45,000 was outstanding at September 30, 2022 and December 31, 2021, respectively.

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

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyzed our investment and determined that such investment was not considered a VIE, which would require consolidation because the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million, recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the condensed consolidated statements of operations in the three and nine months ended September 30, 2022.

As of the effective date of the formation of the JV, the combined enterprise value of GMP Bio was approximately $50.4 million, comprising of the fair value of the Company’s investment in GMP Bio of approximately $22.7 million and the total original capital contributions by Dragon Overseas of approximately $27.7 million. As of September 30, 2022, the JV had approximately $22.8 million in assets, not including GMP Bio’s capital subscriptions of approximately $24 million; recorded approximately $0.5 million in liabilities and incurred approximately $4.1 million in operational expenses. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that it the most appropriate method to properly value the Company and record a change in value when and upon conducting a fair value assessment. As of September 30, 2022, the Company does not believe the fair value of the JV has changed and hence has not recorded a change in value.

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

In February 2022, the Company and all except one of the Investors agreed to extend the maturity date of the Notes from March 31, 2022, to March 31, 2023. In consideration for the extension of the Notes, the Company issued to the Investors an aggregate of 33,000,066 Oncotelic Warrants at a price of $0.15 per share of Company’s Common Stock and are immediately exercisable and expire two years from the date of issuance or February 9, 2024. Each Investor will be entitled to receive 333,334 Oncotelic Warrants for each Unit purchased. Upon the amendment of the terms of the convertible notes under the private placement memorandum. As incentive to extend the maturity date, approximately 33 million warrants were issued to the Unit Holders who participated in the amendment, The Company repaid the 1-unit holder who did not participate in the amendment shortly after March 31, 2022.

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

The Company recognized amortization expense related to the debt discount and debt issuance costs of approximately $71 thousand and approximately $0.9 million for the nine months ended September 30, 2022 and 2021 respectively, which is included in interest expense in the statements of operations.

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

Expenses related to the MSA were approximately $10,000 for the three months ended September 30, 2022 as compared to approximately $61,000 for the same period of 2021. Expenses related to the MSA were approximately $77,000 for the nine months ended September 30, 2022 as compared to approximately $220,000 for the same period of 2021. During the nine months ended September 30, 2022, Autotelic, Inc. paid expenses and accrued liabilities in the aggregate amount of approximately $0.5 million on behalf of the Company. This payment, on the Company’s behalf, was recognized as a capital contribution from Autotelic, Inc.

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

No expense was recorded during the three and nine months ended September 30, 2022 or 2021, respectively, related to this Agreement.

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

The Company recorded an expense of $0 during the three months ended September 30, 2022 related to this Agreement as compared to $45,000 during the same period in 2021. The Company recorded an expense of $75,000 during the nine months ended September 30, 2022 related to this Agreement as compared to $135,000 during the same period in 2021. Effective April 1, 2022, Dr Maida’s compensation shall be borne by the JVA with GMP Bio.

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

During the nine months ended September 30, 2022, the Company sold a total of 1.3 million shares of Common Stock to Peak One, at prices ranging from $0.09 and $0.25, for total gross proceeds of approximately $0.2 million, net of issuance costs.

Similarly, during the nine months ended September 30, 2021, the Company sold a total of 1.3 million shares of Common Stock at prices ranging from $0.11 and $0.23 for total gross proceeds of approximately $0.2 million, net of issuance costs.

NOTE 10 - STOCKHOLDERS’ EQUITY

The following transactions affected the Company’s Stockholders’ Equity:

Issuance of Common Stock during the nine months ended September 30, 2022

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

In July 2022, the Company sold 400,000 shares of its Common Stock to Peak One under the EPL for net proceeds of approximately $38 thousand.

In August 2022, the Company sold 300,000 shares of its Common Stock to Peak One under the EPL for net proceeds of approximately $23 thousand.

In August 2022, Fourth Man converted $0.14 million of their debt of approximately $0.28 million. In connection with the Note conversion, the Company issued 2,025,000 shares of Common Stock to Fourth Man.

In September 2022, Blue Lake converted $0.1 million of their debt of approximately $0.1 million. In connection with the Note conversion, the Company issued 1,428,571 shares of Common Stock to Blue Lake.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
For the nine months ended September 30, 2022		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	16,592,620	$0.30
Expired or cancelled	(2,359)	11.88
Issued	9,100,000	0.10
Outstanding at September 30, 2022	25,690,261	$0.23

Information on compensation-based stock option activity for qualified and unqualified stock options for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at September 30, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise prices	Options	In Years	Price	Exercisable

$0.01 to 0.15	16,250,000	9.4	$0.12	6,057,500
0.16	5,502,761	8.8	0.16	5,502,761
0.22	1,750,000	3.6	0.22	1,750,000
0.38	900,000	2.9	0.38	900,000
0.73	762,500	2.5	0.73	762,500
1.37	150,000	0.7	1.37	150,000
1.43	300,000	2.7	1.43	300,000
15.00	75,000	2.7	15.00	75,000
	25,690,261	8.3	$0.30	15,497,761

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are generally exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled approximately $0 and was based on the Company’s closing stock price of $0.07 as of September 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. Information on the aggregate intrinsic value for the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

The Company granted 9.1 million stock options to its employees during the three months ended September 30, 2022. 20% of the options vested immediately and the balance will vest at December 31, 2022, based on achievement of certain corporate and individual milestones. At September 30, 2022, the Company estimated the fair value of the options issued based on assumptions used in the Black-Scholes valuation model. The options resulted in an aggregate fair value of approximately $0.5 million. The key valuation assumptions used of the price of the Company’s Common Stock, a risk-free interest rate based on the yield of a Treasury note and expected volatility of the Company’s Common Stock all as of the measurement date. The Company used the following assumptions to estimate fair value of the warrants:

Strike price	$0.10
Expected Term	1 year
Expected volatility	95.5%
Risk-free interest rates	3.12%
Dividend yields	0.00%

The Company amortized approximately $0.3 million and $0.6 million of stock compensation expense during the three and the nine months ended September 30, 2022 on the 2021 and 2022 grants. The Company recorded $0.3 million of similar expense during the same periods of 2021 respectively.

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

The issuance of warrants to purchase shares of the Company’s Common Stock, including those attributed to debt issuances, as of September 30, 2022 are summarized as follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2022	53,314,424	$0.20
Issued during the nine months ended September 30, 2022	38,623,816	0.15-0.20
Exercised / cancelled during the nine months ended September 30, 2022	(9,615,385)	0.13
Outstanding at September 30, 2022	82,322,855	$0.18

The following table summarizes information about warrants outstanding and exercisable at September 30, 2022:

	Outstanding and exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
Exercise Price	Outstanding	in Years	Price	Exercisable
$0.20	42,737,500	0.50	$0.20	42,737,500
0.13	961,539	4.21	0.13	961,539
0.15	33,000,066	1.50	0.15	33,000,066
0.20	5,623,750	4.50-4.73	0.20	5,623,750
	82,322,855	1.0	$0.18	82,322,855

NOTE 12 – INCOME TAXES

The Company had gross deferred tax assets, which primarily relate to net operating loss carry forwards. As of December 31, 2021, the Company had gross federal and state net operating loss carry forwards of approximately $236.1 million and $76.3 million, respectively, which are available to offset future taxable income, if any. A portion of the gain on the sale of the non-financial asset may give rise to some taxable income, but such income is likely to be offset against the available net operating losses. The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. Information on our deferred tax assets and liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Portions of these carry forwards will expire through 2038, if not otherwise utilized. The Company’s utilization of net operating loss carry forwards could be subject to an annual limitation. as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carry forwards and tax credits before they can be utilized. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry forwards will be subject to annual limitations, due to change of ownership control provisions under Section 382 and 383 of the Internal Revenue Code, which would significantly impact our ability to realize these deferred tax assets.

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

PointR Merger Contingent Consideration

The total purchase price in the PointR Merger of $17,831,427 represented the consideration transferred from the Company and was calculated based on the number of shares of Common Stock plus the preferred shares outstanding but convertible into Common Stock outstanding at the date of the PointR Merger and included $2,625,000 of contingent consideration of shares issuable to PointR shareholders, which could increase to $15 million of contingent consideration, upon achievement of certain milestones. For more information on the PointR Merger Contingent Consideration, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

NOTE 14 – SUBSEQUENT EVENTS

In October 2022, the Company was awarded a contract with Biomedical Advanced Research and Development Authority (BARDA) for the development of OT-101 therapeutic against long term effects of respiratory distress post COVID-19.

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

The Company is currently developing OT-101, through its joint venture (“JV”) with Dragon Overseas Capital Limited (“Dragon”) and GMP Biotechnology Limited (“GMP Bio”), both affiliates of Golden Mountain Partners (“GMP”), for various cancers and COVID-19, Artemisinin for COVID-19 and AI technologies for clinical development and manufacturing. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform. The Company has acquired apomorphine for Parkinson’s Disease, erectile dysfunction and female sexual dysfunction. In addition, the Company is evaluating the further development of its product candidates OXi4503 as a treatment for acute myeloid leukemia and myelodysplastic syndromes and CA4P in combination with a checkpoint inhibitor for the treatment of advanced metastatic melanoma.

The Company had entered into an agreement and supplemental agreement with GMP for a total of $1.2 million to render services for the development of OT-101 for COVID-19. Such amount was recorded as revenue upon completion of all performance obligations under the agreement. Further, In June 2020, the Company secured $2 million in debt financing from GMP to conduct a clinical trial evaluating OT-101 against COVID-19. The Company discontinued enrollment in its OT-101 clinical trial in patients with COVID-19 in June 2021. In September 2021, the Company secured a further $1.5 million in debt from GMP to complete the study. The trial completed randomization of 32 out of 36 patients planned, on an intent to treat basis. The discontinuance of the trial was due to the continuing rise of more severe variants in Latin America, leading to exhaustion of medical care infrastructure in Latin America.

In 2020 and 2021, the Company was developing Artemisinin as a potential therapy for COVID-19. Artemisinin, purified from a plant Artemisia annua. It can inhibit TGF-β activity and is able to neutralize COVID-19. The Company initially conducted a study and the test results during an in vitro study at Utah State University showed Artemisinin having an EC50 of 0.45 ug/ml, and a Safety Index of 140. For more information on the development of Artemisinin, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Between October 2021 and January 2022, GMP provided $1.0 million to the Company to fund operations on the way to complete a JV. On March 31, 2022, the Company formalized a JV with Dragon and GMP Bio. For more information on the JV, refer to Note 6 of the Notes to the unaudited Consolidated Financial Statements for this Quarterly Report on Form 10Q.

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

The Company determined that the arrangement does not meet the accounting definition of a joint venture. Subsequently, we analyze our investment and determined that such investment was not considered a VIE, which would require consolidation. Besides, the Company does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company does not control the JV through majority ownership interest or Board participation. As such, the Company followed the guidance in ASC 610-20 regarding the sale of nonfinancial assets to noncustomers when retaining a non-controlling ownership interest in such assets. The Company is deemed to have substantially transferred the actual intellectual property related to OT-101 as the investee can benefit from the risk and rewards of ownership of such intellectual property. This resulted in the derecognition of the carrying amount of our intangible assets for approximately $0.8 million and goodwill for $4.9 million for an aggregate amount of approximately $5.7 million, recorded its initial investment at its fair value for approximately $22.6 million and which resulted in a non-cash gain on non-financial asset disposal of approximately $17 million, which was reported in other income in the condensed consolidated statements of operations in the three and nine months ended September 30, 2022. The Company elected the fair value option under subsection of Section 825-10-15 to account for its equity-method investment as the Company believes that the fair value option is most appropriate for a company in the biotechnology industry, The fair value option is more appropriate for companies that are involved in extensive and usually very expensive research and development efforts, which are not appropriately reflected in the market value or reflective of the true value of the development activities of the company

This JV is a significant milestone in the history of the Company. It permits the Company to monetize and develop the assets it holds, by minimal to no shareholder dilution. This transaction allows us to unburden the Company of the high cost of drug development, which the JV will be responsible for, while the Company will participate in its upside through appreciation in the value of its shares in the JV and up to a potential of $50 million on the sale of the RPD voucher following marketing approval of OT-101 for DIPG. Dragon has agreed to invest cash and other assets with a value of approximately $27.6 million for 55% ownership of the JV; and Oncotelic has granted the License to the JV for 45% ownership in the JV for a fair value of about $22.6 million. The cash contributions by Dragon will allow the JV to commence the development of OT-101.

For information on the JV, refer to Note 6 – Joint Venture and GMP of the Notes to the Consolidated Financial Statements above.

November – December 2021 and March 2022 Financing

In November and December 2021, the Company entered into securities purchase agreement with five institutional investors, whereby the Company issued five convertible notes in the aggregate principal amount of $1,250,000 convertible into shares of common stock of the Company. The convertible notes carry a twelve (12%) percent coupon and a default coupon of 16% and mature at the earliest of one year from issuance or upon event of default. Investors has the right at any time following issuance date to convert all or any part of the outstanding and unpaid amount of the note into the Company’s common stock, par value of $0.01 (“Common Stock”) at a conversion price established at a fixed rate of $0.07. The Company granted a total number of 9,615,385 warrants convertible into an equivalent number of the Common Stock at a strike price of $0.13 up to five years after issuance. The Placement agent was also granted a total amount of 961,540 as part of a finder’s fee agreement. In March 2022, the Company entered into a Securities Purchase Agreement with Fourth Man, pursuant to which the pursuant to which the Company issued convertible promissory note in the aggregate principal amount of $0.25 million, which Note is convertible into shares of the Company’s Common Stock. This Note was undertaken by the Company pursuant to that certain Finder’s Fee Agreement between the Company and JH Darbie, dated October 26, 2021 (the “Agreement”).

In January 2022, three of the five investors made a cashless exercise for their warrants. In this connection, the Company issued 3,041,958 million shares of the Common Stock in exchange of approximately 5,761,231 million warrants. In May 2022, November 2021 Talos note and the December 2021 First Fire note were fully repaid, including repaying $35,000 of the First Fire note by issuance of 500,000 shares of our Common Stock. In June 2022, Mast converted their Note from November 2021 for which the company issued 4,025,000 shares of Common Stock. Further, in June 2022, First Fire exercised their warrant to purchase shares of Common Stock of the Company on a cashless basis. In August 2022, the Company converted $140,000 of Fourth Man Note into 2,025,000 shares of common stock. In September 2022, the Company converted $68,250 of Blue Lake note into 1,428,571 shares of common stock.

May 2022 Financing

In May 2022, the Company entered into a Securities Purchase Agreements with Mast, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.6 million. This Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was used to fully repay the November 2021 Talos note and partially repay the December 2021 First Fire note.

June 2022 Financing

In June 2022, the Company entered into a Securities Purchase Agreements with Blue Lake, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $0.34 million. This Note is convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). This note was utilized for corporate expenses.

Equity Purchase Agreement

On May 3, 2021, the Company entered into an Equity Purchase Agreement (“EPL”) and Registration Rights Agreement with Peak One Opportunity Fund LP (“Peak One” or the “Investor”). For further information on EPL, refer to our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. The Company filed a post-effective amendment Registration Statement on Form S-1 with the Commission on April 26, 2022, and the Form S-1 was declared effective on May 6, 2022. The Company filed the prospectus in this connection on May 11, 2022. During the nine months ended September 30, 2022, the Company sold a total of 1.3 million shares of Common Stock to Peak One under the EPL, at price ranging from $0.09 and $0.25, for total gross proceeds of approximately $0.2 million, net of issuance costs.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the nine months ended September 30, 2022 and 2021, there were no impairment losses recognized for long-lived assets.

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

Results of Operations

Comparison of the Results of Operations for the three Months Ended September 30, 2022 to the three Months Ended September 30, 2021

A comparison of the Company’s operating results for the three months ended September 30, 2022 and 2021, respectively, is as follows.

	September 30, 2022	September 30, 2021	Variance
Operating expense:
Research and development	1,700	621,927	(620,227)
General and administrative	593,739	1,187,035	(593,296)
Total operating expense	595,439	1,808,962	(1,213,523)
Loss from operations	(595,439)	(1,808,962)	1,213,523
Reimbursement for expenses – related party	237,165	-	237,165
Interest expense, net	(606,824)	(445,363)	(161,461)
PPP loan forgiveness	-	253,347	(253,347)
Change in the value of derivatives on debt	105,662	145,449	(39,787)
Net income (loss) before controlling interests	$(859,436)	$(1,855,529)	$996,093

Net Loss

We recorded a net loss of approximately $0.9 million for the three months ended September 30, 2022, compared to a net loss of approximately $1.9 million for the three months ended September 30, 2021. The lower loss of approximately $1.0 million for the three months ended September 30, 2022 as compared to the same period of 2021 was primarily due to reduced operating expenses of approximately $1.2 million, reimbursement of expenses by a related party of approximately $0.2 million; offset by higher interest expense by approximately $0.2 million, PPP loan forgiveness of approximately $0.3 million from the three months ended September 30, 2021 and change in the value of derivatives on debt of approximately $40 thousand.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $0.6 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to lower personnel expenses of approximately $0.3 million and lower clinical trial expenses related to OT-101 of approximately $0.3 million.

As a result of our JV, we expect our R&D expense to remain steady or reduce for the remainder of the year 2022, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by approximately $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to reduced compensation expense of approximately $0.6 million, which was borne by the JV, during the three months ended September 30, 2022 as compared to same period in 2021.

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2022. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Reimbursement of expenses

The Company was reimbursed approximately $0.25 million, by Autotelic Inc. a related party, during the three months ended September 30, 2022 on behalf of our JV.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $0.6 million for the three months ended September 30, 2022 primarily in connection with debt raised from convertible notes and the JH Darbie Financing, November/December 2021 Financing and May/June 2022 financing as compared to approximately $0.45 million for the same period of 2021, in connection with debt raised from convertible notes and JH Darbie during 2021. For more information on debt raised from convertible notes and the JH Darbie Financing, see Note 5 and Note 6 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

PPP Loan Forgiveness

We recorded a PPP loan forgiveness of approximately $0.3 million during the three months ended September 30, 2021. No similar amount was recorded during the same period in 2022.

Change in Value of Derivatives

During the three months ended September, 2022, we recorded approximately $0.1 million due to a change in value upon conversion of certain debt to liabilities as a derivative on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.15 million change during the same period in 2021. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

A comparison of the Company’s operating results for the nine months ended September 30, 2022 and 2021, respectively, is as follows.

	September 30, 2022	September 30, 2021	Variance
Operating expense:
Research and development	690,705	3,135,413	(2,444,708)
General and administrative	4,505,256	4,475,642	(29,614)
Total operating expense	5,195,961	7,611,055	(2,415,094)
Loss from operations	(5,195,961)	(7,611,055)	2,415,094
Reimbursement for expenses – related party	484,657	-	484,657
Interest expense, net	(1,999,164)	(1,400,249)	(598,915)
Gain on derecognition of non-financial asset	16,951,477	-	16,951,477
PPP loan forgiveness	-	253,347	(253,347)
Change in the value of derivatives on debt	37,740	239,278	(201,538)
Loss on conversion of debt	(257,810)	(27,504)	(230,306)
Net income (loss) before controlling interests	$10,020,939	$(8,546,183)	$18,567,122

Net Income

We recorded a net income of approximately $10 million for the nine months ended September 30, 2022, compared to a net loss of approximately $8.5 million for the nine months ended September 30, 2021. The higher net income of approximately $18.6 million for the nine months ended September 2022 as compared to the same period of 2021, was primarily due to due to gain on the derecognition of a non-financial asset of approximately $17 million, lower operating expense of approximately $2.4 million, increased reimbursement for expenses of approximately $0.5 million, higher loss on conversion of debt of approximately $0.2 million, and higher interest expense of $0.6 million and lower forgiveness of the PPP loan from the nine months ended September 30, 2021 of $0.25 million.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by approximately $2.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to reduced compensation cost of $0.8 million, reduced clinical trial cost of approximately $1.5 million and lower operational and other expenses of approximately $0.2 million. As a result of our JV with Dragon and GMP Bio, the JV has absorbed most of the compensation costs as well as some of the operational costs during the six months ended September 30, 2022.

As a result of our JV, we expect our R&D expense to remain steady or decrease for the remainder of the year 2022, specifically for activities related to OT-101, including the initiation of new clinical trials. Any other development expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses marginally increased by approximately $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher stock-based compensation expense of approximately $ 0.9 million, offset by lower compensation costs of approximately $0.6 million, lower legal costs of approximately $0.1 million and lower operational costs of $0.1 million.

As a result of our JV, we expect our G&A activities to reduce, and therefore believe that G&A expenses will decrease for the remainder of 2022. Any other G&A expenses will be subject to our continuing ability to secure sufficient funding to continue planned operations.

Interest Expense, Net

We recorded interest expense, including amortization of debt costs, of approximately $2 million for the nine months ended September 30, 2022 primarily in connection with debt raised from convertible notes, JH Darbie Financing, November/December 2021 and March 2022 Financing and May/June 2022 Financing, as compared to approximately $1.4 million for the same period of 2021, in connection with debt raised from convertible notes during 2019 and JH Darbie Financing.

Reimbursement of expenses

The Company was reimbursed approximately $0.5 million, by Autotelic Inc. a related party, during the nine months ended September 30, 2022 on behalf of our JV.

Gain on Derecognition of Non-financial Asset

During the nine months ended September 30, 2022, we recorded a gain of approximately $16.9 million on the sale of our non-financial asset upon the transfer of OT-101 as our capital contribution for the JV. We adopted the fair value measurements under the equity method and the gain was net of the fair value of the asset of approximately $22.6 million as reduced by the removal of the value of the intangibles of approximately $0.8 million for OT-101 and the value of the goodwill of $4.9 million recorded at the time of the 2019 Merger with Oncotelic Inc.

PPP Loan Forgiveness

We recorded a PPP loan forgiveness of approximately $0.3 million during the nine months ended September 30, 2021. No similar amount was recorded during the same period in 2022.

Change in Value of Derivatives

During the nine months ended September, 2022, we recorded approximately $38 thousand due to a change in value upon conversion of certain debt to liabilities as a derivative on the convertible promissory notes issued to our CEO and a bridge investor (collectively, the “Convertible Notes”). The Company recorded approximately $0.24 million change during the same period in 2021. For more information on value of derivatives, refer to the Note 2 of the Unaudited Consolidated Financial Statements of this Quarterly Report.

Loss on Conversion of Debt

During the nine months ended September 30, 2022, we recorded a loss of $0.25 million on conversion of debt as compared to a loss of $27 thousand related to the difference in fair value to the price at which the debt was converted.

Liquidity, Financial Condition and Capital Resources ($s in ‘000’s)

	September 30, 2022	December 31, 2021
Cash, including restricted cash of $20	$274	$589
Negative working capital	(15,898)	(14,828)
Stockholders’ Equity, after non-controlling interests	24,026	8,158

The Company has incurred net accumulated losses of approximately $20.6 million, negative working capital of approximately $15.9 million and negative cash flow from operations of approximately $1.4 million at September 30, 2022. Management expects to incur significantly lower costs losses, especially due to the transfer of costs over to the JV, especially in connection with the development of OT-10, in the foreseeable future but also recognizes the need to raise capital to remain viable. The Company’s limited capital resources, history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The principal source of the Company’s working capital deficit to date has been the issuance of convertible notes, a substantial part of which has been provided by officers and certain insiders, and sale of equity under the EPA with Peak One. The Company will need to raise additional capital in order to fund its operations and continue development of product candidates. The Company is evaluating the options to further the development of the Company’s product candidates, AL-101, Artemisinin for COVID-19, developing AI technologies to support the COVID-19 therapies; in addition to evaluating the development pathway of its product candidates; OXi4503 and/or CA4P. The Company is also independently planning to develop OT-101 for certain animal health indications and contemplating using crypto currencies for that platform.

The Company anticipates raising substantial additional capital through the sale of equity securities and/or debt, but no financing arrangements are in place at this time.

If the Company is unable to access additional funds when needed, it may not be able to continue the development of these investigational drugs and the Company could be required to delay, scale back or eliminate some or all of its development programs and operations. Any additional equity financing, if available, would be dilutive to the current stockholders and may not be available on favourable terms. Additional debt financing, if available, may involve restrictive covenants and could also be dilutive. The Company’s ability to access capital is not assured and, if access is not achieved on a timely basis, would materially harm the Company’s financial condition, the value of its Common Stock and its business prospects.

Cash Flows ($ in ‘000’s)

	Nine month ended September 30,
	2022	2021
Net cash used in operating activities	$(1,372)	$(3,367)
Net cash provided by financing activities	1,057	2,971
Increase (decrease) in cash	$(315)	$(396)

Operating Activities

Net cash used in operating activities was approximately $1.4 million for the nine months ended September 30, 2022. This was due to the net income of approximately $10.0 million, primarily offset by non-cash gain on the sale of its non-financial asset of approximately $17 million, non-cash amortization of debt discounts and deferred financing costs of $1.1 million, non-cash stock compensation costs of $0.3 million, fair value of the warrants issued during the nine months ended September 30, 2022 of $2.9 million, non-cash loss on debt conversion of approximately $0.5 million and changes in operating assets and liabilities of approximately $0.1 million.

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

Financing Activities

For the nine months ended September 30,2022, net cash provided by financing activities was approximately $1.1 million, due to a receipt of cash from sale of shares under the EPA of approximately $0.2 million, a short-term convertible loan GMP of $0.5 million, approximately $1.0 million under the March 2022, May 2022 and June 2022 notes, offset by repayments of debt of approximately $0.5 million to certain note holders and approximately $0.1 million repayments to one of our PPH note holder and certain short term lenders.

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

Material Weaknesses in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of September 30, 2022 was not effective as a result of certain material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. While we have made progress in our planned remediation efforts and we hope to complete its planned execution of internal controls over financial reporting before December 31, 2022, however, our ability to do so would greatly depend on our ability to obtain financial and other resources to complete the remediation.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts, if addressed, will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factor described below, for information about the risks and uncertainties related to our business, please see the risk factors described in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2022. The risks described below and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In August 2022, Fourth Man converted $0.14 million of their debt of approximately $0.28 million. In connection with the Note conversion, the Company issued 2,025,000 shares of Common Stock to Fourth Man.

In September 2022, Blue Lake converted $0.1 million of their debt of approximately $0.1 million. In connection with the Note conversion, the Company issued 1,428,571 shares of Common Stock to Blue Lake.

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

The following exhibits are included as part of this Quarterly Report. A more complete list of previously filed Exhibits can be found with our Annual Report on Form 10K filed with the SEC on April 15, 2022:

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit Number	Filed Herewith

10.1	Amendment to the Oncotelic Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	4/19/2021	10.1

10.2	Equity Purchase Agreement by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2021	8-K	5/7/2021	10.1

10.3	Registration Rights Agreement, by and between Oncotelic Therapeutics, Inc., and Peak One Opportunity Fund, L.P., dated May 3, 2020	8-K	5/7/2021	10.2

10.4	Joint Venture Agreement relating to GMP Biotechnology Limited between Dragon Overseas Capital Limited, Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.1
10.5	License Agreement between Oncotelic Therapeutics, Inc. and GMP Biotechnology Limited dated March 31, 2022	8-K	4/6/2022	10.2

10.6	License Agreement between Oncotelic Therapeutics, Inc. and Sapu Holdings, LLC dated March 31, 2022	8-K	4/6/2022	10.3

10.7	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Fatih Uckun, MD, Ph.D. dated May 1, 2022	8-K	5/6/2022	10.1

10.8	Independent consulting agreement between Oncotelic Therapeutics, Inc. and Seymour Fein, MD dated May 1, 2022	8-K	5/6/2022	10.2

10.9	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated May 27, 2022	8-K	6/3/2022	10.1

10.10	Securities Purchase Agreement between Oncotelic Therapeutics Inc. and certain accredited investors dated June 22, 2022	8-K	6/27/2022	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.1	Interactive Data Files for the fiscal years ended December 31, 2022 and December 31, 2021				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				x

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOTELIC THERPAEUTICS INC.

By:	/s/ Vuong Trieu
Vuong Trieu, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 18, 2022

By:	/s/ Amit Shah
Amit Shah
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 18, 2022

